Form 10-Q
period 1998-03-31
HARRIS PREFERRED CAPITAL CORP
filed 1998-05-15
CIK 1046788

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998    Commission file number 1-13805


Harris Preferred Capital Corporation
(Exact name of registrant as specified in its charter)

          Maryland                                        # 36-4183096
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)


111 West Monroe Street, Chicago, Illinois                    60603
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (312) 461-2121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

The number of shares of Common Stock, $1.00 par value, outstanding on May 14, 1998 was 1,000.

                      HARRIS PREFERRED CAPITAL CORPORATION

                                TABLE OF CONTENTS


Part I      FINANCIAL INFORMATION

Item 1.     Financial Statements................................................2

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................10

Part II     OTHER INFORMATION

Item 2(d).  Use of Proceeds....................................................20

Item 6.     Exhibits and Reports on Form 8-K...................................20

Signatures  ...................................................................21

Part 1. Financial Information
     Item 1. Financial Statements


                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEET
                                 MARCH 31, 1998

                                                                                            MARCH 31,
(IN THOUSANDS EXCEPT SHARE DATA)                                                              1998
-----------------------------------------------------------------------------------------------------
ASSETS
Cash on deposit with parent                                                           $           590
Securities purchased from parent under agreement to resell                                      7,004
Notes receivable from parent                                                                  348,960
Mortgage-backed securities available-for-sale                                                 133,187
Other assets                                                                                    2,591
                                                                                      ---------------
    TOTAL ASSETS                                                                      $       492,332
                                                                                      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses due to parent                                                        $           151
Commitments and contingencies                                                                       -
                                                                                      ---------------
    TOTAL LIABILITIES                                                                             151
                                                                                      ---------------

STOCKHOLDERS' EQUITY
Common stock ($1 par value); 1,000 shares authorized, issued
    and outstanding                                                                                 1
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value);
     liquidation value of $250,000; 20,000,000 shares authorized,
     10,000,000 shares issued and outstanding                                                 250,000
Additional paid-in capital                                                                    241,103
Earnings in excess of distributions                                                             1,632
Accumulated other comprehensive income - unrealized losses on available-for-sale
     securities                                                                                  (555)
                                                                                      ---------------

    TOTAL STOCKHOLDERS' EQUITY                                                                492,181
                                                                                      ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $       492,332
                                                                                      ===============


The accompanying notes to financial statements are an integral part of this statement.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENT OF OPERATIONS
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                                 MARCH 31, 1998



                                                                                                         FROM INCEPTION
                                                                                                        (JANUARY 2, 1998)
                                                                                                             THROUGH
                                                                                                            MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                                         1998
--------------------------------------------------------------------------------------------------------------------------
Interest income:
     Securities purchased from parent under agreement to resell                                      $                  18
     Notes receivable from parent                                                                                    3,127
     Mortgage-backed securities available-for-sale                                                                   1,220
                                                                                                    ----------------------
        Total interest income                                                                                        4,365

Operating expenses:
     Loan servicing fees paid to parent                                                                                141
     Advisory fees paid to parent                                                                                        7
     General and administrative                                                                                         24
                                                                                                    ----------------------
        Total operating expense                                                                                        172

Net income                                                                                                           4,193

Preferred dividends                                                                                                  2,561
                                                                                                    ----------------------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                                           $               1,632
                                                                                                    ======================

Basic and diluted earnings per common share                                                          $            1,632.00
                                                                                                    ======================

Net income                                                                                           $               4,193
Other comprehensive income - unrealized losses on available-for-sale-securities                                       (555)
                                                                                                    ----------------------
Comprehensive income                                                                                 $               3,638
                                                                                                    ======================


The accompanying notes to financial statements are an integral part of this statement.

                      HARRIS PREFERRED CAPITAL CORPORATION
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
                                     EQUITY
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                                 MARCH 31, 1998


                                                                                                    ACCUMULATED
                                                                          ADDITIONAL  EARNINGS IN      OTHER
                                                   COMMON     PREFERRED    PAID-IN     EXCESS OF    COMPREHENSIVE  STOCKHOLDERS'
(IN THOUSANDS EXCEPT PER SHARE DATA)               STOCK        STOCK      CAPITAL   DISTRIBUTIONS    INCOME         EQUITY
--------------------------------------------------------------------------------------------------------------------------------

Balance at inception                               $   -       $   -       $  -       $  -       $     -       $     -

    Issuance of common stock                               1                                                             1
    Initial public offering of 7 3/8%
       Noncumulative Exchangable Preferred Stock,
       Series A, par value $1, on February 11, 1998    -         250,000      -          -             -           250,000
    Contribution to capital surplus                    -           -        241,103      -             -           241,103
    Net income                                         -           -          -          4,193         -             4,193
    Other comprehensive income                         -           -          -          -              (555)         (555)
    Dividends (preferred stock $0.2561 per share)      -           -          -         (2,561)        -            (2,561)
                                                   ---------   ---------   --------   --------   -----------   -----------

Balance at March 31, 1998                          $       1   $ 250,000   $241,103   $  1,632   $      (555)  $   492,181
                                                   =========   =========   ========   ========   ===========   ===========


The accompanying notes to financial statements are an integral part of this statement.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                                 MARCH 31, 1998



                                                                                                        FROM INCEPTION
                                                                                                       (JANUARY 2, 1998)
                                                                                                            THROUGH
                                                                                                            MARCH 31,
(IN THOUSANDS)                                                                                                1998
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net Income                                                                                          $         4,193

    Adjustments to reconcile net income to net cash provided by operating activities:
       Net increase in accrued interest receivable                                                               (2,591)
       Net increase in accrued expenses                                                                             151
                                                                                                        ---------------
           Net cash provided by operating activities                                                              1,753
                                                                                                        ---------------

INVESTING ACTIVITIES:
    Net increase in securities purchased from parent under agreement to resell                                   (7,004)
    Net increase in notes receivable from parent                                                               (348,960)
    Purchases of securities available-for-sale                                                                 (134,442)
    Proceeds from maturities of securities available-for-sale                                                       700
                                                                                                        ---------------
           Net cash used by investing activities                                                               (489,706)
                                                                                                        ---------------

FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                                                                   250,000
    Proceeds from issuance of common stock                                                                            1
    Contribution to additional paid-in capital, net of acquisition costs                                        241,103
    Cash dividends paid on preferred stock                                                                       (2,561)
                                                                                                        ---------------
           Net cash provided by financing activities                                                            488,543
                                                                                                        ---------------

    Net increase in cash on deposit with parent                                                                     590
    Cash on deposit with parent at January 2, 1998                                                                    -
                                                                                                        ---------------
    Cash on deposit with parent at March 31, 1998                                                        $          590
                                                                                                        ===============


The accompanying notes to financial statements are an integral part of this statement.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION

Harris Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying Real Estate Investment Trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate trust. The Company expects to be subject to tax as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it distributes 95% of its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by the Bank. The Bank is required to maintain direct or indirect ownership of at least 80 % of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, are outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

On February 11, 1998, the Company consummated an initial public offering (the "Offering") of 10,000,000 shares of the Company's Preferred Shares, receiving proceeds of $242,125,000, net of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange. Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $250 million to the Company.

The Company used the proceeds raised from the initial public offering of the Preferred Shares and the additional capital contributed by the Bank to purchase $356 million of notes (the "Notes") from the Bank and $135 million of mortgage-backed securities at their estimated fair value.

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the period from inception (January 2, 1998) through March 31, 1998, and all adjustments are of a normal and recurring nature.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At March 31, 1998, no allowance for possible loan losses was recorded under this policy.

INCOME TAXES

The Company expects to elect to be taxed as a REIT commencing with its taxable year ending December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax to the extent it distributes 95% of its income to stockholders and as long as certain assets, income and stock ownership tests are met. Accordingly, no provision for income taxes is included in the accompanying financial statements.

SECURITIES

The Company classifies all securities as held-to-maturity or as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity. There were no held-to-maturity securities at March 31, 1998.

Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of portfolio securities sales, are included in securities' gains, with the cost of securities sold determined on the specific identification basis.

The Company purchases U.S. Treasury and Federal agency securities from its parent under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Balance Sheet. Securities purchased under agreement to resell totaled $7 million at March 31, 1998. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

MANAGEMENT'S ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.       NOTES RECEIVABLE FROM PARENT

After capitalization on February 11, 1998, proceeds were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the collateralizing mortgage loans.

The Notes are recourse only to the securing mortgage loans that are secured by real property. The Notes mature on October 1, 2027. Payments of principal and interest on the notes are recorded monthly from payments received on the securing mortgage loans. The Company has a security interest in the real property securing the underlying mortgage loans and is entitled to enforce payment on the securing mortgage loans in its own name if a mortgagor should default. In the event of default, the Company has the same rights as the original mortgagee to foreclose the mortgaged property and satisfy the obligations of the Bank out of the proceeds. The securing mortgage loans are serviced by the Bank, as agent of the Company.

The Company intends that each mortgage loan securing the Notes will represent a first lien position and will be originated in the ordinary course of the Bank's real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the Bank's own account. The Company also intends that all Mortgage Assets held by the Company will meet market standards, with any servicing guidelines promulgated by the Company and, in the case of residential mortgage loans, with Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and procedures.

The balance of securing mortgage loans at March 31, 1998 was $415 million. The weighted average interest rate on those loans was 7.387% at March 31, 1998.

None of the mortgage loans collateralizing the Notes was on nonaccrual status at March 31, 1998.

A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $241 million and $80 million, respectively, as of March 31, 1998.

4.       SECURITIES

Mortgage-backed securities represent Government National Mortgage Association
6 1/2% Platinum Certificates. The fair value, amortized cost and gross and net unrealized losses of such securities aggregated $133.2 million, $133.7 million and $(.56) million, respectively, as of March 31, 1998. The contractual maturity is November 15, 2027. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


5.       COMMON AND PREFERRED STOCK

On February 11, 1998, the Company issued 10,000,000 Preferred Shares at a price of $25 per share pursuant to its Registration Statement on Form S-11. Proceeds from this issuance, net of underwriting fees, totaled $242,125,000. The liquidation value of each Preferred Share is $25 plus any authorized, declared and unpaid dividends. Except upon the occurrence of certain events, the Preferred Shares are not redeemable by the Company prior to March 30, 2003. On or after such date, the Preferred Shares will be redeemable at the option of the Company, in whole or in part, at the liquidation preference thereof, plus the quarterly accrued and unpaid dividend, if any, to the date of redemption. Except under certain limited circumstances, as defined, the holders of the Preferred Shares have no voting rights. The Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends paid during the quarter ended March 31, 1998 to the holders of the Preferred Shares totaled $2,560,800.

Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. No Common Stock dividends were declared or paid during the quarter ended March 31, 1998.


6.       TRANSACTIONS WITH AFFILIATES

The Company entered into an advisory agreement (the "Advisory Agreement") with the Bank pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing, and disposition of the Mortgage Assets held by the Company, and (iii) monitoring the Company's compliance with the requirements necessary to qualify as a REIT.

The Advisory Agreement has an initial term of one year and may be renewed for additional one-year periods. The Bank is entitled to receive an advisory fee equal to $50,000 per year, payable in equal quarterly installments.

The securing mortgage loans are serviced by the Bank pursuant to the terms of a servicing agreement ("the Servicing Agreement"). The Bank will receive a fee equal to 0.25% per annum on the principal balances of the loans serviced.

The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of the securing mortgage loans, with Fannie Mae and FHLMC guidelines and procedures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a REIT, liquidity, provision for loan losses, capital resources and investment activities in "Management's Discussion and Analysis of Financial Condition and Results of Operation." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

OVERVIEW

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage assets consisting of a limited recourse note or notes issued by the Bank secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company expects to qualify as a REIT under the Code, and will generally not be subject to federal income tax to the extent that it distributes 95% of its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's Common Stock, are owned by the Bank. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgage and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

On February 11, 1998, the Company issued, in the Offering, 10,000,000 Preferred Shares, $1.00 par value, which raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange. Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $250 million to the Company.

RESULTS OF OPERATIONS

During the period from inception (January 2, 1998) through March 31, 1998, the Company reported net income of $4.2 million.

The Company used the proceeds from its offering of Preferred Shares, coupled with a capital contribution from the Bank, to purchase $356 million of Notes and $135 million par value of mortgage-backed securities at an estimated fair value of $134 million. As of March 31, 1998, the Company had $349 million invested in notes. Management intends to continue to reinvest principal collections in notes issued by the Bank secured by real estate mortgage assets, residential mortgage loans to be purchased from either the Bank or its affiliates on a periodic basis, or mortgage-backed securities.

Interest income on the Notes totaled $3.1 million and yielded 6.67% on average principal outstanding. Interest income on mortgage-backed securities available-for-sale was $1.2 million resulting in a yield of 6.83%. The average Notes and securities available-for-sale balances for the period from February 11, 1998 through March 31, 1998 were $352 million and $134 million, respectively. The average outstanding balance of the securing mortgage loans for the same period was $430 million. There were no Company borrowings during the quarter.

Operating expenses totaling $172 thousand were comprised of loan servicing fees paid to parent, advisory fees paid to parent and general and administrative expenses. Loan servicing expenses of $141 thousand were based on an annual servicing fee rate of 0.25% of the outstanding principal balances of the securing mortgage loans. Advisory fees paid to parent for the three months ended March 31, 1998 totaled $7 thousand. General and administration expenses were $24 thousand.

On February 26, 1998, the Company declared a cash dividend of $.2561 per share on the outstanding Preferred Shares to the stockholders of record on March 15, 1998. The dividend of $2.6 million was subsequently paid to holders of Preferred Shares on March 30, 1998.

At March 31, 1998, there were no securing mortgage loans on nonaccrual status.

ALLOWANCE FOR LOAN LOSSES

The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the securing mortgage loans.

CONCENTRATIONS OF CREDIT RISK

A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $241 million and $80 million, respectively, at March 31, 1998.

LIQUIDITY RISK MANAGEMENT

The object of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional notes or other qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional notes or other qualifying assets is funded with the proceeds obtained from repayment of principal balances by individual mortgagees. The payment of dividends on the Preferred Shares will be made from legally available funds, principally arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the notes and mortgage-backed securities. The Company does not have and does not anticipate having any material capital expenditures.

In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its adjusted REIT taxable income, as provided for under the Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 95% or more of its adjusted REIT taxable income.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs.

As presented in the accompanying Statement of Cash Flows, the primary sources of funds during the period from inception (January 2, 1998) through March 31, 1998, were $250 million from the issuance of Preferred Shares and $241 million additional capital contributed by the Bank, net of acquisition costs. Additional significant sources of funds were $7 million provided by principal payments on the notes. The primary uses of funds were $349 million in purchases of Notes, net of repayments, $134 million in purchases of mortgage-backed securities, and $2.6 million in preferred stock dividends paid.

OTHER MATTERS

As of March 31, 1998, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code.

The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.


FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

The following unaudited financial information for Harris Trust and Savings Bank is included because the Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.


CONSOLIDATED STATEMENT OF INCOME                                             Harris Trust and Savings Bank and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------

                                                                                                    Quarter Ended March 31
                                                                                                   ------------------------
(in thousands except share data)                                                                       1998         1997
---------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                                                              $  165,153   $  167,365
Money market assets:
     Deposits at banks                                                                                  6,349        8,128
     Federal funds sold and securities purchased under agreement to resell                              1,852        2,810
Trading account                                                                                           734          992
Securities available-for-sale:
     U.S. Treasury and Federal agency                                                                  59,692       48,508
     State and municipal                                                                                1,048        1,152
     Other                                                                                                316          315
                                                                                                   ----------   ----------
     Total interest income                                                                            235,144      229,270
                                                                                                   ----------   ----------
INTEREST EXPENSE
Deposits                                                                                               83,001       76,884
Short-term borrowings                                                                                  41,037       34,641
Senior notes                                                                                            9,597        8,946
Minority interest-dividends on preferred stock of subsidiary                                            2,561            -
Long-term notes                                                                                         5,347        4,891
                                                                                                   ----------   ----------
     Total interest expense                                                                           141,543      125,362
                                                                                                   ----------   ----------

NET INTEREST INCOME                                                                                    93,601      103,908
Provision for loan losses                                                                               4,991       15,445
                                                                                                   ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                                    88,610       88,463
                                                                                                   ----------   ----------

NONINTEREST INCOME
Trust and investment management fees                                                                   26,107       23,519
Trading account                                                                                         1,476          848
Foreign exchange                                                                                        1,650          889
Charge card fees                                                                                        7,170       11,513
Service fees and charges                                                                               23,654       20,228
Portfolio securities gains                                                                              7,964        1,183
Gain on sale of credit card portfolio                                                                  12,000            -
Other                                                                                                  13,838       12,246
                                                                                                   ----------   ----------
     Total noninterest income                                                                          93,859       70,426
                                                                                                   ----------   ----------
NONINTEREST EXPENSES
Salaries and other compensation                                                                        63,525       59,251
Pension, profit sharing and other employee benefits                                                    11,512       11,928
Net occupancy                                                                                           9,793       11,530
Equipment                                                                                              10,887        8,621
Marketing                                                                                               5,070        5,050
Communication and delivery                                                                              5,460        4,929
Deposit insurance                                                                                         640          551
Expert services                                                                                         6,429        4,925
Restructuring charges                                                                                   5,564            -
Other                                                                                                   4,351        8,481
                                                                                                   ----------   ----------
                                                                                                      123,231      115,266
Goodwill and other valuation intangibles                                                                5,544        6,160
                                                                                                   ----------   ----------
     Total noninterest expenses                                                                       128,775      121,426
                                                                                                   ----------   ----------
Income before income taxes                                                                             53,694       37,463
Applicable income taxes                                                                                16,926       11,846
                                                                                                   ----------   ----------
     NET INCOME                                                                                    $   36,768   $   25,617
                                                                                                   ==========   ==========



EARNINGS PER COMMON SHARE (based on 10,000,000 average shares outstanding)
Net Income                                                                                         $     3.68   $     2.56
                                                                                                   ==========   ==========

     The accompanying notes to financial statements are an integral part of this statement.
--------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                  Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------------------------------------

                                                                                     Quarter Ended March 31
                                                                                 -----------------------------

(in thousands)                                                                       1998             1997
--------------------------------------------------------------------------------------------------------------
Net income                                                                            $ 36,768        $ 25,617

Other comprehensive income:
     Unrealized gains on available-for-sale securities:
        Unrealized holding gains/(losses) arising during period,
        net of tax expense/(benefit) of $1,698 in 1998 and
        ($23,384) in 1997                                                                2,636         (35,448)

        Less reclassification adjustment for gains included in net income, net of tax expense of $3,142 in 1998 and $470
        in 1997                                                                         (4,822)           (713)
                                                                                 -------------    ------------

     Other comprehensive income (loss)                                                  (2,186)        (36,161)
                                                                                 -------------    ------------

Comprehensive income (loss)                                                           $ 34,582       $ (10,544)
                                                                                 =============    ============


        The accompanying notes to financial statements are an integral part of this statement.


CONSOLIDATED STATEMENT OF CONDITION                                        Harris Trust and Savings Bank and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------
                                                                                 March 31       December 31      March 31
(in thousands except share data)                                                   1998            1997            1997
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks                                    $    1,038,828   $   1,251,609   $   1,594,577
Money market assets:
    Interest-bearing deposits at banks                                            290,921         598,062         620,847
    Federal funds sold and securities purchased under agreement to resell          82,000          71,725         447,375
Trading account assets                                                             45,783          53,209          44,234
Portfolio securities available-for-sale                                         4,266,201       3,879,399       3,674,321
Loans                                                                           8,716,586       8,088,060       8,493,031
Allowance for possible loan losses                                               (101,318)        (99,678)       (110,978)
    Net loans                                                                   8,615,268       7,988,382       8,382,053
Premises and equipment                                                            231,984         231,594         198,587
Customers' liability on acceptances                                                46,688          46,480          66,859
Assets held for sale                                                                    -         725,760               -
Goodwill and other valuation intangibles                                          266,411         279,897         292,918
Other assets                                                                      813,909         673,810         538,955
                                                                           --------------   -------------   -------------
        TOTAL ASSETS                                                       $   15,697,993   $  15,799,927   $  15,860,726
                                                                           ==============   =============   =============
LIABILITIES
Deposits in domestic offices - noninterest-bearing                         $    2,674,863   $   3,665,951   $   3,394,790
                         - interest-bearing                                     5,585,785       5,233,744       4,838,244
Deposits in foreign offices - noninterest-bearing                                  18,701          18,431          54,391
                         - interest-bearing                                     1,284,496       1,741,459       1,935,401
                                                                           --------------   -------------   -------------
        Total deposits                                                          9,563,845      10,659,585      10,222,826
Federal funds purchased and securities sold under agreement to repurchase       3,599,510       2,693,600       2,896,616
Other short-term borrowings                                                         2,666         501,026          41,068
Senior notes                                                                      468,000         100,000         950,000
Acceptances outstanding                                                            46,688          46,480          66,859
Accrued interest, taxes and other expenses                                        120,044         118,257         126,399
Other liabilities                                                                  72,947          76,548          77,146
Minority interest- preferred stock of subsidiary                                  250,000               -               -
Long-term notes                                                                   325,000         325,000         310,000
                                                                           --------------   -------------   -------------
        TOTAL LIABILITIES                                                      14,448,700      14,520,496      14,690,914
                                                                           --------------   -------------   -------------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000 shares;
    issued and outstanding 10,000,000 shares                                      100,000         100,000         100,000
Surplus                                                                           592,461         601,027         600,566
Retained earnings                                                                 554,030         573,416         519,518
Accumulated other comprehensive income - unrealized gains on securities available-for-sale, net of deferred taxes of $1,827 in 1998, $3,271
    and ($33,162) in 1997                                                           2,802           4,988         (50,272)
                                                                           --------------   -------------   -------------
        TOTAL STOCKHOLDER'S EQUITY                                              1,249,293       1,279,431       1,169,812
                                                                           --------------   -------------   -------------

        TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $   15,697,993   $  15,799,927   $  15,860,726
                                                                           ===============  =============   =============


        The accompanying notes to financial statements are an integral part of this statement.
-------------------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENT OF CASH FLOWS                                         Harris Trust and Savings Bank and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                     Quarter Ended March 31
                                                                                              -----------------------------
                                                                                                       1998          1997
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                    $      36,768   $     25,617
Adjustments to reconcile net income to net cash (used) provided by operating activities:
    Provision for loan losses                                                                         4,991         15,445
    Depreciation and amortization, including intangibles                                             14,754         14,212
    Deferred tax expense (benefit)                                                                    5,766         (1,254)
    Gain on sales of portfolio securities                                                            (7,964)        (1,183)
    Gain on sale of credit card portfolio                                                           (12,000)             -
    Trading account net sales                                                                         7,426         66,121
    Net decrease in interest receivable                                                              20,912          6,367
    Net increase in interest payable                                                                 10,315            944
    Net (increase) decrease in loans held for resale                                                (64,587)        19,924
    Other, net                                                                                      (29,298)        (9,156)
                                                                                              -------------   ------------
      Net cash used (provided) by operating activities                                              (12,917)       137,037
                                                                                              -------------   ------------
INVESTING ACTIVITIES:
    Net decrease in interest-bearing deposits at banks                                              307,141         37,340
    Net increase in Federal funds sold and securities purchased under agreement to resell           (10,275)      (131,100)
    Proceeds from sales of securities available-for-sale                                            961,345        155,317
    Proceeds from maturities of securities available-for-sale                                     3,521,305      2,094,342
    Purchases of securities available-for-sale                                                   (4,865,118)    (3,223,481)
    Net increase in loans                                                                          (534,693)      (378,650)
    Proceeds from sales of premises and equipment                                                    11,967          2,980
    Purchases of premises and equipment                                                             (23,921)       (19,465)
    Other, net                                                                                     (155,172)        80,177
                                                                                              -------------   ------------
      Net cash used by investing activities                                                        (787,421)    (1,382,540)
                                                                                              -------------   ------------
FINANCING ACTIVITIES:
    Net (decrease) increase in deposits                                                          (1,095,740)       496,621
    Net increase in Federal funds purchased and securities sold under agreement to repurchase       905,910        904,550
    Net decrease in short-term borrowings                                                          (498,361)      (303,304)
    Proceeds from issuance of senior notes                                                        2,448,000      1,230,000
    Repayment of senior notes                                                                    (2,080,000)      (630,000)
    Proceeds from the sale of the credit card portfolio                                             722,748              -
    Proceeds from issuance of preferred stock of subsidiary                                         250,000              -
    Cash dividends paid on common stock                                                             (65,000)       (12,400)
                                                                                              -------------   ------------
      Net cash provided by financing activities                                                     587,557      1,685,467
                                                                                              -------------   ------------
      NET (DECREASE) INCREASE IN CASH AND DEMAND BALANCES DUE FROM BANKS                           (212,781)       439,964
      CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1                                        1,251,609      1,154,613
                                                                                              -------------   ------------
      CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31                                     $   1,038,828   $  1,594,577
                                                                                              =============   ============

      The accompanying notes to financial statements are an integral part of this statement.
--------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY                   Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                     1998            1997
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1                                                                         $   1,279,431   $   1,192,567
    Net income                                                                                      36,768          25,617
    Contributions to capital                                                                           280             189
    Dividends - common stock                                                                       (65,000)        (12,400)
    Other comprehensive income (loss), net of tax                                                   (2,186)        (36,161)
                                                                                             -------------   -------------
BALANCE AT MARCH 31                                                                          $   1,249,293   $   1,169,812
                                                                                             =============   =============

       The accompanying notes to financial statements are an integral part of this statement.




--------------------------------------------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS     Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION Harris Trust and Savings Bank and
                         Subsidiaries (the "Bank") is a wholly-owned subsidiary of Harris Bankcorp, Inc., a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

                               The consolidated financial statements have been
                         prepared by management from the books and records of the Bank, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

                               Because the results of operations are so closely
                         related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year.

--------------------------------------------------------------------------------
2. LEGAL PROCEEDINGS     The Bank is a defendant in various
                         legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's consolidated financial position.

--------------------------------------------------------------------------------
3. CASH FLOWS            For purposes of the Bank's Consolidated
                         Statement of Cash Flows, cash and cash equivalents are defined to include cash and demand balances due from banks. Cash interest payments (net of any amounts capitalized) for the three months ended March 31, totaled $131,229,000 and $124,418,000 in 1998 and 1997, respectively. Cash income tax payments over the same periods totaled $4,872,000 and $362,000 respectively.

FINANCIAL REVIEW                  Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------
        FIRST QUARTER 1998
        COMPARED WITH
        FIRST QUARTER 1997
--------------------------------------------------------------------------------

        SUMMARY The Bank's first quarter 1998 net income was $36.8 million, an increase of $11.2 million from first quarter 1997. For the current quarter, annualized return on average common stockholder's equity was 11.70 percent compared to 8.60 percent in the first quarter of 1997. Annualized return on average assets was 0.95 percent compared to 0.72 percent a year ago. This quarter was affected by the January, 1998 sale of the Bank's credit card portfolio resulting in a pretax gain of $12.0 million. In addition, the Bank recognized a one-time pretax charge of $5.6 million for certain process improvements and system conversions, including write-offs of discontinued systems.

                           First quarter net interest income on a fully taxable
                  equivalent basis was $98.1 million, down $9.4 million or 9 percent from $107.5 million in 1997's first quarter. At the time of the January credit card sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income compared to first quarter 1997. Average earning assets rose 8 percent to $13.24 billion from $12.27 billion in 1997, primarily attributable to increases in portfolio securities available-for-sale and average loans of $836 million and $132 million, respectively. Excluding the credit card portfolio, average loans rose $1.05 billion or 15 percent. Commercial, installment and residential real estate lending were all strong contributors to this growth. Net interest margin declined to 3.00 percent from 3.55 percent in the same quarter last year. The decline in the net interest margin primarily reflects the impact of the sale of the credit card loans earlier this quarter.

                           The first quarter provision for credit losses of $5.0
                  million was down $10.4 million from $15.4 million in the first quarter of 1997. Net charge-offs decreased from $12.9 million to $3.4 million, primarily reflecting the sale of the credit card portfolio.

                           Noninterest income increased $23.4 million to $93.9
                  million for first quarter 1998 from the same quarter last year. During first quarter 1998, the Bank sold its credit card portfolio resulting in a pretax gain of $12.0 million. The $12.0 million gain on the sale was partially offset by writedowns in the value of certain accounts in the portfolio prior to sale in addition to lower credit card fees, together amounting to $8.5 million. In the current quarter, service charge fees rose by $3.4 million and trust and investment management fees improved by $2.6 million compared to first quarter 1997. Net gains from debt portfolio securities sales were $8.0 million in the current quarter compared to $1.2 million a year ago. Foreign exchange income increased $0.8 million and trading income increased $0.6 million. Excluding the effect of the writedown in the value of certain credit card accounts, other income including syndication fees, gains from mortgage sales, foreign fees, income from bank-owned life insurance and other miscellaneous items, increased $5.7 million over the previous year.

                           First quarter 1998 noninterest expenses of $128.8
                  million rose $7.3 million from first quarter last year. Excluding the one-time cost for restructuring charges of $5.6 million, total expenses increased $1.7 million or 1 percent compared to a year ago. Income tax expense rose by 43 percent, reflecting higher pretax income.

                           Nonperforming assets at March 31, 1998 were $18
                  million or 0.2 percent of total loans, compared to $8 million or 0.1 percent at December 31, 1997, and $25 million or 0.3 percent a year ago. At March 31, 1998, the allowance for possible loan losses was $101 million, equal to 1.2 percent of loans outstanding, compared to $111 million or 1.3 percent at the end of first quarter 1997. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 444 percent at March 31, 1997 to 561 percent at March 31, 1998.

FINANCIAL REVIEW                  Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------
        FIRST QUARTER 1998
        COMPARED WITH
        FIRST QUARTER 1997 (CONTINUED)
--------------------------------------------------------------------------------
                               At March 31, 1998 equity capital of the Bank
                         amounted to $1.25 billion, down from $1.28 billion one year earlier. The regulatory leverage capital ratio was
                         7.98 percent for the first quarter of 1998 compared to
                         6.59 percent in the same quarter of 1997. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 1998 Tier 1 and total risk-based capital ratios were 8.70 percent and 11.72 percent compared to respective ratios of 7.19 percent and 10.34 percent at March 31, 1997.

HARRIS PREFERRED CAPITAL CORPORATION
PART II  OTHER INFORMATION

ITEMS 1, 2(A), 2(B), 2(C), 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 2(D).        USE OF PROCEEDS

On February 5, 1998, the effective date of the Company's Registration Statement (Securities and Exchange Commission file number 333-40257), the Company offered 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), par value $1.00 per share, for $25.00 per share or an aggregate price of $250,000,000. All 10,000,000 of the Preferred Shares were issued February 11, 1998 in exchange for $250,000,000 of gross proceeds less $7,875,000 of underwriting discount and $970,584 of other expenses (total expenses of $8,845,584), or $241,154,416 of net proceeds. Merrill Lynch Pierce, Fenner & Smith Incorporated; Goldman, Sachs & Co.; PaineWebber Incorporated; Prudential Securities Incorporated; Smith Barney, Inc.; and Nesbitt Burns Securities Inc. ("NBSI") served as the managing underwriters. NBSI, an affiliate of the Bank, received underwriting fees totaling $787,500.

Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $249,999,000 to the Company, bringing total common equity to $250,000,000. The Company used the net proceeds of the Preferred Share issuance and the capital contributed by the Bank to purchase $356,000,000 of Notes from the Bank and $135,456,349 face value of mortgage-backed securities from the Bank at their estimated fair value of $134,440,426.

ITEM 6.  (A)      EXHIBITS:

                  *3(a)(i)  Articles of Incorporation of the Company

                  *3(a)(ii) Form of Articles of Amendment and Restatement of the
                            Company establishing the Series A Preferred Shares

                  *3(b)     Bylaws of the Company

                  *4 Specimen of certificate representing Series A Preferred Shares

                  *10(a) Form of Servicing Agreement between the Company and the Bank

                  *10(b) Form of Advisory Agreement between the Company and the Bank

                  *10(c) Form of Bank Loan Agreement between the Company and the Bank

                  *10(d) Form of Mortgage Loan Assignment Agreement between the Company and the Bank

                  27        Financial Data Schedule

         *Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)



         (B) REPORTS ON FORM 8-K:

             None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May, 1998.



                                                  /s/
                                                  -----------------------------
                                                   Michael D. Williams
                                                   Chairman of the Board



                                                  /s/
                                                  -----------------------------
                                                   Pierre O. Greffe
                                                   Chief Financial Officer



                                                  /s/
                                                  -----------------------------
                                                   Paul R. Skubic
                                                   President