Form 10-Q
period 1998-06-30
HARRIS PREFERRED CAPITAL CORP
filed 1998-08-13
CIK 1046788

                       Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q

                  Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998      Commission file number 1-13805

Harris Preferred Capital Corporation
(Exact name of registrant as specified in its charter)

          Maryland                                      #36-4183096
(State or other jurisdiction                          (I.R.S. Employer
      of incorporation                              Identification No.)
      or organization)

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

The number of shares of Common Stock, $1.00 par value, outstanding on August 13, 1998 was 1,000.

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS


Part I      FINANCIAL INFORMATION

Item 1.     Financial Statements:
            Balance Sheet.....................................................2
            Statements of Operations..........................................3
            Statement of Changes in Stockholders' Equity......................4
            Statement of Cash Flows...........................................5
            Notes to Financial Statements.....................................6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................10

Part II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.................................21

Signatures...................................................................21

Part I. Financial Information
     Item 1. Financial Statements


                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEET
                                 JUNE 30, 1998

                                  (UNAUDITED)


(IN THOUSANDS EXCEPT SHARE DATA)                                                            JUNE 30, 1998
------------------------------------------------------------------------------------------------------------
ASSETS
Cash on deposit with parent                                                                    $      341
Securities purchased from parent under agreement to resell                                          5,001
Notes receivable from parent                                                                      302,229
Securities available-for-sale:
    Mortgage-backed                                                                               165,982
    U.S. Treasury                                                                                  19,780
Other assets                                                                                        2,660
                                                                                               ----------
    TOTAL ASSETS                                                                               $  495,993
                                                                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses due to parent                                                                 $       91
                                                                                               ----------
    TOTAL LIABILITIES                                                                          $       91
                                                                                               ==========

Commitments and contingencies                                                                         -

STOCKHOLDERS' EQUITY
Common stock ($1 par value); 1,000 shares authorized, issued
    and outstanding                                                                                     1
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value);
    liquidation value of $250,000; 20,000,000 shares authorized,
    10,000,000 shares issued and outstanding                                                      250,000
Additional paid-in capital                                                                        240,733
Earnings in excess of distributions                                                                 4,409
Accumulated other comprehensive income - unrealized gains on available-for-sale securities            759
                                                                                               ----------

    TOTAL STOCKHOLDERS' EQUITY                                                                    495,902
                                                                                               ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $  495,993
                                                                                               ==========

The accompanying notes to financial statements are an integral part of this statement.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                    FOR THE QUARTER ENDED JUNE 30, 1998 AND
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                                 JUNE 30, 1998

                                  (UNAUDITED)

                                                                                           FROM INCEPTION
                                                                              QUARTER     (JANUARY 2, 1998)
                                                                               ENDED           THROUGH
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                      JUNE 30, 1998    JUNE 30, 1998
-----------------------------------------------------------------------------------------------------------
Interest income:
  Securities purchased from parent under agreement to resell                 $       309        $       327
  Notes receivable from parent                                                     5,061              8,188
  Securities available-for-sale:
     Mortgage-backed                                                               2,276              3,496
     U.S. Treasury                                                                    34                 34
                                                                             -----------        -----------
        Total interest income                                                      7,680             12,045

Operating expenses:
  Loan servicing fees paid to parent                                                 239                380
  Advisory fees paid to parent                                                        11                 18
  General and administrative                                                          44                 68
                                                                             -----------        -----------
        Total operating expense                                                      294                466

Net income                                                                         7,386             11,579

Preferred dividends                                                                4,609              7,170
                                                                             -----------        -----------

NET INCOME AVAILABLE TO COMMON STOCKHOLDER                                   $     2,777        $     4,409
                                                                             ===========        ===========

Basic and diluted earnings per common share                                  $  2,777.00        $  4,409.00
                                                                             ===========        ===========

Net income                                                                   $     7,386        $    11,579
Other comprehensive income - unrealized gains on available-for-
  sale-securities                                                                  1,314                759
                                                                             -----------        -----------
Comprehensive income                                                         $     8,700        $    12,338
                                                                             ===========        ===========

The accompanying notes to financial statements are an integral part of these statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                    STATEMENT OF CHANGES IN STOCKHOLDERS'
                                     EQUITY
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                                 JUNE 30, 1998

                                  (UNAUDITED)


                                                                                                  Additional     Earnings in
                                                                       Common        Preferred     Paid-in        Excess of
(in thousands except per share data)                                    Stock          Stock       Capital      Distributions
------------------------------------------------------------------------------------------------------------------------------
Balance at inception                                                 $     -        $      -      $     -         $    -

 Issuance of common stock                                                     1
 Initial public offering of 7 3/8% Noncumulative Exchangable
    Preferred Stock, Series A, par value $1, on February 11, 1998          -            250,000         -              -
 Contribution to capital surplus                                           -               -         240,733           -
 Net income                                                                -               -            -            11,579
 Other comprehensive income                                                -               -            -              -
 Dividends (preferred stock $0.7170 per share)                             -               -            -            (7,170)
                                                                     ----------     -----------   ----------      ---------

Balance at June 30, 1998                                             $        1     $   250,000   $  240,733      $   4,409
                                                                     ==========     ===========   ==========      =========

                                                                            Accumulated
                                                                               Other
                                                                           Comprehensive    Stockholders'
(in thousands except per share data)                                           Income           Equity
---------------------------------------------------------------------------------------------------------
Balance at inception                                                         $    -          $     -

 Issuance of common stock                                                                             1
 Initial public offering of 7 3/8% Noncumulative Exchangable
    Preferred Stock, Series A, par value $1, on February 11, 1998                 -             250,000
 Contribution to capital surplus                                                  -             240,733
 Net income                                                                       -              11,579
 Other comprehensive income                                                        759              759
 Dividends (preferred stock $0.7170 per share)                                    -              (7,170)
                                                                             ---------       ----------

Balance at June 30, 1998                                                     $     759       $  495,902
                                                                             =========       ==========

The accompanying notes to financial statements are an integral part of this statement.

                      HARRIS PREFERRED CAPITAL CORPORATION
                           STATEMENT OF CASH FLOWS
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                                 JUNE 30, 1998

                                  (UNAUDITED)


                                                                                     FROM INCEPTION
                                                                                    (JANUARY 2, 1998)
                                                                                         THROUGH
                                                                                        JUNE 30,
(IN THOUSANDS)                                                                            1998
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net Income                                                                            $   11,579

 Adjustments to reconcile net income to net cash provided by operating activities:
   Net increase in accrued interest receivable                                             (2,513)
   Net increase in accrued expenses                                                            91
   Other, net                                                                                (147)
                                                                                       ----------
       Net cash provided by operating activities                                            9,010
                                                                                       ----------

INVESTING ACTIVITIES:
 Net increase in securities purchased from parent under agreement to resell                (5,001)
 Purchases of notes receivable from parent                                               (356,000)
 Repayments of notes receivable from parent                                                53,771
 Purchases of securities available-for-sale                                              (188,647)
 Proceeds from maturities of securities available-for-sale                                  3,644
                                                                                       ----------
       Net cash used by investing activities                                             (492,233)
                                                                                       ----------

FINANCING ACTIVITIES:
 Proceeds from issuance of preferred stock                                                250,000
 Proceeds from issuance of common stock                                                         1
 Contribution to additional paid-in capital, net of acquisition cost                      240,733
 Cash dividends paid on preferred stock                                                    (7,170)
                                                                                       ----------
       Net cash provided by financing activities                                          483,564
                                                                                       ----------

 Net increase in cash on deposit with parent                                                  341
 Cash on deposit with parent at January 2, 1998                                              -
                                                                                       ----------
 Cash on deposit with parent at June 30, 1998                                          $      341
                                                                                       ==========


 The accompanying notes to financial statements are an integral part of this statement.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Harris Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying Real Estate Investment Trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate trust. The Company expects to be subject to tax as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it distributes 95% of its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by the Bank. The Bank is required to maintain direct or indirect ownership of at least 80 % of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, are outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended June 30, 1998 and the period from inception (January 2, 1998) through June 30, 1998, and all adjustments are of a normal and recurring nature.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on deposit with parent and securities purchased from parent under agreement to resell.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At June 30, 1998, no allowance for possible loan losses was recorded under this policy.

INCOME TAXES

The Company expects to elect to be taxed as a REIT commencing with its taxable year ending December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax to the extent it distributes 95% of its adjusted REIT taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. Accordingly, no provision for income taxes is included in the accompanying financial statements.

SECURITIES

The Company classifies all securities as held-to-maturity or as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity. There were no held-to-maturity securities at June 30, 1998.

Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of securities sales, are included in securities' gains, with the cost of securities sold determined on the specific identification basis.

The Company purchases U.S. Treasury and Federal agency securities from its parent under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Balance Sheet. Securities purchased under agreement to resell totaled $5 million at June 30, 1998. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Since the Company does not conduct its activities in more than one segment or operate outside of the United States, reporting under SFAS No. 131 is not applicable.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Because the Company has no employees, reporting under SFAS No. 132 is not applicable.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt this Statement in 2000 and does not expect its adoption to have a material effect on its financial position or results of operations.

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

The balance of securing mortgage loans at June 30, 1998 was $360 million. The weighted average interest rate on those loans was 7.365% at June 30, 1998.

None of the mortgage loans collateralizing the Notes were on nonaccrual status at June 30, 1998.

A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $198 million and $56 million, respectively, as of June 30, 1998.


4. SECURITIES

Mortgage-backed securities represent Government National Mortgage Association 6 1/2% Platinum Certificates. The fair value, amortized cost and gross and net unrealized gains of such securities aggregated $166.0 million, $165.2 million and $760 thousand, respectively, as of June 30, 1998. The contractual maturities are November 15, 2027 through June 15, 2028. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

U.S. Treasury securities represent 5.21% 90-day U. S. Treasury bills. The amortized cost (which approximated fair value) was $19.8 million at June 30, 1998.


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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends paid during the quarter ended June 30, 1998 to the holders of the Preferred Shares totaled $4,609,000.

Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. No Common Stock dividends were declared or paid during the quarter ended June 30, 1998.

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

The securing mortgage loans are serviced by the Bank pursuant to the terms of a servicing agreement ("the Servicing Agreement"). The Bank will receive a fee equal to 0.25% per annum on the principal balances of the loans serviced.The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of the securing mortgage loans, with Fannie Mae and FHLMC guidelines and procedures.


7. COMMITMENTS AND CONTINGENCIES

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At June 30, 1998, there is no pending litigation against the Company.

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

OVERVIEW

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage assets consisting of a limited recourse note or notes issued by the Bank secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company expects to qualify as a REIT under the Code, and will generally not be subject to federal income tax to the extent that it distributes 95% of its earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's Common Stock are owned by the Bank. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgage and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

On February 11, 1998, the Company issued, in the Offering, 10,000,000 Preferred Shares, $1.00 par value, which raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $250 million to the Company.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998

The Company's net income for the second quarter of 1998 was $7.4 million.

In the current quarter the Company purchased $34.5 million par value mortgage-backed securities and $19.7 million of U.S. Treasury Bills. As of June 30, 1998, the Company had $302 million invested in Notes and $185 million invested in securities at an estimated fair value of $186 million. Management intends to continue to reinvest principal collections in notes issued by the Bank secured by real estate mortgage assets, residential mortgage loans to be purchased from either the Bank or its affiliates on a periodic basis, or mortgage-backed securities.

Second quarter interest income on the Notes totaled $5.1 million and yielded 6.4% on average principal outstanding. Interest income on securities available-for-sale for the quarter was $2.3 million resulting in a yield of 6.6%. The average Notes and securities available-for-sale for the quarter were $316 million and $139 million, respectively. The average outstanding balance of the securing mortgage loans for the same period was $377 million. There were no Company borrowings during the quarter.

Second quarter operating expenses totaling $294 thousand were comprised of loan servicing fees paid to parent, advisory fees paid to parent and general and administrative expenses. Loan servicing expenses of $239 thousand were based on an annual servicing fee rate of 0.25% of the outstanding principal balances of the securing mortgage loans. Advisory fees paid to parent for the quarter totaled $11 thousand. General and administrative expenses were $44 thousand.

FROM INCEPTION THROUGH JUNE 30, 1998

The Company's net income for the period from inception (January 2, 1998) through June 30, 1998 was $11.6 million. Interest income on the Notes for the year-to-date period ended June 30, 1998 totaled $8.2 million and yielded 6.4% on average principal outstanding . Interest income on securities available-for-sale for the same period was $3.5 million resulting in a yield of 6.6%. The average Notes and securities available-for-sale for the year-to-date period ended June 30, 1998 were $329 million and $137 million, respectively. The average outstanding balance of the securing mortgage loans for the same period was $350 million. There were no Company borrowings during this period.

Operating expenses for the period ended June 30, 1998 totaled $466 thousand. Loan servicing expenses for the same period were $380 thousand. Advisory fees paid to parent were $18 thousand and general and administrative expenses were $68 thousand.

On May 28, 1998, the Company declared a cash dividend of $.46094 per share on the outstanding Preferred Shares to the stockholders of record on March 15, 1998. The dividend of $4.6 million was subsequently paid to holders of Preferred Shares on June 26, 1998. On a year-to-date basis, the Company has declared and paid $7.2 million of dividends to holders of Preferred Shares.

At June 30, 1998, there were no securing mortgage loans on nonaccrual status.

ALLOWANCE FOR LOAN LOSSES

The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the securing mortgage loans.

CONCENTRATIONS OF CREDIT RISK

A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $198 million and $56 million, respectively, at June 30, 1998.

LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

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

As presented in the accompanying Statement of Cash Flows, the primary sources of funds during the period from inception (January 2, 1998) through June 30, 1998, were $250 million from the issuance of Preferred Shares and $241 million additional capital contributed by the Bank, net of acquisition costs. Additional significant sources of funds were $54 million provided by principal payments on the notes. The primary uses of funds were $302 million in purchases of Notes, net of repayments, $185 million in purchases of securities available-for-sale, and $7.2 million in preferred stock dividends paid.

YEAR 2000

A critical issue has emerged in the REIT industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000. Many existing application software products in the marketplace were designed only to accommodate a two digit date position which represents the year (e.g., '95' is stored on the system and represents the year 1995). As a result, the year 1999 (i.e. '99') could be the maximum date value these systems will be able to accurately process. The Company utilizes and is dependent upon the Bank's data processing systems and software to conduct its business. Management of the Company and the Bank recognizes the need to ensure the Company's operations will not be adversely impacted by year 2000 issues and is managing the related operational risk accordingly. In 1996, the Bank formed a Year 2000 Project Office to plan, implement and manage year 2000 compliance. The renovation effort is well underway and the Bank is currently evaluating the need for testing activities with customers, suppliers and various interfaces to the national and global payments systems. The costs incurred in addressing the year 2000 problem are borne by the Bank.

ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Since the Company does not conduct its activities in more than one segment or operate outside of the United States, reporting under SFAS No. 131 is not applicable.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Because the Company has no employees, reporting under SFAS No. 132 is not applicable.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt this Statement in 2000 and does not expect its adoption to have a material effect on its financial position or results of operations.

OTHER MATTERS

As of June 30, 1998, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code.

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

CONSOLIDATED STATEMENTS OF INCOME(UNAUDITED)                                          Harris Trust and Savings Bank and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Quarter Ended June 30     Six Months Ended  June 30
                                                                                -----------------------    -------------------------
(in thousands except share data)                                                  1998           1997           1998       1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                                           $170,202     $ 175,908         $335,356  $343,273
Money market assets:
   Deposits at banks                                                               1,849         8,787            8,198    16,915
   Federal funds sold and securities purchased under agreement to resell           1,786         2,949            3,638     5,759
Trading account                                                                      806           608            1,540     1,601
Securities available-for-sale:
   U.S. Treasury and Federal agency                                               64,854        57,188          124,546   105,696
   State and municipal                                                               809         1,207            1,858     2,359
   Other                                                                             316           316              631       631
                                                                                --------      --------         --------  --------
   Total interest income                                                         240,622       246,963          475,767   476,234
                                                                                --------      --------         --------  --------
INTEREST EXPENSE
Deposits                                                                          87,981        83,716          170,982   160,601
Short-term borrowings                                                             43,073        36,855           84,110    71,497
Senior notes                                                                      13,910        14,214           23,507    23,160
Minority interest-dividends on preferred stock of subsidiary                       4,609          --              7,170      --
Long-term notes                                                                    4,761         4,513           10,108     9,403
                                                                                --------      --------         --------  --------
   Total interest expense                                                        154,334       139,298          295,877   264,661
                                                                                --------      --------         --------  --------

NET INTEREST INCOME                                                               86,288       107,665          179,890   211,573
Provision for loan losses                                                          6,985        15,643           11,976    31,089
                                                                                --------      --------         --------  --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                               79,303        92,022          167,914   180,484
                                                                                --------      --------         --------  --------

NONINTEREST INCOME
Trust and investment management fees                                              27,938        25,293           54,046    48,813
Trading account                                                                    3,209         1,547            4,684     2,395
Foreign exchange                                                                   1,650         1,225            3,300     2,114
Merchant and charge card fees                                                      6,323        12,752           13,494    24,265
Service fees and charges                                                          24,100        20,661           47,754    40,889
Portfolio securities gains                                                         3,891         2,593           11,854     3,776
Gain on sale of credit card portfolio                                               --            --             12,000      --
Other                                                                             22,366        10,395           36,204    23,640
                                                                                --------      --------         --------  --------
   Total noninterest income                                                       89,477        74,466          183,336   145,892
                                                                                --------      --------         --------  --------
NONINTEREST EXPENSES
Salaries and other compensation                                                   65,976        61,568          129,501   120,819
Pension, profit sharing and other employee benefits                               12,202        12,206           23,713    24,134
Net occupancy                                                                     10,547        10,716           20,340    22,246
Equipment                                                                         11,164        10,270           22,050    18,890
Marketing                                                                          6,240         5,991           11,310    11,040
Communication and delivery                                                         4,861         5,217           10,322    10,146
Deposit insurance                                                                    674           647            1,314     1,198
Expert services                                                                    6,613         8,020           13,042    12,944
Restructuring charges                                                               --            --              5,564      --
Other                                                                              2,451         9,308            6,802    18,790
                                                                                --------      --------         --------  --------
                                                                                 120,728       123,943          243,958   240,207
Goodwill and other valuation intangibles                                           5,181         6,109           10,725    12,270
                                                                                --------      --------         --------  --------
   Total noninterest expenses                                                    125,909       130,052          254,683   252,477
                                                                                --------      --------         --------  --------
Income before income taxes                                                        42,871        36,436           96,567    73,899
Applicable income taxes                                                           10,560        11,559           27,486    23,405
                                                                                --------      --------         --------  --------
   NET INCOME                                                                   $ 32,311      $ 24,877         $ 69,081  $ 50,494
                                                                                ========      ========         ========   =======


BASIC AND DILUTED EARNINGS PER COMMON SHARE (based on 10,000,000 average shares outstanding)
Net Income                                                                      $   3.23      $   2.49         $   6.91   $  5.05
                                                                                ========      ========         ========   =======



             The accompanying notes to financial statements are an
                        integral part of this statement
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(UNAUDITED)                            Harris Trust and Savings Bank and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Quarter Ended June 30        Six Months Ended  June 30
                                                                           -----------------------    ------------------------------
(in thousands except share data)                                             1998         1997               1998          1997
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $ 32,311    $ 24,877         $ 69,081      $ 50,494

Other comprehensive income:
  Unrealized gains on available-for-sale securities:
   Unrealized holding gains/(losses) arising during the
   period, net of tax expense for the quarter of $7,054 and
   $19,773 in 1998 and 1997 and net of tax expense/(benefit) for the
   year to date period of $8,775 and ($3,611) in 1998 and 1997                10,675      34,052           13,287        (1,396)


   Less reclassification adjustment for realized gains included in income statement, net of tax expense for the quarter of $1,547 and
   $1,031 in 1998 and 1997 and net of tax expense for the year-to-date
   period of $4,712 in 1998 and $1,501 in 1997                                (2,344)     (1,562)          (7,142)       (2,275)
                                                                            --------    --------         --------      --------
  Other comprehensive income (loss)                                            8,331      32,490            6,145        (3,671)
                                                                            --------    --------         --------      --------

Comprehensive income                                                        $ 40,642    $ 57,367         $ 75,226      $ 46,823
                                                                            ========    ========         ========      ========



              The accompanying notes to financial statements are an
                        integral part of this statement.
------------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CONDITION(UNAUDITED)                Harris Trust and Savings Bank and Subsidiaries
-------------------------------------------------------------------------------------------------------------
                                                                  June 30       December 31       June 30
(in thousands except share data)                                    1998            1997            1997
-------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks                       $  1,418,006    $  1,251,609    $  1,707,133
Money market assets:
  Interest-bearing deposits at banks                               303,574         598,062         628,916
  Federal funds sold and securities purchased
   under agreement to resell                                       185,800          71,725         275,425
Trading account assets                                             109,350          53,209         101,569
Portfolio securities available-for-sale                          4,490,777       3,879,399       3,766,728
Loans                                                            9,223,491       8,088,060       8,439,144
Allowance for possible loan losses                                (103,410)        (99,678)       (110,230)
  Net loans                                                      9,120,081       7,988,382       8,328,914
Premises and equipment                                             242,826         231,594         208,246
Customers' liability on acceptances                                 39,065          46,480          46,107
Assets held for sale                                                  --           725,760            --
Goodwill and other valuation intangibles                           262,704         279,897         287,575
Other assets                                                     1,132,616         673,810         696,338
                                                              ------------    ------------    ------------
     TOTAL ASSETS                                             $ 17,304,799    $ 15,799,927    $ 16,046,951
                                                              ============    ============    ============
LIABILITIES
Deposits in domestic offices - noninterest bearing            $  3,079,488    $  3,665,951    $  3,402,012
                             - interest-bearing                  6,317,673       5,233,744       5,832,017
Deposits in foreign offices  - noninterest bearing                  27,188          18,431         127,332
                             - interest-bearing                  1,468,028       1,741,459       1,704,485
                                                              ------------    ------------    ------------
     Total deposits                                             10,892,377      10,659,585      11,065,846
Federal funds purchased and securities sold under
 agreement to repurchase                                         3,402,804       2,693,600       2,985,911
Other short-term borrowings                                        148,290         501,026           4,090
Senior notes                                                       868,000         100,000         240,000
Acceptances outstanding                                             39,065          46,480          46,107
Accrued interest, taxes and other expenses                         118,417         118,257         105,353
Other liabilities                                                   85,622          76,548          57,316
Minority interest- preferred stock of subsidiary                   250,000            --              --
Long-term notes                                                    225,000         325,000         325,000
                                                              ------------    ------------    ------------
     TOTAL LIABILITIES                                          16,029,575      14,520,496      14,829,623
                                                              ------------    ------------    ------------

STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000 shares;
  issued and outstanding 10,000,000 shares                         100,000         100,000         100,000
Surplus                                                            601,594         601,027         600,715
Retained earnings                                                  562,497         573,416         534,395
Accumulated other comprehensive income (loss) -
  unrealized gains (losses) on securities
  available-for-sale, net of deferred taxes of
  $7,334 in 1998, $3,271 and ($14,420) in 1997                      11,133           4,988         (17,782)
                                                              ------------    ------------    ------------
     TOTAL STOCKHOLDER'S EQUITY                                  1,275,224       1,279,431       1,217,328
                                                              ------------    ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 17,304,799    $ 15,799,927    $ 16,046,951
                                                              ============    ============    ============




              The accompanying notes to financial statements are an
                        integral part of this statement

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY(UNAUDITED)               Harris Trust and Savings Bank and Subsidiaries
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                          1998              1997
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1                                                 $ 1,279,431      $ 1,192,567
 Net income                                                               69,081           50,494
 Contributions to capital                                                    567              338
 Dividends - common stock                                                (80,000)         (22,400)
 Other comprehensive income (loss),
 net of tax                                                                6,145           (3,671)
                                                                     -----------      -----------
BALANCE AT JUNE 30                                                   $ 1,275,224      $ 1,217,328
                                                                     ===========      ===========


              The accompanying notes to financial statements are an
                        integral part of this statement.
----------------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)                                      Harris Trust and Savings Bank and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                         Six Months Ended June 30
                                                                                                    ------------------------------
                                                                                                         1998           1997
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                                          $    69,081    $    50,494
Adjustments to reconcile net income to net cash (used) provided by operating activities:
  Provision for loan losses                                                                              11,976         31,089
  Depreciation and amortization, including intangibles                                                   29,051         27,930
  Deferred tax benefit                                                                                     (745)        (1,810)
  Gain on sales of portfolio securities                                                                 (11,854)        (3,776)
  Gain on sale of credit card portfolio                                                                 (12,000)          --
  Trading account net (purchases) sales                                                                 (56,141)         8,786
  Net decrease (increase) in interest receivable                                                          8,894        (16,428)
  Net increase (decrease) in interest payable                                                             8,136        (10,916)
  Net increase in loans held for resale                                                                 (98,910)        (7,612)
  Other, net                                                                                            (29,589)       (16,700)
                                                                                                    -----------    -----------
    Net cash (used) provided  by operating activities                                                   (82,101)        61,057
                                                                                                    -----------    -----------
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits at banks                                                    294,488         29,271
  Net (increase) decrease in Federal funds sold and securities purchased under agreement to resell     (114,075)        40,850
  Proceeds from sales of securities available-for-sale                                                1,213,321        360,285
  Proceeds from maturities of securities available-for-sale                                           5,114,228      4,766,052
  Purchases of securities available-for-sale                                                         (6,916,870)    (6,138,741)
  Net increase in loans                                                                              (1,012,168)      (313,618)
  Proceeds from sales of premises and equipment                                                          22,605         12,818
  Purchases of premises and equipment                                                                   (54,450)       (46,570)
  Purchases of investments in Bank Owned Insurance                                                     (437,847)          --
  Other, net                                                                                            (10,741)       (94,688)
                                                                                                    -----------    -----------
    Net cash used by investing activities                                                            (1,901,509)    (1,384,341)
                                                                                                    -----------    -----------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                              232,792      1,339,641
  Net increase in Federal funds purchased and securities sold under agreement to repurchase             709,204        993,845
  Net decrease in short-term borrowings                                                                (352,737)      (340,282)
  Proceeds from issuance of senior notes                                                              4,960,000      3,265,000
  Repayment of senior notes                                                                          (4,192,000)    (3,375,000)
  Proceeds from issuance of long term notes                                                                --           15,000
  Repayment of long term notes                                                                         (100,000)          --
  Proceeds from the sale of the credit card portfolio                                                   722,748           --
  Proceeds from issuance of preferred stock of subsidiary                                               250,000           --
  Cash dividends paid on common stock                                                                   (80,000)       (22,400)
                                                                                                    -----------    -----------
    Net cash provided by financing activities                                                         2,150,007      1,875,804
                                                                                                    -----------    -----------
    NET INCREASE IN CASH AND DEMAND BALANCES DUE FROM BANKS                                             166,397        552,520
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1                                              1,251,609      1,154,613
                                                                                                    -----------    -----------
    CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30                                              $ 1,418,006    $ 1,707,133
                                                                                                    ===========    ===========




              The accompanying notes to financial statements are an
                        integral part of this statement.
------------------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS     Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION   Harris Trust and Savings Bank  (the "Bank") is a
                           wholly-owned subsidiary of Harris Bankcorp, Inc., a wholly-owned subsidiary of Bankmont Financial Corp.
                           (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

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

--------------------------------------------------------------------------------
3. CASH FLOWS              For purposes of the Bank's Consolidated Statement of
                           Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30, totaled $287.7 million and $275.6 million in 1998 and 1997, respectively.
                           Cash income tax payments over the same periods totaled $23.4 million and $28.9 million, respectively.

--------------------------------------------------------------------------------
4. ACCOUNTING CHANGES      In February 1998, the Financial Accounting Standards
                           Board (FASB) issued Statement of Financial Accounting
                           Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."
                           The Statement revises financial statement disclosure requirements for pension and other postretirement benefit plans. It standardizes the disclosure requirements for pension and other postretirement benefits, requires additional disclosure information regarding changes in benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful. The
                           Statement does not change the measurement or recognition of the benefit plans. The Statement is effective for fiscal years beginning after December
                           15, 1997. The Bank adopted this statement in 1998 and it did not have a material effect on the Bank's financial position or results of operations.

                           In June 1998, the FASB issued SFAS No. 133,
                           "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Bank is assessing the impact of adopting this Statement on its financial position and results of operations.

FINANCIAL REVIEW                  Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------

SECOND QUARTER 1998
COMPARED WITH
SECOND QUARTER 1997

--------------------------------------------------------------------------------
SUMMARY The Bank had second quarter 1998 earnings of $32.3 million, an increase of $7.4 million or 30 percent from second quarter 1997. For the current quarter, annualized return on average common stockholder's equity was 10.27 percent compared to 8.34 percent in the second quarter of 1997. Annualized return on average assets was 0.79 percent compared to 0.66 percent a year ago.
                         Second quarter net interest income on a fully taxable
                    equivalent basis was $90.7 million, down $21.2 million or 19 percent from $111.9 million in 1997's second quarter. At the time of the January credit card sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income compared to second quarter 1997. Average earning assets rose 7 percent to $13.78 billion from $12.89 billion in 1997, primarily attributable to an increase of $717 million in average loans and $698 million in the investment securities portfolio, somewhat offset by a decline in interest bearing deposits at banks of $374 million. Excluding the credit card portfolio, average loans rose $1.5 billion or 21 percent. Commercial and residential real estate lending were strong contributors to this growth. Net interest margin declined to 2.64 percent from 3.48 percent in the same quarter last year primarily reflecting the impact of the sale of the credit card loans earlier this year.
                         The second quarter provision for loan losses of $7.0
                    million was down $8.6 million from $15.6 million in the second quarter of 1997 because of the change in the risk profile of the portfolio related to charge card sale.
                    Net charge-offs decreased from $16.4 million to $4.8 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
                         Noninterest income increased $15.0 million or 20
                    percent to $89.5 million for second quarter 1998 from the same quarter last year. In the current quarter, service charge fees rose by $3.4 million and trust and investment management fees improved by $2.6 million compared to second quarter 1997. Foreign exchange income increased $0.4 million and trading income increased $1.7 million. Net gains from debt securities sales increased from $2.6 million in the second quarter 1997 to $3.9 million during the current quarter. Other income which includes syndication fees, revenue from bank owned insurance investments, gains on mortgage loan sales and other fees increased $12.0 million.
                         Second quarter 1998 noninterest expenses of $125.9
                    million declined $4.1 million or 3% from a year ago quarter.
                         Nonperforming assets at June 30, 1998 were $21 million
                    or 0.2 percent of total loans, compared to $18 million or
                    0.2 percent at March 31, 1998, and $23 million or 0.3 percent a year ago. At June 30, 1998, the allowance for possible loan losses was $103 million, equal to 1.1 percent of loans outstanding, compared to $110 million or 1.3 percent at the end of second quarter 1997. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 478 percent at June 30, 1997 to 490 percent at June 30, 1998.
                         At June 30, 1998 equity capital of the Bank amounted to
                    $1.28 billion, up from $1.22 billion one year earlier. The regulatory leverage capital ratio was 7.71 percent for the second quarter of 1998 compared to 6.49 percent in the same quarter of 1997. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's June 30, 1998 Tier 1 and total risk-based capital ratios were
                    8.48 percent and 10.71 percent compared to respective ratios of 7.26 percent and 10.56 percent at June 30, 1997.

                                  Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------
SIX MONTHS ENDED
JUNE 30, 1998
COMPARED WITH 1997  The Bank's earnings for the six months ended June 30, 1998 were $69.1 million. This represented an $18.6 million or 37% increase from 1997 earnings of $50.5 million. Annualized return on average common equity was 10.98 percent compared to 8.47 percent in the first half of 1997. Annualized return on average assets was 0.87 percent compared to 0.69 percent a year ago.
                         Net interest income on a fully taxable equivalent basis
                    was $188.8 million in the current period, a decrease of $30.6 million or 14% from $219.3 million in the first six months of 1997. Average earning assets increased to $13.51 billion from $12.58 billion a year ago primarily attributable to an increase of $760 million or 22% in investment portfolio securities and an increase of 5% or $430 million in average loans. Excluding the credit card portfolio, average loans rose $1.3 billion or 18%. Commercial and residential real estate lending were contributors to this growth. Net interest margin declined to 2.82% from 3.51% in 1997 primarily reflecting the impact of the sale of the credit card loans earlier this year.
                         The 1998  provision for loan losses of $12.0 million
                    was down $19.1 million from $31.1 million a year ago. Net charge-offs decreased $21.0 million to $8.2 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
                         Noninterest income increased $37.4 million to $183.3
                    million in 1998 compared to a year ago. The $12.0 million gain on sale of the credit card portfolio was more than offset by writedowns in the value of certain accounts in the portfolio prior to sale in addition to lower credit card fees amounting to $15.9 million. In the current year, trust income increased $5.2 million and service charge income increased $6.9 million. Foreign exchange income increased $1.2 million. Securities gains were $8.1 million greater compared to a year ago. Other sources of noninterest income which include syndication fees, revenue from bank owned insurance investments, gains on mortgage loan sales and fees on letters of credit increased $16.7 million excluding the gain on the sale of the credit card portfolio and writedowns.
                         Noninterest expenses of $254.7 million rose $2.2
                    million from a year ago. Excluding the $5.6 million one-time cost for restructuring charges, total expenses decreased 1% in 1998 compared to a year ago.

Part II.  Other Information

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6.   (a)  EXHIBITS:

               27    Financial Data Schedule


          (b)  REPORTS ON FORM 8-K:
               None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 1998.



                                           /s/ MICHAEL D. WILLIAMS
                                           ---------------------------------
                                           Michael D. Williams
                                           Chairman of the Board



                                           /s/ PIERRE O. GREFFE
                                           ---------------------------------
                                           Pierre O. Greffe
                                           Chief Financial Officer



                                           /s/ PAUL R. SKUBIC
                                           ---------------------------------
                                           Paul R. Skubic
                                           President