Form 10-Q/A
period 1998-06-30
HARRIS PREFERRED CAPITAL CORP
filed 1998-08-19
CIK 1046788

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

On May 28, 1998, the Company declared a cash dividend of $.46094 per share on the outstanding Preferred Shares to the stockholders of record on June 15, 1998. The dividend of $4.6 million was subsequently paid to holders of Preferred Shares on June 26, 1998. On a year-to-date basis, the Company has declared and paid $7.2 million of dividends to holders of Preferred Shares.

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