Form 10-Q
period 1998-09-30
HARRIS PREFERRED CAPITAL CORP
filed 1998-11-13
CIK 1046788

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998        Commission file number
                                                         1-13805

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock, $1.00 par value, outstanding on November 13, 1998 was 1,000.

                      HARRIS PREFERRED CAPITAL CORPORATION

                                TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Balance Sheet..................................................   2
          Statements of Operations.......................................   3
          Statement of Changes in Stockholders' Equity...................   4
          Statement of Cash Flows........................................   5
          Notes to Financial Statements..................................   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................  10

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................  22

Signatures...............................................................  22


Part I. Financial Information
  Item 1. Financial Statements

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEET
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

      (IN THOUSANDS EXCEPT SHARE DATA)                     SEPTEMBER 30, 1998
      -----------------------------------------------------------------------
      ASSETS
      Cash on deposit with parent                           $         1,270
      Securities purchased from parent under
        agreement to resell                                           8,124
      Notes receivable from parent                                  259,341
      Securities available-for-sale:
          Mortgage-backed                                           211,240
          U.S. Treasury                                              19,866
      Other assets                                                    2,508
                                                            ---------------
          TOTAL ASSETS                                      $       502,349
                                                            ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Accrued expenses due to parent                        $           111
                                                            ---------------
          TOTAL LIABILITIES                                 $           111
                                                            ---------------

      Commitments and contingencies                                   -

      STOCKHOLDERS' EQUITY
      Common stock ($1 par value); 1,000 shares
          authorized, issued and outstanding                              1
      7 3/8% Noncumulative Exchangeable Preferred
          Stock, Series A ($1 par value); liquidation
          value of $250,000; 20,000,000 shares authorized,
          10,000,000 shares issued and outstanding                  250,000
      Additional paid-in capital                                    240,733
      Earnings in excess of distributions                             7,172
      Accumulated other comprehensive income - unrealized
          gains on available-for-sale securities                      4,332
                                                            ---------------

          TOTAL STOCKHOLDERS' EQUITY                                502,238
                                                            ---------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $       502,349
                                                            ---------------


The accompanying notes to financial statements are an integral part of this statement.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AND
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                               SEPTEMBER 30, 1998


                                  (UNAUDITED)

                                                                FROM INCEPTION
                                            QUARTER           (JANUARY 2, 1998)
                                             ENDED                 THROUGH
(IN THOUSANDS, EXCEPT PER SHARE DATA)  SEPTEMBER 30, 1998    SEPTEMBER 30, 1998
-------------------------------------------------------------------------------
Interest income:
      Securities purchased from parent
         under agreement to resell          $     306             $     633
      Notes receivable from parent              4,377                12,565
      Securities available-for-sale:
         Mortgage-backed                        2,778                 6,275
         U.S. Treasury                            254                   287
                                            ---------             ---------
            Total interest income               7,715                19,760

Operating expenses:
      Loan servicing fees paid
         to parent                                244                   624
      Advisory fees paid to parent                 13                    31
      General and administrative                   86                   154
                                            ---------             ---------
            Total operating expense               343                   809

Net income                                      7,372                18,951

Preferred dividends                             4,609                11,779
                                            ---------             ---------
NET INCOME AVAILABLE TO
    COMMON STOCKHOLDER                      $   2,763             $   7,172
                                            =========             =========
Basic and diluted earnings
    per common share                        $2,763.00             $7,172.00

Net income                                  $   7,372             $  18,951
Other comprehensive income -
      unrealized gains on
      available-for-sale-securities             3,573                 4,332
                                            ---------             ---------
Comprehensive income                        $  10,945             $  23,283
                                            =========             =========

The accompanying notes to financial statements are an integral part of these statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                     STATEMENT OF CHANGES IN STOCKHOLDERS'
                                     EQUITY
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                                                                           Accumulated
                                                              Additional   Earnings in        Other
                                         Common     Preferred   Paid-in     Excess of     Comprehensive   Stockholders'
(IN THOUSANDS EXCEPT PER SHARE DATA)      Stock      Stock      Capital    Distributions      Income          Equity
----------------------------------------------------------------------------------------------------------------------------
Balance at inception                    $  -        $  -       $  -         $    -          $      -      $      -


  Issuance of common stock                    1                                                                      1
  Initial public offering of
     7 3/8% Noncumulative Exchangable
     Preferred Stock, Series A, par
     value $1, on February 11, 1998        -         250,000      -              -                 -           250,000
  Contribution to capital surplus          -           -        240,733          -                 -           240,733

  Net income                               -           -          -              18,951            -            18,951

  Other comprehensive income               -           -          -              -
                                                                                                  4,332          4,332
  Dividends (preferred stock
     $0.7170 per share)                    -           -          -                                -
                                                                                (11,779)                       (11,779)
                                        -------     --------   --------     -----------     -----------   ------------

Balance at September 30, 1998           $     1     $250,000   $240,733     $     7,172     $    4,332    $    502,238
                                        =======     ========   ========     ===========     ==========    ============


The accompanying notes to financial statements are an integral part of this statement.

                      HARRIS PREFERRED CAPTIAL CORPORATION
                            STATEMENT OF CASH FLOWS
                    FROM INCEPTION (JANUARY 2, 1998) THROUGH
                               SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                                               FROM INCEPTION
                                                              (JANUARY 2, 1998)
                                                                  THROUGH
                                                                SEPTEMBER 30,
(IN THOUSANDS)                                                     1998
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net Income                                               $         18,951

    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Net increase in accrued interest receivable                    (2,508)
        Net increase in accrued expenses                                  111
                                                             ----------------
            Net cash provided by operating activities                  16,554
                                                             ----------------

INVESTING ACTIVITIES:
    Net increase in securities purchased
        from parent under agreement to resell                          (8,124)
    Purchases of notes receivable from parent                        (356,000)
    Repayments of notes receivable from parent                         96,659
    Purchases of securities available-for-sale                       (253,552)
    Proceeds from maturities of securities
        available-for-sale                                             26,778
                                                            -----------------
            Net cash used by investing activities                    (494,239)
                                                             ----------------
FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                         250,000
    Proceeds from issuance of common stock                                  1
    Contribution to additional paid-in capital,
        net of acquisition costs                                      240,733
    Cash dividends paid on preferred stock                            (11,779)
                                                             ----------------
            Net cash provided by financing activities                 478,955
                                                             ----------------

    Net increase in cash on deposit with parent                        1,270
    Cash on deposit with parent at January 2, 1998                      -
                                                             ----------------
    Cash on deposit with parent at September 30, 1998        $          1,270
                                                             ================

The accompanying notes to financial statements are an integral part of this statement.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Harris Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying Real Estate Investment Trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate trust. The Company expects to be subject to tax as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it distributes 95% of its taxable earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by the Bank. The Bank is required to maintain direct or indirect ownership of at least 80 % of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, are outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended September 30, 1998 and the period from inception (January 2, 1998) through September 30, 1998, and all adjustments are of a normal and recurring nature.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on deposit with parent and securities purchased from parent under agreement to resell.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At September 30, 1998, no allowance for possible loan losses was recorded under this policy.

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

SECURITIES

The Company classifies all securities as held-to-maturity or as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity. There were no held-to-maturity securities at September 30, 1998.

Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

The Company purchases U.S. Treasury and Federal agency securities from its parent under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Balance Sheet. Securities purchased under agreement to resell totaled $8.1 million at September 30, 1998. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Since the Company does not conduct its activities in more than one segment or operate outside of the United
States, reporting under SFAS No. 131 will not have a significant effect.

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

The Company intends that each mortgage loan securing the Notes will represent a first lien position and will be originated in the ordinary course of the Bank's real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the Bank's own account. The Company also intends that all Mortgage Assets held by the Company will meet market standards, and servicing guidelines promulgated by the Company, and Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("FHLMC") guidelines and procedures.

The balance of securing mortgage loans at September 30, 1998 was $309 million. The weighted average interest rate on those loans was 7.140% at September 30, 1998.

None of the mortgage loans collateralizing the Notes were on nonaccrual status at September 30, 1998.

A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $176 million and $49 million, respectively, as of September 30, 1998.

4. SECURITIES


                                                 SEPTEMBER 30, 1998
                                     -------------------------------------------
                                     AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                        COST      GAINS       LOSSES     VALUE
                                     ---------  ---------- ----------- ---------
                                                     (IN THOUSANDS)

     AVAILABLE-FOR-SALE-SECURITIES
     U.S. Treasury                   $  19,855  $      11  $        -  $  19,866
     Mortgage-backed                   206,919      4,321           -    211,240
                                     ---------  ---------  ----------  ---------
     Total Securities                $ 226,774  $   4,332  $        -  $ 231,106
                                     =========  =========  ==========  =========

Mortgage-backed securities represent Government National Mortgage Association 6 1/2% Platinum Certificates. The contractual maturities are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                SEPTEMBER 30, 1998
                                              ---------------------
                                              AMORTIZED     FAIR
                                                 COST       VALUE
                                              ---------  ----------
                                                  (IN THOUSANDS)

    Maturities:
     Within 1 year                            $  19,855  $  19,866
     Over 10 years                              206,919    211,240
                                              ---------  ---------
    Total Securities                          $ 226,774  $ 231,106
                                              =========  =========

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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends paid to the holders of the Preferred Shares during the quarter ended September 30, 1998 and the period from inception (January 2, 1998) through September 30, 1998 were $4,609,000 and $11,779,000, respectively.

Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. No Common Stock dividends were declared or paid during the quarter ended September 30, 1998.


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

The securing mortgage loans are serviced by the Bank pursuant to the terms of a servicing agreement ("the Servicing Agreement"). The Bank will receive a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures.


7. COMMITMENTS AND CONTINGENCIES

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At September 30, 1998, there is no pending litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a REIT, liquidity, provision for loan losses, capital resources, investment activities and Year 2000 statements in "Management's Discussion and Analysis of Financial Condition and Results of Operation." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

OVERVIEW

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage assets consisting of a limited recourse note or notes issued by the Bank secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company expects to qualify as a REIT under the Code, and will generally not be subject to federal income tax to the extent that it distributes 95% of its taxable earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's Common Stock are owned by the Bank. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgage and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

On February 11, 1998, the Company issued, in the Offering, 10,000,000 Preferred Shares, $1.00 par value, which raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $250 million to the Company.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998

The Company's net income for the third quarter of 1998 was $7.4 million.

In the current quarter the Company purchased $45.7 million par value mortgage-backed securities and $19.8 million of U.S. Treasury Bills. Also $20 million of U.S. Treasury Bills matured on September 17, 1998. As of September 30, 1998, the Company had $259 million invested in Notes and $227 million invested in securities at an estimated fair value of $231 million. Management intends to continue to reinvest principal collections in notes issued by the Bank secured by real estate mortgage assets, residential mortgage loans to be purchased from either the Bank or its affiliates on a periodic basis, or mortgage-backed securities.

Third quarter interest income on the Notes totaled $4.4 million and yielded 6.4% on average principal outstanding. Interest income on securities available-for-sale for the quarter was $3.0 million resulting in a yield of 6.5%. The average Notes balance and securities available-for-sale for the quarter were $274 million and $188 million, respectively. The average outstanding balance of the securing mortgage loans for the same period was $334 million. There were no Company borrowings during the quarter.

Third quarter operating expenses totaling $343 thousand were comprised of loan servicing fees paid to parent, advisory fees paid to parent and general and administrative expenses. Loan servicing expenses of $244 thousand were based on an annual servicing fee rate of 0.25% of the outstanding principal balances of the securing mortgage loans. Advisory fees paid to parent for the quarter totaled $13 thousand. General and administrative expenses were $86 thousand.

FROM INCEPTION THROUGH SEPTEMBER 30, 1998

The Company's net income for the period from inception (January 2, 1998) through September 30, 1998 was $19.0 million. Interest income on the Notes for the year-to-date period ended September 30, 1998 totaled $12.6 million and yielded 6.4% on average principal outstanding. Interest income on securities available-for-sale for the same period was $6.6 million resulting in a yield of 6.6%. The average Notes and securities available-for-sale for the year-to-date period ended September 30, 1998 were $310 million and $158 million, respectively. The average outstanding balance of the securing mortgage loans for the same period was $347 million. There were no Company borrowings during this period.

Operating expenses for the period ended September 30, 1998 totaled $809 thousand. Loan servicing expenses for the same period were $624 thousand. Advisory fees paid to parent were $31 thousand and general and administrative expenses were $154 thousand.

On August 28, 1998, the Company declared a cash dividend of $.46094 per share on the outstanding Preferred Shares to the stockholders of record on September 15, 1998. The dividend of $4.6 million was subsequently paid to holders of Preferred Shares on September 30, 1998. On a year-to-date basis, the Company has declared and paid $11.8 million of dividends to holders of Preferred Shares.

At September 30, 1998, there were no securing mortgage loans on nonaccrual status.

ALLOWANCE FOR LOAN LOSSES

The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the securing mortgage loans.

CONCENTRATIONS OF CREDIT RISK

A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $176 million and $49 million, respectively, at September 30, 1998.

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

As presented in the accompanying Statement of Cash Flows, the primary sources of funds during the period from inception (January 2, 1998) through September 30, 1998, were $250 million from the issuance of Preferred Shares and $241 million additional capital contributed by the Bank, net of acquisition costs. Additional significant sources of funds were

$97 million provided by principal payments on the Notes. The primary uses of funds were $259 million in purchases of Notes, net of repayments, $227 million in purchases of securities available-for-sale, and $11.8 million in preferred stock dividends paid.

YEAR 2000

A critical issue has emerged in the REIT industry and for the economy overall regarding how existing application software programs and operating systems can accommodate the date value for the year 2000.

The Company utilizes and is dependent upon the Bank's data processing systems and software to conduct its business. Management of the Company and the Bank recognizes the need to ensure that the Company's operations will not be adversely impacted by year 2000 issues and is managing the related operational risk accordingly. The Bank and its ultimate parent company, Bank of Montreal, have undertaken an enterprise-wide initiative to address the year 2000 issue and have developed a comprehensive plan to prepare, as appropriate, the Bank's computer systems to recognize the date change on January 1, 2000. If not remedied, potential risks include business interruption, financial loss, reputation loss, and/or legal liability. An assessment of the readiness of third parties that the Bank interfaces with, such as vendors, counter-parties, customers, payment systems, and others, is ongoing to mitigate the potential risks that year 2000 poses to the Bank. The Bank's objective is to try to ensure that all aspects of the year 2000 issue affecting the Bank, including those related to the efforts of third parties, will be fully resolved in time. The Bank has consistently maintained contingency plans for vital systems and business processes to protect the Bank's assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by the existing plans. The Bank is examining these risks and developing additional plans to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. The use of the existing contingency planning infrastructure will ensure optimum coverage and re-usability of existing arrangements and responsibility assignments.

Emfisys, the Bank's operations group, acting in support of all of the lines of business, has overall responsibility for converting systems to accommodate the calendar change. Each of the Bank's lines of business is responsible for ensuring that both the technical and the business risks imposed by the year 2000 issue are addressed. A governance structure has been established to deal with this issue, which include a Year 2000 Project Office and regular monitoring of progress by the Bank's Risk Management Committee and reporting to the Board of Directors of the Bank and the Company.

The process for year 2000 compliance is following four major steps: inventory, impact assessment, implementation and certification. The Bank plans to substantially complete the implementation of the Bank's critical systems by the end of 1998. The implementation of non-critical business assets will be completed by July 31, 1999, and implementation of all systems will be achieved by October 31, 1999. The costs incurred in addressing the year 2000 problem are borne by the Bank.

ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." Since the Company does not conduct its activities in more than one segment or operate outside of the United States, reporting under SFAS No. 131 will not have a significant effect.

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

OTHER MATTERS

As of September 30, 1998, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code.

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


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                               Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------

                                                                   Quarter Ended September 30          Nine Months Ended
                                                                                                          September 30
                                                                   -------------------------------------------------------
(in thousands except share data)                                       1998           1997             1998         1997
--------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Loans, including fees                                              $   169,561    $   175,723      $  504,917   $  518,995
Money market assets:
      Deposits at banks                                                  1,840          7,120          10,038       24,036
      Federal funds sold and securities purchased under                  2,777          3,457           6,415        9,216
      agreement to resell
Trading account                                                          1,291            841           2,831        2,442
Securities available-for-sale:
      U.S. Treasury and Federal agency                                  70,918         55,789         195,465      161,484
      State and municipal                                                  723          1,166           2,580        3,525
      Other                                                                325            315             957          947
                                                                   -----------    ------------     ----------   ----------
      Total interest income                                            247,435        244,411         723,203      720,645
                                                                   -----------    ------------     ----------   ----------
INTEREST EXPENSE
Deposits                                                                98,390         90,218         269,373      250,818
Short-term borrowings                                                   41,244         37,049         125,353      108,545
Senior notes                                                            14,473          8,433          37,979       31,594
Minority interest-dividends on preferred stock of subsidiary             4,609              -          11,780            -
Long-term notes                                                          3,696          5,389          13,804       14,792
                                                                   -----------    ------------     ----------   ----------
      Total interest expense                                           162,412        141,089         458,289      405,749
                                                                   -----------    ------------     ----------   ----------

NET INTEREST INCOME                                                     85,023        103,322         264,914      314,896
Provision for loan losses                                                6,800         15,466          18,776       46,555
                                                                   -----------    ------------     ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     78,223         87,856         246,138      268,341
                                                                   -----------    ------------     ----------   ----------

NONINTEREST INCOME
Trust and investment management fees                                    28,503         25,978          82,548       74,791
Trading account                                                          3,589            735           8,273        3,130
Foreign exchange                                                         1,650          1,348           4,950        3,462
Merchant and charge card fees                                            6,792         12,877          20,286       37,142
Service fees and charges                                                24,369         21,968          72,123       62,856
Portfolio securities gains                                               7,491          5,742          19,345        9,518
Gain on sale of credit card portfolio                                        -              -          12,000            -
Other                                                                   23,022         15,166          59,226       38,806
                                                                   -----------    ------------     ----------   ----------
      Total noninterest income                                          95,416         83,814         278,751      229,705
                                                                   -----------    ------------     ----------   ----------
NONINTEREST EXPENSES
Salaries and other compensation                                         66,616         63,131         196,117      183,950
Pension, profit sharing and other employee benefits                     11,703         12,385          35,417       36,520
Net occupancy                                                            9,371         12,066          29,711       34,312
Equipment                                                               11,260         10,344          33,311       29,235
Marketing                                                                6,206          5,127          17,515       16,167
Communication and delivery                                               4,769          5,455          15,090       15,601
Deposit insurance                                                          617            628           1,931        1,826
Expert services                                                          8,414          8,600          21,456       21,544
Other                                                                    8,386          9,431          20,752       28,220
                                                                   -----------    ------------     ----------   ----------
                                                                       127,342        127,167         371,300      367,375
Goodwill and other valuation intangibles                                 5,310          6,235          16,035       18,505
                                                                   -----------    ------------     ----------   ----------
      Total noninterest expenses                                       132,652        133,402         387,335      385,880
                                                                   -----------    ------------     ----------   ----------
Income before income taxes                                              40,987         38,268         137,554      112,166
Applicable income taxes                                                  9,214         11,406          36,700       34,810
                                                                   -----------    ------------     ----------   ----------
      NET INCOME                                                   $    31,773    $    26,862      $  100,854   $   77,356
                                                                   ===========    ============     ==========   ==========


BASIC AND DILUTED EARNINGS PER COMMON SHARE (based on
      10,000,000 average shares outstanding)
Net Income                                                         $      3.18    $      2.69      $    10.09   $     7.74
                                                                   ===========    ============     ==========   ==========

     The accompanying notes to financial statements are an integral part of this statement.
--------------------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)                  Harris Trust and Savings Bank and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
                                                               Quarter Ended September 30   Nine Months Ended September 30
                                                                --------------------------   ------------------------------
(in thousands)                                                       1998          1997             1998            1997
-------------------------------------------------------------------------------------------   -----------------------------
Net income                                                          $  31,773    $  26,862      $   100,854     $   77,356
Other comprehensive income:
     Unrealized gains on available-for-sale
     securities:
       Unrealized holding gains arising during the period,
       net of tax expense for the quarter of $29,320 and $14,229
       in 1998 and 1997 and net of tax expense for the  year
       to date period of $38,095 and $10,618 in 1998 and  1997         44,598       17,507           57,880         16,111


       Less reclassification adjustment for realized gains
       included in income statement, net of tax expense for the
       quarter of $2,978 and $2,282 in 1998 and 1997 and net of
       tax expense for the year-to-date period of $7,690 in 1998
       and $3,783 in 1997                                               (4,513)      (3,460)         (11,655)        (5,735)
                                                                    ----------   ----------     ------------    -----------
     Other comprehensive income                                         40,085       14,047           46,225         10,376
                                                                    ----------   ----------     ------------    -----------
Comprehensive income                                                $  71,858    $   40,909    $    147,079    $    87,732
                                                                    ==========   ==========     ============    ===========

     The accompanying notes to financial statements are an integral part of this statement.
---------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)                            Harris Trust and Savings Bank and Subsidiaries
--------------------------------------------------------------------------------------------------------------------------

                                                                             September 30     December 31     September 30
(in thousands except share data)                                                     1998            1997             1997
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and demand balances due from banks                                     $   1,098,161   $   1,251,609   $    1,188,255
Money market assets:
     Interest-bearing deposits at banks                                           213,712         598,062          550,173
     Federal funds sold and securities purchased under agreement to resell         48,950          71,725          396,400
Trading account assets                                                             91,040          53,209           35,467
Portfolio securities available-for-sale                                         5,039,734       3,879,399        3,685,983
Loans                                                                           9,102,464       8,088,060        8,382,298
Allowance for possible loan losses                                               (104,900)        (99,678)        (107,180)
     Net loans                                                                  8,997,564       7,988,382        8,275,118
Premises and equipment                                                            256,915         231,594          222,857
Customers' liability on acceptances                                                34,997          46,480           41,205
Assets held for sale                                                                    -         725,760                -
Goodwill and other valuation intangibles                                          260,478         279,897          283,839
Other assets                                                                    1,192,158         673,810          611,872
                                                                            -------------   -------------   --------------
         TOTAL ASSETS                                                       $  17,233,709   $  15,799,927   $   15,291,169
                                                                            =============   =============   ==============
LIABILITIES
Deposits in domestic    - noninterest bearing                               $   2,778,839   $   3,665,951   $    2,729,525
                        - interest-bearing                                      6,680,424       5,233,744        5,604,026
Deposits in foreign     - noninterest bearing                                      23,329          18,431           23,421
                        - interest-bearing                                      1,245,430       1,741,459        1,964,295
                                                                            -------------   -------------   --------------
         Total deposits                                                        10,728,022      10,659,585       10,321,267
Federal funds purchased and securities sold under agreement to repurchase       3,118,548       2,693,600        2,549,327
Other short-term borrowings                                                       440,498         501,026           25,457
Senior notes                                                                      762,000         100,000          605,000
Acceptances outstanding                                                            34,997          46,480           41,205
Accrued interest, taxes and other expenses                                        150,894         118,257          117,605
Other liabilities                                                                 184,432          76,548           55,932
Minority interest- preferred stock of subsidiary                                  250,000               -                -
Long-term notes                                                                   225,000         325,000          325,000
                                                                            -------------   -------------   --------------
         TOTAL LIABILITIES                                                     15,894,391      14,520,496       14,040,793
                                                                            -------------   -------------   --------------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000 shares;
     issued and outstanding 10,000,000 shares                                     100,000         100,000          100,000
Surplus                                                                           607,835         601,027          600,854
Retained earnings                                                                 580,270         573,416          553,257
Accumulated other comprehensive income (loss) - unrealized gains (losses)
     on securities available-for-sale, net of deferred taxes of $33,676
     in 1998, $3,271 and ($2,473) in 1997                                          51,213           4,988          (3,735)
                                                                             ------------   -------------   --------------
         TOTAL STOCKHOLDER'S EQUITY                                             1,339,318       1,279,431        1,250,376
                                                                            -------------   -------------   --------------

         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                         $  17,233,709   $  15,799,927   $   15,291,169
                                                                            =============   =============   ==============


     The accompanying notes to financial statements are an integral part of this statement.
---------------------------------------------------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)       Harris Trust and Savings Bank and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                         1998           1997
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1                                                                          $   1,279,431   $  1,192,567
     Net income                                                                                     100,854         77,356
     Contributions to capital                                                                         6,808            477
     Dividends - common stock                                                                       (94,000)       (30,400)
     Other comprehensive income, net of tax                                                          46,225         10,376
                                                                                              -------------   ------------
BALANCE AT SEPTEMBER 30                                                                       $   1,339,318   $  1,250,376
                                                                                              =============   ============

        The accompanying notes to financial statements are an integral part of this statement.
---------------------------------------------------------------------------------------------------------------------------




Consolidated Statements of Cash Flows (Unaudited)                         Harris Trust and Savings Bank and Subsidiaries
-------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            Nine Months Ended September 30
                                                                                        ---------------------------------
                                                                                                   1998           1997
-------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                                      $ 100,854   $     77,356
Adjustments to reconcile net income to net cash (used) provided by operating activities:
  Provision for loan losses                                                                        18,776         46,555
  Depreciation and amortization, including intangibles                                             43,689         42,554
  Deferred tax expense (benefit)                                                                   10,452         (1,793)
  Gain on sales of portfolio securities                                                           (19,345)        (9,518)
  Gain on sale of credit card portfolio                                                           (12,000)
  Trading account net (purchases) sales                                                           (37,831)        74,888
  Net decrease (increase) in interest receivable                                                   21,833        (18,400)
  Net increase (decrease) in interest payable                                                      15,776         (5,260)
  Net increase in loans held for resale                                                          (107,642)       (43,101)
  Other, net                                                                                      (14,161)       (17,051)
                                                                                               ----------      ---------
    Net cash provided by operating activities                                                      20,401        146,230
                                                                                               ----------      ---------

Investing Activities:
  Net decrease in interest-bearing deposits at banks                                              384,350        108,014
  Net decrease (increase) in Federal funds sold and securities purchased under
   agreement to resell                                                                             22,775        (80,125)
  Proceeds from safes of securities available-for-sale                                          1,517,180        980,407
  Proceeds from maturities of securities available-for-sale                                     8,830,749      6,725,657
  Purchases of securities available-for-sale                                                  (11,409,289)    (8,605,987)
  Net increase in loans                                                                          (887,718)      (239,800)
  Proceeds from sales of premises and equipment                                                    22,755         17,989
  Purchases of premises and equipment                                                             (78,017)       (74,741)
  Purchases of investments in Bank Owned Insurance                                               (447,956)
  Other, net                                                                                       (2,282)       (17,011)
                                                                                               ----------      ---------
    Net cash used by investing activities                                                      (2,047,453)    (1,185,597)
                                                                                               ----------      ---------

Financing Activities:
  Net increase in deposits                                                                         68,437        595,063
  Net increase in Federal funds purchased and securities sold under agreement to
   repurchase                                                                                     424,948        557,261
  Net decrease in short-term borrowings                                                           (60,529)      (318,915)
  Proceeds from issuance of senior notes                                                        6,954,080      5,310,000
  Repayment of senior notes                                                                    (6,292,080)    (5,055,000)
  Proceeds from issuance of long term notes                                                             -         15,000
  Repayment of long term notes                                                                   (100,000)             -
  Proceeds from the sale of the credit card portfolio                                             722,748              -
  Proceeds from issuance of preferred stock of subsidiary                                         250,000              -
  Cash dividends paid on common stock                                                             (94,000)       (30,400)
                                                                                               ----------      ---------
     Net cash provided by financing activities                                                  1,873,604      1,073,009
                                                                                               ----------      ---------
     Net (decrease) increase in cash and demand balances due from banks                          (153,448)        33,642
     Cash and demand balances due from banks at January 1                                       1,251,609      1,154,613
                                                                                               ----------      ---------
     Cash and demand balances due from banks at September 30                                  $ 1,098,161    $ 1,188,255
                                                                                               ==========     ==========


The accompanying notes to financial statements are an integral part of this statement.
------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS    Harris Trust and Savings Bank and Subsidiaries
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION    Harris Trust and Savings Bank (the "Bank") is a
                            wholly-owned subsidiary of Harris Bankcorp, Inc., a
                            wholly-owned subsidiary of Bankmont Financial Corp.
                            (a wholly-owned subsidiary of Bank of Montreal). The
                            consolidated financial statements of the Bank
                            include the accounts of the Bank and its
                            wholly-owned subsidiaries. Significant intercompany
                            accounts and transactions have been eliminated.
                            Certain reclassifications were made to conform prior
                            years' financial statements to the current year's
                            presentation.
                                  The consolidated financial statements have
                            been prepared by management from the books and
                            records of the Bank, without audit by independent
                            certified public accountants. However, these
                            statements reflect all adjustments and disclosures
                            which are, in the opinion of management, necessary
                            for a fair presentation of the results for the
                            interim periods presented.
                                  Because the results of operations are so
                            closely related to and responsive to changes in
                            economic conditions, the results for any interim
                            period are not necessarily indicative of the results
                            that can be expected for the entire year.
--------------------------------------------------------------------------------
2. LEGAL PROCEEDINGS        The Bank is a defendant in various legal proceedings
                            arising in the normal course of business. In the
                            opinion of management, based on the advice of legal
                            counsel, the ultimate resolution of these matters
                            will not have a material adverse effect on the
                            Bank's consolidated financial position.
--------------------------------------------------------------------------------
3. CASH FLOWS               For purposes of the Bank's Consolidated
                            Statement of Cash Flows, cash and cash equivalents
                            is defined to include cash and demand balances due
                            from banks. Cash interest payments (net of amounts
                            capitalized) for the nine months ended September 30,
                            totaled $442.5 million and $411.0 million in 1998
                            and 1997, respectively. Cash income tax payments
                            over the same periods totaled $20.0 million and
                            $42.0 million, respectively.
--------------------------------------------------------------------------------
4.  ACCOUNTING CHANGES      In February 1998, the Financial  Accounting
                            Standards Board ("FASB") issued  Statement of
                            Financial Accounting  Standards ("SFAS") No. 132,
                            "Employers' Disclosures about Pensions and Other
                            Postretirement Benefits." The Statement revises financial statement disclosure requirements for pension and other postretirement benefit plans.
                            It standardizes the disclosure requirements for pension and other postretirement benefits, requires additional disclosure information regarding changes in benefit obligations and fair values of plan assets and eliminates certain disclosures that are no longer considered useful.
                            The Statement does not change the measurement or recognition of the benefit plans. The Statement is effective for fiscal years beginning after December 15, 1997. The Bank adopted this statement in 1998 and it did not have a material effect on the Bank's financial position or results of operations.

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

FINANCIAL REVIEW               Harris Trust and Savings Bank and Subsidiaries
-----------------------------------------------------------------------------

THIRD QUARTER 1998
COMPARED WITH
THIRD QUARTER 1997
-----------------------------------------------------------------------------

SUMMARY The Bank had third quarter 1998 earnings of $31.8 million, an increase of $4.9 million or 18 percent from third quarter 1997. For the current quarter, annualized return on average common stockholder's equity was 9.72 percent compared to 8.58 percent in the second quarter of 1997. Annualized return on average assets was 0.74 percent compared to 0.70 percent a year ago.
                              Third quarter net interest income on a fully
                      taxable equivalent basis was $89.3 million, down $18.0 million or 17 percent from $107.3 million in 1997's third quarter. At the time of the January 1998 credit card sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income compared to third quarter 1997. Average earning assets rose 10 percent to $14.23 billion from $12.90 billion in 1997, primarily attributable to an increase of $691 million in average loans and $928 million in the investment securities portfolio, somewhat offset by a decline in interest bearing deposits at banks of $311 million. Excluding the credit card portfolio, average loans rose $1.44 billion or 19 percent. Commercial loans and residential mortgages were the most significant contributors to this growth. Net interest margin declined to 2.49 percent from 3.30 percent in the same quarter last year primarily reflecting the impact of the sale of the credit card loans earlier this year.
                              The third quarter provision for loan losses of
                      $6.8 million was down $8.7 million from $15.5 million in the third quarter of 1997 because of the change in the risk profile of the portfolio related to charge card sale. Net charge-offs decreased from $18.5 million to $5.3 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
                              Noninterest income increased $11.6 million or 14
                      percent to $95.4 million for third quarter 1998 from the same quarter last year. In the current quarter, service charge fees rose by $2.4 million and trust and investment management fees improved by $2.5 million compared to third quarter 1997, while money market and bond trading income increased $2.9 million. Net gains from debt securities sales increased from $5.7 million in third quarter 1997 to $7.5 million during the current quarter. Other income, which includes syndication fees, revenue from bank-owned insurance investments, gains on mortgage sales and other fees, increased $7.9 million.
                              Third quarter 1998 noninterest  expenses of
                      $132.7 million were virtually unchanged from the year ago quarter.
                              Nonperforming assets at September 30, 1998 were
                      $31 million or 0.3 percent of total loans, compared to $21 million or 0.2 percent at June 30, 1998, and $27 million or 0.3 percent a year ago. At September 30, 1998, the allowance for possible loan losses was $105 million, equal to 1.2 percent of loans outstanding, compared to $107 million or 1.3 percent at the end of third quarter 1997. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 396 percent at September 30, 1997 to 339 percent at September 30, 1998.
                              At September 30, 1998 equity capital of the Bank
                      amounted to $1.34 billion, up from $1.25 billion one year earlier. The regulatory leverage capital ratio was
                      7.65 percent for the third quarter of 1998 compared to
                      6.61 percent in the same quarter of 1997. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's September 30, 1998 Tier 1 and total risk-based capital ratios were 8.62 percent and
                      10.86 percent compared to respective ratios of 7.38 percent and 10.63 percent at September 30, 1997.

                               Harris Trust and Savings Bank and Subsidiaries
-----------------------------------------------------------------------------
NINE MONTHS ENDED
SEPTEMBER 30, 1998
COMPARED WITH 1997    The Bank's earnings for the nine months ended
                      September 30, 1998 were $100.9 million. This represented a $23.5 million or 30% increase from 1997 earnings of $77.4 million. Annualized return on average common equity ("ROE") was 10.55 percent compared to
                      8.50 percent a year ago. Annualized return on average assets was 0.83 percent compared to 0.69 percent a year ago.
                            Net interest income on a fully taxable equivalent
                      basis was $278.1 million in the current period, a decrease of $48.5 million or 15% from $326.6 million in the 1997 year-to-date period. Average earning assets increased to $13.75 billion from $12.69 billion a year ago primarily attributable to an increase of $776 million or 21% in investment portfolio securities and an increase of 6% or $518 million in average loans.
                      Excluding the credit card portfolio, average loans rose
                      $1.34 billion or 18%. Commercial loans and residential mortgages were the most significant contributors to this growth. Net interest margin declined to 2.70% from 3.44% in 1997 primarily reflecting the impact of the sale of the credit card loans earlier this year.
                            The 1998 provision for loan losses of $18.8
                      million was down $27.8 million from $46.6 million a year ago. Net charge-offs decreased $34.2 million to $13.6 million, primarily reflecting the reduction in charge card loans and the related writeoffs.
                            Noninterest income increased $49.0 million to
                      $278.8 million in 1998 compared to a year ago due to strong growth in trust and investment management income, syndication fees, service charge fees, bond trading profits and investment portfolio securities gains. The $12.0 million gain from the first quarter sale of the credit card portfolio was offset by a $16.9 million decline in credit card fees. Other sources of noninterest income which include syndication fees, revenue from bank-owned insurance investments, gains on mortgage sales and fees on letters of credit, increased
                      $24.6 million
                            Noninterest expenses of $387.3 million remained
                      virtually unchanged from a year ago.
                            Income tax expense increased from $34.8 million
                      to $36.7 million, but reflected a reduction in the effective tax rate from 38 percent to 33 percent.

Part II.  Other Information

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) EXHIBITS:

            27 Financial Data Schedule



        (B) REPORTS ON FORM 8-K:
            None



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 1998.



                                       /s/ MICHAEL D. WILLIAMS
                                       -----------------------
                                       Michael D. Williams
                                       Chairman of the Board



                                       /s/ PIERRE O. GREFFE
                                       -----------------------
                                       Pierre O. Greffe
                                       Chief Financial Officer



                                       /s/ PAUL R. SKUBIC
                                       -----------------------
                                       Paul R. Skubic
                                       President