Form 10-K
period 1998-12-31
HARRIS PREFERRED CAPITAL CORP
filed 1999-03-22
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      1998
                                   FORM 10-K

                  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 1-13805

                      HARRIS PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                      36-4183096
        (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or organization)
  111 WEST MONROE STREET, CHICAGO, ILLINOIS                        60603
  (Address of principal executive offices)                      (Zip Code)

                                 (312) 461-2121
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
 7 3/8% Noncumulative Exchangeable Preferred              New York Stock Exchange
 Stock, Series A, par value $1.00 per share

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $1.00 par value, outstanding on March 19, 1999 was 1,000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
             PART I
Item 1.      Business....................................................      2
Item 2.      Properties..................................................      6
Item 3.      Legal Proceedings...........................................      6
Item 4.      Submission of Matters to a Vote of Security Holders.........      6

             PART II
Item 5.      Market for the Registrant's Common Equity and Related             7
             Security Holder Matters.....................................
Item 6.      Selected Financial Data.....................................      7
Item 7.      Management's Discussion and Analysis of Financial Condition       8
             and Results of Operations...................................
Item         Quantitative and Qualitative Disclosure About Market Risk...
  7a.                                                                         11
Item 8.      Financial Statements and Supplementary Data.................     11
Item 9.      Changes in and Disagreements with Accountants on Accounting      11
             and Financial Disclosure....................................

             PART III
Item         Directors and Executive Officers of the Company.............
  10.                                                                         12
Item         Executive Compensation......................................
  11.                                                                         13
Item         Security Ownership of Certain Beneficial Owners and
  12.        Management..................................................     13
Item         Certain Relationships and Related Transactions..............
  13.                                                                         13

             PART IV
Item         Exhibits, Financial Statement Schedules, and Reports on Form
  14.        8-K.........................................................     14
Signatures...............................................................     15

                                     PART I

Forward-Looking Information

     Forward-looking statements contained in this Annual Report on Form 10-K ("Report") of Harris Preferred Capital Corporation (the "Company") may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust (a "REIT"), liquidity, provision for loan losses, capital resources, investment activities and unforeseen business risks related to year 2000 computer systems issues in "Management's Discussion and Analysis of Financial Condition and Results of Operation". In addition, in those and other portions of this document, words such as "anticipates", "believes", "estimates", "expects", "intends" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. The Company assumes no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

General

     Harris Preferred Capital Corporation is a Maryland Corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage assets consisting of a limited recourse note or notes issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets (the "Mortgage Assets"). The Company expects to qualify as a REIT under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax to the extent that it distributes 95% of its taxable earnings to its stockholders and maintains its qualification as a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

     On February 11, 1998, the Company through a public offering (the "Offering") issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". Holders of Preferred Shares are entitled to receive, if declared by the Company's Board of Directors, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Except upon the occurrence of certain events, the Preferred Shares are not redeemable by the Company prior to March 30, 2003. On or after such date, the Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time, at the principal amount thereof, plus the quarterly accrued and unpaid dividends, if any, thereon. The Company may not redeem the Preferred Shares without prior approval from the Board of Governors of the Federal Reserve System or the appropriate successor federal regulatory agency.

     Each Preferred Share will be automatically exchanged for one newly issued Bank Preferred Share in the event (i) the Bank becomes less than "adequately capitalized" under regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership, (iii) the Board of Governors directs such exchange in writing because, in its sole discretion and even if the Bank is not less than "adequately capitalized", the Board of Governors anticipates that the Bank may become less than adequately capitalized in the near term, or (iv) the Board of Governors in its sole discretion directs in writing an exchange in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5%. In the event of an exchange, the Bank Preferred Shares would constitute a new series of preferred shares of the Bank, would have the same dividend rights, liquidation preference, redemption options and other attributes as the Preferred Shares, except that the Bank Preferred Shares would not be listed on the New York Stock Exchange and would rank pari passu in terms of cash dividend payments and liquidation preference with any outstanding shares of preferred stock of the Bank.

     Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $241 million, net of acquisition costs to the Company. The Company and the Bank undertook the Offering for two principal reasons: (i) the qualification of the Series A Preferred Shares as Tier 1 capital of the Bank for U.S. banking regulatory purposes under relevant regulatory capital guidelines, as a result of the treatment of the Preferred Shares as a minority interest in a consolidated subsidiary of the Bank, and (ii) the tax deductibility of the dividends payable on the Series A Preferred Shares, as a result of the Company's qualification as a REIT. On December 30, 1998, the Bank contributed the common stock of the Company to HCH, a newly-formed and wholly-owned subsidiary of the Bank. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding.

     The Company used the Offering proceeds and the additional capital contributed by the Bank to purchase $356 million of notes (the "Notes") from the Bank and $135 million of mortgage-backed securities at their estimated fair value. The $356 million of Notes are obligations issued by the Bank that are recourse only to the underlying mortgage loans (the "Securing Mortgage Loans") and were acquired pursuant to the terms of a loan agreement with the Bank. The principal amount of the Notes equaled approximately 80% of the principal amounts of the Securing Mortgage Loans.

Business

     The Company was formed for the purpose of raising capital for the Bank. The Company's principal business objective is to acquire, hold, finance and manage Mortgage Assets which currently consist of notes from the Bank on Securing Mortgage Loans. These Mortgage Assets generate interest income for distribution to stockholders. A substantial portion of the Mortgage Assets consists of Notes issued by the Bank that are recourse only to Securing Mortgage Loans that are secured by real property. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. Payments of interest are paid to the Company from payments made on the Securing Mortgage Loans. Pursuant to an agreement between the Company and the Bank, the Company, through the Bank as agent, receives all scheduled payments made on the Securing Mortgage Loans, retains a portion of any such payments equal to the amount due on the Bank obligations and remits the balance, if any, to the Bank. The Company also retains approximately 80% of any prepayments of principal in respect of the Securing Mortgage Loans and applies such amounts as a prepayment on the Bank obligations. The Company has a security interest in the real property securing the Securing Mortgage Loans and will be entitled to enforce payment on the loans in its own name if a mortgagor should default. In the event of such default, the Company would have the same rights as the original mortgagee to foreclose the mortgaged property and satisfy the obligations of the Bank out of the proceeds.

     The Company may from time to time acquire fixed-rate or variable-rate mortgage-backed securities representing interest in pools of mortgage loans. The Bank may have originated a portion of any such mortgage-backed securities by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential properties located throughout the United States. The Company intends to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only, principal-only or similar speculative mortgage-backed securities.

     The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. At December 31, 1998, the Company did not hold any residential mortgage loans.

     The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company's current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company's Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. At December 31, 1998, the Company did not hold any commercial mortgage loans.

     The Company may invest up to 5% of the total value of its portfolio in assets eligible to be held by REIT's other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REIT's and partnership interests.

     The Company intends to continue to acquire Mortgage Assets from the Bank and/or affiliates of the Bank on terms that are comparable to those that could be obtained by the Company if such Mortgage Assets were purchased from unrelated third parties. The Company may also from time to time acquire Mortgage Assets from unrelated third parties.

     The Company intends to maintain at least 90% of its portfolio in Bank-secured obligations and mortgage-backed securities. The Company may, however, invest in other assets eligible to be held by a REIT. The Company's current policy and the Servicing Agreement (defined below) prohibit the acquisition of any Mortgage Asset constituting an interest in a mortgage loan (other than an interest resulting from the acquisition of mortgage-backed securities), which mortgage loan (i) is delinquent (more than 30 days past due) in the payment of principal or interest at the time of proposed acquisition;
(ii) is or was at any time during the preceding 12 months (a) on nonaccrual status or (b) renegotiated due to financial deterioration of the borrower; or
(iii) has been, more than once during the preceding 12 months, more than 30 days past due in payment of principal or interest. Loans that are on "nonaccrual status" are generally loans that are past due 90 days or more in principal or interest. The Company maintains a policy of disposing of any mortgage loan which
(i) falls into nonaccrual status, (ii) has to be renegotiated due to the financial deterioration of the borrower, or (iii) is more than 30 days past due in the payment of principal or interest more than once in any 12 month period. The Company may choose, at any time subsequent to its acquisition of any Mortgage Assets, to require the Bank (as part of the Servicing Agreement) to dispose of the mortgage loan for any of these reasons or for any other reason.

     The Bank services the Securing Mortgage Loans and the other mortgage loans purchased by the Company on behalf of, and as agent for, the Company and is entitled to receive fees in connection with the servicing thereof pursuant to the servicing agreement (the "Servicing Agreement"). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. Payment of such fees is subordinate to payments of dividends on the Series A Preferred Shares. The Servicing Agreement requires the Bank to service the loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of residential mortgage loans, with Fannie Mae and FHLMC guidelines and procedures. The Servicing Agreement requires the Bank to service the loans solely with a view toward the interest of the Company and without regard to the interest of the Bank or any of its affiliates. The Bank will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the loans it services. The Bank may, with the approval of a majority of the Company's Board of Directors, as well as a majority of the Company's Independent Directors, subcontract all or a portion of its obligations under the Servicing Agreement to unrelated third parties. An "Independent Director" is a director who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or of its affiliates. The Bank will not, in connection with the subcontracting of any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligations under the Servicing Agreement. The Company may terminate the Servicing Agreement upon the occurrence of such events as they relate to the Bank's proper and timely performance of its duties and obligations under the Servicing Agreement. As long as any Preferred Shares remain outstanding, the Company may not terminate, or elect to renew, the Servicing Agreement without the approval of a majority of the Company's Independent Directors.

     The Company entered into an advisory agreement with the Bank (the "Advisory Agreement") pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets held by the Company, and (iii) monitoring the Company's compliance with the requirements necessary to qualify as a REIT. The Bank may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates. The Bank may, with the approval of a majority of the Company's Board of Directors, as well as a majority of the Company's Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from its obligations under the Advisory Agreement. The Advisory Agreement has an initial term of one year, and may be renewed for additional one-year periods. The Company may terminate the Advisory Agreement at any time upon 60 days' prior written notice. As long as any Preferred Shares remain outstanding, any decision by the Company either to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Company's Independent Directors. The Bank will be entitled to receive an advisory fee equal to $50,000 annually.

     The Company may from time to time purchase additional Mortgage Assets out of proceeds received in connection with the repayment or disposition of Mortgage Assets, the issuance of additional shares of Preferred Stock or additional capital contributions with respect to the Common Stock. The Company may also issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares either in the payment of dividends or in the distribution of assets on liquidation without the consent of holders of at least 67% of the outstanding shares of Preferred Stock at that time or without approval of a majority of the Company's Independent Directors. The Company does not currently intend to issue any additional shares of Preferred Stock unless it simultaneously receives additional capital contributions from HCH sufficient to support the issuance of such additional shares of Preferred Stock.

     Although the Company does not currently intend to incur any indebtedness in connection with the acquisition and holding of Mortgage Assets, the Company may do so at any time (although indebtedness in excess of 25% of the Company's total stockholders' equity may not be incurred without the approval of a majority of the Company's Independent Directors). To the extent the Company were to change its policy with respect to the incurrence of indebtedness, the Company would be subject to risks associated with leverage, including, without limitation, changes in interest rates and prepayment risk.

Employees

     As of December 31, 1998, the Company had no paid employees.

Environmental Matters

     In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up.

Qualification as a REIT

     The Company expects to elect to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax to the extent it distributes 95% of its adjusted REIT taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. During 1998, the Company distributed 98.5% of its taxable income to stockholders. Cash distributions in the amount of $1.6389 cents per Preferred Share were paid in 1998. A cash dividend on common stock of $9,700,000 was declared on December 10, 1998 and paid on January 28, 1999.

ITEM 2. PROPERTIES

     None as of December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation nor, to the Company's knowledge is any material litigation currently threatened against the Company, the Bank or any affiliate of the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Financial Statements on page 25.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. In 1998, the Company declared $9.7 million in cash dividends on common stock, which were paid in January 1999.

     The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". During 1998, the Company declared and paid cash dividends to preferred stockholders of approximately $16.3 million. Although the Company declared cash dividends on the Preferred Shares for 1998, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company's financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 95% of its taxable income to preferred or common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

                                                                   FROM INCEPTION
                                                                 (JANUARY 2, 1998)
                                                                      THROUGH
                                                                 DECEMBER 31, 1998
                                                                 -----------------
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
Statement of Operations Data:
Interest income............................................          $   27,467
Operating expenses:
  Loan servicing fees......................................                 756
  Advisory fees............................................                  43
  General & administrative.................................                 187
                                                                     ----------
       Total operating expenses............................                 986
                                                                     ----------
Net income.................................................              26,481
Preferred stock dividends..................................              16,389
                                                                     ----------
Net income available to common stockholder.................          $   10,092
                                                                     ==========
Basic and diluted net income per common share..............          $10,092.00
                                                                     ==========
Distributions per preferred share..........................          $   1.6389
                                                                     ==========
Balance Sheet Data (end of period):
Total assets...............................................          $  503,390
                                                                     ==========
Total liabilities..........................................          $    9,762
                                                                     ==========
Total stockholders' equity.................................          $  493,628
                                                                     ==========
Cash Flows Data:
Operating activities.......................................          $   23,897
                                                                     ==========
Investing activities.......................................          $ (497,621)
                                                                     ==========
Financing activities.......................................          $  474,345
                                                                     ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto appearing later in this Report.

RESULTS OF OPERATIONS FROM INCEPTION THROUGH DECEMBER 31, 1998

     The Company's net income for the period from inception (January 2, 1998) through December 31, 1998 was $26.5 million. Interest income on the Notes for the year-to-date period ended December 31, 1998 totaled $16.3 million and yielded 6.4% on average principal outstanding. Interest income on securities available-for-sale for the same period was $10.2 million, resulting in a yield of 6.1%. The average Notes and securities available-for-sale for the year-to-date period ended December 31, 1998 were $288 million and $188 million, respectively. The average outstanding balance of the Securing Mortgage Loans for the same period was $329 million. There were no Company borrowings during this period.

     Operating expenses for the period ended December 31, 1998 totaled $986 thousand. Loan servicing expenses for the same period were $756 thousand. Advisory fees paid to the Bank amounted to $43 thousand and general and administrative expenses were $187 thousand.

     On December 30, 1998, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 17, 1998. On a year-to-date basis, the Company declared and paid $16.3 million of dividends to holders of Preferred Shares. On December 10, 1998, the Company declared a cash dividend of $9,700.00 per share on the outstanding Common Shares to the stockholder of record on December 30, 1998, payable on January 28, 1999.

     At December 31, 1998, there were no Securing Mortgage Loans on nonaccrual status.

QUARTER ENDED DECEMBER 31, 1998

     The Company's net income for the quarter ended December 31, 1998 was $7.5 million.

     Fourth quarter interest income on the Notes totaled $3.7 million and yielded 6.4% on $235 million of average principal outstanding. Interest income on securities available-for-sale for the quarter was $3.6 million resulting in a yield of 6.2% on an average balance of $235 million. The average outstanding balance of the securing mortgage loans for the same period was $286 million.

     Fourth quarter operating expenses totaling $177 thousand were comprised of $133 thousand of loan servicing fees paid to the Bank, $12 thousand of advisory fees paid to the Bank and $32 thousand of general and administrative expenses.

ALLOWANCE FOR LOAN LOSSES

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

CONCENTRATIONS OF CREDIT RISK

     A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $161 million and $34 million, respectively, at December 31, 1998.

INTEREST RATE RISK

     The Company's income consists primarily of interest payments on the Mortgage Assets it holds. If there is a decline in interest rates during a period of time when the Company must reinvest payments of interest and principal with respect to its Mortgage Assets, the Company may find it difficult to purchase additional Mortgage Assets that generate sufficient income to support payment of dividends on the Preferred Shares. Because the rate at which dividends, if, when and as authorized and declared, are payable on the Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Preferred Shares.

COMPETITION

     The Company does not engage in the business of originating mortgage loans. While the Company will acquire additional Mortgage Assets, it anticipates that such Mortgage Assets will be acquired from the Bank and affiliates of the Bank. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Assets.

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

     As presented in the accompanying Statement of Cash Flows, the primary sources of funds during the period from inception (January 2, 1998) through December 31, 1998, were $250 million from the issuance of Preferred Shares and $241 million additional capital contributed by the Bank, net of acquisition costs. Additional significant sources of funds were $148 million provided by principal payments on the Notes. The primary uses of funds were $208 million in purchases of Notes, net of repayments, $259 million in purchases of securities available-for-sale, net of maturities and $16 million in preferred stock dividends paid.

YEAR 2000

     A critical issue has emerged in the REIT industry and for the economy overall regarding how existing application software programs, operating systems and other systems can accommodate the date value for the year 2000. The year 2000 issue is pervasive, as almost all date-sensitive systems will be affected to some degree by the rollover of the two-digit year from 99 to 00. Potential risks of not addressing this issue include business interruption, financial loss, reputation loss and/or legal liability.

     The Company utilizes and is dependent upon the Bank's data processing systems and software to conduct its business. Management of the Company and the Bank recognizes the need to ensure that the Company's operations will not be adversely impacted by year 2000 issues and is managing the related operational risk accordingly. The Bank and its ultimate parent company, Bank of Montreal, have undertaken an enterprise-wide initiative to address the year 2000 issue and have developed a comprehensive plan to prepare, as appropriate, the Bank's computer and other systems to recognize the date change on January 1, 2000. An assessment of the readiness of third parties that the Bank interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing to mitigate the potential risks that year 2000 poses to the Bank. In addition, the Bank is assessing the readiness of companies that have borrowed from it to ensure that incremental year 2000-related credit risks are addressed as part of the Bank's existing credit risk management framework. The Bank's objective is to try to ensure that all aspects of the year 2000 issue affecting the Bank, including those related to the efforts of third parties, will be fully resolved in time. However, it is not possible to be sure that all aspects of the year 2000 issue that may affect the Bank, including those related to the effects of customers, suppliers, or other third parties with whom the Bank conducts business, will not have a material impact on the Bank's operations or financial condition. The Bank has consistently maintained contingency plans for mission critical systems and business processes to protect the Bank's assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by the existing plans. The Bank is examining these risks and developing additional plans to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. The use of the existing contingency planning infrastructure will assist in providing optimum coverage and re-usability of existing arrangements and responsibility assignments. The Bank expects all year 2000-specific contingency plans to be completed by April 30, 1999 and related testing to continue throughout the year.

     Emfisys, the Bank's operations group, acting in support of all areas of the Bank, has overall responsibility for converting systems to accommodate the calendar change. Each of the Bank's business units is responsible for remediation of the assets used to conduct its operations and provide services or products to its clients, while attempting to ensure that both the technical and the business risks imposed by the year 2000 issue are addressed. A governance structure has been established to deal with this issue, which includes a Year 2000 Project Office and regular monitoring of progress by the Bank's Risk Management Committee, Year 2000 Steering Committees and the Board of Directors.

     The process for year 2000 compliance is following four major steps: inventory, impact assessment and plan, implementation and integration testing. The implementation step includes verification, conversion and replacement or retirement of the asset. If an asset is not retired, it is tested and verified, and only once it is verified does it progress to the integration testing step. Integration testing is to confirm that the business functions work accurately and without disruption under year 2000-specific dates, with all applications functioning correctly with interfaces and infrastructure. As of December 31, 1998, the Bank had substantially completed the implementation of critical systems. The implementation of non-critical business assets and the integration testing of critical systems is planned to be completed by June 30, 1999. The costs incurred in addressing the year 2000 problem are borne by the Bank.

ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. The Company adopted SFAS No. 131, as required, without material impact to the Company's financial statements.

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". As the company does not engage in mortgage banking activities nor has securitized mortgage loans that are held for sale, reporting under SFAS No. 134 is not applicable.

OTHER MATTERS

     As of December 31, 1998, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code.

     The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 1998, the Company has $208 million invested in notes receivable, $261 million invested in mortgage-backed securities and $17 million of securities purchased from the Bank under agreement to resell. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

     The Company's investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company's mortgage-backed securities.

     The Company currently has no outstanding borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Financial Statements on page 16 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors consists of six members. The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to the Advisory Agreement described above. Each officer of the Company currently is also an officer and/or director of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank's affiliates. None of the officers, directors or employees of the Company will have a direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets.

     Pursuant to terms of the Preferred Shares, the Company's Independent Directors will consider the interests of the holders of both the Preferred Shares and the Common Stock in determining whether any proposed action requiring their approval is in the best interests of the Company.

     The persons who are directors and executive officers of the Company are as follows:

                    NAME                        AGE       POSITION AND OFFICES HELD
                    ----                        ---       -------------------------
Michael D. Williams.........................    43       Chairman of the Board
Paul R. Skubic..............................    50       President, Director
Pierre O. Greffe............................    46       Chief Financial Officer
Thomas R. Sizer.............................    60       Secretary, Director
Frank M. Novosel............................    52       Treasurer, Director
John F. Faulhaber...........................    52       Vice President of Operations
Margaret M. Sulkin..........................    40       Assistant Treasurer
Delbert J. Wacker...........................    67       Director
David J. Blockowicz.........................    56       Director

     The following is a summary of the experience of the executive officers and directors of the Company:

     Mr. Williams has been Senior Vice President, Community Bank Management, of the Bank since June 1996. Prior to that he was Senior Vice President, Retail Banking, of Household Bank, f.s.b., a company he joined in April of 1978. Household Bank's 54 Illinois branches were acquired by the Bank in June 1996.

     Mr. Skubic has been Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc., since 1990. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a certified public accountant.

     Mr. Greffe has been Senior Vice President and Chief Financial Officer of Harris Bankcorp, Inc. since June 1994. Prior to that he was Vice President of Finance, Corporate and Institutional Financial Services, of Bank of Montreal in Toronto. Mr. Greffe has been with the Bank of Montreal group of companies since November 1974. Mr. Greffe is a member of the Certified Management Accountant Institute of Canada.

     Mr. Sizer has been Vice President and Secretary of the Bank since 1983. Prior to that time he was a Vice President of the Bank. He holds a Juris Doctor degree from Fordham University, New York.

     Mr. Novosel has been a Vice President in the Treasury Group of the Bank since 1995. Previously, he served as Treasurer of Harris Bankcorp, Inc., managing financial planning. Mr. Novosel is a Chartered Financial Analyst and a member of the Investment Analysts' Society of Chicago.

     Mr. Faulhaber has been Vice President and Division Administrator, Residential Mortgages, at the Bank since 1994. Prior to this position, he was Manager, Secondary Mortgage Market, since 1991. He currently serves on the Bank's Asset/Liability Committee.

     Ms. Sulkin has been a Vice President in the Taxation Department of the Bank since 1992. Ms. Sulkin has been employed by the Bank since 1984. Prior to joining the Bank, she was employed by KPMG Peat Marwick LLP. She is a certified public accountant.

     Mr. Wacker retired as a partner from Arthur Andersen & Co. in 1987 after 34 years. From July 1988 to November 1990, he was Vice President -- Treasurer, Parkside Medical Services -- a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General.

     Mr. Blockowicz is a certified public accountant and is a partner with Blockowicz & Del Guidicie LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990.

INDEPENDENT DIRECTORS

     The terms of the Preferred Shares require that, as long as any Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Company's Independent Directors. Delbert J. Wacker and David J. Blockowicz are the Company's Independent Directors. As long as there are only two Independent Directors, any action that requires the approval of a majority of Independent Directors must be approved by both Independent Directors.

     If at any time the Company fails to declare and pay a quarterly dividend payment on the Preferred Shares, the number of directors then constituting the Board of Directors of the Company will be increased by two at the Company's next annual meeting and the holders of Preferred Shares, voting together with the holders of any other outstanding series of Preferred Stock as a single class, will be entitled to elect two additional directors to serve on the Company's Board of Directors. Any member of the Board of Directors elected by holders of the Company's Preferred Stock will be deemed to be an Independent Director for purposes of the actions requiring the approval of a majority of the Independent Directors.

AUDIT COMMITTEE

     The Board of Directors of the Company has established an audit committee which will review the engagement of independent accountants and review their independence. The audit committee will also review the adequacy of the Company's internal accounting controls. The audit committee is comprised of Delbert J. Wacker and David J. Blockowicz.

COMPENSATION OF DIRECTORS AND OFFICERS

     The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive annual compensation of $10,000 plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

     The Company will not pay any compensation to its officers or employees or to directors who are not Independent Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS

     The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company.

     As described on page 3 of this report, a substantial portion of the assets of the Company consists of notes issued by the Bank. The notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 1998, the Company purchased $356 million of notes and received repayments of $148 million. The Bank paid interest on the notes in the amount of $16.3 million to the Company in 1998.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 1998, the Company held $17 million of such assets and had earned $943 thousand of interest from the Bank on these transactions in 1998. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

     During 1998, the Company acquired $135 million of GNMA securities from the Bank at fair value.

     The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 1998, the Bank received payments of $756 thousand and $43 thousand, respectively, under the terms of these agreements.

(B) CERTAIN BUSINESS RELATIONSHIPS

     Michael D. Williams, Chairman of the Board of the Company, and all of its executive officers, Paul R. Skubic, Pierre O. Greffe, Thomas R. Sizer, Frank M. Novosel, John F. Faulhaber and Margaret M. Sulkin, are also officers of the Bank.

(C) INDEBTEDNESS OF MANAGEMENT

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed with Report;

          (1) Financial Statements (See page 16 for a listing of all financial statements included in Item 8)

          (2) Financial Statement Schedules

All schedules normally required by Form 10-K are omitted since they are either not applicable or because the required information is shown in the financial statements or notes thereto.

          (3) Exhibits:

                 *3(a)(i)      Articles of Incorporation of the Company
                 *3(a)(ii)     Form of Articles of Amendment and Restatement of the Company
                               establishing the Series A Preferred Shares
                 *3(b)         Bylaws of the Company
                 *4            Specimen of certificate representing Series A Preferred
                               Shares
                *10(a)         Form of Servicing Agreement between the Company and the Bank
                *10(b)         Form of Advisory Agreement between the Company and the Bank
                *10(c)         Form of Bank Loan Agreement between the Company and the Bank
                *10(d)         Form of Mortgage Loan Assignment Agreement between the
                               Company and the Bank
                 24            Power of attorney
                 27            Financial Data Schedule

-------------------------
* Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

     (b) No reports on Form 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 1999.

                                          /s/ MICHAEL D. WILLIAMS

                                          --------------------------------------
                                          Michael D. Williams
                                          Chairman of the Board

                                          /s/ PIERRE O. GREFFE

                                          --------------------------------------
                                          Pierre O. Greffe
                                          Chief Financial Officer

                                          /s/ PAUL R. SKUBIC

                                          --------------------------------------
                                          Paul R. Skubic
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Michael D. Williams, Chairman of the Board of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 19th day of March 1999.

David J. Blockowicz                          Paul R. Skubic
Frank M. Novosel                             Delbert J. Wacker
Thomas R. Sizer



Michael D. Williams
Attorney-In-Fact

Supplemental Information

     No proxy statement will be sent to security holders in 1999.

                         INDEX TO FINANCIAL STATEMENTS

     The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

HARRIS PREFERRED CAPITAL CORPORATION

Financial Statements

Independent Auditors Report
Balance Sheet
Statement of Operations
Statement of Changes in Stockholders' Equity
Statement of Cash Flows
Notes to Financial Statements

HARRIS TRUST AND SAVINGS BANK

Financial Review

Financial Statements

Joint Independent Auditors
Independent Auditors Report
Consolidated Statements of Condition
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholder's Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes hereof.

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors
of Harris Preferred Capital Corporation

     In our opinion, the accompanying balance sheet and the related statements of operations and of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation (the " Company") at December 31, 1998, and the results of its operations and its cash flows for the period January 2, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
January 25, 1999

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEET
                               DECEMBER 31, 1998

                                                                  (IN THOUSANDS
                                                                EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........         $    621
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................           17,004
Notes receivable from Harris Trust and Savings Bank.........          207,935
Securities available-for-sale:
  Mortgage-backed...........................................          261,494
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................           13,690
Other assets................................................            2,646
                                                                     --------
     TOTAL ASSETS...........................................         $503,390
                                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses due to Harris Trust and Savings Bank.......         $     62
Dividends on common stock payable to parent.................            9,700
                                                                     --------
     TOTAL LIABILITIES......................................            9,762
                                                                     --------
Commitments and contingencies
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................          250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................                1
Additional paid-in capital..................................          240,733
Earnings in excess of distributions.........................              392
Accumulated other comprehensive income -- unrealized gains
  on available-for-sale securities..........................            2,502
                                                                     --------
     TOTAL STOCKHOLDERS' EQUITY.............................          493,628
                                                                     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............         $503,390
                                                                     ========

    The accompanying notes are an integral part of the financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENT OF OPERATIONS
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                 (IN THOUSANDS,
                                                             EXCEPT PER SHARE DATA)
INTEREST INCOME:

Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................       $      943
Notes receivable from Harris Trust and Savings Bank.........           16,321
Securities available-for-sale:
  Mortgage-backed...........................................            9,771
  U.S. Treasury.............................................              432
                                                                   ----------
  Total interest income.....................................           27,467
                                                                   ----------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................              756
  Advisory fees paid to Harris Trust and Savings Bank.......               43
  General and administrative................................              187
                                                                   ----------
  Total operating expenses..................................              986
                                                                   ----------
Net income..................................................           26,481
Preferred dividends.........................................           16,389
                                                                   ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................       $   10,092
                                                                   ==========
Basic and diluted earnings per common share.................       $10,092.00
                                                                   ==========
Net income..................................................       $   26,481
Other comprehensive income -- unrealized gains on
  available-for-sale securities.............................            2,502
                                                                   ----------
Comprehensive income........................................       $   28,983
                                                                   ==========

    The accompanying notes are an integral part of the financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                                              ACCUMULATED
                                                              ADDITIONAL     EARNINGS IN         OTHER
                                       PREFERRED    COMMON     PAID-IN        EXCESS OF      COMPREHENSIVE
                                         STOCK      STOCK      CAPITAL      DISTRIBUTIONS       INCOME         TOTAL
                                       ---------    ------    ----------    -------------    -------------     -----
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at inception...............    $     --      $--       $     --       $     --          $   --        $     --
  Issuance of common stock.........                    1                                                             1
  Initial public offering of 7 3/8%
    Noncumulative Exchangable
    Preferred Stock, Series A, par
    value $1, on February 11,
    1998...........................     250,000       --             --             --              --         250,000
  Contribution to capital
    surplus........................          --       --        240,733             --              --         240,733
  Net income.......................          --       --             --         26,481              --          26,481
  Other comprehensive income.......          --       --             --             --           2,502           2,502
  Dividends declared on common
    stock ($9,700.00 per share)....                                             (9,700)                         (9,700)
  Dividends paid on preferred stock
    ($1.6389 per share)............          --       --             --        (16,389)             --         (16,389)
                                       --------      ---       --------       --------          ------        --------
Balance at December 31, 1998.......    $250,000      $ 1       $240,733       $    392          $2,502        $493,628
                                       ========      ===       ========       ========          ======        ========

    The accompanying notes are an integral part of the financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................      $  26,481
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Net increase in other assets..............................         (2,646)
  Net increase in accrued expenses due to Harris Trust and
     Savings Bank...........................................             62
                                                                  ---------
     Net cash provided by operating activities..............         23,897
                                                                  ---------
INVESTING ACTIVITIES:
Net increase in securities purchased from Harris Trust and
  Savings Bank under agreement to resell....................        (17,004)
Purchases of notes receivable from Harris Trust and Savings
  Bank......................................................       (356,000)
Repayments of notes receivable from Harris Trust and Savings
  Bank......................................................        148,065
Net increase in securing mortgage collections due from
  Harris Trust and Savings Bank.............................        (13,690)
Purchases of securities available-for-sale..................       (309,790)
Proceeds from maturities of securities available-for-sale...         50,798
                                                                  ---------
     Net cash used by investing activities..................       (497,621)
                                                                  ---------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock...................        250,000
Proceeds from issuance of common stock......................              1
Contribution to additional paid-in capital, net of
  acquisition costs.........................................        240,733
Cash dividends paid on preferred stock......................        (16,389)
                                                                  ---------
     Net cash provided by financing activities..............        474,345
                                                                  ---------
Net increase in cash on deposit with Harris Trust and
  Savings Bank..............................................            621
Cash on deposit with Harris Trust and Savings Bank at
  January 2, 1998...........................................             --
                                                                  ---------
Cash on deposit with Harris Trust and Savings Bank at
  December 31, 1998.........................................      $     621
                                                                  =========

    The accompanying notes are an integral part of the financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying Real Estate Investment Trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company expects to be subject to tax as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it distributes 95% of its taxable earnings to its preferred and common stockholders and maintains its qualification as a REIT. All of the one thousand shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned, newly-formed subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, are outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

     On February 11, 1998, the Company completed an initial public offering (the "Offering") of 10,000,000 shares of the Company's Preferred Shares, receiving proceeds of $242,125,000, net of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange. Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $250 million to the Company.

     The Company used the proceeds raised from the initial public offering of the Preferred Shares and the additional capital contributed by the Bank to purchase $356 million of notes (the "Notes") from the Bank and $135 million of mortgage-backed securities at their estimated fair value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     Cash and cash equivalents include cash on deposit with the Bank and securities purchased from the Bank under agreement to resell.

Allowance for Possible Loan Losses

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 1998, no allowance for possible loan losses was recorded under this policy.

Income Taxes

     The Company expects to elect to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax because it distributes 95% of its adjusted REIT taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. Accordingly, no provision for income taxes is included in the accompanying financial statements.

Securities

     The Company classifies all securities as held-to-maturity or as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity. There were no held-to-maturity securities at December 31, 1998.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Balance Sheet. Securities purchased under agreement to resell totaled $17 million at December 31, 1998. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 31, 1997. The Company adopted SFAS No. 131, as required, without material impact of the Company's financial statements (see Note 7 to these financial statements).

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". Because the Company has no employees, reporting under SFAS No. 132 is not applicable.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt this Statement in 2000 and does not expect its adoption to have a material effect on its financial position or results of operations.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". As the company does not engage in mortgage banking activities nor has securitized mortgage loans that are held for sale, reporting under SFAS No. 134 is not applicable.

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

3. NOTES RECEIVABLE FROM THE BANK

     On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the collateralizing mortgage loans.

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

     The balance of securing mortgage loans at December 31, 1998 was $260 million. The weighted average interest rate on those loans was 7.408% at December 31, 1998.

     None of the mortgage loans collateralizing the Notes were on nonaccrual status at December 31, 1998.

     A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on those states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $161 million and $34 million, respectively, as of December 31, 1998.

4. SECURITIES

                                                                        DECEMBER 31, 1998
                                                        -------------------------------------------------
                                                        AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                          COST         GAINS         LOSSES       VALUE
                                                        ---------    ----------    ----------     -----
                                                                         (IN THOUSANDS)
AVAILABLE-FOR-SALE SECURITIES
Mortgage-backed.....................................    $258,992       $2,502         $--        $261,494
                                                        --------       ------         ---        --------
Total Securities....................................    $258,992       $2,502         $--        $261,494
                                                        ========       ======         ===        ========

     Mortgage-backed securities represent Government National Mortgage Association 6 1/2% Platinum Certificates. The contractual maturities are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  DECEMBER 31, 1998
                                                                ---------------------
                                                                AMORTIZED      FAIR
                                                                  COST        VALUE
                                                                ---------     -----
                                                                   (IN THOUSANDS)
Maturities:
  Over 10 years.............................................    $258,992     $261,494
                                                                --------     --------
Total Securities............................................    $258,992     $261,494
                                                                ========     ========

5. COMMON AND PREFERRED STOCK

     On February 11, 1998, the Company issued 10,000,000 Preferred Shares, Series A, at a price of $25 per share pursuant to its Registration Statement on Form S-11. Proceeds from this issuance, net of underwriting fees, totaled $242,125,000. The liquidation value of each Preferred Share is $25 plus any authorized, declared and unpaid dividends. Except upon the occurrence of certain events, the Preferred Shares are not redeemable by the Company prior to March 30, 2003. On or after such date, the Preferred Shares will be redeemable at the option of the Company, in whole or in part, at the liquidation preference thereof, plus the quarterly accrued and unpaid dividends, if any, to the date of redemption. Except under certain limited circumstances, as defined, the holders of the Preferred Shares have no voting rights. The Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

     Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends paid to the holders of the Preferred Shares during the quarter ended December 31, 1998 and the period from inception (January 2, 1998) through December 31, 1998 were $4,609,400 and $16,389,001, respectively. The allocations of the distributions declared and paid for income tax purposes were 100% of ordinary income and 0% of capital gain.

     On December 30, 1998, the Bank contributed the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. A Common Stock dividend of $9,700.00 per common share was declared on December 10, 1998, to stockholders of record on December 30, 1998, paid on January 28, 1999.

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

     The securing mortgage loans are serviced by the Bank pursuant to the terms of a servicing agreement (the "Servicing Agreement"). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures.

7. OPERATING SEGMENT

     The Company's operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank. See Note 3 for further information.

8. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 1998, there is no pending litigation against the Company.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial data for the
Company:

                                                          PERIOD FROM INCEPTION (JANUARY 2, 1998)
                                                                 THROUGH DECEMBER 31, 1998
                                                      ------------------------------------------------
                                                        FIRST       SECOND        THIRD       FOURTH
                                                       QUARTER      QUARTER      QUARTER      QUARTER
                                                       -------      -------      -------      -------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
Total interest income.............................    $   4,365    $   7,680    $   7,715    $   7,707
Total operating expenses..........................          172          294          343          177
                                                      ---------    ---------    ---------    ---------
Net income........................................        4,193        7,386        7,372        7,530
Preferred dividends...............................        2,561        4,609        4,609        4,610
                                                      ---------    ---------    ---------    ---------
Net income available to common stockholder........    $   1,632    $   2,777    $   2,763    $   2,920
                                                      =========    =========    =========    =========
Basic and diluted income per common share.........    $1,632.00    $2,777.00    $2,763.00    $2,920.00
                                                      =========    =========    =========    =========

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information and audited financial statements for Harris Trust and Savings Bank are included because the Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                         HARRIS TRUST AND SAVINGS BANK

CERTAIN INFORMATION REGARDING HARRIS TRUST AND SAVINGS BANK

     Harris Trust and Savings Bank ("the Bank") is an Illinois Banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc., a multibank holding company incorporated under the laws of the State of Delaware and headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Harris Bankcorp, Inc. also owns 13 other banks, 12 in the counties surrounding Chicago and one in Arizona. Another Chicago metropolitan area multibank holding company, Harris Bankmont, Inc. was purchased in 1994 by Bankmont Financial Corp. ("Bankmont"), which is also the parent company of Harris Bankcorp, Inc. Harris Bankmont, Inc. owns 13 banks and, together with Harris Bankcorp, is collectively referred to as "Harris Bank." Bankmont is a wholly-owned subsidiary of Bank of Montreal. At December 31, 1998, Harris Bank's assets amounted to $25.1 billion, with the Bank representing approximately 72 percent of that total.

     The Bank, an Illinois state-chartered bank, has its principal office, 53 domestic branch offices and 94 automated teller machines ("ATMs") located in the Chicago area. The Bank also has representative offices in Los Angeles, New York, Houston, Dallas, San Francisco and Tokyo; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), engaged in international banking and finance in New York. At December 31, 1998, the Bank had total assets of $18.0 billion, total deposits of $11.2 billion, total loans of $9.3 billion and equity capital of $1.3 billion.

     The bank provides a broad range of banking and financial services to individuals and corporations domestically and abroad, including corporate banking, personal financial services, corporate and personal trust services, charge cards and investment services. The Bank also offers (i) demand and time deposit accounts; (ii) various types of loans (including term, real estate, revolving credit facilities and lines of credit); (iii) sales and purchases of foreign currencies; (iv) interest rate management products (including swaps, forward rate agreements and interest rate guarantees); (v) cash management services; (vi) underwriting of municipal bonds; (vii) financial consulting; and
(viii) a wide variety of trust and trust-related services.

     Competitors of the Bank include commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. Based on legislation passed in 1986 that allows Illinois banks to be acquired by banks or holding companies in states with a reciprocal law in effect together with Federal Interstate Banking Efficiency Act of 1994, that allows for both interstate banking and interstate branching in certain circumstances, the Bank believes that the level of competition will increase in the future.

     The Bank is subject to regulation by the Board of Governors and the Federal Deposit Insurance Corporation. As a state-chartered bank, it is also regulated by the Illinois Office of Banks and Real Estate. These regulatory bodies examine the Bank and supervise numerous aspects of its business. The Federal Reserve System regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on bank borrowings, setting reserve requirements against financial institution deposits and prescribing minimum capital requirements for member banks. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for time, savings and other deposits. Board of Governors monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue.

     Although primarily focusing on U.S. domestic customers, identifiable foreign assets accounted for 1 percent of the Bank's total consolidated assets at December 31, 1998, foreign net income was approximately 20 percent of the Bank's consolidated net income. Foreign net income is generated from three primary sources: (i) lending to foreign banks and other financial institutions;
(ii) time deposits held in foreign banks; and (iii) foreign exchange trading profits of approximately $7.0 million.

     Credit Card Portfolio Sale. On January 29, 1998, the Bank sold its credit card portfolio to a company owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. The assets sold had a carrying value of $693.0 million, representing less than 5 percent of the Bank's total consolidated assets. Upon completion of the transfer, the Bank received cash and an equity interest in the newly formed company, which it immediately sold for cash to Bankmont.

     Household Branch Acquisition. On June 28, 1996 the Bank completed the acquisition of 54 Chicago-area branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International, Inc. In addition to acquiring real and personal property, the Bank has assumed certain deposit liabilities and purchased other assets, primarily consumer loans. In anticipation of this transaction, on June 27, 1996 the Bank increased its capital base by $340 million, in part through a direct cash infusion of $325 million of common equity by Harris Bankcorp, Inc. and the issuance of $15 million of long term subordinated debt.

     At the closing, the Bank assumed deposits totaling $2.9 billion. In addition, the Bank acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. After paying a purchase price of $277 million, the Bank received approximately $2.24 billion in cash from Household as consideration for the deposit liabilities assumed, net of assets purchased. The purchase price of $277 million was recorded as an intangible asset, along with certain fair value adjustments and deferred acquisition costs, resulting in goodwill and other intangibles recognized of $284 million.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

1998 COMPARED TO 1997

SUMMARY

     Harris Trust and Savings Bank's 1998 net income was $129.6 million, up $25.3 million, or 24% from 1997. Return on average common equity ("ROE") for 1998 was 10.02 percent and return on average assets ("ROA") was 0.78 percent. For 1997, ROE was 8.47 percent and ROA was 0.69 percent.

     Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") was $142.5 million in 1998, a 19 percent increase compared to 1997. With the Bank's June 1996 acquisition of Household Bank's Chicagoland network, earnings on a cash basis is the most relevant measure of performance. Cash flow return on average common stockholder's equity ("Cash flow ROE") is calculated as net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less gross average intangible assets. For the year ended December 31, 1998, cash flow ROE was 13.87 percent compared to cash flow ROE of
12.67 percent in 1997. Cash flow return on average assets ("Cash flow ROA") is calculated as net income plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average assets less average intangible assets. Cash flow ROA was 0.87 percent in 1998 compared to 0.81 percent a year ago.

     For 1998, net interest income on a fully taxable equivalent basis of $372.0 million was down 15 percent from 1997. Net interest margin fell from 3.40 percent to 2.66 percent in 1998, reflecting the impact of the credit card sale portfolio sale in January 1998 (see Note 19 to Financial Statements). Average earning assets rose $1.17 billion or 9 percent to $14.01 billion. Average loans increased 7 percent or $573 million. Excluding the credit card portfolio, average loans rose $1.37 billion or 18 percent. Commercial and residential real estate lending were strong contributors to this growth.

     Noninterest income increased 21 percent to $375.9 million for 1998. The primary contributors to this revenue growth were trust and investment management fees, service charges on deposits, gains on debt portfolio securities, syndication fees, gains on mortgage loan sales and income from bank-owned insurance investments.

     Total noninterest expenses were $530.6 million up $8.1 million or 2 percent from 1997. Employment-related expenses totaled $313.6 million up $14.9 million or 5 percent. Net occupancy expenses totaled $40.1 million, down $4.7 million or 10 percent. Equipment expenses totaled $45.4 million, up $5.0 million or 12 percent from 1997. Contract programming and expert service expenses were up $9.6 million and $2.4 million respectively, primarily due to Year 2000 compliance activities. Other expenses including marketing, communication and delivery expense totaled $54.6 million down $15.9 million due primarily from the reduction of cost from the sale of the credit card portfolio. Amortization of goodwill and other valuation intangibles decreased $3.1 million or 13 percent from 1997, due to the credit card sale in January 1998. Excluding the cost associated with the credit card portfolio, expenses increased 7 percent.

     Income taxes were $45.3 million down $2.0 million from 1997. The 1998 and 1997 effective tax rates are 25.9 percent and 31.2 percent respectively. The reduction in rate is primarily from the increase revenue in bank owned life insurance investments from 1997 (see Note 14 to Financial Statements).

     The 1998 provision for loan losses of $25.4 million was down $33.0 million from $58.4 million in 1997. Net loan charge-offs during the current year were $16.8 million compared to $67.1 million in 1997, primarily reflecting lower writeoffs in the charge card portfolio.

     Nonperforming assets at December 31, 1998 totaled $16 million, or 0.2 percent of total loans compared to $8 million or 0.1 percent a year ago. At December 31, 1998, the allowance for possible loan losses was $108 million or
1.2 percent of total loans outstanding compared to $100 million or 1.2 percent of loans at the end of 1997. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined from a multiple of 12.6 at December 31, 1997 to
6.9 at December 31, 1998.

     At December 31, 1998, the Bank's equity capital amounted to $1.33 billion, up from $1.28 billion at December 31, 1997. The Bank's regulatory capital leverage ratio was 7.50 percent compared to 6.54 percent one year earlier. In February 1998, Harris Preferred Capital Corporation, a subsidiary of the Bank, issued $250 million of noncumulative preferred stock in a public offering (see
Note 15 to Financial Statements). The preferred stock qualifies as Tier 1 capital for U.S. banking regulatory purposes.

     Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1998, the Bank's Tier 1 and Total risk-based capital ratios were 8.57 percent and 10.77 percent, respectively, compared to respective ratios of 7.29 percent and 10.36 percent at December 31, 1997. The 1998 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

1997 COMPARED TO 1996

     The Bank's 1997 net income was $104.3 million, up $1.2 million, or 1% from 1996. Earnings comparability between years was affected by the June 1996 purchase of Household's Chicagoland retail banking business (see Note 19 to Financial Statements). As part of the Household transaction in 1996, the Bank was assessed a one-time $10 million after-tax charge resulting from third quarter 1996 legislation to recapitalize the Savings Association Insurance Fund ("SAIF"). In addition to the impact of the Household transaction, during the first quarter of 1996 the Bank realized a $2.4 million after-tax gain from the sale of its securities custody and related trustee services business for large institutions. Excluding the effect of the Household transaction, (which included the $10 million after-tax SAIF charge) and the gain from the sale of the custody business for large institutions, 1997 core earnings decreased 3% from 1996.

     ROE for 1997 was 8.47 percent and return on average assets ("ROA") was 0.69 percent. For 1996, ROE was 10.20 percent and ROA was 0.77 percent. Cash flow ROE and cash flow ROA were 12.67 percent and 0.81 percent, respectively, in 1997 compared to cash flow ROE of 13.26 percent and cash flow ROA of 0.85 percent in 1996.

     For 1997, net interest income on a fully taxable equivalent basis of $437.0 million was up 8 percent from 1996. Net interest margin fell from 3.53 percent to 3.40 percent in 1997, while average earning assets rose $1.4 billion or 12 percent to $12.8 billion. Average loans increased 7 percent or $563 million. Excluding the contribution of the Household transaction, net interest income would have increased $6.9 million or 2 percent from 1996 to 1997.

     The Bank's net interest margin declined to 3.40 percent from 3.53 percent in the prior year. This decrease reflects the relative decrease in noninterest-bearing funds and spread compression within certain categories of assets and related funding. This was somewhat offset by the lower interest cost of the assumed deposits from Household compared to interest costs on wholesale funds displaced.

     Noninterest income increased 17 percent to $311.8 million for 1997. The primary contributors to this revenue growth were trust and investment management fees, service charges on deposits, syndication fees, gains on mortgage loan sales and income from bank-owned insurance investments.

     Total noninterest expenses were $522.5 million in 1997 up $76.0 million or 17 percent primarily due to the acquisition of Household. Excluding the effect of charges related to the acquisition and ongoing operations of the Household retail banking business acquired at the end of second quarter 1996 (including a one-time special SAIF assessment), expenses increased by 13 percent compared to 1996.

     Income taxes remained virtually unchanged from 1996. The effective tax rates were 31.2 percent in 1997 compared to 31.9 percent in 1996.

     The 1997 provision for loan losses of $58.4 million was up $1.0 million from $57.4 million in 1996. Net loan charge-offs during 1997 were $67.1 million compared to $47.9 million in 1996, primarily reflecting higher writeoffs in the charge card portfolio.

     Nonperforming assets at December 31, 1997 totaled $8 million, or 0.1 percent of total loans compared to $19 million or 0.2 percent in 1996. At December 31, 1997, the allowance for possible loan losses was $100 million or
1.2 percent of total loans outstanding compared to $108 million or 1.3 percent of loans at the end of 1996. As a result, the ratio of the allowance for possible loan losses to nonperforming assets rose from a multiple of 5.9 at December 31, 1996 to 12.6 at December 31, 1997.

     At December 31, 1997, the Bank's equity capital amounted to $1.28 billion, up from $1.19 billion at December 31, 1996. The Bank's regulatory capital leverage ratio was 6.54 percent in 1997 compared to 6.65 percent in 1996. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1997, the Bank's Tier 1 and Total risk-based capital ratios were 7.29 percent and 10.36 percent, respectively, compared to respective ratios of 7.44 percent and 10.74 percent at December 31, 1996. The 1997 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Trust and Savings Bank engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the years in the three year period ended December 31, 1998.

     The Bank's ultimate parent company, Bank of Montreal ("BMO"), has elected to appoint two firms of independent public accountants to be auditors of BMO and all significant subsidiaries. The Bank's independent public accountants reflect the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Trust and Savings Bank:

     We have audited the accompanying consolidated statements of condition of Harris Trust and Savings Bank and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of Harris Trust and Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Trust and Savings Bank and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

KPMG LLP                                              PricewaterhouseCoopers LLP
Chicago, Illinois
January 29, 1999

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                        DECEMBER 31
                                                              --------------------------------
                                                                  1998               1997
                                                              -------------      -------------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................   $ 1,434,619        $ 1,251,609
Money market assets:
  Interest-bearing deposits at banks........................        98,929            598,062
  Federal funds sold and securities purchased under
     agreement to resell....................................       151,575             71,725
Securities available-for-sale...............................     5,295,498          3,879,399
Trading account assets......................................       120,668             53,209
Loans.......................................................     9,306,607          8,088,060
Allowance for possible loan losses..........................      (108,280)           (99,678)
                                                               -----------        -----------
  Net loans.................................................     9,198,327          7,988,382
Premises and equipment......................................       284,962            231,594
Customers' liability on acceptances.........................        30,829             46,480
Assets held for sale........................................            --            725,760
Bank-owned insurance investments............................       725,302            267,463
Goodwill and other valuation intangibles....................       257,627            279,897
Other assets................................................       399,126            406,347
                                                               -----------        -----------
       TOTAL ASSETS.........................................   $17,997,462        $15,799,927
                                                               ===========        ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........   $ 3,382,309        $ 3,665,951
                              -- interest-bearing...........     6,859,778          5,233,744
Deposits in foreign offices -- noninterest-bearing..........        69,215             18,431
                           -- interest-bearing..............       866,394          1,741,459
                                                               -----------        -----------
       Total deposits.......................................    11,177,696         10,659,585
Federal funds purchased and securities sold under agreement
  to repurchase.............................................     3,642,049          2,693,600
Short-term borrowings.......................................       166,510            501,027
Senior notes................................................       940,000            100,000
Acceptances outstanding.....................................        30,829             46,480
Accrued interest, taxes and other expenses..................       141,431            118,257
Other liabilities...........................................        90,550             76,547
Minority interest -- preferred stock of subsidiary..........       250,000                 --
Long-term notes.............................................       225,000            325,000
                                                               -----------        -----------
       TOTAL LIABILITIES....................................    16,664,065         14,520,496
                                                               -----------        -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares authorized,
  issued and outstanding....................................       100,000            100,000
Surplus.....................................................       608,116            601,027
Retained earnings...........................................       593,973            573,416
Accumulated other comprehensive income......................        31,308              4,988
                                                               -----------        -----------
       TOTAL STOCKHOLDER'S EQUITY...........................     1,333,397          1,279,431
                                                               -----------        -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........   $17,997,462        $15,799,927
                                                               ===========        ===========

     The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                                ------------------------------------
                                                                  1998          1997          1996
                                                                --------      --------      --------
                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $672,648      $699,160      $645,319
Money market assets:
  Deposits at banks.........................................      10,816        31,431        30,480
  Federal funds sold and securities purchased under
    agreement to resell.....................................       8,338        12,977        11,000
Trading account.............................................       3,775         3,752         3,960
Securities available-for-sale:
  U.S. Treasury and federal agency..........................     266,979       219,027       168,665
  State and municipal.......................................       3,286         4,630         5,550
  Other.....................................................       1,386         1,322         1,873
                                                                --------      --------      --------
  Total interest income.....................................     967,228       972,299       866,847
                                                                --------      --------      --------
INTEREST EXPENSE
Deposits....................................................     360,762       344,274       282,730
Short-term borrowings.......................................     170,082       147,207       152,360
Senior notes................................................      47,689        39,883        22,425
Minority interest -- dividends on preferred stock of
  subsidiary................................................      16,389            --            --
Long-term notes.............................................      17,425        20,171        19,744
                                                                --------      --------      --------
  Total interest expense....................................     612,347       551,535       477,259
                                                                --------      --------      --------
NET INTEREST INCOME.........................................     354,881       420,764       389,588
Provision for loan losses...................................      25,358        58,415        57,382
                                                                --------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........     329,523       362,349       332,206
                                                                --------      --------      --------
NONINTEREST INCOME
Trust and investment management fees........................     111,130       102,718        83,195
Money market and bond trading...............................      10,370         7,011         7,725
Foreign exchange............................................       6,772         5,364         9,978
Merchant and charge card fees...............................      26,519        49,800        46,830
Service fees and charges....................................      97,033        84,262        71,440
Portfolio securities gains..................................      26,514        12,799         8,531
Gain on sale of charge card portfolio.......................      12,000            --            --
Bank-owned insurance investments............................      32,339        12,917         8,484
Foreign fees................................................      19,373        18,022        15,953
Syndication fees............................................      15,167         9,222         5,220
Other.......................................................      18,719         9,641         8,144
                                                                --------      --------      --------
  Total noninterest income..................................     375,936       311,756       265,500
                                                                --------      --------      --------
NONINTEREST EXPENSES
Salaries and other compensation.............................     264,503       252,104       211,083
Pension, profit sharing and other employee benefits.........      49,108        46,651        40,384
Net occupancy...............................................      40,139        44,793        36,530
Equipment...................................................      45,434        40,480        34,208
Marketing...................................................      23,279        21,935        24,973
Communication and delivery..................................      20,792        21,688        19,252
Deposit insurance...........................................       2,602         2,537        18,155
Expert services.............................................      31,660        29,219        17,696
Contract programming........................................      23,633        14,047         7,069
Other.......................................................       7,972        24,381        22,166
                                                                --------      --------      --------
                                                                 509,122       497,835       431,516
Goodwill and other valuation intangibles....................      21,494        24,636        14,930
                                                                --------      --------      --------
  Total noninterest expenses................................     530,616       522,471       446,446
                                                                --------      --------      --------
Income before income taxes..................................     174,843       151,634       151,260
Applicable income taxes.....................................      45,286        47,319        48,179
                                                                --------      --------      --------
NET INCOME..................................................    $129,557      $104,315      $103,081
                                                                ========      ========      ========
BASIC EARNINGS PER COMMON SHARE (based on 10,000,000 average shares outstanding)
Net income..................................................    $  12.96      $  10.43      $  10.31

     The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    YEARS ENDED DECEMBER 31
                                                             --------------------------------------
                                                               1998           1997           1996
                                                             --------       --------       --------
                                                                         (IN THOUSANDS)
NET INCOME...............................................    $129,557       $104,315       $103,081
Other comprehensive income:
  Unrealized gains on available-for-sale securities:
     Unrealized holding gains/(losses) arising during
       period, net of tax expense (benefit) of $27,668 in
       1998, $13,838 in 1997 and ($11,668) in 1996.......      42,520         26,919        (26,020)
     Less reclassification adjustment for gains included
       in net income, net of tax expense of $10,314 in
       1998, $4,979 in 1997 and $3,318 in 1996...........     (16,200)        (7,820)        (5,213)
                                                             --------       --------       --------
  Other comprehensive income.............................      26,320         19,099        (31,233)
                                                             --------       --------       --------
Comprehensive income.....................................    $155,877       $123,414       $ 71,848
                                                             ========       ========       ========

     The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                     ACCUMULATED
                                                                                        OTHER
                                                                                    COMPREHENSIVE       TOTAL
                                                    COMMON               RETAINED      INCOME       STOCKHOLDER'S
                                                    STOCK     SURPLUS    EARNINGS     (LOSSES)         EQUITY
                                                   --------   --------   --------   -------------   -------------
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1995.....................  $100,000   $275,000   $445,119      $17,122       $  837,241
  Contribution to capital surplus................        --    325,377         --           --          325,377
  Net income.....................................        --         --    103,081           --          103,081
  Dividends -- ($4.19 per common share)..........        --         --    (41,900)          --          (41,900)
  Other comprehensive income.....................        --         --         --      (31,233)         (31,233)
                                                   --------   --------   --------      -------       ----------
BALANCE AT DECEMBER 31, 1996.....................   100,000    600,377    506,300      (14,111)       1,192,566
  Contribution to capital surplus................        --        650         --           --              650
  Net income.....................................        --         --    104,315           --          104,315
  Dividends -- ($3.72 per common share)..........        --         --    (37,199)          --          (37,199)
  Other comprehensive income.....................        --         --         --       19,099           19,099
                                                   --------   --------   --------      -------       ----------
BALANCE AT DECEMBER 31, 1997.....................   100,000    601,027    573,416        4,988        1,279,431
  Contribution to capital surplus................        --      7,089         --           --            7,089
  Net income.....................................        --         --    129,557           --          129,557
  Dividends -- ($10.90 per common share).........        --         --   (109,000)          --         (109,000)
  Other comprehensive income.....................        --         --         --       26,320           26,320
                                                   --------   --------   --------      -------       ----------
BALANCE AT DECEMBER 31, 1998.....................  $100,000   $608,116   $593,973      $31,308       $1,333,397
                                                   ========   ========   ========      =======       ==========

     The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
OPERATING ACTIVITIES:
Net Income..................................................  $   129,557   $   104,315   $   103,081
Adjustments to reconcile net income to net cash (used)
  provided by operating activities:
  Provision for loan losses.................................       25,358        58,415        57,382
  Depreciation and amortization, including intangibles......       59,496        57,948        44,704
  Deferred tax expense (benefit)............................        5,352         2,705        (3,319)
  Gain on sales of portfolio securities.....................      (26,514)      (12,799)       (8,531)
  Gain on sale of credit card portfolio.....................      (12,000)           --            --
  Trading account net cash (purchases) sales................      (67,459)       57,146       (11,717)
  Decrease (increase) in interest receivable................       20,588       (29,296)      (14,989)
  Increase (decrease) in interest payable...................       18,341        (8,729)         (445)
  Increase in loans held for sale...........................     (167,317)       (2,822)      (87,707)
  Other, net................................................      (58,921)      (26,505)       12,286
                                                              -----------   -----------   -----------
    Net cash (used) provided by operating activities........      (73,519)      200,378        90,745
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
    banks...................................................      499,133        60,125      (200,487)
  Net (increase) decrease in Federal funds sold and
    securities purchased under agreement to resell..........      (79,850)      244,550      (152,331)
  Proceeds from sales of securities available-for-sale......    2,307,598     1,234,860     1,269,870
  Proceeds from maturities of securities
    available-for-sale......................................   10,499,960     9,897,550     4,868,823
  Purchases of securities available-for-sale................  (14,147,509)  (12,208,001)   (6,905,006)
  Net increase in loans and assets held for sale............   (1,035,388)     (730,964)     (306,628)
  Net cash received upon assumption of certain assets and
    liabilities of Household Bank f.s.b.....................           --            --     2,244,009
  Proceeds from sales of premises and equipment.............       22,780        24,521        10,270
  Purchases of premises and equipment.......................     (116,437)      (99,273)      (59,739)
  Net increase in bank-owned insurance investments..........     (457,839)      (36,947)     (102,484)
  Other, net................................................       28,290        (9,173)       54,141
                                                              -----------   -----------   -----------
    Net cash (used) provided by investing activities........   (2,479,262)   (1,622,752)      720,438
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................      518,111       933,380      (195,549)
  Net increase (decrease) in Federal funds purchased and
    securities sold under agreement to repurchase...........      948,449       701,534      (112,071)
  Net (decrease) increase in other short-term borrowings....     (334,517)      156,655      (495,690)
  Proceeds from issuance of senior notes....................    8,347,080     6,710,000     1,239,436
  Repayment of senior notes.................................   (7,507,080)   (6,960,000)   (1,367,436)
  Proceeds from issuance of long-term notes.................           --        15,000        15,000
  Repayment of long-term notes..............................     (100,000)           --            --
  Proceeds from the sale of the credit card portfolio.......      722,748            --            --
  Proceeds from the issuance of preferred stock of
    subsidiary..............................................      250,000            --            --
  Proceeds from contribution to capital surplus.............           --            --       325,377
  Cash dividends paid on common stock.......................     (109,000)      (37,199)      (41,900)
  Other, net................................................           --            --      (433,497)
                                                              -----------   -----------   -----------
    Net cash provided (used) by financing activities........    2,735,791     1,519,370    (1,066,330)
                                                              -----------   -----------   -----------
    Net increase (decrease) in cash and demand balances due
      from banks............................................      183,010        96,996      (255,147)
    Cash and demand balances due from banks at January 1....    1,251,609     1,154,613     1,409,760
                                                              -----------   -----------   -----------
    Cash and demand balances due from banks at December
      31....................................................  $ 1,434,619   $ 1,251,609   $ 1,154,613
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $   594,006   $   560,264   $   467,006
    Income taxes............................................  $    31,991   $    51,219   $    54,288

     The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     Harris Trust and Savings Bank ("the Bank"), is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation which is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal ("BMO"). Throughout these Notes to Financial Statements, the term "Bank" refers to Harris Trust and Savings Bank and subsidiaries.

     The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 19 for additional information on business combinations and Note 20 for additional information on related party transactions.

     The Bank provides banking, trust and other services domestically and internationally through the main banking facility, 10 active nonbank subsidiaries and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York. The Bank and its subsidiaries provide a variety of financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

BASIS OF ACCOUNTING

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles and conform to practices within the banking industry.

FOREIGN CURRENCY AND FOREIGN EXCHANGE CONTRACTS

     Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any of the years presented. Foreign exchange trading positions including spot, forward, futures and options contracts are revalued monthly using prevailing market rates. Exchange adjustments are included with foreign exchange income in the Consolidated Statement of Income.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Bank uses various interest rate and foreign exchange derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts may include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts may include spot, future, forward and option contracts.

     Derivative financial instruments which are used as part of the Bank's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.

     Derivative financial instruments which are used in the management of the Bank's risk strategy may qualify for hedge accounting. A derivative financial instrument may be a hedge of an existing asset, liability, firm commitment or anticipated transaction. Hedge accounting is used when the following criteria are met: the hedged item exposes the Bank to price, currency or interest rate risk; the hedging instrument reduces the exposure to risk and the hedging instrument is designated as a hedge. At the inception of the hedge and throughout the hedge period, a high correlation of changes in both the market value of the hedging instrument and the fair value of the hedged item should be probable. Additional criteria for using hedge accounting for anticipated transactions are: the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur.

     If hedge criteria are met, then unrealized gains and losses on derivative financial instruments other than interest rate swaps are generally recognized in the same period and in the same manner in which gains and losses from the hedged item are recognized. Unrealized gains and losses on a hedging instrument are deferred when the hedged item is accounted for on an historical cost basis. The hedging instrument is marked to market when the hedged item is accounted for on a mark to market basis.

     Deferred gains and losses on interest rate futures contracts used to hedge existing assets and liabilities are included in the basis of the item being hedged. For hedges of anticipated transactions, the Bank recognizes deferred gains or losses on futures transactions as adjustments to the cash position eventually taken. Gains or losses on termination of an interest rate futures contract designated as a hedge are deferred and recognized when the offsetting gain or loss is recognized on the hedged item. When the hedged item is sold, existing unrealized gains or losses on the interest rate futures contract are recognized as part of net income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized in income immediately.

     The Bank engages in interest rate swaps in order to manage its interest rate risk exposure. Contractual payments under interest rate swaps designated as hedges are accrued in the Statement of Income as a component of interest income or expense. There is no recognition of unrealized gains and losses on the balance sheet. Gains or losses on termination of an interest rate swap contract designated as a hedge are deferred and amortized as an adjustment of the yield on the underlying balance sheet position over the remainder of the original contractual life of the terminated swap. When the hedged item is sold, existing unrealized gains or losses on the swap contract are recognized in income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.

     Interest rate options are used to manage the Bank's interest rate risk exposure from rate lock commitments and fixed rate mortgage loans intended to be sold in the secondary market. Changes in the market value of options designated as hedges are deferred from income recognition and effectively recognized as other noninterest income when the loans are sold and the hedge position is closed. Loans intended to be sold in the secondary market are carried at the lower of amortized cost or current market value. When a hedge contract with an embedded gain is terminated early, the deferred gain is recorded as an adjustment to the carrying value of the loans. When a hedge contract with an embedded loss is terminated early, the deferred loss is charged to other noninterest income. When the hedged item is sold before the hedge contract is terminated and the hedge contract has an embedded gain or loss, the deferred gain or loss is recorded as other noninterest income in the same period as part of the gain or loss on the sale of the loans. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Bank is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

SECURITIES

     The Bank classifies securities as either trading account assets or available-for-sale. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. These assets consist primarily of municipal bonds and U.S. government securities. All other securities are classified as available-for-sale, even if the Bank has no current plans to divest. Trading account assets are reported at fair value with unrealized gains and losses included in trading account income, which also includes realized gains and losses from closing such positions. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholder's equity.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

LOANS, LOAN FEES AND COMMITMENT FEES

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 1998 and 1997, the Bank's Consolidated Statement of Condition included approximately $5.2 million and $7.1 million, respectively, of deferred loan-related fees net of deferred origination costs.

     In conjunction with its mortgage and commercial banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are carried at the lower of allocated cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized, and are included as part of the basis of the loan at time of sale. Realized gains and unrealized losses are included with other noninterest income.

     The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. As required by the Statement, the rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flow analyses. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are current market interest rates, loan type and repricing interval.

     Commercial and real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the past due amount is in process of collection. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Bank expects to collect the entire principal balance of the loan. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

     Commercial and real estate loans are charged off when, in management's opinion, the loan is deemed uncollectible. Charge card and consumer installment loans are charged off when 180 days past due. Accrued interest on these loans is charged to interest income. Such loans are not normally placed on nonaccrual status.

     Loan commitments and letters of credit are executory contracts and are not reflected on the Bank's Consolidated Statement of Condition. Fees collected are generally deferred and recognized over the life of the facility.

     Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily charge card, residential real estate and consumer installment loans, are excluded from this definition of impairment. The Bank determines loan impairment when assessing the adequacy of the allowance for possible loan losses.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained at a level considered adequate to provide for estimated loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio under current economic conditions and management's estimate of losses inherent in the portfolio. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. In March 1998, the AICPA (American Institute of Certified Public Accountants) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Bank adopted this statement in January 1998 and it did not have a material effect on the Bank's financial position or results of operations. Interest costs associated with long-term construction projects are capitalized and then amortized over the life of the related asset after the project is completed. For financial reporting purposes, the provision for depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets.

ASSETS HELD FOR SALE

     The Bank's credit card portfolio was sold on January 29, 1998. Credit card loan balances were reclassified as of December 31, 1997 to assets held for sale with the anticipation of this sale. See Note 19 to Financial Statements on page 65 of this Report. These assets are carried at the lower of original cost or current market value, on a portfolio basis.

OTHER ASSETS

     The Bank records specifically identifiable and unidentifiable (goodwill) intangibles in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Original lives range from 3 to 15 years. Goodwill is amortized on the straight-line basis. Identifiable intangibles are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Goodwill and other valuation intangibles are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable. When assessing recoverability, goodwill and other valuation intangibles are included as part of the group of assets which were acquired in the transaction that gave rise to the intangibles.

     Property or other assets received in satisfaction of debt are included in "Other Assets" on the Bank's Consolidated Statement of Condition and are recorded at the lower of remaining cost or fair value. Fair values for other real estate owned generally are reduced by estimated costs to sell. Losses arising from subsequent write-downs to fair value are charged directly to expense.

RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees. For its primary plan, the policy of the Bank is to, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act ("ERISA"), without regard to prior years' contributions in excess of the minimum.

     Postemployment benefits provided to former or inactive employees after employment but before retirement are accrued, if they meet the conditions for accrual of compensated absences. Otherwise, postemployment benefits are recorded when expenses are incurred.

CASH FLOWS

     As of December 31, 1997, credit card loan balances were reported as assets held for sale in anticipation of their sale in January 1998. See Note 19 on page 65 of this Report for further information. This transfer was a noncash transaction and was excluded from the Consolidated Statement of Cash Flows.

INCOME TAXES

     Bankmont, Bankcorp and their wholly-owned subsidiaries including the Bank file a consolidated Federal income tax return. Income tax return liabilities for the Bank are not materially different than they would have been if computed on a separate return basis.

MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for possible loan losses, income taxes, pension cost, postemployment benefits, valuation of intangible assets, fair values and temporary vs. other-than-temporary impairment.

2. PORTFOLIO SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                            DECEMBER 31, 1998                                   DECEMBER 31, 1997
                            -------------------------------------------------   -------------------------------------------------
                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                               COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
                                          $39,885        $196                                 $ 3,032       $   18
U.S. Treasury.............  $1,243,878                             $1,283,567   $1,286,036                             $1,289,050
                                           10,833         140                                   3,968        1,757
Federal agency............   3,938,538                              3,949,231    2,510,621                              2,512,832
                                            1,599          --                                   2,975           --
State and municipal.......      33,812                                 35,411       51,038                                 54,013
                                                4          52                                      59           --
Other.....................      27,337                                 27,289       23,445                                 23,504
                            ----------    -------        ----      ----------   ----------    -------       ------     ----------
Total securities..........  $5,243,565    $52,321        $388      $5,295,498   $3,871,140    $10,034       $1,775     $3,879,399
                            ==========    =======        ====      ==========   ==========    =======       ======     ==========

     At December 31, 1998 and 1997, portfolio and trading account securities having a par value of $2.6 billion and $3.2 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $2.5 billion and $1.9 billion were sold under agreement to repurchase at December 31, 1998 and 1997, respectively.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 1998
                                                              ------------------------
                                                              AMORTIZED        FAIR
                                                                 COST         VALUE
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Maturities:
     Within 1 year..........................................  $1,672,653    $1,673,919
     1 to 5 years...........................................     965,158       982,292
     5 to 10 years..........................................     628,738       654,275
     Over 10 years..........................................   1,949,679     1,957,723
Other securities without stated maturity....................      27,337        27,289
                                                              ----------    ----------
Total securities............................................  $5,243,565    $5,295,498
                                                              ==========    ==========

     In 1998, 1997 and 1996, proceeds from the sale of securities available-for-sale amounted to $2.3 billion, $1.2 billion and $1.3 billion, respectively. Gross gains of $27.9 million and gross losses of $1.4 million were realized on these sales in 1998, while gross gains of $12.8 million and no gross losses were realized on these sales in 1997, and gross gains of $8.6 million and gross losses of $0.1 million were realized in 1996. Net unrealized holding gains on trading securities included in earnings during 1998 declined by $1.0 million from an unrealized gain of $1.8 million at December 31, 1997 to an unrealized gain of $0.8 million at December 31, 1998.

3. LOANS

     The following table summarizes loan balances by category:

                                                                      DECEMBER 31
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Domestic loans:
Commercial, financial, agricultural, brokers and dealers....    $7,625,927    $6,726,221
  Real estate construction..................................        53,059        55,627
  Real estate mortgages.....................................     1,474,893     1,123,631
  Installment...............................................        70,861        93,605
Foreign loans:
  Governments and official institutions.....................           812           937
  Banks and other financial institutions....................        52,855        50,960
  Other, primarily commercial and industrial................        28,200        37,079
                                                                ----------    ----------
     Total loans............................................     9,306,607     8,088,060
Less allowance for possible loan losses.....................       108,280        99,678
                                                                ----------    ----------
     Loans, net of allowance for possible loan losses.......    $9,198,327    $7,988,382
                                                                ==========    ==========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                        DECEMBER 31
                                                                ----------------------------
                                                                 1998       1997      1996
                                                                -------    ------    -------
                                                                       (IN THOUSANDS)
Nonaccrual loans............................................    $14,507    $7,253    $17,879
Restructured loans..........................................        924        --         40
                                                                -------    ------    -------
Total nonperforming loans...................................     15,431     7,253     17,919
Other assets received in satisfaction of debt...............        366       642        582
                                                                -------    ------    -------
  Total nonperforming assets................................    $15,797    $7,895    $18,501
                                                                =======    ======    =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................    $ 1,225    $  667    $ 2,267
Interest income actually recognized.........................         75        51         67
                                                                -------    ------    -------
  Interest shortfall, before consideration of any income tax
     effect.................................................    $ 1,150    $  616    $ 2,200
                                                                =======    ======    =======

     At December 31, 1998 and 1997, the Corporation had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets.

MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights, included in other assets, of $11.1 million and $4.1 million were capitalized in 1998 and 1997, respectively. Amortization expense associated with these mortgage servicing rights was $1.6 million and $0.7 million in 1998 and 1997, respectively. The net remaining capitalized servicing rights of $16.4 million and $6.8 million at December 31, 1998 and 1997, respectively, had a corresponding valuation allowance of $4.1 million and $1.2 million at December 31, 1998 and 1997, respectively. Accordingly, the valuation allowance was increased by $2.9 million in 1998; there were no reductions or direct write-downs in 1998. There were no reductions or direct write-downs in 1997. The net capitalized assets of $12.3 million and $5.6 million at December 31, 1998 and 1997, respectively, are reflective of the fair value of those rights.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Balance, beginning of year...............................    $ 99,678    $108,408    $ 94,153
                                                             --------    --------    --------
Charge-offs..............................................     (25,680)    (76,142)    (57,935)
Recoveries...............................................       8,924       8,997      10,008
                                                             --------    --------    --------
  Net charge-offs........................................     (16,756)    (67,145)    (47,927)
Provisions charged to operations.........................      25,358      58,415      57,382
Allowance related to acquired loans......................          --          --       4,800
                                                             --------    --------    --------
Balance, end of year.....................................    $108,280    $ 99,678    $108,408
                                                             ========    ========    ========

     Details on impaired loans and related allowance are as follows:

                                                 IMPAIRED LOANS         IMPAIRED LOANS
                                               FOR WHICH THERE IS     FOR WHICH THERE IS        TOTAL
                                               A RELATED ALLOWANCE   NO RELATED ALLOWANCE   IMPAIRED LOANS
                                               -------------------   --------------------   --------------
                                                                     (IN THOUSANDS)
December 31, 1998
Balance......................................        $13,403                $1,104             $14,507
Related allowance............................          2,596                    --               2,596
                                                     -------                ------             -------
Balance, net of allowance....................        $10,807                $1,104             $11,911
                                                     =======                ======             =======
December 31, 1997
Balance......................................        $ 1,148                $6,105             $ 7,253
Related allowance............................            749                    --                 749
                                                     -------                ------             -------
Balance, net of allowance....................        $   399                $6,105             $ 6,504
                                                     =======                ======             =======

                                                                   YEAR ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1998       1997       1996
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Average impaired loans......................................    $23,629    $21,149    $29,018
                                                                =======    =======    =======
Total interest income on impaired loans.....................    $    88    $    91    $    67
                                                                =======    =======    =======
Interest income on impaired loans recorded on a cash
  basis.....................................................    $    88    $    91    $    67
                                                                =======    =======    =======

5. PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land........................................................  $ 24,484    $ 24,451
Premises....................................................   249,116     249,797
Equipment...................................................   265,903     270,223
Leasehold improvements......................................    21,060      20,368
                                                              --------    --------
  Total.....................................................   560,563     564,839
Accumulated depreciation and amortization...................   275,601     333,245
                                                              --------    --------
  Premises and equipment....................................  $284,962    $231,594
                                                              ========    ========

     The provision for depreciation and amortization was $37.1 million in 1998, $32.3 million in 1997, and $28.8 million in 1996.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 1998 and December 31, 1997. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Bank's interest in these securities.

     The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $2.55 billion and $1.96 billion at December 31, 1998 and 1997, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts.

SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

                                                                 1998          1997
                                                              ----------    ----------
                                                               (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................  $       --    $       --
Highest amount outstanding as of any month-end during the     $  159,000    $  856,000
  year......................................................
Daily average amount outstanding during the year............  $   30,954    $   17,540

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

                                                                 1998          1997
                                                              ----------    ----------
Amount outstanding at end of year...........................  $2,552,261    $1,964,316
Highest amount outstanding as of any month-end during the     $2,552,261    $2,871,374
  year......................................................
Daily average amount outstanding during the year............  $2,081,408    $1,934,243

7. SENIOR NOTES AND LONG-TERM NOTES

     The following table summarizes the Bank's long-term notes:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Floating rate subordinated note to Bankcorp due December 1,   $       --    $  100,000
  2004......................................................
Floating rate subordinated note to Bankcorp due March 31,         50,000        50,000
  2005......................................................
Floating rate subordinated note to Bankcorp due December 1,       50,000        50,000
  2006......................................................
Fixed rate 6 1/2% subordinated note to Bankcorp due December      60,000        60,000
  27, 2007..................................................
Fixed rate 7 5/8% subordinated note to Bankcorp due June 27,      15,000        15,000
  2008......................................................
Fixed rate 7 1/8% subordinated note to Bankcorp due June 30,      50,000        50,000
  2009......................................................
                                                              ----------    ----------
  Total.....................................................  $  225,000    $  325,000
                                                              ==========    ==========

     All of the Bank notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 1998, 180 day LIBOR was 5.07 percent.

     The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of the Bank. As of December 31, 1998, $940 million of short-term notes were outstanding with original maturities ranging from 31 to 182 days (remaining maturities ranging from 22 to 130 days) and stated interest rates ranging from 5.00 percent to 5.50 percent. As of December 31, 1997, $100 million of short-term notes were outstanding with original maturities of 14 days (remaining maturities of 4 days) and stated interest rate of 5.90 percent.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Generally accepted accounting principles require the disclosure of estimated fair values for both on- and off-balance-sheet financial instruments. The Bank's fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long term borrowings, fair values have been estimated using various valuation methods and assumptions. Although management used its best judgment in estimating these values, there are inherent limitations in any estimation methodology. In addition, accounting pronouncements require that fair values be estimated on an item-by-item basis, thereby ignoring the impact a large sale would have on a thin market and intangible values imbedded in established lines of business. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts the Bank could realize in an actual transaction. The fair value estimation methodologies employed by the Bank were as follows:

     The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities reported on the Bank's Consolidated Statement of Condition were considered to be the best estimates of fair value for these financial instruments. Fair values of trading account assets and portfolio securities were based on quoted market prices.

     A variety of methods were used to estimate the fair value of loans. Changes in estimated fair value of loans reflect changes in credit risk and general interest rates which have occurred since the loans were originated. Fair values of floating rate loans, including commercial, broker dealer, financial institution, construction, charge card, consumer and home equity, were assumed to be the same as carrying value since the loans' interest rates automatically reprice to market. Fair values of residential mortgages were based on current prices for securities backed by similar loans. For long-term fixed rate loans, including consumer installment and commercial mortgage loans, fair values were estimated based on the present value of future cash flows with current market rates as discount rates. A fair-value discount related to nonperforming loans included in the above categories, along with a discount for future credit risk throughout the portfolio, was based on an analysis of expected and unidentified future losses. Accordingly, the fair value estimate for total loans was reduced by these discounts, which in total approximated the allowance for possible loan losses on the Bank's Consolidated Statements of Condition. Additionally, management considered appraisal values of collateral when nonperforming loans were secured by real estate.

     The fair values of accrued interest receivable and payable approximate carrying values due to the short-term nature of these assets and liabilities.

     The fair values of bank-owned insurance investments approximate carrying value, because upon liquidation of these investments the Corporation would receive the cash surrender value which equals carrying value.

     The fair values of demand deposits, savings accounts, interest checking deposits, and money market accounts were the amounts payable on demand at the reporting date, or the carrying amounts. The fair value of time deposits was estimated using a discounted cash flow calculation with current market rates offered by the Bank as discount rates.

     The fair value of senior notes approximates carrying value because the average maturity is less than one year.

     The fair value of minority interest-preferred stock of subsidiary ("Harris Preferred Capital Corporation") approximates carrying value as the preferred stock has a liquidation preference that equals book value.

     The fair value of long-term notes was determined using a discounted cash flow calculation with current rates available to the Bank for similar debt as discount rates.

     The fair value of credit facilities are presented as an obligation in order to represent the approximate cost the Bank would incur to induce third parties to assume these commitments.

     The estimated fair values of the Bank's financial instruments at December 31, 1998 and 1997 are presented in the following table. See Note 9 for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                   DECEMBER 31
                                           -----------------------------------------------------------
                                                       1998                           1997
                                           ----------------------------   ----------------------------
                                           CARRYING VALUE   FAIR VALUE    CARRYING VALUE   FAIR VALUE
                                           --------------   -----------   --------------   -----------
                                                             (DOLLARS IN THOUSANDS)
ASSETS
Cash and demand balances due from
  banks..................................   $ 1,434,619     $ 1,434,619    $ 1,251,609     $ 1,251,609
Money market assets:
  Interest-bearing deposits at banks.....        98,929          98,929        598,062         598,062
  Federal funds sold and securities
     purchased under agreement to
     resell..............................       151,575         151,575         71,725          71,725
Securities available-for-sale............     5,295,498       5,295,498      3,879,399       3,879,399
Trading account assets...................       120,668         120,668         53,209          53,209
Loans, net of unearned income and
  allowance for possible loan losses*....     9,198,327       9,204,638      7,988,382       8,002,371
Customers' liability on acceptances......        30,829          30,829         46,480          46,480
Accrued interest receivable..............       110,530         110,530        131,118         131,118
Assets held for sale*....................            --              --        725,760         745,760
Bank-owned insurance investments.........       725,302         725,302        267,463         267,463
                                            -----------     -----------    -----------     -----------
     Total on-balance-sheet financial
       assets............................   $17,166,277     $17,172,588    $15,013,207     $15,047,196
                                            ===========     ===========    ===========     ===========
LIABILITIES
Deposits:
  Demand deposits........................   $ 6,401,678     $ 6,401,678    $ 6,264,132     $ 6,264,132
  Time deposits..........................     4,776,018       4,805,625      4,395,453       4,398,644
Federal funds purchased and securities
  sold under agreement to repurchase.....     3,642,049       3,642,049      2,693,600       2,693,600
Other short-term borrowings..............       166,510         166,510        501,027         501,027
Acceptances outstanding..................        30,829          30,829         46,480          46,480
Accrued interest payable.................        41,955          41,955         23,614          23,614
Senior notes.............................       940,000         940,000        100,000         100,000
Minority interest -- preferred stock of
  subsidiary.............................       250,000         250,000             --              --
Long-term notes..........................       225,000         233,628        325,000         327,829
                                            -----------     -----------    -----------     -----------
     Total on-balance-sheet financial
       liabilities.......................   $16,474,039     $16,512,274    $14,349,306     $14,355,326
                                            ===========     ===========    ===========     ===========
Off-Balance-Sheet Financial Instruments
  (positive positions/(obligations))
Credit facilities........................   $    (5,160)    $    (5,160)   $    (7,083)    $    (7,083)
Interest rate contracts:
  Dealer and trading contracts...........          (351)           (351)           525             525
  Risk management contracts..............          (297)         (4,701)        13,076          10,300
                                            -----------     -----------    -----------     -----------
     Total off-balance-sheet financial
       instruments.......................   $    (5,808)    $   (10,212)   $     6,518     $     3,742
                                            ===========     ===========    ===========     ===========

---------------

* In anticipation of the Bank's sale of its credit card portfolio in January 1998, credit card loan balances were reclassified as of December 31, 1997 to assets held for sale.

See Note 19 to Financial Statements on page 65 of this Report.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank utilizes various financial instruments with off-balance-sheet risk in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. The Bank's major categories of financial instruments with off-balance-sheet risk include credit facilities, interest rate, foreign exchange, equity and commodities contracts, and various securities-related activities. Fair values of off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

CREDIT FACILITIES

     Credit facilities with off-balance-sheet risk include commitments to extend credit, standby letters of credit and commercial letters of credit.

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Bank's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $7.3 billion and $9.7 billion at December 31, 1998 and 1997, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 1998, totaled $408 million and at December 31, 1997, totaled $299 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $1.64 billion at December 31, 1998 and $1.70 billion at December 31, 1997. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $490 million at December 31, 1998 and $437 million at December 31, 1997.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $100 million at December 31, 1998 and $86 million at December 31, 1997.

     Credit risks associated with all of these facilities are mitigated by reviewing customers' creditworthiness on a case-by-case basis, obtaining collateral, limiting loans to individual borrowers, setting restrictions on long-duration maturities and establishing stringent covenant terms outlining performance expectations which, if not met, may cause the Bank to terminate the contract. Credit risks are further mitigated by monitoring and maintaining portfolios that are well-diversified.

     Collateral is required to support certain of these credit facilities when they are drawn down and may include equity and debt securities, commodities, inventories, receivables, certificates of deposit, savings instruments, fixed assets, real estate, life insurance policies and seats on national or regional exchanges. Requirements are based upon the risk inherent in the credit and are more stringent for firms and individuals with greater default risks. The Bank monitors collateral values and appropriately perfects its security interest. Periodic evaluations of collateral adequacy are performed by Bank personnel.

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $5.2 million at December 31, 1998 and $7.1 million at December 31, 1997.

INTEREST RATE CONTRACTS

     Interest rate contracts include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. The Bank enters into these contracts for dealer, trading and risk management purposes.

DEALER AND TRADING ACTIVITY

     As dealer, the Bank serves customers seeking to manage interest rate risk by entering into contracts as a counterparty to their (customer) transactions. In its trading activities, the Bank uses interest rate contracts to profit from expected future market movements.

     These contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Bank's cost of replacing contracts at current market rates. The Bank manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements which provide for netting of contractual receivables and payables in the event of default or bankruptcy.

     Market risk is the risk of loss as a result of changes in interest rates. The Bank manages market risk by establishing limits which are based on dollars at risk given a parallel shift in the yield curve. Limits are established by product, maturity and volatility. Limits are approved by management and monitored independently of the traders on a regular basis. Market risk is further diminished by entering into offsetting positions. Senior management oversees all dealer risk-related activities.

     Futures and forward contracts are agreements in which the Bank is obligated to make or take delivery, at a specified future date, of a specified instrument, at a specified price or yield. Futures contracts are exchange traded and, because of exchange requirements that gains and losses be settled daily, create negligible exposure to credit risk.

     Forward rate agreements are arrangements between two parties to exchange amounts, at a specified future date, based on the difference between an agreed upon interest rate and reference rate applied to a notional principal amount. These agreements enable purchasers and sellers to fix interest costs and returns.

     Options are contracts that provide the buyer the right (but not the obligation) to purchase or sell a financial instrument, at a specified price, either within a specified period of time or on a certain date. Interest rate guarantees (caps, floors and collars) are agreements between two parties that, in general, establish for the purchaser a maximum level of interest expense or a minimum level of interest revenue based on a notional principal amount for a specified term. Options and guarantees written create exposure to market risk. As a writer of interest rate options and guarantees, the Bank receives a premium at the outset of the agreement and bears the risk of an unfavorable change in the price of the financial instrument underlying the option or guarantee. Options and guarantees purchased create exposure to credit risk and, to the extent of the premium paid or unrealized gain recognized, market risk.

     Interest rate swaps are contracts involving the exchange of interest payments based on a notional amount for a specified period. Most of the Bank's activity in swaps is as intermediary in the exchange of interest payments between customers, although the Bank also uses swaps to manage its own interest rate exposure (see discussion of risk management activity below).

     The following table summarizes the Bank's dealer/trading interest rate contracts and their related contractual or notional amounts and maximum replacement costs. Contractual or notional amount gives an indication of the volume of activity in the contract. Maximum replacement cost reflects the potential loss resulting from customer defaults and is computed as the cost of replacing, at current market rates, all outstanding contracts with unrealized gains.

                                                                     DECEMBER 31
                                                  -------------------------------------------------
                                                       CONTRACTUAL OR                MAXIMUM
                                                      NOTIONAL AMOUNT           REPLACEMENT COST
                                                  ------------------------    ---------------------
                                                     1998         1997         1998        1997
                                                  ----------   -----------    -------   -----------
                                                                   (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards..........................  $  272,658   $  210,266     $   123     $   81
  Forward rate agreements.......................     146,800      272,120         558        438
  Options written...............................          --           --          --         --
  Options purchased.............................          --           --          --         --
  Guarantees written............................     735,221      594,760          91        118
  Guarantees purchased..........................     735,221      594,760       2,647      1,368
  Swaps.........................................   2,727,942    1,817,508      33,909      8,432

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 1998 and 1997:

                                                        1998            1998            1997            1997
                                                    -------------   -------------   -------------   -------------
                                                       END OF                          END OF
                                                       PERIOD          AVERAGE         PERIOD          AVERAGE
                                                       ASSETS          ASSETS          ASSETS          ASSETS
                                                    (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                                    -------------   -------------   -------------   -------------
                                                                           (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.............................    $    123        $     --         $    81        $     --
     Unrealized losses............................          --              --             (24)             --
  Forward rate agreements
     Unrealized gains.............................         558             192             438              19
     Unrealized losses............................        (558)           (192)           (438)            (26)
  Options
     Purchased....................................          --              --              --              --
     Written......................................          --              --              --              --
  Guarantees
     Purchased....................................       2,556           2,087           1,250           1,802
     Written......................................      (2,556)         (2,087)         (1,249)         (1,778)
  Swaps
     Unrealized gains.............................      33,909          43,790           8,432          13,827
     Unrealized losses............................     (34,384)        (42,672)         (7,965)        (12,388)
                                                      --------        --------         -------        --------
     Total Interest Rate Contracts................    $   (352)       $  1,118         $   525        $  1,456
                                                      ========        ========         =======        ========

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 1998, 1997 and 1996 are summarized below:

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                               GAINS       GAINS       GAINS
                                                              (LOSSES)    (LOSSES)    (LOSSES)
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................  $   788      $ (649)    $   926
  Forward rate agreements...................................       --          --          --
  Options...................................................      (16)         54         (66)
  Guarantees................................................       --          (6)     (1,215)
  Swaps.....................................................      210          42          69
Debt Instruments............................................    9,388       7,570       8,011
                                                              -------      ------     -------
     Total Trading Revenue..................................  $10,370      $7,011     $ 7,725
                                                              =======      ======     =======

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps:

                                                       DECEMBER 31, 1998
                              -------------------------------------------------------------------
                                                                            GREATER
                               WITHIN     1 TO 3      3 TO 5     5 TO 10    THAN 10
                               1 YEAR     YEARS       YEARS       YEARS      YEARS       TOTAL
                              --------   --------   ----------   --------   --------   ----------
                                                        (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount...........  $140,102   $380,438   $  821,319   $ 58,408   $ 64,000   $1,464,267
  Average pay rate..........      5.91%      5.92%        6.10%      6.33%      5.94%        6.04%
  Average receive rate......      4.70%      4.87%        5.16%      5.19%      5.00%        5.03%
Receive Fixed Swaps:
  Notional amount...........  $140,102   $380,298   $  613,755   $ 65,520   $ 64,000   $1,263,675
  Average pay rate..........      4.70%      4.87%        5.20%      5.18%      5.00%        5.03%
  Average receive rate......      5.98%      5.93%        6.00%      6.24%      5.94%        5.99%
     Total notional
       amount...............  $280,204   $760,736   $1,435,074   $123,928   $128,000   $2,727,942

     The following table summarizes the bank's dealer/trading equities and commodities contracts and their related contractual or notional amounts and maximum replacement costs.

                                                           CONTRACTUAL OR         MAXIMUM
                                                          NOTIONAL AMOUNT     REPLACEMENT COST
                                                          ----------------    ----------------
                                                            DECEMBER 31         DECEMBER 31
                                                          ----------------    ----------------
                                                           1998      1997      1998      1997
                                                          ------    ------    ------    ------
                                                                     (IN THOUSANDS)
Equities Contracts:
  Options written.......................................  $3,702    $   --    $   --    $   --
  Options purchased.....................................   3,702        --     1,032        --
Commodities Contracts...................................   1,596        --       193        --

     The following table summarizes average and end of period fair values of dealer/trading equities contracts and commodities contracts for the years ended December 31, 1998 and 1997:

                                                  1998             1998             1997             1997
                                              -------------    -------------    -------------    -------------
                                                 END OF                            END OF
                                                 PERIOD           AVERAGE          PERIOD           AVERAGE
                                                 ASSETS           ASSETS           ASSETS           ASSETS
                                              (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                              -------------    -------------    -------------    -------------
                                                                       (IN THOUSANDS)
Equities Contracts:
  Options
     Purchased..............................     $ 1,032           $ 179           $    --           $  --
     Written................................      (1,032)           (179)               --              --
                                                 -------           -----           -------           -----
       Total Equities Contracts.............     $    --           $  --           $    --           $  --
                                                 =======           =====           =======           =====
Commodities Contracts:
  Unrealized Gains..........................     $   193           $   8           $    --           $  --
  Unrealized Losses.........................        (193)             (8)               --              --
                                                 -------           -----           -------           -----
                                                 $    --           $  --           $    --           $  --
                                                 =======           =====           =======           =====

     There were no net gains (losses) from dealer/trading activity in equities or commodities contracts for the years ended December 31, 1998 and 1997.

RISK MANAGEMENT ACTIVITY

     In addition to its dealer activities, the Bank uses interest rate contracts, primarily swaps, to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities of certain assets and liabilities. During 1998 and 1997, interest rate swaps were primarily used to alter the character of funds supporting certain fixed rate loans, the senior note program and the municipal bond portfolio. The Bank had $152 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 1998 with a fair value of $4.7 million and a zero replacement cost. At December 31, 1997, the Bank had $483 million notional amount of swap contracts outstanding with a fair value of $10.3 million and a replacement cost of $13.0 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $0.1 million and $4.5 million, respectively, at December 31, 1998 and $0.2 and $2.9 million, respectively, at December 31, 1997. Risk management activity, including the related cash positions, had no material effect on the Bank's net income for the year ended December 31, 1998 or 1997. There were no deferred gains or losses on terminated contracts at December 31, 1998 or 1997.

     The following table summarizes swap activity for risk management purposes:

                                                                NOTIONAL
                                                                 AMOUNT
                                                                ---------
Amount, December 31, 1996...................................    $ 584,081
Additions...................................................      802,440
Maturities..................................................     (903,489)
Terminations................................................           --
                                                                ---------
Amount, December 31, 1997...................................    $ 483,032
Additions...................................................       57,517
Maturities..................................................     (388,915)
Terminations................................................           --
                                                                ---------
Amount, December 31, 1998...................................    $ 151,634
                                                                =========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps used for risk management:

                                                            DECEMBER 31, 1998
                                           ---------------------------------------------------
                                           WITHIN    1 TO 3     3 TO 5     5 TO 10
                                           1 YEAR     YEARS      YEARS      YEARS      TOTAL
                                           ------    -------    -------    -------    --------
                                                             (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount......................    $6,902    $40,905    $74,694    $26,060    $148,561
  Average pay rate.....................      6.78%      6.23%      6.00%      6.69%       6.22%
  Average receive rate.................      5.30%      5.32%      5.33%      5.29%       5.32%
Receive Fixed Swaps:
  Notional amount......................    $   --    $    --    $ 3,073    $    --    $  3,073
  Average pay rate.....................        --         --         --         --          --
  Average receive rate.................        --         --       5.10%        --        5.10%
       Total notional amount...........    $6,902    $40,905    $77,767    $26,060    $151,634

FOREIGN EXCHANGE CONTRACTS

DEALER ACTIVITY

     The Bank is a dealer in foreign exchange. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. Effective April 3, 1995, the Bank and BMO agreed to combine their U.S. FX. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses.

     At December 31, 1998, approximately 87 percent of the Bank's gross notional positions in foreign currency contracts are represented by seven currencies:
English pounds, German deutsche marks, Japanese yen, French francs, Swiss francs, Canadian dollars and Italian lira.

     Foreign exchange contracts include spot, future, forward and option contracts that enable customers to manage their foreign exchange risk. Spot, future and forward contracts are agreements to exchange currencies at a future date, at a specified rate of exchange. Foreign exchange option contracts give the buyer the right and the seller an obligation (if the buyer asserts his right) to exchange currencies during a specified period (or on a certain date in the case of "European" options) at a specified exchange rate.

     The following table summarizes the Bank's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                     CONTRACTUAL OR NOTIONAL AMOUNT        MAXIMUM REPLACEMENT COST
                                              DECEMBER 31                        DECEMBER 31
                                     ------------------------------        ------------------------
                                        1998               1997              1998            1997
                                     -----------        -----------        --------        --------
                                                             (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards.......  $1,734,546         $1,820,769         $12,370         $13,772
  Options written..................     184,615             88,440              --              --
  Options purchased................     184,615             88,440           3,885           3,772
  Cross currency swaps.............     123,906                 --           2,996              --

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 1998 and 1997:

                                               1998             1998             1997             1997
                                           -------------    -------------    -------------    -------------
                                           END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                              ASSETS           ASSETS           ASSETS           ASSETS
                                           (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                           -------------    -------------    -------------    -------------
                                                                    (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards
  Unrealized gains.......................    $ 19,991         $ 35,056         $ 37,394         $ 34,076
  Unrealized losses......................     (19,991)         (35,056)         (37,394)         (34,076)
Options
  Purchased..............................       3,885            3,304            3,772            2,783
  Written................................      (3,885)          (3,304)          (3,772)          (2,783)
  Cross currency swaps
  Unrealized gains.......................       2,996            2,913               --               --
  Unrealized losses......................      (2,996)          (2,913)              --               --
                                             --------         --------         --------         --------
Total Foreign Exchange...................    $     --         $     --         $     --         $     --
                                             ========         ========         ========         ========

     At December 31, 1998, spot, futures and forward contracts with BMO represent $8,738 and ($11,507) of unrealized gains and unrealized losses, respectively. Options contracts with BMO represent $3,883 and zero of options purchased and options written, respectively. Cross currency swaps with BMO represent $2.8 million and $0.2 million of unrealized gains and unrealized losses, respectively.

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 1998, 1997 and 1996 totaled $6.8 million, $5.4 million and $10.0 million, respectively, of net profit under the aforementioned agreement with BMO. All profits related to spot, futures and forward contracts.

SECURITIES ACTIVITIES

     The Bank's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $83.2 million at December 31, 1998 and $29.6 million at December 31, 1997.

     Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had no short position at December 31, 1998 or 1997.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Bank had one major concentration of credit risk arising from financial instruments at December 31, 1998 and 1997. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

MIDWESTERN GEOGRAPHIC AREA

     A majority of the Bank's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, charge card loans and lines, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Bank's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $11.4 billion or 44 percent of the Bank's total credit exposure at December 31, 1998 and $11.9 billion or 46 percent of the Bank's total credit exposure at December 31, 1997.

     The Corporation manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 for information on collateral supporting credit facilities.

11. EMPLOYEE BENEFIT PLANS

     The Bank had noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 1998. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 1998. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Bank's employees as well as persons employed by certain affiliated entities.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 1998 and 1997, cumulative contributions were greater than the amount recorded as pension expense for financial reporting purposes. For 1996, cumulative contributions were less than the amount recorded as pension expense for financial reporting purposes.

     The total consolidated pension expense of the Bank, including the supplemental plan, for 1998, 1997 and 1996 was $8.2 million, $7.5 million and $9.4 million, respectively.

     In addition to pension benefits, the Bank provides medical care benefits for retirees (and their dependents) who have attained age 55 and have at least 10 years of service. The Bank also provides medical care benefits for disabled employees and widows of former employees (and their dependents). The Bank provides these medical care benefits through a self-insured plan. Under the terms of the plan, the Bank contributes to the cost of coverage based on employees length of service. Cost sharing with plan participants is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Bank, supplemented by contributions to a trust fund created under Internal Revenue Code Section 401(h).

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the
Bank:

                                        PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                 ------------------------------   ---------------------------------
                                 1998***    1997***    1996***     1998***     1997***     1996***
                                 --------   --------   --------   ---------   ---------   ---------
                                                           (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning
  of year......................  $221,496   $205,663   $207,944   $ 33,687    $ 32,957    $ 32,291
Service cost...................     8,781      7,928      7,676      1,363         939       1,034
Interest cost..................    13,772     12,145     11,583      2,374       1,600       1,576
Benefits Paid (net of
  participant contributions)...   (20,899)   (12,816)   (14,515)    (2,859)     (1,031)     (1,243)
Actuarial (gain) or loss.......    19,511      8,576     (7,025)       264        (778)       (701)
                                 --------   --------   --------   --------    --------    --------
Benefit obligation at end of
  year.........................  $242,661   $221,496   $205,663   $ 34,829    $ 33,687    $ 32,957
                                 ========   ========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year............  $237,072   $197,350   $189,248   $ 15,278    $ 11,710    $  9,508
Actual return on plan assets...    (7,903)    47,121     16,655       (864)      2,216         636
Employer contribution..........     7,451      5,417      5,962      2,318       1,352       2,127
Benefits paid..................   (20,899)   (12,816)   (14,515)        --          --        (561)
                                 --------   --------   --------   --------    --------    --------
Fair value of plan assets at
  end of year**................  $215,721   $237,072   $197,350   $ 16,732    $ 15,278    $ 11,710
                                 ========   ========   ========   ========    ========    ========
Funded Status..................  $(26,940)  $ 15,576   $ (8,313)  $(18,097)   $(18,409)   $(21,247)
Contributions made between
  measurement date (September
  30) and end of year..........     8,040      7,451      5,417         --          --          --
Unrecognized actuarial (gain)
  or loss......................    36,764     (7,673)    16,085    (11,402)    (13,886)    (12,383)
Unrecognized transition (asset)
  or obligation................    (1,022)    (1,216)    (1,423)    24,917      26,842      28,632
Unrecognized prior service
  cost.........................    (5,551)    (5,729)    (6,066)     2,030       1,569       1,662
                                 --------   --------   --------   --------    --------    --------
Prepaid (accrued) benefit
  cost.........................  $ 11,291   $  8,409   $  5,700   $ (2,552)   $ (3,884)   $ (3,336)
                                 ========   ========   ========   ========    ========    ========

                                           PENSION BENEFITS          POSTRETIREMENT MEDICAL BENEFITS
                                      ---------------------------   ---------------------------------
                                       1998      1997      1996       1998        1997        1996
                                      -------   -------   -------   ---------   ---------   ---------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31
Discount rate......................    7.00%     7.25%     7.50%     7.00%       7.25%       7.50%
Expected return on plan assets.....    9.00%     9.00%     8.00%     8.00%       8.00%       8.00%
Rate of compensation increase......    5.50%     5.70%     5.70%      N/A         N/A         N/A

     For measurement purposes, a 8.0 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999.

     The rate was assumed to decrease gradually to 6.0 percent in 2001 and remain level thereafter. For 1997 and 1996, the weighted average annual rate of increase in the per capita cost of covered benefits was assumed to be 8.0 percent and 8.5 percent, respectively.

                                            PENSION BENEFITS          POSTRETIREMENT MEDICAL BENEFITS
                                     ------------------------------   -------------------------------
                                       1998       1997       1996       1998        1997       1996
                                     --------   --------   --------   ---------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT
  COST
Service cost......................   $  8,781   $  7,928   $  7,676    $ 1,363     $1,203     $1,248
Interest cost.....................     13,772     12,145     11,583      2,374      2,248      2,228
Expected return on plan assets....    (16,499)   (14,293)   (11,976)    (1,262)      (891)      (638)
Amortization of prior service
  cost............................       (664)      (671)      (636)       176        176        176
Amortization of transition (asset)
  or obligation...................       (282)      (285)      (270)     1,780      1,780      1,774
Recognized actuarial (gain) or
  loss............................         50         --        479       (497)      (465)      (358)
                                     --------   --------   --------    -------     ------     ------
Net periodic benefit cost.........   $  5,158   $  4,824   $  6,856    $ 3,934     $4,051     $4,430
                                     ========   ========   ========    =======     ======     ======

---------------

* Benefit obligation is projected for Pension Benefits and accumulated for Post-Retirement Medical Benefits.

** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by the Bank.

*** Plan assets and obligation measured as of September 30.

     For the postretirement medical care benefit plan, assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                1-PERCENTAGE     1-PERCENTAGE
                                                               POINT INCREASE   POINT DECREASE
                                                               --------------   --------------
Effect on total of service and interest cost components.....       $  830          $  (584)
Effect on postretirement benefit obligation.................       $5,483          $(4,312)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                                YEARS ENDED DECEMBER 31
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Accumulated benefit obligation..............................  $  8,311   $ 5,732   $ 7,241
Projected benefit obligation for service rendered to date...    21,752    12,976    15,486
Accrued pension liability...................................   (11,005)    9,452     8,827
Net periodic pension expense................................     3,062     2,682     2,435
Assumptions used:
Discount rate...............................................      6.00%     6.00%     5.25%
Rate of increase in compensation............................      5.70%     5.70%     5.70%

     The Corporation has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Corporation relative to predefined targets. The Corporation's total expense for this plan was $8.8 million, $8.5 million and $7.7 million in 1998, 1997 and 1996, respectively.

12. STOCK OPTIONS

     The Bank has two stock-based compensation plans, which are accounted for under the fair value based method of accounting for stock based compensation plans and are described below.

HARRIS BANK STOCK OPTION PROGRAM

     The Harris Bank Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees. On February 26, 1996, the Bank granted 451,800 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $31.00 per share, equal to the market price on the date of grant (equivalent to U.S. $22.55). The estimated grant date fair value of the options granted on February 26, 1996 was Canadian $5.79, equivalent to U.S. $4.26. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 7.57%, expected life of 7.5 years, expected volatility of 16.97% and compound annual dividend growth of 5.24%.

     On December 17, 1996, the Bank granted 341,850 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $39.85 per share, equal to the market price on the date of grant (equivalent to U.S. $29.15). The estimated grant date fair value of the options granted on December 17, 1996 was Canadian $7.76, equivalent to U.S. $5.68. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 6.71%, expected life of 7.5 years, expected volatility of 17.20% and compound annual dividend growth of 6.12%.

     On December 15, 1997, the Bank granted 224,750 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $65.80 per share, equal to the market price on the date of grant (equivalent to U.S. $46.33). The estimated grant date fair value of the options granted on December 15, 1997 was Canadian $13.53, equivalent to U.S. $9.53. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 5.81%, expected life of 7.5 years, expected volatility of 15.96% and compound annual dividend growth of 8.82%.

     On December 18, 1998, the Bank granted 814,000 stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock at a price of Canadian $60.35 per share, equal to the market price on the date of grant (equivalent to U.S. $39.06). The estimated grant date fair value of the options granted on December 18, 1998 was Canadian $12.33, equivalent to U.S. $7.98. The fair value of the option grant was estimated using the Bloomberg model with the following assumptions: risk-free interest rate of 4.87%, expected life of 7.5 years, expected volatility of 19.82% and compound annual dividend growth of 8.82%.

     The following table summarizes the stock option activity for 1998, 1997 and 1996 and provides details of stock options outstanding at December 31, 1998, 1997 and 1996.

                                                       1998                   1997                  1996
                                               ---------------------   -------------------   -------------------
                                                           WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                            AVERAGE               AVERAGE               AVERAGE
                                                           EXERCISE              EXERCISE              EXERCISE
OPTIONS                                         SHARES       PRICE     SHARES      PRICE     SHARES      PRICE
-------                                        ---------   ---------   -------   ---------   -------   ---------
Outstanding at beginning of year.............    932,000    $30.51     784,850    $25.42          --
Granted......................................    814,000     39.06     224,750     46.33     793,650    $25.39
Exercised....................................         --        --          --        --          --        --
Forfeited, cancelled.........................         --        --     (77,600)    24.87      (8,800)    22.55
Transferred..................................      5,600     22.55          --        --          --        --
Expired......................................         --        --          --        --          --        --
                                               ---------               -------               -------
Outstanding at end of year...................  1,751,600     34.46     932,000     30.51     784,850     25.42
                                               =========               =======               =======
Options exercisable at year-end..............       None                  None                  None
Weighted-average fair value of options
  granted during the year....................      $7.98                 $9.53                 $4.87

                         NUMBER         WEIGHTED AVERAGE
     RANGE OF          OUTSTANDING         REMAINING       WEIGHTED AVERAGE
  EXERCISE PRICES   DECEMBER 31, 1998   CONTRACTUAL LIFE    EXERCISE PRICE
  ---------------   -----------------   ----------------   ----------------
     $22 - 30             712,850                7.51 years     $25.46
      35 - 42             814,000                9.96            39.06
      46 - 50             224,750                8.95            46.33
                        ---------
      22 - 50           1,751,600                8.83            34.46
                        =========

     Compensation expense related to the Harris Bank Stock Option Program totaled $1.1 million, $0.6 million and $0.4 million in 1998, 1997 and 1996 respectively.

STOCK APPRECIATION RIGHTS

     The Bank maintains the Harris Bank Stock Appreciation Rights Plan which was established in January 1995. The rights granted under this plan have either a three-year or five-year term and are exercisable after the expiration of the respective term, assuming cumulative performance goals are met. Compensation expense for the Harris Bank Stock Appreciation Rights Plan totaled $0.5 million, $5.1 million and $3.5 million in 1998, 1997 and 1996 respectively.

     The following table details the rights outstanding at December 31, 1998, 1997 and 1996.

                                                               1998       1997      1996
                                                              -------   --------   -------
Outstanding beginning of the year...........................  341,000    528,000   528,000
Granted.....................................................       --         --        --
Exercised...................................................  (13,500)  (124,000)       --
Cancelled...................................................       --    (63,000)       --
Transferred.................................................    4,200         --        --
                                                              -------   --------   -------
Outstanding end of the year.................................  331,700    341,000   528,000
                                                              =======   ========   =======

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $13.7 million in 1998, $16.7 million in 1997 and $15.5 million in 1996. These amounts include real estate taxes, maintenance and other rental-related operating costs of $3.0 million, $4.0 million and $4.4 million for 1998, 1997 and 1996, respectively, paid under net lease arrangements. Lease commitments are primarily for office space. Minimum rental commitments as of December 31, 1998 for all noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
1999........................................................     $ 9,152
2000........................................................       8,664
2001........................................................       7,207
2002........................................................       5,285
2003........................................................       3,446
2004 and thereafter.........................................      24,220
                                                                 -------
  Total minimum future rentals..............................     $57,974
                                                                 =======

     Occupancy expenses for 1998, 1997 and 1996 have been reduced by $13.5 million, $13.7 million and $13.8 million, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 1998, 1997, and 1996 applicable income tax expense (benefit) was as follows:

                                                             FEDERAL     STATE     FOREIGN     TOTAL
                                                             -------    -------    -------    -------
                                                                          (IN THOUSANDS)
1998: Current............................................    $41,356    $(1,445)   $   23     $39,934
      Deferred...........................................      4,474        878        --     $ 5,352
                                                             -------    -------    ------     -------
        Total............................................    $45,830    $  (567)   $   23     $45,286
                                                             =======    =======    ======     =======
1997: Current............................................    $44,602    $   (16)   $   28     $44,614
      Deferred...........................................      1,986        719        --     $ 2,705
                                                             -------    -------    ------     -------
        Total............................................    $46,588    $   703    $   28     $47,319
                                                             =======    =======    ======     =======
1996: Current............................................    $45,637    $ 4,648    $1,213     $51,498
      Deferred...........................................     (2,164)    (1,155)       --      (3,319)
                                                             -------    -------    ------     -------
        Total............................................    $43,473    $ 3,493    $1,213     $48,179
                                                             =======    =======    ======     =======

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1998, 1997 and 1996:

                                                                         DECEMBER 31
                                                                ------------------------------
                                                                  1998       1997       1996
                                                                --------    -------    -------
                                                                        (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses........................    $ 43,551    $38,319    $41,038
  Intangible assets.........................................       8,310      7,574      7,122
  Deferred expense and prepaid income.......................          --      6,759      4,196
  Deferred employee compensation............................       6,208      5,175      3,848
  Pension and medical trust.................................       4,321      2,984      3,438
  Other assets..............................................          42      1,793      3,359
                                                                --------    -------    -------
     Deferred tax assets....................................      62,432     62,604     63,001
                                                                --------    -------    -------
Gross deferred tax liabilities:
  Other liabilities.........................................      (8,365)    (3,185)      (876)
                                                                --------    -------    -------
     Deferred tax liabilities...............................      (8,365)    (3,185)      (876)
Valuation allowance.........................................          --         --         --
                                                                --------    -------    -------
  Net deferred tax assets...................................      54,067     59,419     62,125
                                                                --------    -------    -------
Tax effect of adjustment related to available-for-sale
  securities................................................     (20,625)    (3,271)     9,308
                                                                --------    -------    -------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................    $ 33,442    $56,148    $71,433
                                                                ========    =======    =======

     At December 31, 1998 and 1997, the respective net deferred tax assets of $54.1 million and $59.4 million included $45.1 million and $49.5 million for Federal tax and $9.0 million and $9.9 million for Illinois tax, respectively. The Bank has fully recognized both its Federal and Illinois deferred tax assets. Current taxable income and taxable income generated in the statutory carryback period is sufficient to support the entire deferred tax asset. The deferred taxes reported on the Bank's Consolidated Statements of Condition at December 31, 1998 and 1997 also include a $20.6 million deferred tax liability and a $3.3 million deferred tax liability, respectively, for the tax effect of the net unrealized gains associated with marking to market certain securities designated as available-for-sale.

     Total income tax expense of $45.3 million for 1998, $47.3 million for 1997, and $48.2 million for 1996 reflects effective tax rates of 25.9 percent, 31.2 percent, and 31.9 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                             YEARS ENDED DECEMBER 31
                                        ------------------------------------------------------------------
                                                1998                   1997                   1996
                                        --------------------   --------------------   --------------------
                                                  PERCENT OF             PERCENT OF             PERCENT OF
                                                    PRETAX                 PRETAX                 PRETAX
                                        AMOUNT      INCOME     AMOUNT      INCOME     AMOUNT      INCOME
                                        -------   ----------   -------   ----------   -------   ----------
                                                              (DOLLARS IN THOUSANDS)
Computed tax expense..................  $61,195      35.0%     $53,072      35.0%     $52,940      35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense disallowance....   (2,030)     (1.1)      (2,559)     (1.7)      (3,254)     (2.1)
  Bank owned life insurance...........  (11,319)     (6.5)      (4,518)     (3.0)      (2,969)     (2.0)
  Other, net..........................   (2,560)     (1.5)       1,324       0.9        1,462       1.0
                                        -------     -----      -------     -----      -------     -----
Actual tax expense....................  $45,286      25.9%     $47,319      31.2%     $48,179      31.9%
                                        =======     =====      =======     =====      =======     =====

     The tax expense from net gains on security sales amounted to $10.3 million, $5.0 million, and $3.3 million in 1998, 1997, and 1996, respectively.

15. REGULATORY CAPITAL

     The Bank, as a state-member bank, must adhere to the capital adequacy guidelines of the Federal Reserve Board (the "Board"), which are not significantly different than those published by other U.S. banking regulators. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

     Risk-based capital guidelines define total capital to consist of Tier 1
(core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. At year-end 1998, the portion of the allowance for possible loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets.

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions, including those experiencing or anticipating significant growth, are expected to maintain a ratio which exceeds the 3 percent minimum by at least 100 to 200 basis points.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC")-insured institutions ranging from "well capitalized" to "critically undercapitalized." Classification within a category is based primarily on the three capital adequacy measures. An institution is considered "well capitalized" if its capital level significantly exceeds the required minimum levels, "adequately capitalized" if it meets the minimum levels, "undercapitalized" if it fails to meet the minimum levels, "significantly undercapitalized" if it is significantly below the minimum levels and "critically undercapitalized" if it has a ratio of tangible equity to total assets of 2 percent or less.

     Noncompliance with minimum capital requirements may result in regulatory corrective actions which could have a material effect on the Bank. Depending on the level of noncompliance, regulatory corrective actions may include the following: requiring a plan for restoring the institution to an acceptable capital category, restricting or prohibiting certain activities and appointing a receiver or conservator for the institution.

     As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 1998 that have changed the capital category of the Bank.

     Effective February 11, 1998, Harris Preferred Capital Corporation ("HPCC"), a subsidiary of the Bank, issued $250 million of 7 3/8% noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11"). Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including the Bank becoming less than "adequately capitalized", the Bank being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve Bank directing such an exchange, each preferred share would be exchanged automatically for one newly issued Bank preferred share.

     The following table summarizes the Bank's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                                       TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL                UNDER PROMPT CORRECTIVE
                                                  ACTUAL                ADEQUACY PURPOSES                ACTION PROVISIONS
                                           --------------------   ------------------------------   ------------------------------
                                            CAPITAL     CAPITAL         CAPITAL          CAPITAL         CAPITAL          CAPITAL
                                             AMOUNT      RATIO           AMOUNT           RATIO           AMOUNT           RATIO
                                           ----------   -------        ----------        -------        ----------        -------
                                                                           (DOLLARS IN THOUSANDS)
As of December 31, 1998:
Total Capital to Risk-Weighted Assets....  $1,626,429   10.77%    *    $1,208,118   *     8.00%    *    $1,510,148   *    10.00%
Tier 1 Capital to Risk-Weighted Assets...  $1,293,206    8.57%    *    $  603,597   *     4.00%    *    $  905,395   *     6.00%
Tier 1 Capital to Average Assets.........  $1,293,206    7.50%    *    $  689,710   *     4.00%    *    $  862,137   *     5.00%
As of December 31, 1997:
Total Capital to Risk-Weighted Assets....  $1,431,338   10.36%    *    $1,105,280   *     8.00%    *    $1,381,600   *    10.00%
Tier 1 Capital to Risk-Weighted Assets...  $1,006,763    7.29%    *    $  552,408   *     4.00%    *    $  828,612   *     6.00%
Tier 1 Capital to Average Assets.........  $1,006,763    6.54%    *    $  615,757   *     4.00%    *    $  769,696   *     5.00%

*Represents "Greater Than or Equal To", which cannot be reproduced in EDGAR character set.

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     The Bank's investment in the combined net assets of its wholly-owned subsidiaries was $526.0 million and $20.4 million at December 31, 1998 and 1997, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $150.5 million of dividends at December 31, 1998. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by the Bank amounted to $109.0 million and $37.2 million in 1998 and 1997, respectively.

     The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 1998 and 1997, daily average reserve balances of $193 million and $200 million, respectively, were required for the Bank. At year-end 1998 and 1997, balances on deposit at the Federal Reserve Bank totaled $184 million and $224 million, respectively.

17. CONTINGENT LIABILITIES

     The Bank and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's financial position or results of operations.

18. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                             FOREIGN      DOMESTIC      CONSOLIDATED
                                                             --------    -----------    ------------
                                                                         (IN THOUSANDS)
1998
Total operating income...................................    $ 53,747    $ 1,289,417    $ 1,343,164
Total expenses...........................................      11,627      1,156,694      1,168,321
                                                             --------    -----------    -----------
Income before taxes......................................      42,120        132,723        174,843
Applicable income taxes..................................      16,741         28,545         45,286
                                                             --------    -----------    -----------
Net income...............................................    $ 25,379    $   104,178    $   129,557
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $219,883    $17,777,579    $17,997,462
                                                             ========    ===========    ===========
1997
Total operating income...................................    $ 60,823    $ 1,223,232    $ 1,284,055
Total expenses...........................................      12,884      1,119,537      1,132,421
                                                             --------    -----------    -----------
Income before taxes......................................      47,939        103,695        151,634
Applicable income taxes..................................      19,053         28,266         47,319
                                                             --------    -----------    -----------
Net income...............................................    $ 28,886    $    75,429    $   104,315
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $716,548    $15,083,379    $15,799,927
                                                             ========    ===========    ===========
1996
Total operating income...................................    $ 40,067    $ 1,092,280    $ 1,132,347
Total expenses...........................................      13,399        967,688        981,087
                                                             --------    -----------    -----------
Income before taxes......................................      26,668        124,592        151,260
Applicable income taxes..................................      10,599         37,580         48,179
                                                             --------    -----------    -----------
Net income...............................................    $ 16,069    $    87,012    $   103,081
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $835,657    $13,371,009    $14,206,666
                                                             ========    ===========    ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 1998, 1997 and 1996, identifiable foreign assets accounted for 1 percent, 5 percent and 6 percent, respectively, of total consolidated assets.

19. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 1998 and 1997, intangible assets, including goodwill resulting from business combinations, amounted to $258 million and $280 million respectively. Amortization of these intangibles amounted to $21.5 million in 1998, $24.6 million in 1997, and $14.9 million in 1996. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Bank's reported results.

     On January 29, 1998, the Bank sold its credit card portfolio to Partners First Holdings, LLC ("PFH") a corporation owned by BankBoston Corporation, First Annapolis Consulting, Inc. and Bankmont. At the time of the sale, the credit card portfolio had a carrying value of $693 million, representing less than 5 percent of the Bank's total consolidated assets. Upon completion of the sale, the Bank received cash and an equity interest in PFH, which it immediately sold for cash to Bankmont. The Bank recorded a pretax gain of $12.0 million on this transaction.

     On June 28, 1996, the Bank completed the acquisition of 54 branches previously owned by Household Bank, f.s.b. ("Household"), a wholly-owned subsidiary of Household International, Inc. The 54 branches are located throughout the metropolitan Chicago area. In addition to acquiring real and personal property, the Bank assumed certain deposit liabilities and purchased other assets, primarily consumer loans. The transaction was accounted for as a purchase and the Bank's consolidated financial statements include the results of the acquired branches from the date of acquisition. In anticipation of this transaction, on June 27, 1996 the Bank increased its capital base by $340 million, in part through the issuance of $45 million of Series B non-voting, callable perpetual preferred stock and an additional $15 million of long term subordinated debt. Both issues were purchased by Bankmont. The balance of the capital, $280 million, was provided through a direct infusion of common equity by Bankmont.

     At the closing, the Bank assumed deposits totaling $2.9 billion. In addition, the Bank acquired loans amounting to $340 million along with real property and certain other miscellaneous assets. After paying a purchase price of $277 million, the Bank received approximately $2.24 billion in cash from Household as consideration for the deposit liabilities assumed, net of assets purchased.

     The purchase price of $277 million was recorded as an intangible asset, along with certain fair value adjustments and deferred acquisition costs, resulting in goodwill and other intangibles recognized of $284 million.

     In January 1996, the Bank announced the sale of its securities custody and related trustee services business for large institutions to Citibank. After restructuring charges, the Bank recognized a $4.0 million gain on the sale. The gain was recorded net of certain anticipated costs to exit this activity, including employee termination benefits, amounting to approximately $13.0 million. Computation of the gain also included the Bank's estimated obligation to service affected customers on an interim basis. The Bank is entitled to contingent revenue in the event certain levels of customer retention were achieved by the purchaser of the business. The right to receive such revenue was included as consideration in an arrangement consummated with Bankmont during 1996 (see Note 20 to Financial Statements below).

20. RELATED PARTY TRANSACTIONS

     During 1998, 1997 and 1996, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, and purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings and interest rate and foreign exchange contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 1998, 1997 and 1996, the Bank received from BMO approximately $17.1 million, $20.9 million and $14.3 million respectively, primarily for trust services, data processing and other operations support provided by the Bank.

     In order to facilitate the Bank's exit from the securities custody and related trustee services business for large institutions, the Bank and Bankmont entered into an agreement effective December 31, 1996 whereby Bankmont assumed responsibility for potential costs (subject to limits) related to certain litigation matters involving the Bank. As part of this agreement, Bankmont incurred $1.3 million of costs in 1997 and $2.7 million of costs through the date of the agreement. Any costs incurred subsequent to December 31, 1997, exceeded the limits specified in the agreement, thus the Bank incurred these costs. In return for assuming this obligation, Bankmont received funds from a contingent revenue arrangement between the Bank and Citibank. Bankmont paid the Bank $0.5 million as consideration for accepting this arrangement in 1997, which was recorded as income.

     Effective April 3, 1995, the Bank and BMO agreed to combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 1998, 1997 and 1996 foreign exchange revenues included $6.8 million, $5.4 million and $10.0 million of net profit, respectively, under this agreement.
                                       66