Form 10-Q
period 1999-03-31
HARRIS PREFERRED CAPITAL CORP
filed 1999-05-13
CIK 1046788

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

COMMISSION FILE NUMBER 1-13805

                      HARRIS PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                                    MARYLAND
                        (State or other jurisdiction of
                         incorporation or organization)
                                   36-4183096
                                (I.R.S. Employer
                              Identification No.)

                   111 WEST MONROE STREET, CHICAGO, ILLINOIS
                    (Address of principal executive offices)
                                     60603
                                   (Zip Code)

       Registrant's telephone number, including area code: (312) 461-2121

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $1.00 par value, outstanding on May 13, 1999 was 1,000.


================================================================================

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I             FINANCIAL INFORMATION

Item 1.            Financial Statements:
                   Balance Sheets..............................................    2
                   Statements of Operations....................................    3
                   Statements of Changes in Stockholders' Equity...............    4
                   Statements of Cash Flows....................................    5
                   Notes to Financial Statements...............................    6

Item 2.            Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................    7

Part II            OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K............................    17

Signatures         ............................................................    18

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                  1999           1998          1998
                                                                ---------    ------------    ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........    $    414     $        621    $    590
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................       4,000           17,004       7,004
Notes receivable from Harris Trust and Savings Bank.........     183,354          207,935     332,197
Securities available-for-sale:
  Mortgage-backed...........................................     293,857          261,494     133,187
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................       8,350           13,690      16,763
Other assets................................................       2,622            2,646       2,591
                                                                --------     ------------    --------
     TOTAL ASSETS...........................................    $492,597     $    503,390    $492,332
                                                                ========     ============    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $     55     $         62    $    151
Dividends on common stock payable to parent.................          --            9,700          --
                                                                --------     ------------    --------
     TOTAL LIABILITIES......................................          55            9,762         151
                                                                --------     ------------    --------
Commitments and contingencies...............................          --               --          --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................     250,000          250,000     250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................           1                1           1
Additional paid-in capital..................................     240,733          240,733     241,103
Earnings in excess of distributions.........................       3,250              392       1,632
Accumulated other comprehensive income -- unrealized gains
  (losses) on available-for-sale securities.................      (1,442)           2,502        (555)
                                                                --------     ------------    --------
     TOTAL STOCKHOLDERS' EQUITY.............................     492,542          493,628     492,181
                                                                --------     ------------    --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $492,597     $    503,390    $492,332
                                                                ========     ============    ========

   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                   FROM INCEPTION
                                                                                  (JANUARY 2, 1998)
                                                                QUARTER ENDED          THROUGH
                                                                MARCH 31, 1999     MARCH 31, 1998
                                                                --------------    -----------------
                                                                          (IN THOUSANDS,
                                                                      EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell..............................      $     271           $      18
  Notes receivable from Harris Trust and Savings Bank.......          3,196               3,127
  Securities available-for-sale:
     Mortgage-backed........................................          4,238               1,220
                                                                  ---------           ---------
          Total interest income.............................          7,705               4,365
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................            151                 141
  Advisory fees paid to Harris Trust and Savings Bank.......             13                   7
  General and administrative................................             74                  24
                                                                  ---------           ---------
          Total operating expense...........................            238                 172
                                                                  ---------           ---------
Net income..................................................          7,467               4,193
Preferred dividends.........................................          4,609               2,561
                                                                  ---------           ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................      $   2,858           $   1,632
                                                                  =========           =========
Basic and diluted earnings per common share.................      $2,858.00           $1,632.00
                                                                  =========           =========
Net income..................................................      $   7,467           $   4,193
Other comprehensive income -- unrealized gains (losses) on
  available-for-sale-securities.............................         (3,944)               (555)
                                                                  ---------           ---------
Comprehensive income........................................      $   3,523           $   3,638
                                                                  =========           =========

   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                  1999         1998
                                                                  ----         ----
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Balance at January 1, 1999 and January 2, 1998,
  respectively..............................................    $493,628     $     --
  Issuance of common stock..................................          --            1
  Initial public offering of 7 3/8% Noncumulative
     Exchangable Preferred Stock, Series A, par value $1, on
     February 11, 1998......................................          --      250,000
  Contribution to capital surplus...........................          --      241,103
  Net income................................................       7,467        4,193
  Other comprehensive income................................      (3,944)        (555)
  Dividends (preferred stock $0.4609 and $0.2561 per share,
     respectively)..........................................      (4,609)      (2,561)
                                                                --------     --------
Balance at March 31.........................................    $492,542     $492,181
                                                                ========     ========

   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 FROM INCEPTION
                                                                 QUARTER        (JANUARY 2, 1998)
                                                                  ENDED              THROUGH
                                                              MARCH 31, 1999     MARCH 31, 1998
                                                              --------------    -----------------
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................     $  7,467           $   4,193
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net decrease (increase) in other assets................           24              (2,591)
     Net (decrease) increase in accrued expenses............           (7)                151
                                                                 --------           ---------
       Net cash provided by operating activities............        7,484               1,753
                                                                 --------           ---------
INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................       13,004              (7,004)
  Purchases of notes receivable from Harris Trust and
     Savings Bank...........................................           --            (356,000)
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................       24,581              23,803
  Decrease (increase) in securing mortgage collections due
     from Harris Trust and Savings Bank.....................        5,340             (16,763)
  Purchases of securities available-for-sale................      (39,863)           (134,442)
  Proceeds from maturities of securities
     available-for-sale.....................................        3,556                 700
                                                                 --------           ---------
       Net cash provided (used) by investing activities.....        6,618            (489,706)
                                                                 --------           ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock.................           --             250,000
  Proceeds from issuance of common stock....................           --                   1
  Contribution to additional paid-in capital, net of
     acquisition costs......................................           --             241,103
  Cash dividends paid on preferred stock....................       (4,609)             (2,561)
  Cash dividends paid on common stock.......................       (9,700)                 --
                                                                 --------           ---------
       Net cash (used) provided by financing activities.....      (14,309)            488,543
                                                                 --------           ---------
  Net (decrease) increase in cash on deposit with Harris
     Trust and Savings Bank.................................         (207)                590
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          621                  --
                                                                 --------           ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................     $    414           $     590
                                                                 ========           =========

   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying Real Estate Investment Trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate trust. Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank, owns 100% of the Company's common stock.

     The accompanying financial statements have been prepared by management from the books and records of the Company, without audit by independent certified public accountants. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company's 1998 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.

2. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At March 31, 1999, there is no pending litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a REIT, liquidity, provision for loan losses, capital resources, investment activities and Year 2000 statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

     The Company's net income for the first quarter of 1999 was $7.4 million compared to $4.2 million in the first quarter of 1998.

     First quarter 1999 interest income on the Notes totaled $3.2 million and yielded 6.4% on $200 million of average principal outstanding for the quarter compared to $3.1 million and a 6.67% yield on $352 million average principal outstanding from February 11, 1998 through March 31, 1998. Interest income on securities available-for-sale for the current quarter was $4.2 million resulting in a yield of 6.48% on an average balance of $261 million, compared to $1.2 million with a yield of 6.83% on an average balance of $134 million for the same period a year ago. The average outstanding balance of the Securing Mortgage Loans for first quarter 1999 and 1998 was $245 million and $430 million, respectively. There were no Company borrowings during the quarter.

     First quarter 1999 operating expenses totaled $238 thousand, an increase of $66 thousand or 38% from the first quarter of 1998. Loan servicing expenses totaled $151 thousand, an increase of $10 thousand or 7% from the prior year's first quarter. Advisory fees of $13 thousand increased by $6 thousand or 86% over first quarter 1998. General and administrative expenses totaled $74 thousand, and increase of $50 thousand or 208% over first quarter 1998. Generally, the higher operating expenses in first quarter 1999 are attributable to substantial operating activities not commencing until February 11, 1998.

     On March 30, 1999, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on March 15, 1999, as declared on March 9, 1999. On February 26, 1998, the Company declared a cash dividend of $0.2561 per share on outstanding preferred shares to stockholders of record on March 15, 1998. The dividend of $2.6 million was subsequently paid on March 30, 1998. On January 28, 1999, the Company paid cash dividends of $9.7 million on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on December 10, 1998.

     At March 31, 1999 and 1998, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional notes or other qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional notes or other qualifying assets is funded with the proceeds obtained from repayment of principal balances by individual mortgagees. The payment of dividends on the Preferred Shares will be made from legally available funds, principally arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the Notes and mortgage-backed securities. The Company does not have and does not anticipate having, any material capital expenditures.

     In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its adjusted REIT taxable income, as provided for under the Internal Revenue Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 95% or more of its adjusted REIT taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs.

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds during the current quarter were $25 million provided by principal payments on the Notes and $4 million from the maturities of securities available-for-sale. In the prior year's quarter ended March 31, 1998, the primary sources of funds were $250 million from the issuance of Preferred Shares and $241 million additional capital contributed by the Bank, net of acquisition costs. Additional significant sources of funds were $30 million provided by principal payments on the Notes, net of the change in securing mortgage collections due from the Bank. The primary uses of funds for the first quarter 1999 were $40 million in purchases of securities available-for-sale and $4.6 million and $9.7 million in preferred stock dividends and common stock dividends paid, respectively. For the prior year's first quarter the primary uses of funds were $349 million in purchases of Notes, net of repayments and the change in securing mortgage collections due from the Bank, $134 million in purchases of securities available-for-sale, and $2.6 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     As described in the Company's 1998 Form 10-K, the Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 1998.

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

     The Company utilizes and is dependent upon the Bank's data processing systems and software to conduct its business. Management of the Company and the Bank recognize the need to ensure that the Company's operations will not be adversely impacted by year 2000 issues and is managing the related operational risk accordingly. The Bank and its ultimate parent company, Bank of Montreal, have undertaken an enterprise-wide initiative to address the year 2000 issue and have developed a comprehensive plan to prepare, as appropriate, the Bank's computer and other systems to recognize the date change on January 1, 2000. An assessment of the readiness of third parties that the Bank interfaces with, such as vendors, counterparties, customers, payment systems, and others, is ongoing to mitigate the potential risks that year 2000 poses to the

Bank. In addition, the Bank is assessing the readiness of companies that have borrowed from it to ensure that incremental year 2000-related credit risks are addressed as part of the Bank's existing credit risk management framework. The Bank's objective is to try to ensure that all aspects of the year 2000 issue affecting the Bank, including those related to the efforts of third parties, will be fully resolved in time. However, it is not possible to be sure that all aspects of the year 2000 issue that may affect the Bank, including those related to the effects of customers, suppliers, or other third parties with whom the Bank conducts business, will not have a material impact on the Bank's operations or financial condition. The Bank has consistently maintained contingency plans for mission critical systems and business processes to protect the Bank's assets against unplanned events that would prevent normal operations. The millennium changeover presents unique risks, some of which would not be effectively addressed by the existing plans. The Bank is examining these risks and developing additional plans to mitigate the effect of potential impacts and ensure continuity of operation throughout the year 2000 and beyond. The use of the existing contingency planning infrastructure will assist in providing optimum coverage and re-usability of existing arrangements and responsibility assignments. The Bank completed all year 2000-specific contingency plans by April 30, 1999 with related testing to continue throughout the year.

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

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for Harris Trust and Savings Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                      MARCH 31
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                   (IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $161,094    $165,153
Money market assets:
  Deposits at banks.........................................         374       6,349
  Federal funds sold and securities purchased under
    agreement to resell.....................................       2,493       1,852
Trading account.............................................         940         734
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      75,531      59,692
  State and municipal.......................................         604       1,048
  Other.....................................................         378         316
                                                                --------    --------
  Total interest income.....................................     241,414     235,144
                                                                --------    --------
INTEREST EXPENSE
Deposits....................................................      87,186      83,001
Short-term borrowings.......................................      42,533      41,037
Senior notes................................................      13,104       9,597
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,610       2,561
Long-term notes.............................................       3,582       5,347
                                                                --------    --------
  Total interest expense....................................     151,015     141,543
                                                                --------    --------
NET INTEREST INCOME.........................................      90,399      93,601
Provision for loan losses...................................       5,885       4,991
                                                                --------    --------
Net Interest Income after Provision for Loan Losses.........      84,514      88,610
                                                                --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      28,816      26,107
Money market and bond trading...............................       1,839       1,476
Foreign exchange............................................       2,514       1,650
Merchant and charge card fees...............................       5,994       7,170
Service fees and charges....................................      24,752      23,654
Securities gains............................................       7,618       7,964
Gain on sale of credit card portfolio.......................          --      12,000
Bank-owned insurance investments............................       9,826       4,056
Foreign fees................................................       5,539       5,426
Other.......................................................      10,159       4,356
                                                                --------    --------
  Total noninterest income..................................      97,057      93,859
                                                                --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      70,402      63,525
Pension, profit sharing and other employee benefits.........      13,914      11,512
Net occupancy...............................................       6,345       9,793
Equipment...................................................      12,995      10,887
Marketing...................................................       5,698       5,070
Communication and delivery..................................       6,201       5,460
Expert services.............................................       7,090       6,429
Contract programming........................................       3,305       4,610
Other.......................................................          68       5,945
                                                                --------    --------
                                                                 126,018     123,231
Goodwill and other valuation intangibles....................       5,540       5,544
                                                                --------    --------
  Total noninterest expenses................................     131,558     128,775
                                                                --------    --------
Income before income taxes..................................      50,013      53,694
Applicable income taxes.....................................      12,902      16,926
                                                                --------    --------
  NET INCOME................................................    $ 37,111    $ 36,768
                                                                ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   3.71    $   3.68
                                                                ========    ========

  The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                     MARCH 31
                                                                -------------------
                                                                  1999       1998
                                                                  ----       ----
                                                                  (IN THOUSANDS)
Net income..................................................    $ 37,111    $36,768
Other comprehensive income:
  Unrealized gains on available-for-sale securities:
     Unrealized holding gains/(losses) arising during the
      period, net of tax (benefit)/expense of ($25,437) in
      1999 and $1,654 in 1998...............................     (38,441)     2,680
     Less reclassification adjustment for realized gains
      included in income statement, net of tax expense of
      $2,963 in 1999 and $3,098 in 1998.....................      (4,655)    (4,866)
                                                                --------    -------
  Other comprehensive loss..................................     (43,096)    (2,186)
                                                                --------    -------
Comprehensive (loss) income.................................    $ (5,985)   $34,582
                                                                ========    =======

  The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                           MARCH 31      DECEMBER 31     MARCH 31
                                                             1999           1998           1998
                                                           --------      -----------     --------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............    $ 1,239,015    $ 1,434,619    $ 1,038,828
Money market assets:
  Interest-bearing deposits at banks..................        137,061         98,929        290,921
  Federal funds sold and securities purchased under
     agreement to resell..............................         87,250        151,575         82,000
Trading account assets................................         64,411        120,668         45,783
Securities available-for-sale.........................      5,455,837      5,295,498      4,266,201
Loans.................................................      9,491,564      9,306,607      8,716,586
Allowance for possible loan losses....................       (109,979)      (108,280)      (101,318)
                                                          -----------    -----------    -----------
  Net loans...........................................      9,381,585      9,198,327      8,615,268
Premises and equipment................................        295,201        284,962        231,984
Customers' liability on acceptances...................         40,893         30,829         46,688
Bank-owned insurance investments......................        735,128        725,302        447,018
Goodwill and other valuation intangibles..............        254,549        257,627        266,411
Other assets..........................................        470,263        399,126        366,891
                                                          -----------    -----------    -----------
       TOTAL ASSETS...................................    $18,161,193    $17,997,462    $15,697,993
                                                          ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices - noninterest bearing....    $ 2,699,556    $ 3,382,309    $ 2,674,863
                             - interest-bearing.......      6,356,686      6,859,778      5,585,785
Deposits in foreign offices  - noninterest bearing....         26,371         69,215         18,701
                             - interest-bearing.......      1,796,029        866,394      1,284,496
                                                          -----------    -----------    -----------
       Total deposits.................................     10,878,642     11,177,696      9,563,845
Federal funds purchased and securities sold under
  agreement to repurchase.............................      3,534,582      3,642,049      3,599,510
Other short-term borrowings...........................        661,025        166,510          2,666
Senior notes..........................................      1,022,000        940,000        468,000
Acceptances outstanding...............................         40,893         30,829         46,688
Accrued interest, taxes and other expenses............        128,348        141,431        120,044
Other liabilities.....................................        107,897         90,550         72,947
Minority interest -- preferred stock of subsidiary....        250,000        250,000        250,000
Long-term notes.......................................        225,000        225,000        325,000
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES..............................     16,848,387     16,664,065     14,448,700
                                                          -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized, issued and
  outstanding 10,000,000 shares.......................        100,000        100,000        100,000
Surplus...............................................        608,510        608,116        592,461
Retained earnings.....................................        616,084        593,973        554,030
Accumulated other comprehensive (loss) income.........        (11,788)        31,308          2,802
                                                          -----------    -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY.....................      1,312,806      1,333,397      1,249,293
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....    $18,161,193    $17,997,462    $15,697,993
                                                          ===========    ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 1999         1998
                                                                 ----         ----
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $1,333,397   $1,279,431
  Net income................................................      37,111       36,768
  Contributions to capital..................................         394          280
  Dividends -- common stock.................................     (15,000)     (65,000)
  Other comprehensive loss..................................     (43,096)      (2,186)
                                                              ----------   ----------
BALANCE AT MARCH 31.........................................  $1,312,806   $1,249,293
                                                              ==========   ==========

  The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  QUARTER ENDED MARCH 31
                                                                --------------------------
                                                                   1999           1998
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    37,111    $    36,768
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................          5,885          4,991
  Depreciation and amortization, including intangibles......         16,193         14,754
  Deferred tax (benefit) expense............................          2,459          5,766
  Gain on sales of securities...............................         (7,618)        (7,964)
  Gain on sale of credit card portfolio.....................             --        (12,000)
  Trading account net sales.................................         56,257          7,426
  Net decrease in interest receivable.......................          7,265         20,912
  Net increase in interest payable..........................          8,327         10,315
  Net decrease (increase) in loans held for resale..........         65,982        (64,587)
  Other, net................................................         (6,738)       (29,298)
                                                                -----------    -----------
     Net cash provided (used) by operating activities.......        185,123        (12,917)
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
     banks..................................................        (38,132)       307,141
  Net decrease (increase) in Federal funds sold and
     securities purchased under agreement to resell.........         64,325        (10,275)
  Proceeds from sales of securities available-for-sale......        329,919        961,345
  Proceeds from maturities of securities
     available-for-sale.....................................      1,888,647      3,521,305
  Purchases of securities available-for-sale................     (2,442,783)    (4,865,118)
  Net increase in loans.....................................       (255,125)      (534,693)
  Proceeds from sales of premises and equipment.............             14         11,967
  Purchases of premises and equipment.......................        (20,906)       (23,921)
  Net increase in bank-owned insurance investments..........         (9,826)      (179,556)
  Other, net................................................        (51,854)        24,384
                                                                -----------    -----------
     Net cash used by investing activities..................       (535,721)      (787,421)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net decrease in deposits..................................       (299,054)    (1,095,740)
  Net (decrease) increase in Federal funds purchased and
     securities sold under agreement to repurchase..........       (107,467)       905,910
  Net increase (decrease) in short-term borrowings..........        494,515       (498,361)
  Proceeds from issuance of senior notes....................        847,000      2,448,000
  Repayment of senior notes.................................       (765,000)    (2,080,000)
  Proceeds from the sale of the credit card portfolio.......             --        722,748
  Proceeds from issuance of preferred stock of subsidiary...             --        250,000
  Cash dividends paid on common stock.......................        (15,000)       (65,000)
                                                                -----------    -----------
     Net cash provided by financing activities..............        154,994        587,557
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (195,604)      (212,781)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,434,619      1,251,609
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31....    $ 1,239,015    $ 1,038,828
                                                                ===========    ===========

  The accompanying notes to financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Trust and Savings Bank (the "Bank") is a wholly-owned subsidiary of Harris Bankcorp, Inc., a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.

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

2. LEGAL PROCEEDINGS

     The Bank and its subsidiaries are a defendant in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's consolidated financial position.

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statement of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the three months ended March 31, totaled $142.7 million and $131.2 million in 1999 and 1998, respectively. Cash income tax payments over the same periods totaled $9.3 million and $4.9 million, respectively.

4. ACCOUNTING CHANGES

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

SUMMARY

     The Bank had first quarter 1999 earnings of $37.1 million compared to $36.8 million in the year ago quarter. For the current quarter, annualized return on average common stockholder's equity was 11.35 percent compared to 11.70 percent in the first quarter of 1998. Annualized return on average assets was 0.84 percent compared to 0.95 percent a year ago.

     First quarter net interest income on a fully taxable equivalent basis was $94.4 million, down $3.7 million or 4 percent from $98.1 million in the year ago quarter. At the time of the January 1998 credit card sale, outstanding credit card loans amounted to approximately $700 million, resulting in a reduction in net interest income compared to first quarter 1998. Average earning assets rose 13 percent to $14.95 billion from $13.24 billion in 1998, primarily attributable to an increase of $1.03 billion in average loans and $1.21 billion in the investment securities portfolio, somewhat offset by a decline in interest bearing deposits at banks of $407 million. Commercial loans and residential mortgages were the most significant contributors to this growth. Net interest margin declined to 2.56 percent from 3.00 percent in the same quarter last year primarily reflecting the impact of the sale of the credit card business in first quarter 1998 and the continued rapid growth in new business.

     The first quarter provision for loan losses of $5.9 million was up $0.9 million from $5.0 million in the first quarter of 1998. Net charge-offs increased from $3.4 million to $4.2 million, primarily reflecting increased writeoffs in the commercial loan portfolio.

     Noninterest income increased $3.2 million or 3 percent to $97.1 million for first quarter 1999 from the same quarter last year. In the current quarter, service charge fees rose by $1.1 million and trust and investment management fees improved by $2.7 million compared to first quarter 1998, while money market and bond trading income increased $0.4 million. Net gains from securities sales of $7.6 million were essentially unchanged from the year ago quarter. Other sources of income, including syndication fees, revenue from bank-owned insurance investments, gains on mortgage sales and other fees, increased $11.7 million (excluding the credit card gain).

     First quarter 1999 noninterest expenses of $131.6 million increased $2.8 million or 2 percent from the year ago quarter.

     Nonperforming assets at March 31, 1999 were $43 million or 0.5 percent of total loans, compared to $16 million or 0.2 percent at December 31, 1998, and $18 million or 0.2 percent a year ago. At March 31, 1999, the allowance for possible loan losses was $110 million, equal to 1.2 percent of loans outstanding, compared to $101 million or 1.2 percent at the end of first quarter 1998. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 576 percent at March 31, 1998 to 254 percent at March 31, 1999.

     At March 31, 1999 equity capital of the Bank amounted to $1.31 billion, up from $1.25 billion one year earlier. The regulatory leverage capital ratio was
7.45 percent for the first quarter of 1999 compared to 7.98 percent in the same quarter of 1998. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 1999 Tier 1 and total risk-based capital ratios were 8.59 percent and 10.77 percent compared to respective ratios of 8.70 percent and 11.72 percent at March 31, 1998.

PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) EXHIBITS:

          27  Financial Data Schedule

         (B) REPORTS ON FORM 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 1999.

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