Form 10-Q
period 1999-06-30
HARRIS PREFERRED CAPITAL CORP
filed 1999-08-13
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                         COMMISSION FILE NUMBER 1-13805

                      HARRIS PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


               MARYLAND                                        36-4183096
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
             or organization)

    111 WEST MONROE STREET,                                      60603
       CHICAGO, ILLINOIS                                       (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (312) 461-2121

                           -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]       No [ ]

The number of shares of Common Stock, $1.00 par value, outstanding on August 13, 1999 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Balance Sheets..............................................    2
         Statements of Operations....................................    3
         Statements of Changes in Stockholders' Equity...............    4
         Statements of Cash Flows....................................    5
         Notes to Financial Statements...............................    6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    6
Part II  OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K............................   18
Signatures...........................................................   18

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                      JUNE 30, 1999   DECEMBER 31, 1998   JUNE 30, 1998
                                                      -------------   -----------------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings
  Bank..............................................    $    812          $    621          $    341
Securities purchased from Harris Trust and Savings
  Bank under agreement to resell....................       4,000            17,004             5,001
Notes receivable from Harris Trust and Savings
  Bank..............................................     162,602           207,935           287,894
Securities available-for-sale:
  Mortgage-backed...................................     307,529           261,494           165,982
  U.S. Treasury.....................................          --                --            19,780
Securing mortgage collections due from Harris Trust
  and Savings Bank..................................       6,608            13,690            14,335
Other assets........................................       2,652             2,646             2,660
                                                        --------          --------          --------
  Total assets......................................    $484,203          $503,390          $495,993
                                                        ========          ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses....................................    $     92          $     62          $     91
Dividends on common stock payable to parent.........          --             9,700                --
                                                        --------          --------          --------
  Total liabilities.................................          92             9,762                91
                                                        --------          --------          --------
Commitments and contingencies.......................          --                --                --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000; 20,000,000 shares authorized, 10,000,000
  shares issued and outstanding.....................     250,000           250,000           250,000
Common stock ($1 par value); 1,000 shares
  authorized, issued and outstanding................           1                 1                 1
Additional paid-in capital..........................     240,733           240,733           240,733
Earnings in excess of distributions.................       6,247               392             4,409
Accumulated other comprehensive income -- unrealized
  gains (losses) on available-for-sale securities...     (12,870)            2,502               759
                                                        --------          --------          --------
  Total stockholders' equity........................     484,111           493,628           495,902
                                                        --------          --------          --------
  Total liabilities and stockholders' equity........    $484,203          $503,390          $495,993
                                                        ========          ========          ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                                            FROM INCEPTION
                                                QUARTER ENDED JUNE 30      SIX MONTHS      (JANUARY 2, 1998)
                                                ----------------------        ENDED             THROUGH
                                                  1999         1998       JUNE 30, 1999      JUNE 30, 1998
                                                  ----         ----       -------------    -----------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to
     resell.................................    $     229    $     309      $     500          $     327
  Notes receivable from Harris Trust and
     Savings Bank...........................        2,825        5,061          6,021              8,188
  Securities available-for-sale:
     Mortgage-backed........................        4,779        2,276          9,017              3,496
     U.S. Treasury..........................                        34                                34
                                                ---------    ---------      ---------          ---------
          Total interest income.............        7,833        7,680         15,538             12,045
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust
     and Savings Bank.......................          133          239            284                380
  Advisory fees paid to Harris Trust and
     Savings Bank...........................           19           11             32                 18
  General and administrative................           75           44            149                 68
                                                ---------    ---------      ---------          ---------
          Total operating expenses..........          227          294            465                466
                                                ---------    ---------      ---------          ---------
Net income..................................        7,606        7,386         15,073             11,579
Preferred dividends.........................        4,609        4,609          9,218              7,170
                                                ---------    ---------      ---------          ---------
NET INCOME AVAILABLE TO COMMON
  STOCKHOLDER...............................    $   2,997    $   2,777      $   5,855          $   4,409
                                                =========    =========      =========          =========
Basic and diluted earnings per common
  share.....................................    $2,997.00    $2,777.00      $5,854.00          $4,409.00
                                                =========    =========      =========          =========
Net income..................................    $   7,606    $   7,386      $  15,073          $  11,579
Other comprehensive income -- unrealized
  gains (losses) on
  available-for-sale-securities.............      (11,428)       1,314        (15,372)               759
                                                ---------    ---------      ---------          ---------
Comprehensive income........................    $  (3,822)   $   8,700      $    (299)         $  12,338
                                                =========    =========      =========          =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                  1999        1998
                                                                  ----        ----
                                                                (IN THOUSANDS EXCEPT
                                                                  PER SHARE DATA)
Balance at January 1, 1999 and January 2, 1998..............    $493,628    $     --
  Issuance of common stock..................................          --           1
  Initial public offering of 7 3/8% Noncumulative
     Exchangable Preferred Stock, Series A, par value $1, on
     February 11, 1998......................................          --     250,000
  Contribution to capital surplus...........................          --     240,733
  Net income................................................      15,073      11,579
  Other comprehensive income................................     (15,372)        759
  Dividends (preferred stock $0.9218 and $0.7170 per share,
     respectively)..........................................      (9,218)     (7,170)
                                                                --------    --------
Balance at June 30, 1999....................................    $484,111    $495,902
                                                                ========    ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  FROM INCEPTION
                                                                 SIX MONTHS      (JANUARY 2, 1998)
                                                                    ENDED             THROUGH
                                                                JUNE 30, 1999      JUNE 30, 1998
                                                                -------------    -----------------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................      $ 15,073           $  11,579
Adjustments to reconcile net income to net cash provided by
  operating activities:
Net decrease (increase) in other assets.....................            (6)             (2,660)
Net (decrease) increase in accrued expenses.................            30                  91
                                                                  --------           ---------
     Net cash provided by operating activities..............        15,097               9,010
                                                                  --------           ---------
INVESTING ACTIVITIES:
Net decrease (increase) in securities purchased from Harris
  Trust and Savings Bank under agreement to resell..........        13,004              (5,001)
Purchases of notes receivable from Harris Trust and Savings
  Bank......................................................            --            (356,000)
Repayments of notes receivable from Harris Trust and Savings
  Bank......................................................        45,333              68,106
Decrease (increase) in securing mortgage collections due
  from Harris Trust and Savings Bank........................         7,082             (14,335)
Purchases of securities available-for-sale..................       (70,691)           (188,647)
Proceeds from maturities of securities available-for-sale...         9,284               3,644
                                                                  --------           ---------
     Net cash provided (used) by investing activities.......         4,012            (492,233)
                                                                  --------           ---------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock...................            --             250,000
Proceeds from issuance of common stock......................            --                   1
Contribution to additional paid-in capital, net of
  acquisition costs.........................................            --             240,733
Cash dividends paid on preferred stock......................         9,218              (7,170)
Cash dividends paid on common stock.........................        (9,700)                 --
                                                                  --------           ---------
     Net cash (used) provided by financing activities.......       (18,918)            483,564
                                                                  --------           ---------
Net increase in cash on deposit with Harris Trust and
  Savings Bank..............................................           191                 341
Cash on deposit with Harris Trust and Savings Bank at
  beginning of period.......................................           621                  --
                                                                  --------           ---------
Cash on deposit with Harris Trust and Savings Bank at end of
  period....................................................      $    812           $     341
                                                                  ========           =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying Real Estate Investment Trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate trust. Harris Capital Holdings, Inc., a wholly-owned subsidiary of the Bank, owns 100% of the Company's common stock.

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

2. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At June 30, 1999, there is no pending litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD -- LOOKING INFORMATION

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

RESULTS OF OPERATIONS

  QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

     The Company's net income for the second quarter of 1999 was $7.6 million compared to $7.4 million in the second quarter of 1998.

     Second quarter 1999 interest income on the Notes totaled $2.8 million and yielded 6.4% on $177 million of average principal outstanding for the quarter compared to $5.1 million and a 6.4% yield on $316 million average principal outstanding for second quarter 1998. The decrease is attributable to the reduction in the Note balance. Interest income on securities available-for-sale for the current quarter was $4.8 million resulting in a yield of 6.6% on an average balance of $289 million, compared to $2.3 million with a yield of 6.6% on an average balance of $139 million for the same period a year ago, primarily attributable to an increase of $125 million in the investment security portfolio. The average outstanding balance of the Securing Mortgage Loans for second quarter 1999 and 1998 was $217 million and $377 million, respectively. There were no Company borrowings during the quarter.

     Second quarter 1999 operating expenses totaled $227 thousand, a decrease of $67 thousand or 23% from the second quarter of 1998. Loan servicing expenses totaled $133 thousand, a decrease of $106 thousand or 44% from the prior year's second quarter, attributable to the reduction in loan servicing fees payable to the Bank, which is due to the reduction in the principal balance of the Notes. Advisory fees of $19 thousand increased by $8 thousand or 64% over second quarter 1998. General and administrative expenses totaled $75 thousand, an increase of $31 thousand or 70% over second quarter 1998, primarily attributable to operating activities not commencing until February 11, 1998.

     At June 30, 1999 and 1998, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

  SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE PERIOD FROM INCEPTION (JANUARY 2, 1998) THROUGH JUNE 30, 1998

     The Company's net income for the six months ended June 30, 1999 was $15.1 million. This represented a $3.5 million or 30% increase from 1998 earnings of $11.6 million.

     Interest income on the Notes for the six months ended June 30, 1999 totaled $6 million and yielded 6.4% on $188 million of average principal outstanding compared to $8.2 million and a 6.4% yield on $329 million average principal outstanding for the period from February 11, 1998 through June 30, 1998. The decrease is attributable to the $125 million reduction in the Note balance. Interest income on securities available-for-sale for the six months ended June 30, 1999 was $9 million resulting in a yield of 6.5% on an average balance of $275 million, compared to $3.5 million with a yield of 6.6% on an average balance of $137 million for the period from February 11, 1998 through June 30, 1998. The increase is attributable to an increase of $118 million in the investment security portfolio. The average outstanding balance of the Securing Mortgage Loans for the same period was $231 million and $350 million, respectively. There were no Company borrowings during this period

     Operating expenses for the six months ended June 30, 1999 totaled $465 thousand, a decrease of $1 thousand from the period from February 11, 1998 through June 30, 1998. Loan servicing expenses for the six months ended June 30, 1999 totaled $284 thousand, a decrease of $96 thousand or 25% from the period from February 11, 1998 through June 30, 1998. This decrease is attributable to the reduction in loan servicing fees payable to Harris Trust and Savings Bank, which is due to the reduction in the principal balance of the Notes. Advisory fees for the six months ended June 30, 1999 were $32 thousand compared to $14 thousand over the period from February 11, 1998 through June 30, 1998, primarily attributable to an increase in costs due to other units of the Bank. General and administrative expenses for the same period totaled $149 thousand, an increase of $81 thousand or 119% over the period from February 11, 1998 through June 30, 1998. Generally, the higher general and administrative expenses in 1999 are attributable to substantial operating activities not commencing until February 11, 1998.

     On June 30, 1999, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 1999, as declared on June 3, 1999. On May 28, 1998, the Company declared a cash dividend of $0.46094 per share on outstanding preferred shares to stockholders of record on June 15, 1998. The dividend of $4.6 million was subsequently paid on June 30, 1998. On January 28, 1999, the Company paid cash dividends of $9.7 million on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on December 10, 1998. On a year-to-date basis, the Company has declared and paid $9.2 million of dividends to holders of Preferred Shares for the six months ended June 30, 1999 compared to $7.2 million of dividends paid for the period from inception (January 2, 1998) through June 30, 1998.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds during the six months ended June 30, 1999 were $45 million provided by principal payments on the Notes and $9 million from the maturities of securities available-for-sale. In the prior period ended June 30, 1998, the primary sources of funds were $250 million from the issuance of Preferred Shares and $241 million additional capital contributed by the Bank, net of acquisition costs. Additional significant sources of funds were $54 million provided by principal payments on the Notes. The primary uses of funds for the six months ended June 30, 1999 was $71 million in purchases of securities available-for-sale and $9.2 million and $9.7 million in preferred stock dividends and common stock dividends paid, respectively. For the period ended June 30, 1998, the primary uses of funds were $302 million in purchases of Notes, net of repayments and the change in securing mortgage collections due from the Bank, $185 million in net purchases of securities available-for-sale, and $7.2 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     As described in the Company's 1998 Form 10-K, the Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 1998.

YEAR 2000

     A critical issue has emerged in the REIT industry and for the economy overall regarding how existing application software programs, operating systems and other date sensitive assets can accommodate the date value for the year 2000. The year 2000 issue is pervasive, as almost all companies use date-sensitive systems which could be affected to some degree by the rollover of the two-digit year from 99 to 00. Potential risks of not addressing this issue include business interruption, financial loss, reputation loss and/or legal liability.

     The Company utilizes and is dependent upon the Bank's data processing systems and software to conduct its business. Management of the Company and the Bank recognize the need to ensure that the Company's operations will not be adversely impacted by year 2000 issues and is managing the related operational risk accordingly. The Bank's systems and other date sensitive assets have been updated to manage the Year 2000 date issue seamlessly, and the Bank anticipates that the transition will be a non-event for its customers. The Bank has assessed and continues to monitor the readiness of third parties that it interfaces with, such as vendors, counterparties, customers, and payment systems, to mitigate the potential risks that Year 2000 poses. In addition, the Bank has assessed the readiness of companies that have borrowed from or are counterparties of the Bank or its subsidiaries to ensure that incremental Year 2000-related credit risks are addressed as part of the Corporation's existing credit risk management framework. While the Bank's objective is to ensure that all aspects of the Year 2000 issue affecting the Bank, will be fully resolved on time, it is not possible to be completely certain that all aspects of the year 2000 issue that may affect the Bank, particularly those related to the effects of customers, suppliers, or other third parties with whom the Bank conducts business, will be addressed in their entirety. Accordingly, the Bank has incorporated Y2K risks into their regular contingency plans that protect their systems and business processes against unplanned events that would prevent normal operations. The Bank then tested these modified contingency plans.

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

     The process for year 2000 compliance has followed four major phases: inventory, impact assessment and plan, implementation, and integration testing. The implementation phase includes remediation, validation, conversion, and replacement or retirement of the asset. Integration testing is to confirm that the business functions work accurately and without disruption under year 2000-specific dates, with all applications functioning correctly with interfaces and infrastructure. All four phases have been completed for all critical business applications. The costs incurred in addressing the year 2000 problem are borne by the Bank.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED          SIX MONTHS ENDED
                                                                      JUNE 30                 JUNE 30
                                                                --------------------    --------------------
                                                                  1999        1998        1999        1998
                                                                  ----        ----        ----        ----
                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $165,746    $170,202    $326,840    $335,356
Money market assets:
  Deposits at banks.........................................         581       1,849         956       8,198
  Federal funds sold and securities purchased under
    agreement to resell.....................................       2,750       1,786       5,243       3,638
Trading account.............................................         909         806       1,848       1,540
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      80,196      64,854     155,727     124,546
  State and municipal.......................................         461         809       1,065       1,858
  Other.....................................................         367         316         745         631
                                                                --------    --------    --------    --------
  Total interest income.....................................     251,010     240,622     492,424     475,767
                                                                --------    --------    --------    --------
INTEREST EXPENSE
Deposits....................................................      84,927      87,981     172,113     170,982
Short-term borrowings.......................................      48,377      43,073      90,910      84,110
Senior notes................................................      16,385      13,910      29,489      23,507
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609       9,218       7,170
Long-term notes.............................................       3,561       4,761       7,143      10,108
                                                                --------    --------    --------    --------
         Total interest expense.............................     157,859     154,334     308,873     295,877
                                                                --------    --------    --------    --------
NET INTEREST INCOME.........................................      93,151      86,288     183,551     179,890
Provision for loan losses...................................       5,906       6,985      11,791      11,976
                                                                --------    --------    --------    --------
Net Interest Income after Provision for Loan Losses.........      87,245      79,303     171,760     167,914
                                                                --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      28,726      27,938      57,542      54,046
Money market and bond trading...............................         901       3,209       2,740       4,684
Foreign exchange............................................       1,800       1,650       4,314       3,300
Merchant and charge card fees...............................       8,062       6,323      14,056      13,494
Service fees and charges....................................      25,700      24,100      50,452      47,754
Securities gains............................................       5,979       3,891      13,596      11,854
Gain on sale of credit card portfolio.......................          --          --          --      12,000
Bank-owned insurance investments............................      10,699       8,292      20,525      12,347
Foreign fees................................................       4,376       4,613       9,915      10,040
Other.......................................................       9,764       9,461      19,923      13,817
                                                                --------    --------    --------    --------
  Total noninterest income..................................      96,007      89,477     193,063     183,336
                                                                --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      71,607      65,976     142,009     129,501
Pension, profit sharing and other employee benefits.........      14,796      12,202      28,710      23,713
Net occupancy...............................................      10,024      10,547      16,368      20,340
Equipment...................................................      13,772      11,164      26,766      22,050
Marketing...................................................       6,185       6,240      11,883      11,310
Communication and delivery..................................       5,568       4,861      11,770      10,322
Expert services.............................................       8,490       6,613      15,580      13,042
Other.......................................................       1,726       3,125       5,099      13,680
                                                                --------    --------    --------    --------
                                                                 132,168     120,728     258,185     243,958
Goodwill and other valuation intangibles....................       5,658       5,181      11,198      10,725
                                                                --------    --------    --------    --------
  Total noninterest expenses................................     137,826     125,909     269,383     254,683
                                                                --------    --------    --------    --------
Income before income taxes..................................      45,426      42,871      95,440      96,567
Applicable income taxes.....................................      10,091      10,560      22,993      27,486
                                                                --------    --------    --------    --------
  Net Income................................................    $ 35,335    $ 32,311    $ 72,447    $ 69,081
                                                                ========    ========    ========    ========
Earnings per Common Share (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   3.53    $   3.23    $   7.24    $   6.91
                                                                ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                            QUARTER ENDED         SIX MONTHS ENDED
                                                               JUNE 30                JUNE 30
                                                         -------------------    --------------------
                                                           1999       1998        1999        1998
                                                           ----       ----        ----        ----
                                                                       (IN THOUSANDS)
Net income...........................................    $ 35,335    $32,311    $  72,447    $69,081
Other comprehensive income:
  Unrealized gains (losses) on available-for-sale
     securities:
     Unrealized holding gains/(losses) arising during
       the period, net of tax (benefit)/expense for
       the quarter of ($52,572) in 1999 and $7,054 in
       1998 and net of tax (benefit)/expense for the
       year-to-date period of ($78,009) in 1999 and
       $8,775 in 1998................................     (79,565)    10,675     (118,006)    13,287
     Less reclassification adjustment for realized
       gains included in income statement, net of tax
       expense for the quarter of $2,326 in 1999 and
       $1,547 in 1998 and net of tax expense for the
       year-to-date period of $5,289 in 1999 and
       $4,712 in 1998................................      (3,653)    (2,344)      (8,307)    (7,142)
                                                         --------    -------    ---------    -------
  Other comprehensive (loss) income..................     (83,218)     8,331     (126,313)     6,145
                                                         --------    -------    ---------    -------
Comprehensive (loss) income..........................    $(47,883)   $40,642    $ (53,866)   $75,226
                                                         ========    =======    =========    =======

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                           JUNE 30,      DECEMBER 31,     JUNE 30,
                                                             1999            1998           1998
                                                           --------      ------------     --------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............    $ 1,228,175    $ 1,434,619     $ 1,418,006
Money market assets:
  Interest-bearing deposits at banks..................        159,159         98,929         303,574
  Federal funds sold and securities purchased under
     agreement to resell..............................        193,550        151,575         185,800
Trading account assets................................         84,881        120,668         109,350
Securities available-for-sale.........................      5,664,104      5,295,498       4,490,777
Loans.................................................      9,659,439      9,306,607       9,223,491
Allowance for possible loan losses....................       (110,414)      (108,280)       (103,410)
                                                          -----------    -----------     -----------
  Net loans...........................................      9,549,025      9,198,327       9,120,081
Premises and equipment................................        306,760        284,962         242,826
Customers' liability on acceptances...................         45,488         30,829          39,065
Bank-owned insurance investments......................        744,670        725,302         705,310
Goodwill and other valuation intangibles..............        249,724        257,627         262,704
Other assets..........................................        475,884        399,126         427,306
                                                          -----------    -----------     -----------
          TOTAL ASSETS................................    $18,701,420    $17,997,462     $17,304,799
                                                          ===========    ===========     ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...    $ 3,031,983    $ 3,382,309     $ 3,079,488
                              -- interest-bearing.....      6,552,992      6,859,778       6,317,673
Deposits in foreign offices -- noninterest bearing....         25,877         69,215          27,188
                            -- interest-bearing.......      1,914,429        866,394       1,468,028
                                                          -----------    -----------     -----------
          Total deposits..............................     11,525,281     11,177,696      10,892,377
Federal funds purchased and securities sold under
  agreement to repurchase.............................      3,592,929      3,642,049       3,402,804
Other short-term borrowings...........................        253,284        166,510         148,290
Senior notes..........................................      1,385,500        940,000         868,000
Acceptances outstanding...............................         45,534         30,829          39,065
Accrued interest, taxes and other expenses............        127,764        141,431         118,417
Other liabilities.....................................         45,399         90,550          85,622
Minority interest- preferred stock of subsidiary......        250,000        250,000         250,000
Long-term notes.......................................        225,000        225,000         225,000
                                                          -----------    -----------     -----------
          TOTAL LIABILITIES...........................     17,450,691     16,664,065      16,029,575
                                                          -----------    -----------     -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....        100,000        100,000         100,000
Surplus...............................................        609,314        608,116         601,594
Retained earnings.....................................        636,420        593,973         562,497
Accumulated other comprehensive (loss) income.........        (95,005)        31,308          11,133
                                                          -----------    -----------     -----------
          TOTAL STOCKHOLDER'S EQUITY..................      1,250,729      1,333,397       1,275,224
                                                          -----------    -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDER'S
            EQUITY....................................    $18,701,420    $17,997,462     $17,304,799
                                                          ===========    ===========     ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   1999          1998
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,333,397    $1,279,431
  Net income................................................        72,447        69,081
  Contributions to capital..................................         1,198           567
  Dividends -- common stock.................................       (30,000)      (80,000)
  Other comprehensive (loss) income.........................      (126,313)        6,145
                                                                ----------    ----------
BALANCE AT JUNE 30..........................................    $1,250,729    $1,275,224
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                --------------------------
                                                                   1999           1998
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    72,447    $    69,081
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
Provision for loan losses...................................         11,791         11,976
Depreciation and amortization, including intangibles........         32,535         29,051
Deferred tax expense (benefit)..............................          3,720           (745)
Gain on sales of securities.................................        (13,597)       (11,854)
Gain on sale of credit card portfolio.......................             --        (12,000)
Trading account net sales (purchases).......................         35,787        (56,141)
Net (increase) decrease in interest receivable..............         (1,908)         8,894
Net increase in interest payable............................          6,924          8,136
Net decrease (increase) in loans held for resale............        134,538        (98,910)
Other, net..................................................        (22,197)       (29,589)
                                                                -----------    -----------
     Net cash provided (used) by operating activities.......        260,040        (82,101)
                                                                -----------    -----------
INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits at
  banks.....................................................        (60,230)       294,488
Net increase in Federal funds sold and securities purchased
  under agreement to resell.................................        (41,975)      (114,075)
Proceeds from sales of securities available-for-sale........        583,298      1,213,321
Proceeds from maturities of securities available-for-sale...      4,684,157      5,114,228
Purchases of securities available-for-sale..................     (5,832,076)    (6,916,870)
Net increase in loans.......................................       (497,027)    (1,012,168)
Proceeds from sales of premises and equipment...............             27         22,605
Purchases of premises and equipment.........................        (43,162)       (54,450)
Net increase in bank-owned insurance investments............        (19,367)      (437,847)
Other, net..................................................        (40,868)       (10,741)
                                                                -----------    -----------
     Net cash used by investing activities..................     (1,267,223)    (1,901,509)
                                                                -----------    -----------
FINANCING ACTIVITIES:
Net increase in deposits....................................        347,585        232,792
Net (decrease) increase in Federal funds purchased and
  securities sold under agreement to repurchase.............        (49,120)       709,204
Net increase (decrease) in short-term borrowings............         86,774       (352,737)
Proceeds from issuance of senior notes......................      3,246,000      4,960,000
Repayment of senior notes...................................     (2,800,500)    (4,192,000)
Repayment of long term notes................................             --       (100,000)
Proceeds from the sale of the credit card portfolio.........             --        722,748
Proceeds from issuance of preferred stock of subsidiary.....             --        250,000
Cash dividends paid on common stock.........................        (30,000)       (80,000)
                                                                -----------    -----------
     Net cash provided by financing activities..............        800,739      2,150,007
                                                                -----------    -----------
     NET (DECREASE) INCREASE IN CASH AND DEMAND BALANCES DUE
      FROM BANKS............................................       (206,444)       166,397
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,434,619      1,251,609
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30.....    $ 1,228,175    $ 1,418,006
                                                                ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

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

2. LEGAL PROCEEDINGS

     The Bank and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's consolidated financial position.

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30 totaled $301.9 million and $287.7 million in 1999 and 1998, respectively. Cash income tax payments over the same periods totaled $34.0 million and $23.4 million, respectively.

4. ACCOUNTING CHANGES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Bank is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                                FINANCIAL REVIEW

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

SUMMARY

     The Bank had second quarter 1999 earnings of $35.3 million, an increase of $3.0 million or 9 percent from second quarter 1998. For the current quarter, annualized return on average common stockholder's equity was 10.86 percent compared to 10.27 percent in the second quarter of 1998. Annualized return on average assets was 0.77 percent compared to 0.79 percent a year ago.

     Second quarter net interest income on a fully taxable equivalent basis was $97.2 million, up $6.5 million or 7 percent from $90.7 million in 1998's second quarter. Average earning assets rose 13 percent to $15.62 billion from $13.78 billion in 1998, primarily attributable to an increase of $549 million in average loans and $1.24 billion in the investment securities portfolio, somewhat offset by a decline in interest bearing deposits at banks of $125 million. Commercial and residential real estate lending were strong contributors to the growth in loans. Net interest margin declined to 2.49 percent from 2.64 percent in the same quarter last year primarily reflecting continued growth in new business and the relatively higher cost of additional funding to support the asset growth.

     The second quarter provision for loan losses of $5.9 million was down $1.1 million from $7.0 million in the second quarter of 1998. Net charge-offs increased from $4.8 million to $5.5 million, primarily reflecting increased writeoffs in the commercial loan portfolio.

     Noninterest income increased $6.5 million or 7 percent to $96.0 million for second quarter 1999 from the same quarter last year. In the current quarter, service charge fees rose by $1.6 million or 7 percent and trust and investment management fees improved by $0.8 million or 3 percent compared to second quarter 1998. Net gains from securities sales increased from $3.9 million in the second quarter 1998 to $6.0 million during the current quarter while trading income decreased $2.3 million. Other sources of income, which includes syndication fees, revenue from bank-owned insurance investments, gains on mortgage loan sales and other fees increased $2.5 million.

     Second quarter 1999 noninterest expenses of $137.8 million increased $11.9 million or 9 percent from the year ago quarter, reflecting expenditures related to preparing systems for year 2000.

     Nonperforming assets at June 30, 1999 were $32 million or 0.34 percent of total loans, compared to $43 million or 0.46 percent at March 31, 1999, and $21 million or 0.23 percent a year ago. At June 30, 1999, the allowance for possible loan losses was $110 million, equal to 1.1 percent of loans outstanding, compared to $103 million or 1.1 percent at the end of second quarter 1998. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 490 percent at June 30, 1998 to 341 percent at June 30, 1999.

     At June 30, 1999 equity capital of the Bank amounted to $1.25 billion, down from $1.28 billion one year earlier. The regulatory leverage capital ratio was
7.31 percent for the second quarter of 1999 compared to 7.71 percent in the same quarter of 1998. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's June 30, 1999 Tier 1 and total risk-based capital ratios were 8.71 percent and 10.88 percent compared to respective ratios of 8.48 percent and 10.71 percent at June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH 1998

     The Bank's earnings for the six months ended June 30, 1999 were $72.4 million. This represented a $3.4 million or 5 percent increase from 1998 earnings of $69.1 million. Annualized return on average common equity was 11.11 percent compared to 10.98 percent in the first half of 1998. Annualized return on average assets was 0.80 percent compared to 0.87 percent a year ago.

     Net interest income on a fully taxable equivalent basis was $191.6 million in the current period, an increase of $2.8 million or 1 percent from $188.8 million in the first six months of 1998. Average earning assets increased to $15.29 billion from $13.51 billion a year ago primarily attributable to an increase of $1.23 billion or 29 percent in investment portfolio securities and an increase of 9 percent or $783 million in average loans. Commercial and residential real estate lending were contributors to this loan growth. Net interest margin declined to 2.53 percent from 2.82 percent in 1998 primarily due to continued growth in new business and the relatively higher cost of additional funding to support the asset growth.

     The 1999 provision for loan losses of $11.8 million was down $0.2 million from $12.0 million a year ago. Net charge-offs increased $1.5 million to $9.7 million, primarily reflecting increased writeoffs in the commercial loan portfolio.

     Noninterest income increased $9.7 million to $193.1 million in 1999 compared to a year ago. A $12.0 million gain on the sale of the credit card portfolio was recognized in 1998. In the current year, trust and investment management income increased $3.5 million or 6 percent and service charge income increased $2.7 million or 6 percent. Foreign exchange income increased $1.0 million. Securities gains were $1.7 million greater compared to a year ago while trading account profits declined by $1.9 million. Other sources of noninterest income which include syndication fees, revenue from bank-owned insurance investments, gains on mortgage loan sales and other fees increased $14.2 million, excluding the gain on the sale of the credit card portfolio.

     Noninterest expenses of $269.4 million rose $14.7 million or 6 percent from a year ago. Excluding the $5.6 million one-time cost for one-time reengineering charges, total expenses increased 8 percent in 1999 compared to a year ago.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) EXHIBITS:

            27             Financial Data Schedule

          (B) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 1999.

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