Form 10-Q
period 1999-09-30
HARRIS PREFERRED CAPITAL CORP
filed 1999-11-12
CIK 1046788

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                         COMMISSION FILE NUMBER 1-13805

                      HARRIS PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

           MARYLAND                        #36-4183096
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                No.)
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

The number of shares of Common Stock, $1.00 par value, outstanding on November 12, 1999 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Balance Sheets..............................................    2
           Statements of Operations....................................    3
           Statements of Changes in Stockholders' Equity...............    4
           Statements of Cash Flows....................................    5
           Notes to Financial Statements...............................    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    6
Part II    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................   18
Signatures.............................................................   18

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                          SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                              1999            1998           1998
                                                          -------------   ------------   -------------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank......    $    167        $    621       $  1,270
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.............................       9,000          17,004          8,124
Notes receivable from Harris Trust and Savings Bank.....     147,047         207,935        247,062
Securities available-for-sale:
  Mortgage-backed.......................................     324,237         261,494        211,240
  U.S. Treasury.........................................          --              --         19,866
Securing mortgage collections due from Harris Trust and
  Savings Bank..........................................       2,941          13,690         12,279
Other assets............................................       2,677           2,646          2,508
                                                            --------        --------       --------
  Total assets..........................................    $486,069        $503,390       $502,349
                                                            ========        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses........................................    $     46        $     62       $    111
Dividends on common stock payable to parent.............          --           9,700             --
                                                            --------        --------       --------
  Total liabilities.....................................          46           9,762            111
                                                            --------        --------       --------
Commitments and contingencies...........................          --              --             --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000; 20,000,000 shares authorized, 10,000,000
  shares issued and outstanding.........................     250,000         250,000        250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding................................           1               1              1
Additional paid-in capital..............................     240,733         240,733        240,733
Earnings in excess of distributions.....................       9,070             392          7,172
Accumulated other comprehensive income -- unrealized
  gains (losses) on available-for-sale securities.......     (13,781)          2,502          4,332
                                                            --------        --------       --------
  Total stockholders' equity............................     486,023         493,628        502,238
                                                            --------        --------       --------
  Total liabilities and stockholders' equity............    $486,069        $503,390       $502,349
                                                            ========        ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                 QUARTER ENDED                                  FROM INCEPTION
                                                  SEPTEMBER 30             NINE MONTHS        (JANUARY 2, 1998)
                                            ------------------------          ENDED                THROUGH
                                              1999           1998       SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                              ----           ----       ------------------    ------------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris
     Trust and Savings Bank under
     agreement to resell..............      $     219      $     306        $     719             $     633
  Notes receivable from Harris Trust
     and Savings Bank.................          2,493          4,377            8,514                12,565
  Securities available-for-sale:
     Mortgage-backed..................          5,236          2,778           14,253                 6,275
     U.S. Treasury....................                           254                                    287
                                            ---------      ---------        ---------             ---------
          Total interest income.......          7,948          7,715           23,486                19,760
OPERATING EXPENSES:
  Loan servicing fees paid to Harris
     Trust and Savings Bank...........            118            244              402                   624
  Advisory fees paid to Harris Trust
     and Savings Bank.................             10             13               42                    31
  General and administrative..........             55             86              204                   154
                                            ---------      ---------        ---------             ---------
          Total operating expenses....            183            343              648                   809
                                            ---------      ---------        ---------             ---------
Net income............................          7,765          7,372           22,838                18,951
Preferred dividends...................          4,609          4,609           13,828                11,779
                                            ---------      ---------        ---------             ---------
NET INCOME AVAILABLE TO COMMON
  STOCKHOLDER.........................      $   3,156      $   2,763        $   9,010             $   7,172
                                            =========      =========        =========             =========
Basic and diluted earnings per common
  share...............................      $3,156.00      $2,763.00        $9,010.00             $7,172.00
                                            =========      =========        =========             =========
Net income............................      $   7,765      $   7,372        $  22,838             $  18,951
Other comprehensive
  income -- unrealized gains (losses)
  on available-for-sale securities....           (911)         3,573          (16,283)                4,332
                                            ---------      ---------        ---------             ---------
Comprehensive income..................      $   6,854      $  10,945        $   6,555             $  23,283
                                            =========      =========        =========             =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                  1999        1998
                                                                  ----        ----
                                                                (IN THOUSANDS EXCEPT
                                                                  PER SHARE DATA)
Balance at January 1, 1999 and January 2, 1998..............    $493,628    $     --
  Issuance of common stock..................................          --           1
  Initial public offering of 7 3/8% Noncumulative
     Exchangeable Preferred Stock, Series A, par value $1,
     on February 11, 1998...................................          --     250,000
  Contribution to capital surplus...........................          --     240,733
  Net income................................................      22,838      18,951
  Other comprehensive income................................     (16,283)      4,332
  Dividends paid on common stock............................        (332)
  Dividends (preferred stock $0.4609).......................     (13,828)    (11,779)
                                                                --------    --------
Balance at September 30.....................................    $486,023    $502,238
                                                                ========    ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        FROM INCEPTION
                                                                   NINE MONTHS        (JANUARY 2, 1998)
                                                                      ENDED                THROUGH
                                                                SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                                ------------------    ------------------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................         $ 22,838             $  18,951
Adjustments to reconcile net income to net cash provided by
  operating activities:
Net increase in other assets................................              (31)               (2,508)
Net (decrease) increase in accrued expenses.................              (16)                  111
                                                                     --------             ---------
     Net cash provided by operating activities..............           22,791                16,554
                                                                     --------             ---------
INVESTING ACTIVITIES:
Net decrease (increase) in securities purchased from Harris
  Trust and Savings Bank under agreement to resell..........            8,004                (8,124)
Purchases of notes receivable from Harris Trust and
  Savings Bank..............................................               --              (356,000)
Repayments of notes receivable from Harris Trust and
  Savings Bank..............................................           60,887                84,380
Decrease in securing mortgage collections due from Harris
  Trust and Savings Bank....................................           10,749                12,279
Purchases of securities available-for-sale..................          (95,628)             (253,552)
Proceeds from maturities of securities available-for-sale...           16,603                26,778
                                                                     --------             ---------
     Net cash provided (used) by investing activities.......              615              (494,239)
                                                                     --------             ---------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock...................               --               250,000
Proceeds from issuance of common stock......................               --                     1
Contribution to additional paid-in capital, net of
  acquisition costs.........................................               --               240,733
Cash dividends paid on preferred stock......................          (13,828)              (11,779)
Cash dividends paid on common stock.........................          (10,032)                   --
                                                                     --------             ---------
     Net cash (used) provided by financing activities.......          (23,860)              478,955
                                                                     --------             ---------
Net (decrease) increase in cash on deposit with Harris Trust
  and Savings Bank..........................................             (454)                1,270
Cash on deposit with Harris Trust and Savings Bank at
  beginning of period.......................................              621                    --
                                                                     --------             ---------
Cash on deposit with Harris Trust and Savings Bank at end of
  period....................................................         $    167             $   1,270
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

RESULTS OF OPERATIONS

  QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

     The Company's net income for the third quarter of 1999 was $7.8 million compared to $7.4 million in the third quarter of 1998.

     Third quarter 1999 interest income on the Notes totaled $2.5 million and yielded 6.4% on $156 million of average principal outstanding for the quarter compared to $4.4 million and a 6.4% yield on $274 million average principal outstanding for third quarter 1998. The decrease is attributable to the reduction in the Note balance because of increased payoffs due to refinancing. Interest income on securities available-for-sale for the current quarter was $5.2 million resulting in a yield of 6.9% on an average balance of $304 million, compared to $3.0 million with a yield of 6.5% on an average balance of $188 million for the same period a year ago. The average outstanding balance of the Securing Mortgage Loans for third quarter 1999 and 1998 was $192 million and $334 million, respectively. There were no Company borrowings during the quarter.

     Third quarter 1999 operating expenses totaled $183 thousand, a decrease of $160 thousand or 47% from the third quarter of 1998. Loan servicing expenses totaled $118 thousand, a decrease of $126 thousand or 52% from the prior year's third quarter, attributable to the reduction in loan servicing fees payable to the Bank, resulting from the reduction in the principal balance of the Notes. General and administrative expenses totaled $55 thousand, a decrease of $31 thousand or 36% over third quarter 1998, primarily attributable to higher operating expenses for the prior year relating to start-up activities.

     At September 30, 1999 and 1998, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

  NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 2, 1998) THROUGH SEPTEMBER 30, 1998

     The Company's net income for the nine months ended September 30, 1999 was $22.8 million. This represented a $3.8 million or 21% increase from 1998 earnings of $19 million.

     Interest income on the Notes for the nine months ended September 30, 1999 totaled $8.5 million and yielded 6.4% on $177 million of average principal outstanding compared to $12.6 million and a 6.4% yield on $310 million average principal outstanding for the period February 11, 1998 through September 30, 1998. The reduction in income was attributable to the reduction in the Note balance because of increased payoffs due to refinancing. Interest income on securities available-for-sale for the nine months ended September 30, 1999 was $14.3 million resulting in a yield of 6.7% on an average balance of $285 million, compared to $6.3 million with a yield of 6.6% on an average balance for the period from February 11, 1998 through September 30, 1998. The increase is attributable to an increase in the investment security portfolio. The average outstanding balance of the Securing Mortgage Loans was $218 million for the nine months ended September 30, 1999 and $347 million, for the period February 11, 1998 through September 30, 1998. There were no Company borrowings during this period

     Operating expenses for the nine months ended September 30, 1999 totaled $648 thousand, a decrease of $161 thousand from the period February 11, 1998 through September 30, 1998. Loan servicing expenses for the nine months ended September 30, 1999 totaled $402 thousand, a decrease of $222 thousand or 36% from the period February 11, 1998 through September 30, 1998. This decrease is attributable to the reduction in the principal balance of the Notes. Advisory fees for the nine months ended September 30, 1999 were $42 thousand compared to $31 thousand over the period from February 11, 1998 through September 30, 1998, primarily attributable to an increase in the costs of internal services. General and administrative expenses for the same period totaled $204 thousand, an increase of $50 thousand or 33% over the period from February 11, 1998 through September 30, 1998. Generally, the higher general and administrative expenses in 1999 are attributable to substantial operating activities not commencing until February 11, 1998 and to costs related to the filing of the form 10K in 1999.

     On September 30, 1999, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 1999, as declared on September 2, 1999. On September 8, 1999, the Company paid a cash dividend of $332 thousand on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on September 2, 1999. This dividend completes our 1998 tax compliance requirements. On August 28, 1998, the Company declared a cash dividend of $0.46094 per share on outstanding preferred shares to stockholders of record on September 15, 1998. The dividend of $4.6 million was subsequently paid on September 30, 1998. On January 28, 1999, the Company paid cash dividends of $9.7 million on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on December 10, 1998. On a year-to-date basis, the Company has declared and paid $13.8 million of dividends to holders of Preferred Shares for the nine months ended September 30, 1999 compared to $11.8 million of dividends paid for the period from inception (January 2, 1998) through September 30, 1998.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds during the nine months ended September 30, 1999 were $61 million provided by principal payments on the Notes and $17 million from the maturities of securities available-for-sale. In the prior period ended September 30, 1998, the primary sources of funds were $250 million from the issuance of Preferred Shares and $241 million additional capital contributed by the Bank, net of acquisition costs. Additional significant sources of funds were $97 million provided by principal payments on the Notes. The primary uses of funds for the nine months ended September 30, 1999 was $96 million in purchases of securities available-for-sale and $13.8 million and $10 million in preferred stock dividends and common stock dividends paid, respectively. For the prior year ended September 30, 1998 the primary uses of funds were $259 million in purchases of Notes, net of repayments and the change in securing mortgage collections due from the Bank, $227 million in net purchases of securities available-for-sale, and $11.8 million in preferred stock dividends paid.

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CONDITION (UNAUDITED)

                                                          SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                              1999             1998            1998
                                                          -------------    ------------    -------------
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............     $ 1,139,750     $ 1,434,619      $ 1,098,161
Money market assets:
  Interest-bearing deposits at banks..................         171,988          98,929          213,712
  Federal funds sold and securities purchased under
     agreement to resell..............................         148,650         151,575           48,950
Trading account assets................................         102,236         120,668           91,040
Securities available-for-sale.........................       5,773,313       5,295,498        5,039,734
Loans.................................................       9,801,973       9,306,607        9,102,464
Allowance for possible loan losses....................        (111,660)       (108,280)        (104,900)
                                                           -----------     -----------      -----------
  Net loans...........................................       9,690,313       9,198,327        8,997,564
Premises and equipment................................         308,796         284,962          256,915
Customers' liability on acceptances...................          44,067          30,829           34,997
Bank-owned insurance investments......................         753,239         725,302          715,419
Goodwill and other valuation intangibles..............         245,228         257,627          260,478
Other assets..........................................         520,156         399,126          476,739
                                                           -----------     -----------      -----------
       TOTAL ASSETS...................................     $18,897,736     $17,997,462      $17,233,709
                                                           ===========     ===========      ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...     $ 2,914,893     $ 3,382,309      $ 2,778,839
                              -- interest-bearing.....       6,625,976       6,859,778        6,680,424
Deposits in foreign offices -- noninterest bearing....          21,682          69,215           23,329
                            -- interest-bearing.......       1,375,098         866,394        1,245,430
                                                           -----------     -----------      -----------
       Total deposits.................................      10,937,649      11,177,696       10,728,022
Federal funds purchased and securities sold under
  agreement to repurchase.............................       3,951,114       3,642,049        3,118,548
Other short-term borrowings...........................         478,148         166,510          440,498
Senior notes..........................................       1,500,000         940,000          762,000
Acceptances outstanding...............................          44,067          30,829           34,997
Accrued interest, taxes and other expenses............         149,592         141,431          150,894
Other liabilities.....................................          99,550          90,550          184,432
Minority interest- preferred stock of subsidiary......         250,000         250,000          250,000
Long-term notes.......................................         225,000         225,000          225,000
                                                           -----------     -----------      -----------
       TOTAL LIABILITIES..............................      17,635,120      16,664,065       15,894,391
                                                           -----------     -----------      -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....         100,000         100,000          100,000
Surplus...............................................         609,913         608,116          607,835
Retained earnings.....................................         657,705         593,973          580,270
Accumulated other comprehensive (loss) income.........        (105,002)         31,308           51,213
                                                           -----------     -----------      -----------
       TOTAL STOCKHOLDER'S EQUITY.....................       1,262,616       1,333,397        1,339,318
                                                           -----------     -----------      -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....     $18,897,736     $17,997,462      $17,233,709
                                                           ===========     ===========      ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30            SEPTEMBER 30
                                                                --------------------    --------------------
                                                                  1999        1998        1999        1998
                                                                  ----        ----        ----        ----
                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $173,871    $169,561    $500,710    $504,917
Money market assets:
  Deposits at banks.........................................          12       1,840         968      10,038
  Federal funds sold and securities purchased under
    agreement to resell.....................................       2,917       2,777       8,160       6,415
Trading account.............................................       1,112       1,291       2,961       2,831
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      83,100      70,918     238,828     195,465
  State and municipal.......................................         425         723       1,490       2,580
  Other.....................................................         361         325       1,105         957
                                                                --------    --------    --------    --------
  Total interest income.....................................     261,798     247,435     754,222     723,203
                                                                --------    --------    --------    --------
INTEREST EXPENSE
Deposits....................................................      87,464      98,390     259,577     269,373
Short-term borrowings.......................................      51,164      41,244     142,073     125,353
Senior notes................................................      19,136      14,473      48,625      37,979
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609      13,828      11,780
Long-term notes.............................................       3,558       3,696      10,701      13,804
                                                                --------    --------    --------    --------
  Total interest expense....................................     165,931     162,412     474,804     458,289
                                                                --------    --------    --------    --------
NET INTEREST INCOME.........................................      95,867      85,023     279,418     264,914
Provision for loan losses...................................       5,290       6,800      17,081      18,776
                                                                --------    --------    --------    --------
Net Interest Income after Provision for Loan Losses.........      90,577      78,223     262,337     246,138
                                                                --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      30,925      28,503      88,467      82,548
Money market and bond trading...............................       3,893       3,589       6,632       8,273
Foreign exchange............................................       1,850       1,650       6,164       4,950
Merchant and charge card fees...............................       8,028       6,792      22,084      20,286
Service fees and charges....................................      27,749      24,369      78,201      72,123
Securities gains............................................         (16)      7,491      13,581      19,345
Gain on sale of credit card portfolio.......................          --          --          --      12,000
Bank-owned insurance investments............................      10,221      10,109      30,746      22,456
Foreign fees................................................       4,388       4,347      14,303      14,386
Other.......................................................       8,446       8,566      28,369      22,384
                                                                --------    --------    --------    --------
  Total noninterest income..................................      95,484      95,416     288,547     278,751
                                                                --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      72,272      66,616     214,282     196,117
Pension, profit sharing and other employee benefits.........      14,009      11,703      42,719      35,417
Net occupancy...............................................      10,792       9,371      27,161      29,711
Equipment...................................................      13,836      11,260      40,601      33,311
Marketing...................................................       7,437       6,206      19,319      17,515
Communication and delivery..................................       5,126       4,769      16,896      15,090
Expert services.............................................       5,047       8,414      20,628      21,456
Contract programming........................................       3,483       7,020       8,942      17,826
Other.......................................................       4,702       1,983       4,342       4,857
                                                                --------    --------    --------    --------
                                                                 136,704     127,342     394,890     371,300
Goodwill and other valuation intangibles....................       5,727       5,310      16,925      16,035
                                                                --------    --------    --------    --------
  Total noninterest expenses................................     142,431     132,652     411,815     387,335
                                                                --------    --------    --------    --------
Income before income taxes..................................      43,630      40,987     139,069     137,554
Applicable income taxes.....................................       7,344       9,214      30,337      36,700
                                                                --------    --------    --------    --------
  Net Income................................................    $ 36,286    $ 31,773    $108,732    $100,854
                                                                ========    ========    ========    ========
Earnings per Common Share (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   3.63    $   3.18    $  10.87    $  10.09
                                                                ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                           QUARTER ENDED         NINE MONTHS ENDED
                                                           SEPTEMBER 30            SEPTEMBER 30
                                                        -------------------    ---------------------
                                                          1999       1998        1999         1998
                                                          ----       ----        ----         ----
                                                                       (IN THOUSANDS)
Net income..........................................    $ 36,286    $31,773    $ 108,732    $100,854
Other comprehensive income:
  Unrealized (losses)/gains on available-for-sale
     securities:
     Unrealized holding (losses)/gains arising
       during the period, net of tax
       (benefit)/expense for the quarter of ($6,592)
       in 1999 and $29,320 in 1998 and net of tax
       (benefit)/expense for the year-to-date period
       of ($84,601) in 1999 and $38,095 in 1998.....     (10,007)    44,598     (128,012)     57,880
     Less reclassification adjustment for realized
       (loss)/ gains included in income statement,
       net of tax (benefit)/expense for the quarter
       of ($6) in 1999 and $2,978 in 1998 and net of
       tax expense for the year-to-date period of
       $5,283 in 1999 and $7,690 in 1998............          10     (4,513)      (8,298)    (11,655)
                                                        --------    -------    ---------    --------
  Other comprehensive (loss) income.................      (9,997)    40,085     (136,310)     46,225
                                                        --------    -------    ---------    --------
Comprehensive income (loss).........................    $ 26,289    $71,858    $ (27,578)   $147,079
                                                        ========    =======    =========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   1999          1998
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,333,397    $1,279,431
  Net income................................................       108,732       100,854
  Contributions to capital..................................         1,797         6,808
  Dividends -- common stock.................................       (45,000)      (94,000)
  Other comprehensive (loss) income.........................      (136,310)       46,225
                                                                ----------    ----------
BALANCE AT SEPTEMBER 30.....................................    $1,262,616    $1,339,318
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30
                                                                -------------------------------
                                                                    1999              1998
                                                                    ----              ----
                                                                        (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................     $   108,732      $    100,854
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................          17,081            18,776
  Depreciation and amortization, including intangibles......          50,454            43,689
  Deferred tax expense......................................             465            10,452
  Gain on sales of securities...............................         (13,581)          (19,345)
  Gain on sale of credit card portfolio.....................              --           (12,000)
  Trading account net sales (purchases).....................          18,432           (37,831)
  Net (increase) decrease in interest receivable............          (9,555)           21,833
  Net increase in interest payable..........................          26,506            15,776
  Net decrease (increase) in loans held for resale..........         164,639          (107,642)
  Other, net................................................           1,814           (14,161)
                                                                 -----------      ------------
     Net cash provided by operating activities..............         364,987            20,401
                                                                 -----------      ------------
  INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
     banks..................................................         (73,059)          384,350
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................           2,925            22,775
  Proceeds from sales of securities available-for-sale......         683,264         1,517,180
  Proceeds from maturities of securities
     available-for-sale.....................................       6,277,894         8,830,749
  Purchases of securities available-for-sale................      (7,651,586)      (11,409,289)
  Net increase in loans.....................................        (673,705)         (887,718)
  Proceeds from sales of premises and equipment.............             318            22,755
  Purchases of premises and equipment.......................         (57,682)          (78,017)
  Net increase in bank-owned insurance investments..........         (27,937)         (447,956)
  Other, net................................................         (35,944)           (2,282)
                                                                 -----------      ------------
     Net cash used by investing activities..................      (1,555,512)       (2,047,453)
                                                                 -----------      ------------
  FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................        (240,047)           68,437
  Net increase in Federal funds purchased and securities
     sold under agreement to repurchase.....................         309,065           424,948
  Net increase (decrease) in short-term borrowings..........         311,638           (60,529)
  Proceeds from issuance of senior notes....................       3,460,500         6,954,080
  Repayment of senior notes.................................      (2,900,500)       (6,292,080)
  Repayment of long term notes..............................              --          (100,000)
  Proceeds from the sale of the credit card portfolio.......              --           722,748
  Proceeds from issuance of preferred stock of subsidiary...              --           250,000
  Cash dividends paid on common stock.......................         (45,000)          (94,000)
                                                                 -----------      ------------
     Net cash provided by financing activities..............         895,656         1,873,604
                                                                 -----------      ------------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................        (294,869)         (153,448)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...       1,434,619         1,251,609
                                                                 -----------      ------------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER
      30....................................................     $ 1,139,750      $  1,098,161
                                                                 ===========      ============

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $448.3 million and $442.5 million in 1999 and 1998, respectively. Cash income tax payments over the same periods totaled $43.4 million and $20.0 million, respectively.

4. ACCOUNTING CHANGES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133". The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Bank is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

SUMMARY

     The Bank had third quarter 1999 earnings of $36.3 million, an increase of $4.5 million or 14 percent from third quarter 1998. For the current quarter, annualized return on average common stockholder's equity was 11.45 percent compared to 9.72 percent in the third quarter of 1998. Annualized return on average assets was 0.78 percent compared to 0.74 percent a year ago.

     Third quarter net interest income on a fully taxable equivalent basis was $100.1 million, up $10.8 million or 12 percent from $89.3 million in 1998's third quarter. Average earning assets rose 10 percent to $15.69 billion from $14.23 billion in 1998, primarily attributable to an increase of $464 million in average loans and $1.08 billion in the investment securities portfolio, somewhat offset by a decline in interest bearing deposits at banks of $84 million. Commercial and residential real estate lending were strong contributors to the growth in loans. Net interest margin rose to 2.53 percent from 2.49 percent in the same quarter last year primarily reflecting lower cost of funds.

     The third quarter provision for loan losses of $5.3 million was down $1.5 million from $6.8 million in the third quarter of 1998. Net charge-offs decreased from $5.3 million to $4.0 million, primarily reflecting decreased writeoffs in the commercial loan portfolio.

     Noninterest income increased slightly to $95.5 million for third quarter 1999 from the same quarter last year despite a $7.5 million decline in gains on sales of investment securities. In the current quarter, service charge fees rose by $3.4 million or 14 percent and trust and investment management fees improved by $2.4 million or 8 percent compared to third quarter 1998. Other sources of revenue growth included syndication fees and merchant charge card fees.

     Third quarter 1999 noninterest expenses of $142.4 million increased $9.8 million or 7 percent from the year ago quarter, reflecting continued business growth.

     Nonperforming assets at September 30, 1999 were $24 million or 0.24 percent of total loans, compared to $32 million or 0.34 percent at June 30, 1999, and $31 million or 0.34 percent a year ago. At September 30, 1999, the allowance for possible loan losses was $112 million, equal to 1.14 percent of loans outstanding, compared to $105 million or 1.15 percent at the end of third quarter 1998. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 339 percent at September 30, 1998 to 469 percent at September 30, 1999.

     At September 30, 1999 Tier 1 capital of the Bank amounted to $1.38 billion, up from $1.27 billion one year earlier. The regulatory leverage capital ratio was 7.47 percent for the third quarter of 1999 compared to 7.65 percent in the same quarter of 1998. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's September 30, 1999 Tier 1 and total risk-based capital ratios were 8.77 percent and 10.92 percent compared to respective ratios of 8.62 percent and 10.86 percent at September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH 1998

     The Bank's earnings for the nine months ended September 30, 1999 were $108.7 million. This represented a $7.8 million or 8 percent increase from 1998 earnings of $100.9 million. Annualized return on average common equity was 11.22 percent compared to 10.55 percent in 1998. Annualized return on average assets was 0.79 percent compared to 0.83 percent a year ago.

     Net interest income on a fully taxable equivalent basis was $291.7 million in the current period, an increase of $13.6 million or 5 percent from $278.1 million in the first nine months of 1998. Average earning assets increased to $15.42 billion from $13.75 billion a year ago primarily attributable to an increase of $1.20 billion or 27 percent in investment portfolio securities and an increase of 8 percent or $675 million in average loans. Commercial and residential real estate lending were contributors to this loan growth. Net interest margin declined to 2.53 percent from 2.70 percent in 1998 primarily due to continued growth in new business and the relatively higher cost of additional funding to support the asset growth.

     The 1999 provision for loan losses of $17.1 million was down $1.7 million from $18.8 million a year ago. Net charge-offs remained unchanged from the prior year.

     Noninterest income increased $9.8 million to $288.5 million in 1999 compared to a year ago. A $12.0 million gain on the sale of the credit card portfolio was recognized in 1998. In the current year, trust and investment management income increased $5.9 million or 7 percent and service charge income increased $6.1 million or 8 percent. Foreign exchange income increased $1.2 million or 25 percent. Securities gains were $5.8 million lower compared to a year ago while trading account profits declined by $1.6 million. Other sources of revenue growth include income from tax-advantaged investments and merchant charge card fees.

     Noninterest expenses of $411.8 million rose $24.5 million or 6 percent from a year ago.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) EXHIBITS:

          27               Financial Data Schedule

          (B) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 1999.

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