Form 10-K
period 1999-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2000-03-22
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      1999
                                   FORM 10-K
                  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 1-13805

                      HARRIS PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                       36-418309
        (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or organization)
  111 WEST MONROE STREET, CHICAGO, ILLINOIS                        60603
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock, $1.00 par value, outstanding on March 22, 2000 was 1,000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
             PART I
Item 1.      Business....................................................      2
Item 2.      Properties..................................................      6
Item 3.      Legal Proceedings...........................................      7
Item 4.      Submission of Matters to a Vote of Security Holders.........      7

             PART II
             Market for the Registrant's Common Equity and Related
Item 5.      Security Holder Matters.....................................      8
Item 6.      Selected Financial Data.....................................      8
             Management's Discussion and Analysis of Financial Condition
Item 7.      and Results of Operations...................................      9
Item
  7a.        Quantitative and Qualitative Disclosure About Market Risk...     12
Item 8.      Financial Statements and Supplementary Data.................     12
             Changes in and Disagreements with Accountants on Accounting
Item 9.      and Financial Disclosure....................................     12

             PART III
Item
  10.        Directors and Executive Officers of the Company.............     13
Item
  11.        Executive Compensation......................................     14
Item         Security Ownership of Certain Beneficial Owners and
  12.        Management..................................................     14
Item
  13.        Certain Relationships and Related Transactions..............     15

             PART IV
Item         Exhibits, Financial Statement Schedules, and Reports on Form
  14.        8-K.........................................................
Signatures...............................................................     16

                                     PART I

Forward-Looking Information

     Forward-looking statements contained in this Annual Report on Form 10-K ("Report") of Harris Preferred Capital Corporation (the "Company") may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust (a "REIT"), liquidity, provision for loan losses, capital resources, investment activities and Year 2000 statements in "Management's Discussion and Analysis of Financial Condition and Results of Operation". In addition, in those and other portions of this document, the words "anticipate", "believe", "estimate", "expect", "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

General

     Harris Preferred Capital Corporation is a Maryland Corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage assets consisting of a limited recourse note or notes issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets (the "Mortgage Assets"). The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax if it distributes all of its taxable earnings and meets all of the qualifications necessary to be a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

     On February 11, 1998, the Company through a public offering (the "Offering") issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". Holders of Preferred Shares are entitled to receive, if declared by the Company's Board of Directors, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.8438 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Except upon the occurrence of certain events, the Preferred Shares are not redeemable by the Company prior to March 30, 2003. On or after such date, the Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time, at the principal amount thereof, plus the quarterly accrued and unpaid dividends, if any, thereon. The Company may not redeem the Preferred Shares without prior approval from the Board of Governors of the Federal Reserve System or the appropriate successor federal regulatory agency.

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

     Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $241 million, net of acquisition costs to the Company. The Company and the Bank undertook the Offering for two principal reasons: (i) the qualification of the Series A Preferred Shares as Tier 1 capital of the Bank for U.S. banking regulatory purposes under relevant regulatory capital guidelines, as a result of the treatment of the Preferred Shares as a minority interest in a consolidated subsidiary of the Bank, and (ii) lack of federal income tax on the Company's earnings used to pay the dividends on the Series A Preferred Shares, as a result of the Company's qualification as a REIT. On December 30, 1998, the Bank contributed the common stock of the Company to HCH, a newly-formed and wholly-owned subsidiary of the Bank. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding.

     The Company used the Offering proceeds and the additional capital contributed by the Bank to purchase $356 million of notes (the "Notes") from the Bank and $135 million of mortgage-backed securities at their estimated fair value. The Notes are obligations issued by the Bank that are recourse only to the underlying mortgage loans (the "Securing Mortgage Loans") and were acquired pursuant to the terms of a loan agreement with the Bank. The principal amount of the Notes equal approximately 80% of the principal amounts of the Securing Mortgage Loans.

Business

     The Company was formed for the purpose of raising capital for the Bank. One of the Company's principal business objectives is to acquire, hold, finance and manage Mortgage Assets, as well as other qualifying REIT Assets. These Mortgage Assets generate interest income for distribution to stockholders. A substantial portion of the Mortgage Assets of the Company consists of Notes issued by the Bank that are recourse only to Securing Mortgage Loans that are secured by real property. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. Payments of interest are made to the Company from payments made on the Securing Mortgage Loans. Pursuant to an agreement between the Company and the Bank, the Company, through the Bank as agent, receives all scheduled payments made on the Securing Mortgage Loans, retains a portion of any such payments equal to the amount due on the Notes and remits the balance, if any, to the Bank. The Company also retains approximately 80% of any prepayments of principal in respect of the Securing Mortgage Loans and applies such amounts as a prepayment on the Notes. The Company has a security interest in the real property securing the Securing Mortgage Loans and will be entitled to enforce payment on the loans in its own name if a mortgagor should default. In the event of such default, the Company would have the same rights as the original mortgagee to foreclose the mortgaged property and satisfy the obligations of the Bank out of the proceeds.

     The Company may from time to time acquire fixed-rate or variable-rate mortgage-backed securities representing interest in pools of mortgage loans. The Bank may have originated a portion of any such mortgage-backed securities by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential properties located throughout the United States. The Company intends to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only, principal-only or similar speculative mortgage-backed securities.

     The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 1999 and 1998 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

     The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company's current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company's Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 1999 and 1998 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

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

     The Company entered into an advisory agreement with the Bank (the "Advisory Agreement") pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets held by the Company, and (iii) monitoring the Company's compliance with the requirements necessary to qualify as a REIT, and other financial and tax-related matters. The Bank may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates. The Bank may, with the approval of a majority of the Company's Board of Directors, as well as a majority of the Company's Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from its obligations under the Advisory Agreement. The Advisory Agreement is renewed annually. The Company may terminate the Advisory Agreement at any time upon 60 days' prior written notice. As long as any Preferred Shares remain outstanding, any decision by the Company either to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Company's Independent Directors.

     The Advisory Agreements in effect in 1999 and from inception (January 2, 1998) through December 31, 1998 entitled the Bank to receive advisory fees of $50,000 and $43,000, respectively. In 2000, advisory fees of $60,000 have been approved.

     The Company may from time to time purchase additional Mortgage Assets out of proceeds received in connection with the repayment or disposition of Mortgage Assets, the issuance of additional shares of Preferred Stock or additional capital contributions with respect to the Common Stock. The Company may also issue additional series of Preferred Stock. However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares either in the payment of dividends or in the distribution of assets on liquidation without the consent of holders of at least 67% of the outstanding shares of Preferred Stock at that time or without approval of a majority of the Company's Independent Directors. The Company does not currently intend to issue any additional shares of Preferred Stock unless it simultaneously receives additional capital contributions from HCH or other affiliates sufficient to support the issuance of such additional shares of Preferred Stock.

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

Employees

     As of December 31, 1999, the Company had no paid employees.

Environmental Matters

     In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up.

Qualification as a REIT

     The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 100% of its adjusted REIT taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 1999 as well as 1998 the Company met all Internal Revenue Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Cash distributions in the amount of $1.8438 cents per Preferred Share were paid in 1999 compared to $1.6389 cents in 1998. A cash dividend on common stock of $12 million was declared on December 15, 1999 and paid on December 30, 1999 compared to $9.7 million declared on December 10, 1998 and paid on January 28, 1999. In addition, on September 8, 1999, the Company paid a cash dividend of $332 thousand on the outstanding common shares to the stockholder of record on December 30, 1998.

ITEM 2. PROPERTIES

     None as of December 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation nor, to the Company's knowledge is any material litigation currently threatened against the Company, the Bank or any affiliate of the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Financial Statements on page 27.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. In 1999, the Company declared $12.3 million in cash dividends on common stock, which were paid in December 1999 compared to $9.7 million declared on December 10, 1998 paid in January 1999. On September 8, 1999, the Company paid a cash dividend of $332 thousand on the outstanding common shares to the stockholder of record on December 30, 1998.

     The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". During 1999, the Company declared and paid cash dividends to preferred stockholders of approximately $18.4 million compared to $16.3 million for the period from January 2, 1998 through December 31, 1998. Although the Company declared cash dividends on the Preferred Shares for 1999 and 1998, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company's financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 95% of its taxable income to preferred and/or common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

                                                                     FROM INCEPTION
                                                                    (JANUARY 2, 1998)
                                                   YEAR ENDED            THROUGH
                                                DECEMBER 31, 1999   DECEMBER 31, 1998
                                                -----------------   -----------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Interest income...............................     $   31,588          $   27,467
Operating expenses:
  Loan servicing fees.........................            511                 756
  Advisory fees...............................             50                  43
  General & administrative....................            300                 187
                                                   ----------          ----------
       Total operating expenses...............            861                 986
                                                   ----------          ----------
Net income....................................         30,727              26,481
Preferred stock dividends.....................         18,438              16,389
                                                   ----------          ----------
Net income available to common stockholder....     $   12,289          $   10,092
                                                   ==========          ==========
Basic and diluted net income per common
  share.......................................     $12,289.00          $10,092.00
                                                   ==========          ==========
Distributions per preferred share.............     $   1.8438          $   1.6389
                                                   ==========          ==========
Balance Sheet Data (end of period):
Total assets..................................     $  473,988          $  503,390
                                                   ==========          ==========
Total liabilities.............................     $       97          $    9,762
                                                   ==========          ==========
Total stockholders' equity....................     $  473,891          $  493,628
                                                   ==========          ==========
Cash Flows Data:
Operating activities..........................     $   30,821          $   23,897
                                                   ==========          ==========
Investing activities..........................     $   10,290          $ (497,621)
                                                   ==========          ==========
Financing activities..........................     $  (40,470)         $  474,345
                                                   ==========          ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto appearing later in this Report.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

     While the Company's inception date was January 2, 1998 substantial operations did not commence until February 11, 1998.

     The Company's net income for 1999 was $30.7 million. This represented a $4.2 million or 16% increase from the period February 11, 1998 through December 31, 1998 of $26.5 million.

     Interest income on the Notes for 1999 totaled $10.8 million and yielded 6.4% on $169 million of average principal outstanding compared to $16.3 million and a 6.4% yield on $288 million average principal outstanding for the period February 11, 1998 through December 31, 1998. The reduction in income was attributable to the reduction in the Note balance because of increased payoffs due to refinancings. Interest income on securities available-for-sale for 1999 was $19.8 million, resulting in a yield of 6.7% on an average balance of $294 million compared to $10.2 million with a yield of 6.1% on an average balance of $188 million for the period from February 11, 1998 through December 31, 1998. The increase is attributable to an increase in the investment security portfolio. The average outstanding balance of the Securing Mortgage Loans was $208 million during the year ended December 31, 1999 and $329 million for the period February 11, 1998 through December 31, 1998. There were no Company borrowings during these periods.

     Operating expenses for the year ended December 31, 1999 totaled $861 thousand, a decrease of $125 thousand from the period February 11, 1998 through December 31, 1998. Loan servicing expenses for the year ended December 31, 1999 totaled $511 thousand, a decrease of $245 thousand or 32% from the period February 11, 1998 through December 31, 1998. This decrease is attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 1999 were $50 thousand compared to $43 thousand over the period from February 11, 1998 through December 31, 1998. General and administrative expenses for the same period totaled $300 thousand, an increase of $113 thousand or 60% over the period from February 11, 1998 through September 30, 1998. Generally, the higher general and administrative expenses in 1999 attributable to substantial operating activities not commencing until February 11, 1998 and to costs related to the filing of the initial 1998 Form 10K in 1999.

     On December 30, 1999, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 15, 1999 as declared on December 2, 1999. On December 30, 1998, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 17, 1998. On a year-to-date basis, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 1999 compared to $16.3 million of dividends paid for the period from inception (January 2, 1998) through December 31, 1998. On December 31, 1999 the Company paid a cash dividend of $12 million on the outstanding common shares to the stockholder of record on December 15, 1999 as declared on December 2, 1999. On January 28, 1999, the Company paid cash dividends of $9.7 million on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on December 10, 1998. On September 8, 1999, the Company paid a cash dividend of $332 thousand on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on September 2, 1999. The Company elected under Section 858 of the Internal Revenue Code to treat this dividend as having been paid in 1998. At December 31, 1999, there were no Securing Mortgage Loans on nonaccrual status.

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998

     The Company's net income for the fourth quarter of 1999 was $7.9 million compared to $7.5 million in the fourth quarter 1998.

     Fourth quarter 1999 interest income on the Notes totaled $2.3 million and yielded 6.4% on $143 million of average principal outstanding for the quarter compared to $3.7 million and a 6.4% yield on $235 million average principal outstanding for the fourth quarter 1998. The decrease is attributable to the reduction in the Note balance because of increased payoffs due to refinancing. The average outstanding balance of the securing mortgage loans for the fourth quarter 1999 and 1998 was $177 million and $286 million, respectively. Interest income on securities available-for-sale for the current quarter was $5.5 million resulting in a yield of 6.9% on an average balance of $319 million, compared to $3.6 million with a yield of 6.2% on an average balance of $235 million for the same period a year ago. There were no Company borrowings during the quarter.

     Fourth quarter 1999 operating expenses totaled $215 thousand, a decrease of $38 thousand or 21% from the fourth quarter of 1998. Loan servicing expenses totaled $109 thousand, a decrease of $24 thousand or 18% from the prior year's fourth quarter, attributable to the reduction in loan servicing fees payable to the Bank, resulting from the reduction in the principal balance of the Notes. General and administrative expenses totaled $97 thousand, an increase of $65 thousand over fourth quarter 1998. Generally the higher general and administrative expenses in 1999 attributable to costs related to the filing of the 1999 Form 10K being included in the fourth quarter 1999, whereas the 1998 costs were included in the first quarter 1999.

ALLOWANCE FOR LOAN LOSSES

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

CONCENTRATIONS OF CREDIT RISK

     A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $106 million and $23 million, respectively at December 31, 1999 and $161 million and $34 million, respectively, at December 31, 1998.

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

     As presented in the accompanying Statement of Cash Flows, the primary sources of funds during 1999 was $71 million provided by principal payments on the Notes and $22 million from the maturities of securities available-for-sale. In the period from inception (January 2, 1998) through December 31, 1998, the primary sources of funds were $250 million from the issuance of Preferred Shares and $241 million additional capital contributed by the Bank, net of acquisition costs. Additional significant sources of funds were $148 million provided by principal payments on the Notes. In 1999 the primary uses of funds were $96 million in purchases of securities available-for-sale and $18 and $22 million in preferred stock dividends and common stock dividends paid, respectively. For the period from inception (January 2, 1998) through December 31, 1998, the primary uses of funds were $208 million in purchases of Notes, net of repayments and the change in securing mortgage collections due from the Bank, $259 million in net purchases of securities available-for-sale, and $16 million in preferred stock dividends paid.

YEAR 2000

     The Company utilizes and is dependent upon the Bank's data processing systems and software to conduct its business. The Bank's systems and other date sensitive assets successfully transitioned to the Year 2000. Since the identification of the Year 2000 issue, the Bank's objective was to ensure that all aspects of the Year 2000 issue affecting the Corporation were fully resolved. Therefore, the Bank continues to monitor the compliance of its own actions, as well as third parties that it interfaces with, such as vendors, counterparties, customers, and payment systems, to mitigate the potential risks that Year 2000 poses.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, starting January 1, 2001 for the Company. The Company will adopt this Statement in 2001 and does not expect its adoption to have a material effect on its financial position or results of operations.

OTHER MATTERS

     As of December 31, 1999, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code.

     The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 1999, the Company had $137 million invested in Notes, a decrease of $71 million from December 31, 1998, attributable to the reduction in the Note balance because of increased payoffs due to refinancing. At December 31, 1999, the Company holds $315 million in mortgage-backed securities compared to $261 million at December 31, 1998. At December 31, 1999, the Company holds an investment of $15 million in securities purchased from the Bank under agreement to resell compared to $17 million at December 31, 1998. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

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

     Refer to the Index to Financial Statements on page 18 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors consists of six members. The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to the Advisory Agreement described above. Each officer of the Company currently is also an officer of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank's affiliates. None of the officers, directors or employees of the Company will have a direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets.

     Pursuant to terms of the Preferred Shares, the Company's Independent Directors will consider the interests of the holders of both the Preferred Shares and the Common Stock in determining whether any proposed action requiring their approval is in the best interests of the Company.

     The persons who are directors and executive officers of the Company are as follows:

                    NAME                        AGE       POSITION AND OFFICES HELD
                    ----                        ---       -------------------------
Michael D. Williams.........................    44       Chairman of the Board
Paul R. Skubic..............................    51       President, Director
Pierre O. Greffe............................    47       Chief Financial Officer
Thomas R. Sizer.............................    61       Secretary, Director
Frank M. Novosel............................    53       Treasurer, Director
John F. Faulhaber...........................    53       Vice President of Operations
Margaret M. Sulkin..........................    41       Assistant Treasurer
Delbert J. Wacker...........................    68       Director
David J. Blockowicz.........................    57       Director

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

     Mr. Skubic has been Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc., and the Bank since 1990. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a certified public accountant.

     Mr. Greffe has been Senior Vice President and Chief Financial Officer of Harris Bankcorp, Inc. and the Bank since June 1994. Prior to that he was Vice President of Finance, Corporate and Institutional Financial Services, of Bank of Montreal in Toronto. Mr. Greffe has been with the Bank of Montreal group of companies since November 1974. Mr. Greffe is a member of the Certified Management Accountant Institute of Canada.

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

     Mr. Wacker retired as a partner from Arthur Andersen & Co. in 1987 after 34 years. From July 1988 to November 1990, he was Vice President--Treasurer, Parkside Medical Services--a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General.

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

COMPENSATION OF DIRECTORS AND OFFICERS

     The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive annual compensation of $10,000 plus a fee of $750 for attendance (in person or by telephone) at each meeting of the Board of Directors or a committee.

ITEM 11. EXECUTIVE COMPENSATION

     The Company will not pay any compensation to its officers or employees or to directors who are not Independent Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A.

                                               AMOUNT
                                                 OF       PERCENT
                              NAME OF        BENEFICIAL     OF
        TITLE OF CLASS    BENEFICIAL OWNER   OWNERSHIP     CLASS
(B)     ---------------   ----------------   ----------   -------
        Preferred Stock    Paul R. Skubic     300 shs.     .003%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS

     The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company.

     As described on page 4 of this report, a substantial portion of the assets of the Company consists of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 1999, the Company received repayments of $71 million compared to the 1998 repayments of $148 million. In 1998, the Company purchased $356 million of Notes, none in 1999. In year ended December 31, 1999 and the period from inception through December 31, 1998, the Bank paid interest on the Notes in the amount of $10.8 million and $16.3 million, respectively, to the Company.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 1999, the Company held $15 million of such assets and had earned $984 thousand of interest from the Bank during 1999 compared to $17 million at December 31, 1998 and $943 thousand of interest for the period from February 11,1998 through December 31, 1998. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

     During 1999 and 1998, the Company acquired $96 million and $310 million, respectively, of GNMA securities at fair value from the Bank.

     The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 1999, the Bank received payments of $511 thousand and $50 thousand, respectively, compared to $756 thousand and $43 thousand, for the period from February 11, 1998 through December 31, 1998, under the terms of these agreements.

     The Company entered into an agreement with the Bank to act as Transfer Agent and Registrar for the 7 3/8% Noncumulative Exchangeable Preferred stock, Series A, issued by the Company. For these services, the Bank received in 1999 and 1998, $25 thousand and $13 thousand, respectively.

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

(C) INDEBTEDNESS OF MANAGEMENT

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed with Report:

          (1) Financial Statements (See page 18 for a listing of all financial statements included in Item 8)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2000.

                                          /s/ MICHAEL D. WILLIAMS
                                          --------------------------------------
                                          Michael D. Williams
                                          Chairman of the Board

                                          /s/ PIERRE O. GREFFE
                                          --------------------------------------
                                          Pierre O. Greffe
                                          Chief Financial Officer

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Michael D. Williams, Chairman of the Board of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 22nd day of March 2000.

David J. Blockowicz
Frank M. Novosel
Thomas R. Sizer
Paul R. Skubic
Delbert J. Wacker

Michael D. Williams
Attorney-In-Fact

Supplemental Information

     No proxy statement will be sent to security holders in 2000.

                         INDEX TO FINANCIAL STATEMENTS

     The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

HARRIS PREFERRED CAPITAL CORPORATION

Financial Statements

Independent Auditors Report
Balance Sheets
Statements of Operations and Comprehensive Income
Statements of Changes in Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

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

                          INDEPENDENT AUDITORS REPORT

To the Stockholder and Board of Directors of Harris Preferred Capital Corporation

     In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation (the " Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period January 2, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
January 21, 2000

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                 1999         1998
                                                               ---------    ---------
                                                               (IN THOUSANDS, EXCEPT
                                                                    SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........   $  1,262     $    621
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................     15,000       17,004
Notes receivable from Harris Trust and Savings Bank.........    136,749      207,935
Securities available-for-sale: Mortgage-backed..............    315,265      261,494
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................      3,125       13,690
Other assets................................................      2,587        2,646
                                                               --------     --------
     TOTAL ASSETS...........................................   $473,988     $503,390
                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................   $     97     $     62
Dividends on common stock payable to parent.................          -        9,700
                                                               --------     --------
     TOTAL LIABILITIES......................................         97        9,762
                                                               --------     --------
Commitments and contingencies...............................          -            -
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized,10,000,000 shares issued and
  outstanding...............................................    250,000      250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................          1            1
Additional paid-in capital..................................    240,733      240,733
Earnings in excess of distributions.........................        349          392
Accumulated other comprehensive income -- unrealized gains
  (losses) on available-for-sale securities.................    (17,192)       2,502
                                                               --------     --------
     TOTAL STOCKHOLDERS' EQUITY.............................    473,891      493,628
                                                               --------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $473,988     $503,390
                                                               ========     ========

   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                  1999          1998
                                                               ----------    ----------
                                                                (IN THOUSANDS, EXCEPT
                                                                         PER
                                                               SHARE DATA)
INTEREST INCOME:
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................   $      984    $      943
Notes receivable from Harris Trust and Savings Bank.........       10,808        16,321
Securities available-for-sale:
  Mortgage-backed...........................................       19,796         9,771
  U.S. Treasury.............................................            -           432
                                                               ----------    ----------
  Total interest income.....................................       31,588        27,467
                                                               ----------    ----------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................          511           756
  Advisory fees paid to Harris Trust and Savings Bank.......           50            43
  General and administrative................................          300           187
                                                               ----------    ----------
  Total operating expenses..................................          861           986
                                                               ----------    ----------
Net income..................................................       30,727        26,481
Preferred dividends.........................................       18,438        16,389
                                                               ----------    ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................   $   12,289    $   10,092
                                                               ==========    ==========
Basic and diluted earnings per common share.................   $12,289.00    $10,092.00
                                                               ==========    ==========
Net income..................................................   $   30,727    $   26,481
Other comprehensive income - unrealized gains (losses) on
  available-for-sale securities.............................      (19,694)        2,502
                                                               ----------    ----------
Comprehensive income........................................   $   11,033    $   28,983
                                                               ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                                          ACCUMULATED
                                                                                             OTHER
                                                            ADDITIONAL    EARNINGS IN    COMPREHENSIVE
                                       PREFERRED   COMMON    PAID-IN       EXCESS OF        INCOME
                                         STOCK     STOCK     CAPITAL     DISTRIBUTIONS      (LOSS)        TOTAL
                                       ---------   ------   ----------   -------------   -------------   --------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance at inception.................  $     --     $ --     $     --      $     --        $      --     $     --
  Issuance of common stock...........        --        1           --            --               --            1
  Initial public offering of 7 3/8%
    Noncumulative Exchangeable
    Preferred Stock, Series A, par
      value $1, on February 11,
      1998...........................   250,000       --           --            --               --      250,000
  Contribution to additional paid-in
    capital, net of acquisition
    costs............................        --       --      240,733            --               --      240,733
  Net income.........................        --       --           --        26,481               --       26,481
  Other comprehensive income(loss)...        --       --           --            --            2,502        2,502
  Dividends declared on common stock
    ($9,700.00 per share)............        --       --           --        (9,700)              --       (9,700)
  Dividends paid on preferred stock
    ($1.6389 per share)..............        --       --           --       (16,389)              --      (16,389)
                                       --------     ----     --------      --------        ---------     --------
Balance at December 31, 1998.........  $250,000     $  1     $240,733      $    392        $   2,502     $493,628
  Net income.........................        --       --           --        30,727               --       30,727
  Other comprehensive income(loss)...        --       --           --            --          (19,694)     (19,694)
  Dividends declared on common stock
    ($12,332.00 per share)...........        --       --           --       (12,332)              --      (12,332)
  Dividends paid on preferred stock
    ($1.8438 per share)..............        --       --           --       (18,438)              --      (18,438)
                                       --------     ----     --------      --------        ---------     --------
Balance at December 31, 1999.........  $250,000     $  1     $240,733      $    349        $ (17,192)    $473,891
                                       ========     ====     ========      ========        =========     ========

    The accompanying notes are an integral part of the financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                  1999           1998
                                                                --------    --------------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................    $ 30,727      $  26,481
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Net decrease (increase) in other assets...................          59         (2,646)
  Net increase in accrued expenses..........................          35             62
                                                                --------      ---------
     Net cash provided by operating activities..............      30,821         23,897
                                                                --------      ---------
INVESTING ACTIVITIES:
Net decrease (increase) in securities purchased from Harris
  Trust and Savings Bank under agreement to resell..........       2,004        (17,004)
Purchases of notes receivable from Harris Trust and Savings
  Bank......................................................          --       (356,000)
Repayments of notes receivable from Harris Trust and Savings
  Bank......................................................      71,186        148,065
Decrease (increase) in securing mortgage collections due
  from Harris Trust and Savings Bank........................      10,565        (13,690)
Purchases of securities available-for-sale..................     (95,628)      (309,790)
Proceeds from maturities of securities available-for-sale...      22,163         50,798
                                                                --------      ---------
     Net cash provided (used) by investing activities.......      10,290       (497,621)
                                                                --------      ---------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock...................          --        250,000
Proceeds from issuance of common stock......................          --              1
Contribution to additional paid-in capital, net of
  acquisition costs.........................................          --        240,733
Cash dividends paid on preferred stock......................     (18,438)       (16,389)
Cash dividends paid on common stock.........................     (22,032)            --
                                                                --------      ---------
     Net cash (used) provided by financing activities.......     (40,470)       474,345
                                                                --------      ---------
Net increase in cash on deposit with Harris Trust and
  Savings Bank..............................................         641            621
Cash on deposit with Harris Trust and Savings Bank at
  beginning of period.......................................         621             --
                                                                --------      ---------
Cash on deposit with Harris Trust and Savings Bank at end of
  period....................................................    $  1,262      $     621
                                                                ========      =========

   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland Corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying Real Estate Investment Trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in the Internal Revenue Code Section 856-860. All of the one thousand shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, are outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

     Cash and cash equivalents include cash on deposit with the Bank.

Allowance for Possible Loan Losses

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 1999 and 1998, no allowance for possible loan losses was recorded under this policy.

Income Taxes

     The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax because assets, income distribution and stock ownership tests in Internal Revenue Code Sections 856-860 are met. Accordingly, no provision for income taxes is included in the accompanying financial statements.

Securities

     The Company classifies all securities as available-for-sale, even if the Company has no current plans to divest. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Balance Sheet. Securities purchased under agreement to resell totaled $15 million at December 31, 1999 compared to $17 million at December 31, 1998. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

     The Company's investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect the carrying value of investments in securities available-for-sale currently reported in the balance sheets.

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the balance sheet and to be measured at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt this Statement in 2001 and does not expect its adoption to have a material effect on its financial position or results of operations.

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

     The balance of securing mortgage loans at December 31, 1999 and 1998 was $171 million and $260 million, respectively. The weighted average interest rate on those loans at December 31, 1999 and 1998 was 7.442% and 7.408%, respectively.

     None of the mortgage loans collateralizing the Notes were on nonaccrual status at December 31, 1999 or 1998.

     A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on those states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $106 million and $23 million, respectively at December 31, 1999 and $161 million and $34 million, respectively, at of December 31, 1998.

4. SECURITIES

                                            DECEMBER 31, 1999                                DECEMBER 31, 1998
                              ----------------------------------------------   ----------------------------------------------
                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                              ---------   ----------   ----------    -----     ---------   ----------   ----------    -----
                                                                      (IN THOUSANDS)
AVAILABLE-FOR-SALE
  SECURITIES
Mortgage-backed...........    $332,457       $--        $17,192     $315,265   $258,992      $2,502        $--       $261,494
                              --------       ---        -------     --------   --------      ------        ---       --------
Total Securities..........    $332,457       $--        $17,192     $315,265   $258,992      $2,502        $--       $261,494
                              ========       ===        =======     ========   ========      ======        ===       ========

     Mortgage-backed securities include Government National Mortgage Association Platinum Certificates. The contractual maturities of the mortgage-backed securities exceed ten years. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

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

     Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. Dividends paid to the holders of the Preferred Shares for the year ended December 31, 1999 and the period from inception (January 2, 1998) through December 31, 1998 were $18,438,000 and $16,389,001, respectively. The allocations of the distributions declared and paid for income tax purposes were 100% of ordinary income and none of capital gain.

     On December 30, 1998, the Bank contributed the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. A Common Stock dividend of $12,000 per common share was declared on December 2, 1999, to stockholders of record on December 15, 1999 paid on December 31, 1999. On January 28, 1999, the Company paid cash dividends of $9,700 per common share to the stockholder of record on December 10, 1998, to stockholders of record on December 30, 1998. On September 8, 1999, the Company paid a cash dividend of $332 thousand on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on September 2, 1999. The Company elected under Section 858 of the Internal Revenue Code to treat this dividend as having been paid in 1998.

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

     The Advisory Agreements in effect in 1999 and from inception (January 2, 1998) through December 31, 1998 entitled the Bank to receive advisory fees of $50,000 and $43,000, respectively. In 2000, advisory fees of $60,000 have been approved.

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

     The Company entered into an agreement with the Bank to act as Transfer Agent and Registrar for the 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, issued by the Company.

7. OPERATING SEGMENT

     The Company's operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 1999 and 1998, there is no pending litigation against the Company.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial data for the
Company:

                                                                                 PERIOD FROM INCEPTION (JANUARY 2, 1998)
                                      YEAR ENDED DECEMBER 31, 1999                      THROUGH DECEMBER 31, 1998
                              ---------------------------------------------   ---------------------------------------------
                                FIRST      SECOND       THIRD      FOURTH       FIRST      SECOND       THIRD      FOURTH
                               QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                               -------     -------     -------     -------     -------     -------     -------     -------
                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Total interest income.....    $   7,705   $   7,833   $   7,948   $   8,102   $   4,365   $   7,680   $   7,715   $   7,707
Total operating
  expenses................          238         227         183         213         172         294         343         177
                              ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income................        7,467       7,606       7,765       7,889       4,193       7,386       7,372       7,530
Preferred dividends.......        4,609       4,609       4,609       4,611       2,561       4,609       4,609       4,610
                              ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Net income available to
  common stockholder......    $   2,858   $   2,997   $   3,156   $   3,278   $   1,632   $   2,777   $   2,763   $   2,920
                              =========   =========   =========   =========   =========   =========   =========   =========
Basic and diluted income
  per common share........    $2,858.00   $2,997.00   $3,156.00   $3,278.00   $1,632.00   $2,777.00   $2,763.00   $2,920.00
                              =========   =========   =========   =========   =========   =========   =========   =========

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

                         HARRIS TRUST AND SAVINGS BANK

CERTAIN INFORMATION REGARDING HARRIS TRUST AND SAVINGS BANK

     Harris Trust and Savings Bank ("the Bank") is an Illinois banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly owned subsidiary of Harris Bankcorp, Inc., a multibank holding company incorporated under the laws of the State of Delaware and headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Harris Bankcorp, Inc. also owns 13 other banks, 12 in the counties surrounding Chicago and one in Arizona. Another Chicago metropolitan area multibank holding company, Harris Bankmont, Inc. was purchased in 1994 by Bankmont Financial Corp. ("Bankmont"), which is also the parent company of Harris Bankcorp, Inc. Harris Bankmont, Inc. owns 13 banks and, together with Harris Bankcorp, is collectively referred to as "Harris Bank." Bankmont is a wholly-owned subsidiary of Bank of Montreal. At December 31, 1999, Harris Bank's assets amounted to $27.18 billion, with the Bank representing approximately 74 percent of that total.

     The Bank, an Illinois state-chartered bank has its principal office, 58 domestic branch offices and 97 automated teller machines ("ATMs") located in the Chicago area. The Bank also has representative offices in Los Angeles, New York, Houston, Dallas, San Francisco and Tokyo; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), engaged in international banking and finance in New York. At December 31, 1999, the Bank had total assets of $20.04 billion, total deposits of $11.13 billion, total loans of $10.06 billion and equity capital of $1.25 billion.

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

     Competitors of the Bank include commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. Based on legislation passed in 1986 that allows Illinois banks to be acquired by banks or holding companies in states with a reciprocal law in effect together with the Federal Interstate Banking Efficiency Act of 1994, that allows for both interstate banking and interstate branching in certain circumstances, the Bank believes that the level of competition will increase in the future.

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

     Although primarily focusing on U.S. domestic customers, identifiable foreign assets accounted for 1 percent of the Bank's total consolidated assets at December 31, 1999, foreign net income was approximately 13 percent of the Bank's consolidated net income. Foreign net income is generated from three primary sources: (i) lending to foreign banks and other financial institutions;
(ii) time deposits held in foreign banks; and (iii) foreign exchange trading profits of approximately $8.3 million.

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

     On February 1, 2000, Bankcorp announced the sale of its corporate trust businesses. In separate and unrelated transactions, the indenture trust business is being sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales will result in an estimated pre-tax gain to Bankcorp of approximately $50 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000 (of that gain approximately 95 percent will be recorded by the Bank). The sales are subject to regulatory approval and are expected to close during the first quarter of 2000. In 1999, noninterest revenue from the corporate trust business amounted to $51.7 million. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

1999 COMPARED TO 1998

SUMMARY

     The Bank's 1999 net income was $144.3 million, up $14.7 million, or 11 percent from 1998. Return on average common equity ("ROE") for 1999 was 11.21 percent and return on average assets ("ROA") was 0.77 percent. For 1998, ROE was
10.02 percent and ROA was 0.78 percent.

     Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $157.9 million in 1999, an 11 percent increase compared to 1998. With the Bank's June 1996 acquisition of Household Bank's Chicagoland network, earnings on a cash basis is the most relevant measure of performance. Cash return on average common stockholder's equity ("Cash ROE") represents net income applicable to common stock plus after-tax amortization expenses of goodwill and other valuation intangibles, divided by average common stockholder's equity less gross average intangible assets. For the year ended December 31, 1999, cash ROE was 15.23 percent compared to cash ROE of 13.87 percent in 1998.

     For 1999, net interest income on a fully taxable equivalent basis of $400.6 million was up 8 percent from 1998. Net interest margin fell from 2.67 percent to 2.54 percent in 1999, reflecting a relatively greater use of wholesale funding sources to support earning asset growth. Average earning assets rose $1.83 billion or 13 percent to $15.78 billion in the current year, attributable to an increase of 8 percent or $712 million in average loans and $1.24 billion in investment securities. Commercial lending was a strong contributor to the loan growth.

     Noninterest income increased $5.0 million to $380.9 million for 1999. The primary contributors to this revenue growth were trust and investment management fees, service charges on deposits and income from tax-advantaged investments. Gains from sales of securities were substantially less in 1999, $13.6 million compared to $26.5 million in 1998. Money market and bond trading profits declined $1.9 million in the current year.

     Total noninterest expenses were $559.2 million up $28.6 million or 5 percent from 1998. Employment-related expenses totaled $344.5 million up $30.8 million or 10 percent. This increase reflects both salary adjustments and growth in benefit costs. Employee benefit increases were, in part, a function of lower discount rates applied to projected retirement liabilities. Net occupancy expenses totaled $37.1 million, down $3.0 million or 8 percent. Equipment expenses totaled $55.6 million, up $10.1 million or 22 percent from 1998 primarily due to additional depreciation from a new retail applications system and a new trust applications system, both placed in service during 1999. Contract programming and expert service fees were down $11.4 million and $5.3 million respectively, primarily due to limits on new systems development in order to devote resources to ensuring that all current systems were Y2K compliant. Amortization of goodwill and other valuation intangibles increased $1.2 million or 6 percent from 1998.

     Income taxes were $39.2 million down $6.1 million from 1998. The 1999 and 1998 effective tax rates are 21.4 percent and 25.9 percent respectively. The reduction in rate is primarily from the increase in revenue from tax-advantaged investments compared to 1998.

     The 1999 provision for loan losses of $21.7 million was down $3.6 million from 1998. Net loan charge-offs during the current year were $16.3 million compared to $16.8 million in 1998.

     Nonperforming assets at December 31, 1999 totaled $24 million, or 0.24 percent of total loans compared to $16 million or 0.17 percent a year ago. At December 31, 1999, the allowance for possible loan losses was $114 million or
1.13 percent of total loans outstanding compared to $108 million or 1.16 percent of loans at the end of 1998. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined from a multiple of 6.9 at December 31, 1998 to 4.7 at December 31, 1999.

     At December 31, 1999, the Bank's equity capital amounted to $1.25 billion, down from $1.33 billion at December 31, 1998. The decline is primarily attributable to unrealized securities losses, net of tax, which were $138 million at December 31, 1999 compared to unrealized securities gains, net of tax, of $31 million at December 31, 1998. In February 1998, Harris Preferred Capital Corporation, a subsidiary of the Bank, issued $250 million of noncumulative preferred stock in a public offering (see Note 15 to Financial Statements). The preferred stock qualifies as Tier 1 capital for U.S. banking regulatory purposes.

     The Bank's regulatory capital leverage ratio was 7.29 percent compared to
7.50 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1999, the Bank's Tier 1 and total risk-based capital ratios were 8.68 percent and 10.77 percent, respectively, compared to respective ratios of 8.57 percent and 10.77 percent at December 31, 1998. The 1999 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

1998 COMPARED TO 1997

     The Bank's 1998 net income was $129.6 million, up $25.3 million, or 24 percent from 1997. ROE for 1998 was 10.02 percent and ROA was 0.78 percent. For 1997, ROE was 8.47 percent and ROA was 0.69 percent.

     Cash earnings were $142.5 million in 1998, a 19 percent increase compared to 1997. For the year ended December 31, 1998, cash ROE was 13.87 percent compared to cash ROE of 12.67 percent in 1997.

     For 1998, net interest income on a fully taxable equivalent basis of $372.0 million was down 15 percent from 1997. Net interest margin fell from 3.40 percent to 2.67 percent in 1998, reflecting the impact of the credit card portfolio sale in January 1998 (see Note 19 to Financial Statements). Average earning assets rose $1.17 billion or 9 percent to $14.01 billion. Average loans increased 7 percent or $573 million. Excluding the credit card portfolio, average loans rose $1.37 billion or 18 percent. Commercial and residential real estate lending were strong contributors to this growth.

     Noninterest income increased 21 percent to $375.9 million for 1998. The primary contributors to this revenue growth were trust and investment management fees, service charges on deposits, gains on securities, syndication fees, gains on mortgage loan sales and income from bank-owned insurance investments.

     Total noninterest expenses were $530.6 million up $8.1 million or 2 percent from 1997. Employment-related expenses totaled $313.6 million up $14.9 million or 5 percent. Net occupancy expenses totaled $40.1 million, down $4.7 million or 10 percent. Equipment expenses totaled $45.4 million, up $5.0 million or 12 percent from 1997. Contract programming and expert service fees were up $9.6 million and $2.4 million respectively, primarily due to Year 2000 compliance activities. Other expenses, including marketing and communication and delivery expense, totaled $54.6 million down $15.9 million from 1997 due primarily to the reduction in costs as a result of the sale of the credit card portfolio. Amortization of goodwill and other valuation intangibles decreased $3.1 million or 13 percent from 1997, due to the credit card sale in January 1998. Excluding the cost associated with the credit card portfolio, expenses increased 7 percent.

     Income taxes were $45.3 million down $2.0 million from 1997. The 1998 and 1997 effective tax rates are 25.9 percent and 31.2 percent respectively. The reduction in rate is primarily from the increase in revenue from bank-owned insurance investments compared to 1997 (see Note 14 to Financial Statements).

     The 1998 provision for loan losses of $25.4 million was down $33.0 million from $58.4 million in 1997. Net loan charge-offs during the current year were $16.8 million compared to $67.1 million in 1997, primarily reflecting lower writeoffs in the charge card portfolio.

     Nonperforming assets at December 31, 1998 totaled $16 million, or 0.17 percent of total loans compared to $8 million or 0.10 percent in 1997. At December 31, 1998, the allowance for possible loan losses was $108 million or
1.16 percent of total loans outstanding compared to $100 million or 1.23 percent of loans at the end of 1997. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined from a multiple of 12.6 at December 31, 1997 to 6.9 at December 31, 1998.

     At December 31, 1998, the Bank's equity capital amounted to $1.33 billion, up from $1.28 billion at December 31, 1997.

     The Bank's regulatory capital leverage ratio was 7.50 percent compared to
6.54 percent at December 31, 1997. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1998, the Bank's Tier 1 and total risk-based capital ratios were 8.57 percent and 10.77 percent, respectively, compared to respective ratios of 7.29 percent and 10.36 percent at December 31, 1997. The 1998 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Trust and Savings Bank engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the years in the three year period ended December 31, 1999.

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

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Trust and Savings Bank:

     We have audited the accompanying consolidated statements of condition of Harris Trust and Savings Bank and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of Harris Trust and Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Trust and Savings Bank and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP                                              PricewaterhouseCoopers LLP
Chicago, Illinois
January 28, 2000, except for Note 21,
as to which the date is March 10, 2000.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                        DECEMBER 31
                                                              --------------------------------
                                                                  1999               1998
                                                              -------------      -------------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................   $ 1,423,043        $ 1,434,619
Money market assets:
  Interest-bearing deposits at banks........................       239,832             98,929
  Federal funds sold and securities purchased under
     agreement to resell....................................       298,000            151,575
Securities available-for-sale...............................     6,265,013          5,295,498
Trading account assets......................................        66,996            120,668
Loans.......................................................    10,063,801          9,306,607
Allowance for possible loan losses..........................      (113,702)          (108,280)
                                                               -----------        -----------
  Net loans.................................................     9,950,099          9,198,327
Premises and equipment......................................       311,353            284,962
Customers' liability on acceptances.........................        43,599             30,829
Bank-owned insurance investments............................       772,579            725,302
Goodwill and other valuation intangibles....................       241,568            257,627
Other assets................................................       425,983            399,126
                                                               -----------        -----------
       TOTAL ASSETS.........................................   $20,038,065        $17,997,462
                                                               ===========        ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........   $ 3,449,650        $ 3,382,309
                              -- interest-bearing...........     6,314,523          6,859,778
Deposits in foreign offices -- noninterest-bearing..........        35,537             69,215
                           -- interest-bearing..............     1,329,977            866,394
                                                               -----------        -----------
       Total deposits.......................................    11,129,687         11,177,696
Federal funds purchased and securities sold under agreement
  to repurchase.............................................     4,739,578          3,642,049
Short-term borrowings.......................................       681,097            166,510
Senior notes................................................     1,500,000            940,000
Acceptances outstanding.....................................        43,599             30,829
Accrued interest, taxes and other expenses..................       167,465            141,431
Other liabilities...........................................        50,545             90,550
Minority interest -- preferred stock of subsidiary..........       250,000            250,000
Long-term notes.............................................       225,000            225,000
                                                               -----------        -----------
       TOTAL LIABILITIES....................................    18,786,971         16,664,065
                                                               -----------        -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares authorized,
  issued and outstanding....................................       100,000            100,000
Surplus.....................................................       610,512            608,116
Retained earnings...........................................       678,275            593,973
Accumulated other comprehensive (loss) income...............      (137,693)            31,308
                                                               -----------        -----------
       TOTAL STOCKHOLDER'S EQUITY...........................     1,251,094          1,333,397
                                                               -----------        -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........   $20,038,065        $17,997,462
                                                               ===========        ===========

     The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------------
                                                                   1999           1998          1997
                                                                ----------      --------      --------
                                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $  695,194      $672,648      $699,160
Money market assets:
  Deposits at banks.........................................         1,483        10,816        31,431
  Federal funds sold and securities purchased under
    agreement to resell.....................................        10,894         8,338        12,977
Trading account.............................................         3,973         3,775         3,752
Securities available-for-sale:
  U.S. Treasury and federal agency..........................       330,214       266,979       219,027
  State and municipal.......................................         1,906         3,286         4,630
  Other.....................................................         1,511         1,386         1,322
                                                                ----------      --------      --------
  Total interest income.....................................     1,045,175       967,228       972,299
                                                                ----------      --------      --------
INTEREST EXPENSE
Deposits....................................................       351,384       360,762       344,274
Short-term borrowings.......................................       208,453       170,082       147,207
Senior notes................................................        69,027        47,689        39,883
Minority interest -- dividends on preferred stock of
  subsidiary................................................        18,437        16,389            --
Long-term notes.............................................        14,405        17,425        20,171
                                                                ----------      --------      --------
  Total interest expense....................................       661,706       612,347       551,535
                                                                ----------      --------      --------
NET INTEREST INCOME.........................................       383,469       354,881       420,764
Provision for loan losses...................................        21,732        25,358        58,415
                                                                ----------      --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........       361,737       329,523       362,349
                                                                ----------      --------      --------
NONINTEREST INCOME
Trust and investment management fees........................       119,133       111,130       102,718
Money market and bond trading...............................         8,484        10,370         7,011
Foreign exchange............................................         8,314         6,772         5,364
Merchant and charge card fees...............................        30,029        26,519        49,800
Service fees and charges....................................       104,586        97,033        84,262
Securities gains............................................        13,582        26,514        12,799
Gain on sale of credit card portfolio.......................            --        12,000            --
Bank-owned insurance investments............................        41,414        32,339        12,917
Foreign fees................................................        18,674        19,373        18,022
Syndication fees............................................        11,531        15,167         9,222
Other.......................................................        25,183        18,719         9,641
                                                                ----------      --------      --------
  Total noninterest income..................................       380,930       375,936       311,756
                                                                ----------      --------      --------
NONINTEREST EXPENSES
Salaries and other compensation.............................       288,140       264,503       252,104
Pension, profit sharing and other employee benefits.........        56,318        49,108        46,651
Net occupancy...............................................        37,114        40,139        44,793
Equipment...................................................        55,567        45,434        40,480
Marketing...................................................        28,283        23,279        21,935
Communication and delivery..................................        23,080        20,792        21,688
Deposit insurance...........................................         2,812         2,602         2,537
Expert services.............................................        26,359        31,660        29,219
Contract programming........................................        12,195        23,633        14,047
Other.......................................................         6,603         7,972        24,381
                                                                ----------      --------      --------
                                                                   536,471       509,122       497,835
Goodwill and other valuation intangibles....................        22,691        21,494        24,636
                                                                ----------      --------      --------
  Total noninterest expenses................................       559,162       530,616       522,471
                                                                ----------      --------      --------
Income before income taxes..................................       183,505       174,843       151,634
Applicable income taxes.....................................        39,203        45,286        47,319
                                                                ----------      --------      --------
NET INCOME..................................................    $  144,302      $129,557      $104,315
                                                                ==========      ========      ========
BASIC EARNINGS PER COMMON SHARE (based on 10,000,000 average shares outstanding)
Net income..................................................    $    14.43      $  12.96      $  10.43

     The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                             --------------------------------------
                                                               1999           1998           1997
                                                             --------       --------       --------
                                                                         (IN THOUSANDS)
NET INCOME...............................................    $144,302       $129,557       $104,315
Other comprehensive income:
  Unrealized gains/(losses) on available-for-sale
     securities:
     Unrealized holding (losses)/gains arising during
       period, net of tax (benefit) expense of ($106,170)
       in 1999, $27,668 in 1998 and $13,838 in 1997......    (160,703)        42,520         26,919
     Less reclassification adjustment for gains included
       in net income, net of tax expense of $5,284 in
       1999, $10,314 in 1998 and $4,979 in 1997..........      (8,298)       (16,200)        (7,820)
                                                             --------       --------       --------
  Other comprehensive (loss) income......................    (169,001)        26,320         19,099
                                                             ========       ========       ========
Comprehensive (loss) income..............................    $(24,699)      $155,877       $123,414
                                                             ========       ========       ========

     The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                ACCUMULATED
                                                                                   OTHER
                                                                               COMPREHENSIVE       TOTAL
                                              COMMON               RETAINED       INCOME       STOCKHOLDER'S
                                              STOCK     SURPLUS    EARNINGS       (LOSS)          EQUITY
                                             --------   --------   ---------   -------------   -------------
                                                            (IN THOUSANDS EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1996...............  $100,000   $600,377   $ 506,300     $ (14,111)     $1,192,566
  Contribution to capital surplus..........        --        650          --            --             650
  Net income...............................        --         --     104,315            --         104,315
  Dividends -- ($3.72 per common share)....        --         --     (37,199)           --         (37,199)
  Other comprehensive income...............        --         --          --        19,099          19,099
                                             --------   --------   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 1997...............   100,000    601,027     573,416         4,988       1,279,431
  Contribution to capital surplus..........        --      7,089          --            --           7,089
  Net income...............................        --         --     129,557            --         129,557
  Dividends -- ($10.90 per common share)...        --         --    (109,000)           --        (109,000)
  Other comprehensive income...............        --         --          --        26,320          26,320
                                             --------   --------   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 1998...............   100,000    608,116     593,973        31,308       1,333,397
  Contribution to capital surplus..........        --      2,396          --            --           2,396
  Net income...............................        --         --     144,302            --         144,302
  Dividends -- ($6.00 per common share)....        --         --     (60,000)           --         (60,000)
  Other comprehensive loss.................        --         --          --      (169,001)       (169,001)
                                             --------   --------   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 1999...............  $100,000   $610,512   $ 678,275     $(137,693)     $1,251,094
                                             ========   ========   =========     =========      ==========

     The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
                                                                   (IN THOUSANDS EXCEPT SHARE DATA)
OPERATING ACTIVITIES:
Net Income..................................................  $    144,302   $    129,557   $    104,315
Adjustments to reconcile net income to net cash provided
  (used) by operating activities:
  Provision for loan losses.................................        21,732         25,358         58,415
  Depreciation and amortization, including intangibles......        69,014         59,496         57,948
  Deferred tax (benefit) expense............................        (4,254)         5,352          2,705
  Gain on sales of securities...............................       (13,582)       (26,514)       (12,799)
  Gain on sale of credit card portfolio.....................            --        (12,000)            --
  Trading account net cash sales (purchases)................        53,672        (67,459)        57,146
  (Increase) decrease in interest receivable................       (37,595)        20,588        (29,296)
  Increase (decrease) in interest payable...................        32,881         18,341         (8,729)
  Decrease (increase) in loans held for sale................       152,521       (167,317)        (2,822)
  Other, net................................................        15,955        (58,921)       (26,505)
                                                              ------------   ------------   ------------
  Net cash provided (used) by operating activities..........       434,646        (73,519)       200,378
                                                              ------------   ------------   ------------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
    banks...................................................      (140,903)       499,133         60,125
  Net (increase) decrease in Federal funds sold and
    securities purchased under agreement to resell..........      (146,425)       (79,850)       244,550
  Proceeds from sales of securities available-for-sale......       693,264      2,307,598      1,234,860
  Proceeds from maturities of securities
    available-for-sale......................................     8,487,023     10,499,960      9,897,550
  Purchases of securities available-for-sale................   (10,416,675)   (14,147,509)   (12,208,001)
  Net increase in loans and assets held for sale............      (926,025)    (1,035,388)      (730,964)
  Proceeds from sales of premises and equipment.............           542         22,780         24,521
  Purchases of premises and equipment.......................       (73,256)      (116,437)       (99,273)
  Net increase in bank-owned insurance investments..........       (47,277)      (457,839)       (36,947)
  Other, net................................................        59,403         28,290         (9,173)
                                                              ------------   ------------   ------------
  Net cash used by investing activities.....................    (2,510,329)    (2,479,262)    (1,622,752)
                                                              ------------   ------------   ------------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................       (48,009)       518,111        933,380
  Net increase in Federal funds purchased and securities
    sold under agreement to repurchase......................     1,097,529        948,449        701,534
  Net increase (decrease) in other short-term borrowings....       514,587       (334,517)       156,655
  Proceeds from issuance of senior notes....................     3,460,500      8,347,080      6,710,000
  Repayment of senior notes.................................    (2,900,500)    (7,507,080)    (6,960,000)
  Proceeds from issuance of long-term notes.................            --             --         15,000
  Repayment of long-term notes..............................            --       (100,000)            --
  Proceeds from the sale of the credit card portfolio.......            --        722,748             --
  Proceeds from the issuance of preferred stock of
    subsidiary..............................................            --        250,000             --
  Cash dividends paid on common stock.......................       (60,000)      (109,000)       (37,199)
                                                              ------------   ------------   ------------
    Net cash provided by financing activities...............     2,064,107      2,735,791      1,519,370
                                                              ------------   ------------   ------------
    Net (decrease) increase in cash and demand balances due
      from banks............................................       (11,576)       183,010         96,996
    Cash and demand balances due from banks at January 1....     1,434,619      1,251,609      1,154,613
                                                              ------------   ------------   ------------
    Cash and demand balances due from banks at December
      31....................................................  $  1,423,043   $  1,434,619   $  1,251,609
                                                              ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest (net of amount capitalized)..................  $    628,825   $    594,006   $    560,264
      Income taxes..........................................  $     45,107   $     31,991   $     51,219

     The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     Harris Trust and Savings Bank ("Bank"), is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation which is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal ("BMO"). Throughout these Notes to Financial Statements, the term "Bank" refers to Harris Trust and Savings Bank and subsidiaries.

     The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 19 to Financial Statements for additional information on business combinations and Note 20 for additional information on related party transactions.

     The Bank provides banking, trust and other services domestically and internationally through the main banking facility, 7 active nonbank subsidiaries and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York. The Bank and its subsidiaries provide a variety of financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

BASIS OF ACCOUNTING

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles and conform to practices within the banking industry.

FOREIGN CURRENCY AND FOREIGN EXCHANGE CONTRACTS

     Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any of the years presented. Foreign exchange trading positions including spot, forward, futures and option contracts are revalued monthly using prevailing market rates. Exchange adjustments are included with foreign exchange income in the Consolidated Statements of Income.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Bank uses various interest rate and foreign exchange derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts may include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts may include spot, futures, forwards, option contracts and swaps.

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

     If hedge criteria are met, then unrealized gains and losses on derivative financial instruments other than interest rate swaps are generally recognized in the same period and in the same manner in which gains and losses from the hedged item are recognized. Unrealized gains and losses on a hedging instrument are deferred when the hedged item is accounted for on an historical cost basis. The hedging instrument is marked when the hedged item is accounted for on a mark to market basis.

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

     Interest rate options are used to manage the Bank's interest rate risk exposure from rate lock commitments and fixed rate mortgage loans intended to be sold in the secondary market. Changes in the market value of options designated as hedges are deferred from income recognition and effectively recognized as other noninterest income when the loans are sold and the hedge position is closed. Loans intended to be sold in the secondary market are carried at lower of amortized cost or current market value. When a hedge contract with an embedded gain is terminated early, the deferred gain is recorded as an adjustment to the carrying value of the loans. When a hedge contract with an embedded loss is terminated early, the deferred loss is charged to other noninterest income. When the hedged item is sold before the hedge contract is terminated and the hedge contract has an embedded gain or loss, the deferred gain or loss is recorded as other noninterest income in the same period as part of the gain or loss on the sale of the loans. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 which for the Bank would be the quarter ending March 31, 2001. The Bank is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.

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

LOANS, LOAN FEES AND COMMITMENT FEES

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 1999 and 1998, the Bank's Consolidated Statement of Condition included approximately $14 million and $5 million, respectively, of deferred loan-related fees net of deferred origination costs.

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

     The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flow analyses. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are current market interest rates, loan type and repricing interval.

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

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Bank adopted this statement in January 1998 and it did not have a material effect on the Bank's financial position or results of operations. Interest costs associated with long-term construction projects are capitalized and then amortized over the life of the related asset after the project is completed. For financial reporting purposes, the provision for depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets.

BANK-OWNED INSURANCE INVESTMENTS

     The Bank has purchased life insurance coverage for certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as other assets on the Consolidated Statements of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as other income or other expense. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as other income.

GOODWILL AND OTHER VALUATION INTANGIBLES

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

OTHER ASSETS

     Property or other assets received in satisfaction of debt are included in "Other Assets" on the Bank's Consolidated Statements of Condition and are recorded at the lower of remaining cost or fair value. Fair values for other real estate owned generally are reduced by estimated costs to sell. Losses arising from subsequent write-downs to fair value are charged directly to expense.

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

     Postemployment benefits provided to former or inactive employees after employment but before retirement are accrued if they meet the conditions for accrual of compensated absences. Otherwise, postemployment benefits are recorded when expenses are incurred.

CASH FLOWS

     As of December 31, 1997, credit card loan balances were reported as assets held for sale in anticipation of the sale in January 1998. See Note 19 to Financial Statements. This transfer was a noncash transaction and was excluded from the Consolidated Statements of Cash Flows.

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

RECLASSIFICATIONS

     Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                            DECEMBER 31, 1999                                   DECEMBER 31, 1998
                            -------------------------------------------------   -------------------------------------------------
                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                               COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
U.S. Treasury.............  $1,604,120    $    47      $ 62,193    $1,541,974   $1,243,878    $39,885       $  196     $1,283,567
Federal agency............   4,839,974          1       166,788     4,673,187    3,938,538     10,833          140      3,949,231
State and municipal.......      22,610        468            --        23,078       33,812      1,599           --         35,411
Other.....................      26,831         --            57        26,774       27,337          4           52         27,289
                            ----------    -------      --------    ----------   ----------    -------       ------     ----------
Total securities..........  $6,493,535    $   516      $229,038    $6,265,013   $5,243,565    $52,321       $  388     $5,295,498
                            ==========    =======      ========    ==========   ==========    =======       ======     ==========

     At December 31, 1999 and 1998, available-for-sale and trading account securities having a par value of $5.32 billion and $2.65 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $3.31 billion and $2.55 billion were sold under agreement to repurchase at December 31, 1999 and 1998, respectively.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 1999
                                                              -----------------------
                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Maturities:
  Within 1 year.............................................  $1,842,034   $1,837,009
  1 to 5 years..............................................   1,596,717    1,563,309
  5 to 10 years.............................................   1,459,706    1,369,823
  Over 10 years.............................................   1,568,247    1,468,098
Other securities without stated maturity....................      26,831       26,774
                                                              ----------   ----------
Total securities............................................  $6,493,535   $6,265,013
                                                              ==========   ==========

     In 1999, 1998 and 1997, proceeds from the sale of securities available-for-sale amounted to $693 million, $2.31 billion and $1.23 billion, respectively. Gross gains of $13.6 million and no gross losses were realized on these sales in 1999, while gross gains of $27.9 million and gross losses of $1.4 million were realized on these sales in 1998, and gross gains of $12.8 million and no gross losses were realized in 1997. Net unrealized holding gains on trading securities included in earnings during 1999 increased by $0.5 million from an unrealized gain of $0.8 million at December 31, 1998 to an unrealized gain of $1.3 million at December 31, 1999.

3. LOANS

     The following table summarizes loan balances by category:

                                                                       DECEMBER 31
                                                                --------------------------
                                                                   1999           1998
                                                                -----------    -----------
                                                                      (IN THOUSANDS)
Domestic loans:
Commercial, financial, agricultural, brokers and dealers....    $ 8,152,314    $ 7,625,927
  Real estate construction..................................         29,490         53,059
  Real estate mortgages.....................................      1,632,458      1,474,893
  Installment...............................................        211,393         70,861
Foreign loans:
  Governments and official institutions.....................            504            812
  Banks and other financial institutions....................         10,751         52,855
  Other, primarily commercial and industrial................         26,891         28,200
                                                                -----------    -----------
     Total loans............................................     10,063,801      9,306,607
Less allowance for possible loan losses.....................        113,702        108,280
                                                                -----------    -----------
     Loans, net of allowance for possible loan losses.......    $ 9,950,099    $ 9,198,327
                                                                ===========    ===========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                         DECEMBER 31
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Nonaccrual loans............................................    $21,117    $14,507    $ 7,253
Restructured loans..........................................      2,372        924         --
                                                                -------    -------    -------
Total nonperforming loans...................................     23,489     15,431      7,253
Other assets received in satisfaction of debt...............        690        366        642
                                                                -------    -------    -------
  Total nonperforming assets................................    $24,179    $15,797    $ 7,895
                                                                =======    =======    =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................    $ 1,097    $ 1,225    $   667
Interest income actually recognized.........................         86         75         51
                                                                -------    -------    -------
  Interest shortfall........................................    $ 1,011    $ 1,150    $   616
                                                                =======    =======    =======

     At December 31, 1999 and 1998, the Corporation had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets.

MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights, included in other assets, of $7.7 million and $8.2 million were capitalized during 1999 and 1998, respectively. Amortization expense associated with the mortgage servicing rights was $3.2 million and $1.6 million in 1999 and 1998, respectively. There were no direct write-downs in 1999 or 1998. The net capitalized assets of $16.8 million and $12.3 million at December 31, 1999 and 1998, respectively, are reflective of the fair value of those rights.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Balance, beginning of year..................................  $108,280   $ 99,678   $108,408
                                                              --------   --------   --------
Charge-offs.................................................   (21,164)   (25,680)   (76,142)
Recoveries..................................................     4,854      8,924      8,997
                                                              --------   --------   --------
  Net charge-offs...........................................   (16,310)   (16,756)   (67,145)
                                                              --------   --------   --------
Provisions charged to operations............................    21,732     25,358     58,415
                                                              --------   --------   --------
Balance, end of year........................................  $113,702   $108,280   $ 99,678
                                                              ========   ========   ========

     Details on impaired loans and related allowance are as follows:

                                                 IMPAIRED LOANS         IMPAIRED LOANS
                                                 FOR WHICH THERE       FOR WHICH THERE          TOTAL
                                                  IS A RELATED          IS NO RELATED          IMPAIRED
                                                    ALLOWANCE             ALLOWANCE             LOANS
                                               -------------------   --------------------   --------------
                                                                     (IN THOUSANDS)
December 31,1999
Balance......................................        $ 8,620               $14,869             $23,489
Related allowance............................          4,582                    --               4,582
                                                     -------               -------             -------
Balance, net of allowance....................        $ 4,038               $14,869             $18,907
                                                     =======               =======             =======
December 31,1998
Balance......................................        $13,403               $ 2,028             $15,431
Related allowance............................          2,596                    --               2,596
                                                     -------               -------             -------
Balance, net of allowance....................        $10,807               $ 2,028             $12,835
                                                     =======               =======             =======

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Average impaired loans......................................    $29,283    $25,091    $21,159
                                                                =======    =======    =======
Total interest income on impaired loans recorded on a cash
  basis.....................................................    $   329    $    88    $    91
                                                                =======    =======    =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
Land........................................................  $ 24,153    $ 24,484
Premises....................................................   255,359     249,116
Equipment...................................................   318,567     265,903
Leasehold improvements......................................    28,912      21,060
                                                              --------    --------
  Total.....................................................   626,991     560,563
Accumulated depreciation and amortization...................   315,638     275,601
                                                              --------    --------
  Premises and equipment....................................  $311,353    $284,962
                                                              ========    ========

     The provision for depreciation and amortization was $46.3 million in 1999, $37.1 million in 1998, and $32.3 million in 1997.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 1999 and December 31, 1998. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Bank's interest in these securities.

     The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.31 billion and $2.55 billion at December 31, 1999 and 1998, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts.

SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Amount outstanding at end of year...........................  $       --    $       --
Highest amount outstanding as of any month-end during the
  year......................................................  $   75,969    $  159,000
Daily average amount outstanding during the year............  $    6,272    $   30,954
Daily average annualized rate of interest...................        4.22%         3.59%

SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Amount outstanding at end of year...........................  $3,309,961    $2,552,261
Highest amount outstanding as of any month-end during the
  year......................................................  $3,309,961    $2,552,261
Daily average amount outstanding during the year............  $2,747,248    $2,081,408
Daily average annualized rate of interest...................        4.58%         5.24%

7. SENIOR NOTES AND LONG-TERM NOTES

     The following table summarizes the Bank's long-term notes:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Floating rate subordinated note to Bankcorp due March 31,         50,000        50,000
  2005......................................................
Floating rate subordinated note to Bankcorp due December 1,       50,000        50,000
  2006......................................................
Fixed rate 6 1/2% subordinated note to Bankcorp due December      60,000        60,000
  27, 2007..................................................
Fixed rate 7 5/8% subordinated note to Bankcorp due June 27,      15,000        15,000
  2008......................................................
Fixed rate 7 1/8% subordinated note to Bankcorp due June 30,      50,000        50,000
  2009......................................................
                                                              ----------    ----------
  Total.....................................................  $  225,000    $  225,000
                                                              ==========    ==========

     All of the Bank notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 1999, 180 day LIBOR was 6.13 percent.

     The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of the Bank. As of December 31, 1999, $1.5 billion of senior notes were outstanding with original maturities ranging from 366 to 385 days (remaining maturities ranging from 18 to 223 days) and stated interest rates ranging from 5.00 percent to 5.85 percent. As of December 31, 1998, $940 million of senior notes were outstanding with original maturities ranging from 31 to 182 days (remaining maturities ranging from 22 to 130 days) and stated interest rates ranging from 5.00 percent to 5.50 percent.

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

     The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities reported on the Bank's Consolidated Statements of Condition were considered to be the best estimates of fair value for these financial instruments. Fair values of trading account assets and available-for-sale securities were based on quoted market prices.

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

     The fair values of customers' liability on acceptances and acceptances outstanding approximate carrying value due to the short-term nature of these assets and liabilities and the generally negligible credit losses associated with them.

     The fair values of accrued interest receivable and payable approximate carrying values due to the short-term nature of these assets and liabilities.

     The fair values of bank-owned insurance investments approximate carrying value, because upon liquidation of these investments the Bank would receive the cash surrender value which equals carrying value.

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

     The fair value of minority interest -- preferred stock of subsidiary ("Harris Preferred Capital Corporation") approximates carrying value as the preferred stock has a liquidation preference that equals book value.

     The fair value of long-term notes was determined using a discounted cash flow calculation with current rates available to the Bank for similar debt as discount rates.

     The fair value of credit facilities are presented as an obligation in order to represent the approximate cost the Bank would incur to induce third parties to assume these commitments.

     The estimated fair values of the Bank's financial instruments at December 31, 1999 and 1998 are presented in the following table. See Note 9 for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                       DECEMBER 31
                                               -----------------------------------------------------------
                                                           1999                           1998
                                               ----------------------------   ----------------------------
                                                  CARRYING         FAIR          CARRYING         FAIR
                                                   VALUE           VALUE          VALUE           VALUE
                                               --------------   -----------   --------------   -----------
                                                                     (IN THOUSANDS)
ASSETS
Cash and demand balances due from banks......   $ 1,423,043     $ 1,423,043    $ 1,434,619     $ 1,434,619
Money market assets:
  Interest-bearing deposits at banks.........       239,832         239,832         98,929          98,929
  Federal funds sold and securities purchased
     under agreement to resell...............       298,000         298,000        151,575         151,575
Securities available-for-sale................     6,265,013       6,265,013      5,295,498       5,295,498
Trading account assets.......................        66,996          66,996        120,668         120,668
Loans, net of unearned income and allowance
  for possible loan losses...................     9,950,099       9,906,946      9,198,327       9,204,638
Customers' liability on acceptances..........        43,599          43,599         30,829          30,829
Accrued interest receivable..................       148,124         148,124        110,530         110,530
Bank-owned insurance investments.............       772,579         772,579        725,302         725,302
                                                -----------     -----------    -----------     -----------
     Total on-balance-sheet financial
       assets................................   $19,207,285     $19,164,132    $17,166,277     $17,172,588
                                                ===========     ===========    ===========     ===========
LIABILITIES
Deposits:
  Demand deposits............................   $ 6,667,101     $ 6,667,101    $ 6,401,678     $ 6,401,678
  Time deposits..............................     4,462,586       4,473,839      4,776,018       4,805,625
Federal funds purchased and securities sold
  under agreement to repurchase..............     4,739,578       4,739,578      3,642,049       3,642,049
Other short-term borrowings..................       681,097         681,097        166,510         166,510
Acceptances outstanding......................        43,599          43,599         30,829          30,829
Accrued interest payable.....................        74,836          74,836         41,955          41,955
Senior notes.................................     1,500,000       1,500,000        940,000         940,000
Minority interest -- preferred stock of
  subsidiary.................................       250,000         250,000        250,000         250,000
Long-term notes..............................       225,000         218,663        225,000         233,628
                                                -----------     -----------    -----------     -----------
     Total on-balance-sheet financial
       liabilities...........................   $18,643,797     $18,648,713    $16,474,039     $16,512,274
                                                ===========     ===========    ===========     ===========
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
  (POSITIVE POSITIONS/(OBLIGATIONS))
Credit facilities............................   $   (13,781)    $   (13,781)   $    (5,160)    $    (5,160)
Interest rate contracts:
  Dealer and trading contracts...............           456             456           (352)           (352)
  Risk management contracts..................            (4)          3,759           (297)         (4,701)
Foreign exchange rate contracts:
  Dealer and trading contracts...............          (315)           (315)            --              --
  Risk management contracts..................           150           1,198             --              --
                                                -----------     -----------    -----------     -----------
     Total off-balance-sheet financial
       instruments...........................   $   (13,494)    $    (8,683)   $    (5,809)    $   (10,213)
                                                ===========     ===========    ===========     ===========

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

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Bank's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $7.4 billion and $7.3 billion at December 31, 1999 and 1998, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 1999, totaled $301 million and at December 31, 1998, totaled $408 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $1.91 billion at December 31, 1999 and $1.64 billion at December 31, 1998. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $401 million at December 31, 1999 and $490 million at December 31, 1998.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $91 million at December 31, 1999 and $100 million at December 31, 1998.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $13.8 million at December 31, 1999 and $5.2 million at December 31, 1998.

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

     Market risk is the potential for loss arising from potential adverse changes in underlying market factors, including interest and foreign exchange rates. The Bank manages market risk through the imposition of integrated value-at-risk limits and an active, independent monitoring process.

     Value at risk methodology is used for measuring the market risk of the Bank's trading positions. This statistical methodology uses recent market volatility to estimate the maximum daily trading loss that the Bank would expect to incur, on average, 99 percent of the time. The model also measures the effect of correlation among the various trading instruments to determine how much risk is eliminated by offsetting positions.

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

     Interest rate swaps are contracts involving the exchange of interest payments based on a notional amount for a specified period. Most of the Bank's activity in swaps is as intermediary in the exchange of interest payments between customers, although the Bank also uses swaps to manage its own interest rate exposure (see discussion of risk management activity).

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

                                                                   DECEMBER 31
                                                --------------------------------------------------
                                                    CONTRACTUAL OR                 MAXIMUM
                                                    NOTIONAL AMOUNT           REPLACEMENT COST
                                                -----------------------    -----------------------
                                                   1999         1998          1999         1998
                                                ----------   ----------    ----------   ----------
                                                                  (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards........................  $  111,710   $  272,658    $      284   $      123
  Forward rate agreements.....................          --      146,800            --          558
  Options written.............................          --           --            --           --
  Options purchased...........................       1,000           --             3           --
  Guarantees written..........................     531,775      735,221         1,935           91
  Guarantees purchased........................     519,022      735,221         1,240        2,647
  Swaps.......................................   2,677,750    2,727,942        23,871       33,909

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 1999 and 1998:

                                                        1999            1999            1998            1998
                                                    -------------   -------------   -------------   -------------
                                                       END OF                          END OF
                                                       PERIOD          AVERAGE         PERIOD          AVERAGE
                                                       ASSETS          ASSETS          ASSETS          ASSETS
                                                    (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                                    -------------   -------------   -------------   -------------
                                                                           (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.............................    $    284        $     --        $    123        $     --
     Unrealized losses............................          --              --              --              --
  Forward rate agreements
     Unrealized gains.............................          --             184             558             192
     Unrealized losses............................          --            (184)           (558)           (192)
  Options
     Purchased....................................           3              --              --              --
     Written......................................          --              --              --              --
  Guarantees
     Purchased....................................        (695)          2,006           2,556           2,087
     Written......................................         763          (2,037)         (2,556)         (2,087)
  Swaps
     Unrealized gains.............................      23,871          20,942          33,909          43,790
     Unrealized losses............................     (23,770)        (21,155)        (34,384)        (42,672)
                                                      --------        --------        --------        --------
          Total Interest Rate Contracts...........    $    456        $   (244)       $   (352)       $  1,118
                                                      ========        ========        ========        ========

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 1999, 1998 and 1997 are summarized below:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                               GAINS      GAINS      GAINS
                                                              (LOSSES)   (LOSSES)   (LOSSES)
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................   $  542    $   788     $ (649)
  Forward rate agreements...................................        2         --         --
  Options...................................................      (36)       (16)        54
  Guarantees................................................      (57)        --         (6)
  Swaps.....................................................      439        210         42
Debt Instruments............................................    7,594      9,388      7,570
                                                               ------    -------     ------
     Total Trading Revenue..................................   $8,484    $10,370     $7,011
                                                               ======    =======     ======

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps:

                                                        DECEMBER 31, 1999
                              ---------------------------------------------------------------------
                               WITHIN     1 TO 3     3 TO 5    5 TO 10    GREATER THAN
                               1 YEAR     YEARS      YEARS      YEARS       10 YEARS       TOTAL
                              --------   --------   --------   --------   ------------   ----------
                                                         (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount...........  $217,634   $472,434   $504,687   $130,218   $     61,200   $1,386,173
  Average pay rate..........      5.77%      6.11%      6.07%      6.58%          6.16%        6.09%
  Average receive rate......      6.07%      6.13%      6.02%      5.51%          6.13%        6.02%
Receive Fixed Swaps:
  Notional amount...........  $209,399   $446,915   $478,529   $101,134   $     55,600   $1,291,577
  Average pay rate..........      6.05%      6.13%      6.19%      5.68%          6.13%        6.10%
  Average receive rate......      5.77%      6.02%      6.09%      6.59%          6.14%        6.06%
     Total notional
       amount...............  $427,033   $919,349   $983,216   $231,352   $    116,800   $2,677,750

     The following table summarizes the bank's dealer/trading equities and commodities contracts and their related contractual or notional amounts and maximum replacement costs.

                                                                    DECEMBER 31
                                         -----------------------------------------------------------------
                                                 CONTRACTUAL OR                        MAXIMUM
                                                 NOTIONAL AMOUNT                  REPLACEMENT COST
                                         -------------------------------   -------------------------------
                                              1999             1998             1999             1998
                                         --------------   --------------   --------------   --------------
Equities Contracts:
  Options written......................  $       15,451   $        3,702   $           --   $           --
  Options purchased....................          15,451            3,702            2,507            1,032
Commodities Contracts..................              --            1,596               --              193

     The following table summarizes average and end of period fair values of dealer/trading equities contracts and commodities contracts for the years ended December 31, 1999 and 1998:

                                               1999                1999                1998                1998
                                           -------------       -------------       -------------       -------------
                                           END OF PERIOD          AVERAGE          END OF PERIOD          AVERAGE
                                              ASSETS              ASSETS              ASSETS              ASSETS
                                           (LIABILITIES)       (LIABILITIES)       (LIABILITIES)       (LIABILITIES)
                                           -------------       -------------       -------------       -------------
                                                                        (IN THOUSANDS)
Equities Contracts:
  Options
     Purchased......................         $  2,507            $     79             $ 1,032            $    179
     Written........................           (2,507)                (79)             (1,032)               (179)
                                             --------            --------             -------            --------
       Total Equities Contracts.....         $     --            $     --             $    --            $     --
                                             ========            ========             =======            ========
Commodities Contracts:
  Unrealized Gains..................         $     --            $      9             $   193            $      8
  Unrealized Losses.................               --                  (9)               (193)                 (8)
                                             --------            --------             -------            --------
       Total Commodities
          Contracts.................         $     --            $     --             $    --            $     --
                                             ========            ========             =======            ========

     There were no net gains (losses) from dealer/trading activity in equities or commodities contracts for the years ended December 31, 1999 and 1998.

RISK MANAGEMENT ACTIVITY

     In addition to its dealer activities, the Bank uses interest rate contracts, primarily swaps, and foreign exchange contracts to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities and foreign currency exchange rate fluctuations of certain assets and liabilities. For non-trading risks, market risk is controlled by actively managing the asset and liability mix, either directly through the balance sheet or with off-balance sheet derivative instruments. Measures also focus on interest rate exposure gaps and sensitivity to rate changes. During 1999 and 1998, interest rate swaps were primarily used to alter the character of revenue earned on certain fixed rate loans. During 1999 foreign exchange contracts were used to stabilize any currency exchange rate fluctuations for certain senior notes. The Bank had $256 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 1999 with a fair value of $5.0 million. At December 31, 1998, the Bank had $152 million notional amount of swap contracts outstanding with a fair value of $4.7 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $1.0 million and $0.9 million, respectively, at December 31, 1999 and $0.2 million and $4.5 million, respectively, at December 31, 1998. Risk management activity, including the related cash positions, had no material effect on the Bank's net income for the year ended December 31, 1999 or 1998. There were no deferred gains or losses on terminated contracts at December 31, 1999 or 1998.

     The following table summarizes swap activity for risk management purposes:

                                                                 NOTIONAL
                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Amount, December 31, 1997...................................    $ 483,032
Additions...................................................       57,517
Maturities..................................................     (388,915)
Terminations................................................           --
                                                                ---------
Amount, December 31, 1998...................................    $ 151,634
Additions...................................................      142,850
Maturities..................................................        6,576
Terminations................................................      (44,685)
                                                                ---------
Amount, December 31, 1999...................................    $ 256,375
                                                                =========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps used for risk management:

                                                                DECEMBER 31, 1999
                                           ------------------------------------------------------------
                                           WITHIN       1 TO 3       3 TO 5       5 TO 10
                                           1 YEAR        YEARS        YEARS        YEARS        TOTAL
                                           -------      -------      -------      -------      --------
                                                                  (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount........................  $75,267      $84,960      $20,141      $    --      $180,368
  Average pay rate.......................     6.25%        6.01%        6.67%          --%         6.18%
  Average receive rate...................     6.18%        6.15%        6.17%          --%         6.17%
Receive Fixed Swaps:
  Notional amount........................  $    --      $    --      $76,007      $    --      $ 76,007
  Average pay rate.......................       --%          --%        5.92%          --%         5.92%
  Average receive rate...................       --%          --%        5.15%          --%         5.15%
     Total notional amount...............  $75,267      $84,960      $96,148      $    --      $256,375

     At December 31, 1999, swap contracts with BMO represent $19.6 million and $4.5 million of unrealized gains and unrealized losses, respectively. Guarantee contracts purchased from BMO represent $0.8 million and $0.2 million of unrealized gains and unrealized losses, respectively. Guarantee contracts written with BMO represent $1.8 million and $0.4 million of unrealized gains and unrealized losses, respectively.

FOREIGN EXCHANGE CONTRACTS

DEALER ACTIVITY

     The Bank is a dealer in foreign exchange. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. The Bank and BMO combine their U.S. foreign exchange revenues (FX). Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses.

     At December 31, 1999, approximately 75 percent of the Bank's gross notional positions in foreign currency contracts are represented by seven currencies:
English pounds, German deutsche marks, Japanese yen, French francs, Swiss francs, Canadian dollars and Italian lira.

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

     The following table summarizes the Bank's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                                               DECEMBER 31
                                   -------------------------------------------------------------------
                                           CONTRACTUAL OR                             MAXIMUM
                                           NOTIONAL AMOUNT                       REPLACEMENT COST
                                   -------------------------------           -------------------------
                                      1999                 1998               1999              1998
                                   ----------           ----------           -------           -------
                                                             (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards.....  $1,563,178           $1,734,546           $22,290           $19,991
  Options written................     168,590              184,615                --                --
  Options purchased..............     168,590              184,615             4,086             3,885
  Cross currency swaps...........     324,235              123,906            13,416             2,996

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 1999 and 1998:

                                               1999             1999             1998             1998
                                           -------------    -------------    -------------    -------------
                                           END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                              ASSETS           ASSETS           ASSETS           ASSETS
                                           (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                           -------------    -------------    -------------    -------------
                                                                    (IN THOUSANDS)
Foreign Exchange Contracts:
Spot, futures and forwards
  Unrealized gains.......................    $ 22,290         $ 22,531         $ 19,991         $ 35,056
  Unrealized losses......................     (22,290)         (22,531)         (19,991)         (35,056)
Options
  Purchased..............................       4,086            7,984            3,885            3,304
  Written................................      (4,086)          (7,984)          (3,885)          (3,304)
Cross currency swaps
  Unrealized gains.......................      13,416            1,111            2,996            2,913
  Unrealized losses......................     (13,731)            (775)          (2,996)          (2,913)
                                             --------         --------         --------         --------
Total Foreign Exchange...................    $   (315)        $    336         $     --         $     --
                                             ========         ========         ========         ========

     At December 31, 1999, spot, futures and forward contracts with BMO represent $8.2 million and $10.0 million of unrealized gains and unrealized losses, respectively. Options contracts with BMO represent

$4.1 million and $4.1 million of options purchased and options written, respectively. Cross currency swaps with BMO represent $7.8 million and $5.8 million of unrealized gains and unrealized losses, respectively.

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 1999, 1998 and 1997 totaled $8.3 million, $6.8 million and $5.4 million, respectively, of net profit under the aforementioned agreement with BMO.

SECURITIES ACTIVITIES

     The Bank's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $50 million at December 31, 1999 and $83 million at December 31, 1998.

     Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had no short position at December 31, 1999 or 1998.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Bank had one major concentration of credit risk arising from financial instruments at December 31, 1999 and 1998. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

MIDWESTERN GEOGRAPHIC AREA

     A majority of the Bank's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, charge card loans and lines, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Bank's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $9.4 billion or 34 percent of the Bank's total credit exposure at December 31, 1999 and $11.4 billion or 44 percent of the Bank's total credit exposure at December 31, 1998.

     The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 for information on collateral supporting credit facilities.

11. EMPLOYEE BENEFIT PLANS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 1999. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 1999. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Bank's employees as well as persons employed by certain affiliated entities.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 1999, 1998 and 1997, cumulative contributions were greater than the amounts recorded as pension expense for financial reporting purposes.

     The total consolidated pension expense of the Bank, including the supplemental plan (excluding settlement losses), for 1999, 1998 and 1997 was $10.9 million, $8.2 million and $7.5 million, respectively.

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

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the
Bank:

                                        PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                 ------------------------------   ---------------------------------
                                 1999***    1998***    1997***     1999***     1998***     1997***
                                 --------   --------   --------   ---------   ---------   ---------
                                                           (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning
  of year......................  $242,661   $221,496   $205,663   $ 34,829    $ 33,687    $ 32,957
Service cost...................    10,197      8,781      7,928      1,730       1,363         939
Interest cost..................    16,714     13,772     12,145      2,509       2,374       1,600
Benefits paid (net of
  participant contributions)...   (22,851)   (20,899)   (12,816)    (2,467)     (2,859)     (1,031)
Actuarial (gain) or loss.......   (19,020)    19,511      8,576     (1,363)        264        (778)
                                 --------   --------   --------   --------    --------    --------
Benefit obligation at end of
  year.........................  $227,701   $242,661   $221,496   $ 35,238    $ 34,829    $ 33,687
                                 ========   ========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year............  $215,721   $237,072   $197,350   $ 16,732    $ 15,278    $ 11,710
Actual return on plan assets...    25,539     (7,903)    47,121      1,913        (864)      2,216
Employer contribution..........     8,040      7,451      5,417      2,377       2,318       1,352
Benefits paid..................   (22,851)   (20,899)   (12,816)        --          --          --
                                 --------   --------   --------   --------    --------    --------
Fair value of plan assets at
  end of year **...............  $226,449   $215,721   $237,072   $ 21,022    $ 16,732    $ 15,278
                                 ========   ========   ========   ========    ========    ========
Funded Status..................  $ (1,252)  $(26,940)  $ 15,576   $(14,216)   $(18,097)   $(18,409)
Contributions made between
  measurement date (September
  30) and end of year..........        --      8,040      7,451         --          --          --
Unrecognized actuarial (gain)
  or loss......................    11,767     36,764     (7,673)   (12,468)    (11,402)    (13,886)
Unrecognized transition (asset)
  or obligation................      (710)    (1,022)    (1,216)    23,142      24,917      26,842
Unrecognized prior service
  cost.........................    (4,814)    (5,551)    (5,729)     1,799       2,030       1,569
                                 --------   --------   --------   --------    --------    --------
Prepaid (accrued) benefit
  cost.........................  $  4,991   $ 11,291   $  8,409   $ (1,743)   $ (2,552)   $ (3,884)
                                 ========   ========   ========   ========    ========    ========

                                        PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                 ------------------------------   ---------------------------------
                                   1999       1998       1997       1999        1998        1997
                                 --------   --------   --------   ---------   ---------   ---------
                                                           (IN THOUSANDS)
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost...................  $ 10,197   $  8,781   $  7,928   $  1,730    $  1,363    $  1,203
Interest cost..................    16,714     13,772     12,145      2,509       2,374       2,248
Expected return on plan
  assets.......................   (20,393)   (16,499)   (14,293)    (1,405)     (1,262)       (891)
Amortization of prior service
  cost.........................      (737)      (664)      (671)       176         176         176
Amortization of transition
  (asset) or obligation........      (312)      (282)      (285)     1,780       1,780       1,780
Recognized actuarial (gain) or
  loss.........................       831         50         --       (269)       (497)       (465)
                                 --------   --------   --------   --------    --------    --------
Net periodic benefit cost......  $  6,300   $  5,158   $  4,824   $  4,521    $  3,934    $  4,051
                                 ========   ========   ========   ========    ========    ========

---------------
* Benefit obligation is projected for the pension benefits and accumulated for the postretirement medical benefits.
** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by HTSB.
*** Plan assets and obligation measured as of September 30.

                                           PENSION BENEFITS          POSTRETIREMENT MEDICAL BENEFITS
                                      ---------------------------   ---------------------------------
                                       1999      1998      1997       1999        1998        1997
                                      -------   -------   -------   ---------   ---------   ---------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
  DECEMBER 31
Discount rate*.....................    7.50%     7.00%     7.25%     7.50%       7.00%       7.25%
Expected return on plan assets.....    9.00%     9.00%     9.00%     8.00%       8.00%       8.00%
Rate of compensation increase......    5.50%     5.50%     5.70%      N/A         N/A         N/A

* Discount rates are used to determine service costs for the subsequent year.

     For measurement purposes, a 6.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6.0 percent in 2001 and remain level thereafter.

     For the postretirement medical care benefit plan, assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                1-PERCENTAGE     1-PERCENTAGE
                                                               POINT INCREASE   POINT DECREASE
                                                               --------------   --------------
Effect on total of service and interest cost components.....       $1,006          $  (705)
Effect on postretirement benefit obligation.................       $5,945          $(4,803)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                              SUPPLEMENTAL UNFUNDED RETIREMENT
                                                                          BENEFITS
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 21,752    $ 17,518    $ 14,245
Service cost................................................     2,244       1,087         600
Interest cost...............................................     1,312       1,046         743
Benefits paid (net of participant contributions)............    (5,094)     (1,493)     (2,109)
Actuarial (gain) or loss....................................    (6,487)      3,594       4,039
                                                              --------    --------    --------
Benefit obligation at end of year...........................  $ 13,727    $ 21,752    $ 17,518
                                                              ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $     --    $     --    $     --
Actual return on plan assets................................        --          --          --
Employer contribution.......................................     5,094       1,493       2,109
Benefits paid...............................................    (5,094)     (1,493)     (2,109)
                                                              --------    --------    --------
Fair value of plan assets at end of year....................  $     --    $     --    $     --
                                                              ========    ========    ========
Funded Status...............................................  $(13,727)   $(21,752)   $(17,518)
Contributions made between measurement date (September 30)
  and end of year...........................................        45          45          48
Unrecognized actuarial (gain) or loss.......................      (867)      7,999       4,397
Unrecognized transition (asset) or obligation...............       238         309         457
Unrecognized prior service cost.............................     2,194       2,394       3,179
                                                              --------    --------    --------
Prepaid (accrued) benefit cost..............................  $(12,117)   $(11,005)   $ (9,437)
                                                              ========    ========    ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $  2,244    $  1,087    $    600
Interest cost...............................................     1,312       1,046         743
Expected return on plan assets..............................        --          --          --
Amortization of prior service cost..........................       500         469         525
Amortization of transition (asset) or obligation............       114         107         120
Recognized actuarial (gain) or loss.........................       478         353         694
                                                              --------    --------    --------
Net periodic benefit cost...................................  $  4,648    $  3,062    $  2,682
                                                              ========    ========    ========
Additional (gain) or loss recognized due to:
  Curtailment...............................................  $     --    $     --    $     --
  Settlement................................................  $  1,314    $     --    $    241

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................     6.00%       6.00%       6.00%
Rate of compensation increase...............................     5.70%       5.70%       5.70%

     The Bank has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Bank relative to predefined targets. The Bank's total expense for this plan was $9.5 million, $8.8 million and $8.5 million in 1999, 1998 and 1997, respectively.

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

     The Bank granted stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The stock options are exercisable for Bank of Montreal common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $2.4 million, $1.1 million and $0.6 million in 1999, 1998 and 1997 respectively.

     The following table summarizes the stock option activity for 1999, 1998 and 1997 and provides details of stock options outstanding at December 31, 1999:

                                              1999                    1998                    1997
                                     ----------------------   ---------------------   --------------------
                                                  WEIGHTED-               WEIGHTED-              WEIGHTED-
                                                   AVERAGE                 AVERAGE                AVERAGE
                                                  EXERCISE                EXERCISE               EXERCISE
              OPTIONS                  SHARES       PRICE      SHARES       PRICE      SHARES      PRICE
              -------                ----------   ---------   ---------   ---------   --------   ---------
Outstanding at beginning of year...   1,751,600    $34.46       932,000    $30.51      784,850    $25.42
Granted............................     735,700     34.72       814,000     39.06      224,750     46.33
Exercised..........................          --        --            --        --           --        --
Forfeited, cancelled...............      (2,500)    39.06            --        --      (77,600)    24.87
Transferred........................     (15,000)    39.06         5,600     22.55           --        --
Expired............................          --        --            --        --           --        --
                                     ----------               ---------               --------
Outstanding at end of year.........   2,469,800     34.50     1,751,600     34.46      932,000     30.51
                                     ==========               =========               ========
Options exercisable at
  year-end.........................        None                    None                   None
Weighted-average fair value of
  options granted during the
  year.............................  $     6.67               $    7.98               $   9.53

                                                  NUMBER             WEIGHTED AVERAGE
                          RANGE OF              OUTSTANDING             REMAINING           WEIGHTED AVERAGE
                       EXERCISE PRICES       DECEMBER 31, 1999       CONTRACTUAL LIFE        EXERCISE PRICE
                       ---------------       -----------------       ----------------       ----------------
                           $22-30                  712,850            6.51 years                 $25.46
                            34-42                1,532,200               9.44                     36.98
                            46-50                  224,750               7.95                     46.33
                                                 ---------
                            22-50                2,469,800               8.46                     34.50
                                                 =========

     The fair value of the stock options granted has been estimated using the Bloomberg Model with the following assumptions:

                                                               1999      1998      1997
                                                              -------   -------   -------
Risk-free interest rate.....................................    6.31%     4.87%     5.81%
Expected life, in years.....................................      7.0       7.5       7.5
Expected volatility.........................................   21.46%    19.82%    15.96%
Compound annual dividend growth.............................    9.02%     8.82%     8.82%
Estimated fair value per option (US $)......................  $  6.67   $  7.98   $  9.53

HARRIS BANK STOCK APPRECIATION RIGHTS PLAN

     The Bank maintains the Harris Bank Stock Appreciation Rights Plan which was established in January 1995. The rights granted under this plan have either a three-year or five-year term and are exercisable after the expiration of the respective term, assuming cumulative performance goals are met. Compensation expense for the Harris Bank Stock Appreciation Rights Plan totaled $0.3 million, $0.5 million and $5.1 million in 1999, 1998 and 1997 respectively.

     The following table details the rights outstanding at December 31, 1999, 1998 and 1997.

                                                                1999      1998       1997
                                                              --------   -------   --------
Outstanding beginning of the year...........................   331,700   341,000    528,000
Granted.....................................................        --        --         --
Exercised...................................................  (273,700)  (13,500)  (124,000)
Cancelled...................................................        --        --    (63,000)
Transferred.................................................        --     4,200         --
                                                              --------   -------   --------
Outstanding end of the year.................................    58,000   331,700    341,000
                                                              ========   =======   ========

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $15.0 million in 1999, $13.7 million in 1998 and $16.7 million in 1997. These amounts include real estate taxes, maintenance and other rental-related operating costs of $2.5 million, $3.0 million and $4.0 million for 1999, 1998 and 1997, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 1999 for all noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2000........................................................     $ 9,293
2001........................................................       7,733
2002........................................................       5,327
2003........................................................       3,414
2004........................................................       3,188
2005 and thereafter.........................................      17,956
                                                                 -------
  Total minimum future rentals..............................     $46,911
                                                                 =======

     Occupancy expenses for 1999, 1998 and 1997 have been reduced by $12.7 million, $13.5 million and $13.7 million, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 1999, 1998, and 1997 applicable income tax expense (benefit) was as follows:

                                                             FEDERAL     STATE     FOREIGN     TOTAL
                                                             -------    -------    -------    -------
                                                                          (IN THOUSANDS)
1999: Current............................................    $45,070    $(1,637)   $   24     $43,457
      Deferred...........................................     (5,511)     1,257        --     $(4,254)
                                                             -------    -------    ------     -------
        Total............................................    $39,559    $  (380)   $   24     $39,203
                                                             =======    =======    ======     =======
1998: Current............................................    $41,356    $(1,445)   $   23     $39,934
      Deferred...........................................      4,474        878        --     $ 5,352
                                                             -------    -------    ------     -------
        Total............................................    $45,830    $  (567)   $   23     $45,286
                                                             =======    =======    ======     =======
1997: Current............................................    $44,602    $   (16)   $   28     $44,614
      Deferred...........................................      1,986        719        --     $ 2,705
                                                             -------    -------    ------     -------
        Total............................................    $46,588    $   703    $   28     $47,319
                                                             =======    =======    ======     =======

     Deferred tax assets (liabilities) are comprised of the following at December 31, 1999, 1998 and 1997:

                                                                         DECEMBER 31
                                                                ------------------------------
                                                                  1999       1998       1997
                                                                --------    -------    -------
                                                                        (IN THOUSANDS)
Gross deferred tax assets:
  Allowance for possible loan losses........................    $ 45,189    $43,551    $38,319
  Deferred expense and prepaid income.......................      10,131         --      6,759
  Deferred employee compensation............................       1,893      6,208      5,175
  Pension and medical trust.................................       5,501      4,321      2,984
  Other assets..............................................       5,646      8,352      9,367
                                                                --------    -------    -------
     Deferred tax assets....................................      68,360     62,432     62,604
                                                                --------    -------    -------
Gross deferred tax liabilities:
  Other liabilities.........................................     (10,039)    (8,365)    (3,185)
                                                                --------    -------    -------
     Deferred tax liabilities...............................     (10,039)    (8,365)    (3,185)
                                                                --------    -------    -------
  Net deferred tax assets...................................      58,321     54,067     59,419
                                                                --------    -------    -------
Tax effect of adjustment related to available-for-sale
  securities................................................      90,829    (20,625)    (3,271)
                                                                --------    -------    -------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................    $149,150    $33,442    $56,148
                                                                ========    =======    =======

     At December 31, 1999 and 1998, the respective net deferred tax assets of $58.3 million and $54.1 million included $50.6 million and $45.1 million for Federal taxes and $7.7 million and $9.0 million for state taxes, respectively. The Bank has recognized its Federal and state deferred tax assets as management believes that it is more likely than not that the net deferred tax assets will be realized. The deferred taxes reported on the Bank's Consolidated Statements of Condition at December 31, 1999 and 1998 also include a $90.8 million deferred tax asset and a $20.6 million deferred tax liability, respectively, for the tax effect of the net unrealized gains or losses associated with marking to market certain securities designated as available-for-sale.

     Total income tax expense of $39.2 million for 1999, $45.3 million for 1998, and $47.3 million for 1997 reflects effective tax rates of 21.4 percent, 25.9 percent, and 31.2 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                            YEARS ENDED DECEMBER 31
                                     ---------------------------------------------------------------------
                                             1999                    1998                    1997
                                     ---------------------   ---------------------   ---------------------
                                                PERCENT OF              PERCENT OF              PERCENT OF
                                                  PRETAX                  PRETAX                  PRETAX
                                      AMOUNT      INCOME      AMOUNT      INCOME      AMOUNT      INCOME
                                     --------   ----------   --------   ----------   --------   ----------
                                                            (DOLLARS IN THOUSANDS)
Computed tax expense...............  $ 64,227      35.0%     $ 61,195      35.0%     $ 53,072      35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense
     disallowance..................    (1,718)     (0.9)       (2,030)     (1.1)       (2,559)     (1.7)
  Bank owned insurance
     investments...................   (14,477)     (7.9)      (11,319)     (6.5)       (4,518)     (3.0)
  Equity ownership in
     securitization trust..........    (5,601)     (3.1)           --        --            --        --
  Other, net.......................    (3,228)     (1.7)       (2,560)     (1.5)        1,324       0.9
                                     --------     -----      --------     -----      --------     -----
Actual tax expense.................  $ 39,203      21.4%     $ 45,286      25.9%     $ 47,319      31.2%
                                     ========     =====      ========     =====      ========     =====

     The tax expense from net gains on security sales amounted to $5.3 million, $10.3 million, and $5.0 million in 1999, 1998, and 1997, respectively.

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

     The Board also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent.

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

     As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 1999 that have changed the capital category of the Bank.

     Effective February 11, 1998, Harris Preferred Capital Corporation ("HPCC"), a subsidiary of the Bank, issued $250 million of 7 3/8% noncumulative, exchangeable Series A preferred stock. The preferred stock, which is listed and traded on the New York Stock Exchange, is nonvoting except in certain circumstances as outlined in HPCC's Form S-11 Registration Statement ("S-11"). Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum of the $25 per share liquidation preference. The preferred shares can be redeemed in whole or in part at HPCC's option on or after March 30, 2003 or upon the occurrence of a tax event as defined in the S-11. Upon the occurrence of specific events described in the S-11, including the Bank becoming less than "adequately capitalized", the Bank being placed into conservatorship or receivership or the Board of Governors of the Federal Reserve System directing such an exchange, each preferred share would be exchanged automatically for one newly issued Bank preferred share.

     The following table summarizes the Bank's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                                       TO BE WELL CAPITALIZED
                                                                           FOR CAPITAL                UNDER PROMPT CORRECTIVE
                                                  ACTUAL                ADEQUACY PURPOSES                ACTION PROVISIONS
                                           --------------------   ------------------------------   ------------------------------
                                            CAPITAL     CAPITAL         CAPITAL          CAPITAL         CAPITAL          CAPITAL
                                             AMOUNT      RATIO           AMOUNT           RATIO           AMOUNT           RATIO
                                           ----------   -------        ----------        -------        ----------        -------
                                                                               (IN THOUSANDS)
As of December 31, 1999:
Total Capital to Risk-Weighted Assets....  $1,740,498   10.77%    *    $1,292,849   *     8.00%    *    $1,616,061   *    10.00%
Tier 1 Capital to Risk-Weighted Assets...  $1,401,796    8.68%    *    $  645,989   *     4.00%    *    $  968,983   *     6.00%
Tier 1 Capital to Average Assets.........  $1,401,796    7.29%    *    $  769,161   *     4.00%    *    $  961,451   *     5.00%
As of December 31, 1998:
Total Capital to Risk-Weighted Assets....  $1,626,429   10.77%    *    $1,208,118   *     8.00%    *    $1,510,148   *    10.00%
Tier 1 Capital to Risk-Weighted Assets...  $1,293,206    8.57%    *    $  603,597   *     4.00%    *    $  905,395   *     6.00%
Tier 1 Capital to Average Assets.........  $1,293,206    7.50%    *    $  689,710   *     4.00%    *    $  862,137   *     5.00%

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     The Bank's investment in the combined net assets of its wholly-owned subsidiaries was $777 million and $526 million at December 31, 1999 and 1998, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $172 million of dividends at December 31, 1999. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by the Bank amounted to $60 million and $109 million in 1999 and 1998, respectively.

     The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 1999 and 1998, daily average reserve balances of $191 million and $193 million, respectively, were required for the Bank. At year-end 1999 and 1998, balances on deposit at the Federal Reserve Bank totaled $215 million and $184 million, respectively.

17. CONTINGENT LIABILITIES

     The Bank and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's financial position or results of operations.

18. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                           FOREIGN     DOMESTIC     CONSOLIDATED
                                                           --------   -----------   ------------
                                                                      (IN THOUSANDS)
1999
Total operating income...................................  $ 46,974   $ 1,379,131   $ 1,426,105
Total expenses...........................................    14,803     1,227,797     1,242,600
                                                           --------   -----------   -----------
Income before taxes......................................    32,171       151,334       183,505
Applicable income taxes..................................    12,786        26,417        39,203
                                                           --------   -----------   -----------
Net income...............................................  $ 19,385   $   124,917   $   144,302
                                                           ========   ===========   ===========
Identifiable assets at year-end..........................  $322,297   $19,715,768   $20,038,065
                                                           ========   ===========   ===========
1998
Total operating income...................................  $ 53,747   $ 1,289,417   $ 1,343,164
Total expenses...........................................    11,627     1,156,694     1,168,321
                                                           --------   -----------   -----------
Income before taxes......................................    42,120       132,723       174,843
Applicable income taxes..................................    16,741        28,545        45,286
                                                           --------   -----------   -----------
Net income...............................................  $ 25,379   $   104,178   $   129,557
                                                           ========   ===========   ===========
Identifiable assets at year-end..........................  $219,883   $17,777,579   $17,997,462
                                                           ========   ===========   ===========
1997
Total operating income...................................  $ 60,823   $ 1,223,232   $ 1,284,055
Total expenses...........................................    12,884     1,119,537     1,132,421
                                                           --------   -----------   -----------
Income before taxes......................................    47,939       103,695       151,634
Applicable income taxes..................................    19,053        28,266        47,319
                                                           --------   -----------   -----------
Net income...............................................  $ 28,886   $    75,429   $   104,315
                                                           ========   ===========   ===========
Identifiable assets at year-end..........................  $716,548   $15,083,379   $15,799,927
                                                           ========   ===========   ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 1999, 1998 and 1997, identifiable foreign assets accounted for 2 percent, 1 percent and 5 percent, respectively, of total consolidated assets.

19. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 1999 and 1998, intangible assets, including goodwill resulting from business combinations, amounted to $242 million and $258 million, respectively. Amortization of these intangibles amounted to

$22.7 million in 1999, $21.5 million in 1998, and $24.6 million in 1997. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Bank's reported results.

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

20. RELATED PARTY TRANSACTIONS

     During 1999, 1998 and 1997, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, purchasing and selling Federal funds, repurchase and reverse repurchase agreements, long-term borrowings, interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 1999, 1998 and 1997, the Bank received from BMO approximately $14.6 million, $17.1 million and $20.9 million respectively, primarily for trust services, data processing and other operations support provided by the Bank.

     The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 1999, 1998 and 1997 foreign exchange revenues included $8.3 million, $6.8 million and $5.4 million of net profit, respectively, under this agreement.

21. SUBSEQUENT EVENT

     On February 1, 2000, Bankcorp announced the sale of its corporate trust businesses. In separate and unrelated transactions, the indenture trust business is being sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales will result in an estimated pre-tax gain to Bankcorp of approximately $50 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000, (of that gain approximately 95 percent will be recorded by the Bank). The sales are subject to regulatory approval and are expected to close during the first quarter of 2000. In 1999, noninterest revenue from the corporate trust business amounted to $51.7 million. The Corporation does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.