Form 10-Q
period 2000-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2000-05-15
CIK 1046788

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

The number of shares of Common Stock, $1.00 par value, outstanding on May 15, 2000 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I     FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Balance Sheets..............................................    2
           Statements of Operations and Other Comprehensive Income.....    3
           Statements of Changes in Stockholders' Equity...............    4
           Statements of Cash Flows....................................    5
           Notes to Financial Statements...............................    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    6
Part II    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................   16
Signatures.............................................................   16

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                2000          1999         1999
                                                              ---------   ------------   ---------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........  $    410      $  1,262     $    414
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................     6,501        15,000        4,000
Notes receivable from Harris Trust and Savings Bank.........   129,577       136,749      183,354
Securities available-for-sale:
  Mortgage-backed...........................................   309,516       315,265      293,857
  U.S. Treasury.............................................    24,896            --           --
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................     3,102         3,125        8,350
Other assets................................................     2,516         2,587        2,622
                                                              --------      --------     --------
          Total assets......................................  $476,518      $473,988     $492,597
                                                              ========      ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................  $     66      $     97     $     55
Dividends on common stock payable to parent.................        --            --           --
                                                              --------      --------     --------
          Total liabilities.................................        66            97           55
                                                              --------      --------     --------
Commitments and contingencies...............................        --            --           --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................   250,000       250,000      250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................         1             1            1
Additional paid-in capital..................................   240,733       240,733      240,733
Earnings in excess of distributions.........................     3,520           349        3,250
Accumulated other comprehensive income -- unrealized losses
  on available-for-sale securities..........................   (17,802)      (17,192)      (1,442)
                                                              --------      --------     --------
  Total stockholders' equity................................   476,452       473,891      492,542
                                                              --------      --------     --------
  Total liabilities and stockholders' equity................  $476,518      $473,988     $492,597
                                                              ========      ========     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                    QUARTER ENDED MARCH 31
                                                                    ----------------------
                                                                     2000            1999
                                                                     ----            ----
                                                                        (IN THOUSANDS,
                                                                    EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell..............................       $     313       $     271
  Notes receivable from Harris Trust and Savings Bank.......           2,150           3,196
  Securities available-for-sale:
     Mortgage-backed........................................           5,462           4,238
     U.S. Treasury..........................................               4              --
                                                                   ---------       ---------
          Total interest income.............................           7,929           7,705
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................             103             151
  Advisory fees paid to Harris Trust and Savings Bank.......              15              13
  General and administrative................................              31              74
                                                                   ---------       ---------
          Total operating expenses..........................             149             238
                                                                   ---------       ---------
Net income..................................................           7,780           7,467
Preferred dividends.........................................           4,609           4,609
                                                                   ---------       ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................       $   3,171       $   2,858
                                                                   =========       =========
Basic and diluted earnings per common share.................       $3,171.00       $2,858.00
                                                                   =========       =========
Net income..................................................       $   7,780       $   7,467
Other comprehensive income -- unrealized losses on
  available-for-sale securities.............................            (610)         (3,944)
                                                                   ---------       ---------
Comprehensive income........................................       $   7,170       $   3,523
                                                                   =========       =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                    QUARTER ENDED
                                                                       MARCH 31
                                                                    -------------
                                                                  2000         1999
                                                                  ----         ----
                                                                    (IN THOUSANDS
                                                                EXCEPT PER SHARE DATA)
Balance at January 1........................................    $473,891     $493,628
  Net income................................................       7,780        7,467
  Other comprehensive loss..................................        (610)      (3,944)
  Dividends (preferred stock $0.4609).......................      (4,609)      (4,609)
                                                                --------     --------
Balance at March 31.........................................    $476,452     $492,542
                                                                ========     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         QUARTER ENDED MARCH 31
                                                                         ----------------------
                                                                       2000                  1999
                                                                       ----                  ----
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................         $  7,780             $   7,467
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net decrease in other assets...........................               71                    24
     Net decrease in accrued expenses.......................              (31)                   (7)
                                                                     --------             ---------
       Net cash provided by operating activities............            7,820                 7,484
                                                                     --------             ---------
INVESTING ACTIVITIES:
  Net decrease in securities purchased from Harris Trust and
     Savings Bank under agreement to resell.................            8,499                13,004
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................            7,172                24,581
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................               23                 5,340
  Purchases of securities available-for-sale................          (24,883)              (39,863)
  Proceeds from maturities of securities
     available-for-sale.....................................            5,126                 3,556
                                                                     --------             ---------
       Net cash (used) provided by investing activities.....           (4,063)                6,618
                                                                     --------             ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................           (4,609)               (4,609)
  Cash dividends paid on common stock.......................               --                (9,700)
                                                                     --------             ---------
       Net cash used by financing activities................           (4,609)              (14,309)
                                                                     --------             ---------
  Net decrease in cash on deposit with Harris Trust and
     Savings Bank...........................................             (852)                 (207)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................            1,262                   621
                                                                     --------             ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................         $    410             $     414
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

     The accompanying financial statements have been prepared by management from the books and records of the Company, without audit by independent certified public accountants. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company's 1999 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust (a "REIT"), liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words "anticipate", "believe", "estimate", "expect", "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

     The Company's net income for the first quarter of 2000 was $7.8 million compared to $7.4 million in the first quarter of 1999.

     First quarter 2000 interest income on the Notes totaled $2.2 million and yielded 6.4% on $135 million of average principal outstanding for the quarter compared to $3.2 million and a 6.4% yield on $200 million average principal outstanding for first quarter 1999. The decrease is attributable to the reduction in the Notes balance because of customer payoffs in the underlying collateralizing mortgages. Interest income on securities available-for-sale for the current quarter was $5.5 million resulting in a yield of 7.1% on an average balance of $309 million, compared to $4.2 million with a yield of 6.5% on an average balance of $261 million for the same period a year ago. The average outstanding balance of the Securing Mortgage Loans for first quarter 2000 and 1999 was $167 million and $245 million, respectively. There were no Company borrowings during the quarter.

     First quarter 2000 operating expenses totaled $149 thousand, a decrease of $89 thousand or 38% from the first quarter of 1999. Loan servicing expenses totaled $103 thousand, a decrease of $48 thousand or 32% from the prior year's first quarter, resulting from the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. General and administrative expenses totaled $31 thousand, a decrease of $43 thousand or 59% over first quarter 1999, primarily attributable to higher operating expenses for the prior year relating to the cost of initial regulatory filings.

     At March 31, 2000 and 1999, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

     On March 30, 2000, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on March 15, 2000, as declared on March 6, 2000. On March 30, 1999, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on March 15, 1999, as declared on March 9, 1999.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds during the three months ended March 31, 2000 were $7 million provided by principal payments on the Notes and $5 million from the maturities of securities available-for-sale. In the prior period ended March 31, 1999, the primary sources of funds were $25 million provided by principal payments on the Notes and $4 million from the maturities of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2000 were $25 million in purchases of securities available-for-sale and $5 million in preferred stock dividends. For the prior year ended March 31, 1999 the primary uses of funds were $40 million in purchases of securities available-for-sale, and $5 million and $10 million in preferred stock dividends and common stock dividends paid, respectively.

MARKET RISK MANAGEMENT

     As described in the Company's 1999 Form 10-K, the Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 1999.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                           MARCH 30,     DECEMBER 31,     MARCH 31,
                                                             2000            1999           1999
                                                           ---------     ------------     ---------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............    $ 1,204,405    $ 1,423,043     $ 1,239,015
Money market assets:
  Interest-bearing deposits at banks..................        251,413        239,832         137,061
  Federal funds sold and securities purchased under
     agreement to resell..............................        228,400        298,000          87,250
Trading account assets................................         24,118         66,996          64,411
Securities available-for-sale.........................      6,423,333      6,265,013       5,455,837
Loans.................................................     10,661,073     10,063,801       9,491,564
Allowance for possible loan losses....................       (114,583)      (113,702)       (109,979)
                                                          -----------    -----------     -----------
  Net loans...........................................     10,546,490      9,950,099       9,381,585
Premises and equipment................................        279,410        311,353         295,201
Customers' liability on acceptances...................         50,213         43,599          40,893
Bank-owned insurance investments......................        871,857        772,579         735,128
Goodwill and other valuation intangibles..............        230,929        241,568         254,549
Other assets..........................................        625,621        425,983         470,263
                                                          -----------    -----------     -----------
       TOTAL ASSETS...................................    $20,736,189    $20,038,065     $18,161,193
                                                          ===========    ===========     ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...    $ 3,138,066    $ 3,449,650     $ 2,699,556
                              -- interest-bearing.....      6,644,802      6,314,523       6,356,686
Deposits in foreign offices -- noninterest bearing....         35,549         35,537          26,371
                           -- interest-bearing........      1,976,374      1,329,977       1,796,029
                                                          -----------    -----------     -----------
       Total deposits.................................     11,794,791     11,129,687      10,878,642
Federal funds purchased and securities sold under
  agreement to repurchase.............................      4,510,048      4,739,578       3,534,582
Other short-term borrowings...........................      1,539,403        681,097         661,025
Senior notes..........................................        853,000      1,500,000       1,022,000
Acceptances outstanding...............................         50,219         43,599          40,893
Accrued interest, taxes and other expenses............        160,221        167,465         128,348
Other liabilities.....................................         50,461         50,545         107,897
Minority interest-preferred stock of subsidiary.......        250,000        250,000         250,000
Long-term notes.......................................        225,000        225,000         225,000
                                                          -----------    -----------     -----------
       TOTAL LIABILITIES..............................     19,433,143     18,786,971      16,848,387
                                                          -----------    -----------     -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....        100,000        100,000         100,000
Surplus...............................................        611,254        610,512         608,510
Retained earnings.....................................        730,378        678,275         616,084
Accumulated other comprehensive loss..................       (138,586)      (137,693)        (11,788)
       TOTAL STOCKHOLDER'S EQUITY.....................      1,303,046      1,251,094       1,312,806
                                                          -----------    -----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....    $20,736,189    $20,038,065     $18,161,193
                                                          ===========    ===========     ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                QUARTER ENDED MARCH 31
                                                                ----------------------
                                                                  2000           1999
                                                                  ----           ----
                                                                 (IN THOUSANDS EXCEPT
                                                                      SHARE DATE)
INTEREST INCOME
Loans, including fees.......................................    $205,972       $161,094
Money market assets:
  Deposits at banks.........................................         571            374
  Federal funds sold and securities purchased under
    agreement to resell.....................................       3,190          2,493
Trading account.............................................         665            940
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      98,081         75,531
  State and municipal.......................................         338            604
  Other.....................................................         356            378
                                                                --------       --------
  Total interest income.....................................     309,173        241,414
                                                                --------       --------
INTEREST EXPENSE
Deposits....................................................      97,643         87,186
Short-term borrowings.......................................      81,749         42,533
Senior notes................................................      16,087         13,104
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609          4,610
Long-term notes.............................................       3,756          3,582
                                                                --------       --------
  Total interest expense....................................     203,844        151,015
                                                                --------       --------
NET INTEREST INCOME.........................................     105,329         90,399
Provision for loan losses...................................       5,145          5,885
                                                                --------       --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........     100,184         84,514
                                                                --------       --------
NONINTEREST INCOME
Trust and investment management fees........................      29,814         28,816
Money market and bond trading...............................         265          1,839
Foreign exchange............................................       1,800          2,514
Merchant and charge card fees...............................       5,329          5,994
Service fees and charges....................................      24,661         24,752
Securities gains............................................          --          7,618
Gain on sale of corporate trust businesses..................      47,193             --
Bank-owned insurance investments............................       9,859          9,826
Foreign fees................................................       4,981          5,539
Other.......................................................       8,059         10,159
                                                                --------       --------
  Total noninterest income..................................     131,961         97,057
                                                                --------       --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      70,683         70,402
Pension, profit sharing and other employee benefits.........      13,688         13,914
Net occupancy...............................................      10,671          6,345
Equipment...................................................      13,370         12,995
Marketing...................................................       5,229          5,698
Communication and delivery..................................       4,546          6,201
Expert services.............................................       5,423          7,090
Contract programming........................................       3,488          3,305
Other.......................................................         507             68
                                                                --------       --------
                                                                 127,605        126,018
Goodwill and other valuation intangibles....................       5,686          5,540
                                                                --------       --------
  Total noninterest expenses................................     133,291        131,558
                                                                --------       --------
Income before income taxes..................................      98,854         50,013
Applicable income taxes.....................................      31,751         12,902
                                                                --------       --------
  NET INCOME................................................    $ 67,103       $ 37,111
                                                                ========       ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   6.71       $   3.71
                                                                ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED MARCH 31
                                                                   ----------------------
                                                                     2000           1999
                                                                     ----           ----
                                                                       (IN THOUSANDS)
Net income..................................................       $67,103        $37,111
Other comprehensive income:
  Unrealized losses on available-for-sale securities:
     Unrealized holding losses arising during the period,
      net of tax benefit of $589 in 2000 and $25,437 in
      1999..................................................          (893)       (38,441)
     Less reclassification adjustment for realized gains
      included in income statement, net of tax expense of $0
      in 2000 and $2,963 in 1999............................            --         (4,655)
                                                                   -------        -------
  Other comprehensive loss..................................          (893)       (43,096)
                                                                   -------        -------
Comprehensive income (loss).................................       $66,210        $(5,985)
                                                                   =======        =======

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 QUARTER ENDED MARCH 31
                                                                 ----------------------
                                                                   2000          1999
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,251,094    $1,333,397
  Net income................................................        67,103        37,111
  Contributions to capital..................................           742           394
  Dividends -- common stock.................................       (15,000)      (15,000)
  Other comprehensive loss..................................          (893)      (43,096)
                                                                ----------    ----------
BALANCE AT MARCH 31.........................................    $1,303,046    $1,312,806
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  QUARTER ENDED MARCH 31
                                                                --------------------------
                                                                   2000           1999
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    67,103    $    37,111
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................          5,145          5,885
  Depreciation and amortization, including intangibles......         17,460         16,193
  Deferred tax (benefit) expense............................            (91)         2,459
  Gain on sales of securities...............................             --         (7,618)
  Gain on sale of corporate trust businesses................        (47,193)            --
  Trading account net sales.................................         42,878         56,257
  Net decrease in interest receivable.......................         11,582          7,265
  Net (decrease) increase in interest payable...............        (26,153)         8,327
  Net decrease in loans held for resale.....................         45,224         65,982
  Other, net................................................         (8,810)        (6,738)
                                                                -----------    -----------
     Net cash provided by operating activities..............        107,145        185,123
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........        (11,581)       (38,132)
  Net decrease in Federal funds sold and securities
     purchased under agreement to resell....................         69,600         64,325
  Proceeds from sales of securities available-for-sale......              0        329,919
  Proceeds from maturities of securities
     available-for-sale.....................................      1,927,646      1,888,647
  Purchases of securities available-for-sale................     (2,087,471)    (2,442,783)
  Net increase in loans.....................................       (646,760)      (255,125)
  Proceeds from sales of premises and equipment.............             17             14
  Purchases of premises and equipment.......................         (8,719)       (20,906)
  Net increase in bank-owned insurance investments..........        (99,278)        (9,826)
  Other, net................................................       (189,821)       (51,854)
                                                                -----------    -----------
     Net cash used by investing activities..................     (1,046,367)      (535,721)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................        665,104       (299,054)
  Net decrease in Federal funds purchased and securities
     sold under agreement to repurchase.....................       (229,530)      (107,467)
  Net increase in short-term borrowings.....................        858,306        494,515
  Proceeds from issuance of senior notes....................         75,000        847,000
  Repayment of senior notes.................................       (722,000)      (765,000)
  Net cash proceeds from the sale of the corporate trust
     businesses.............................................         88,704             --
  Cash dividends paid on common stock.......................        (15,000)       (15,000)
                                                                -----------    -----------
     Net cash provided by financing activities..............        720,584        154,994
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (218,638)      (195,604)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,423,043      1,434,619
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31....    $ 1,204,405    $ 1,239,015
                                                                ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Trust and Savings Bank (the "Bank") is a wholly-owned subsidiary of Harris Bankcorp, Inc., ("Bankcorp") a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the three months ended March 31 totaled $ 230.0 million and $142.7 million in 2000 and 1999, respectively. Cash income tax payments over the same periods totaled $6.1 million and $9.3 million, respectively.

4. ACCOUNTING CHANGES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The Statement was effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 which for the Bank would be the quarter ending March 31, 2001. The Bank is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.

5. CORPORATE TRUST SALE

     On February 1, 2000 Bankcorp announced the sale of its corporate trust businesses, which closed in March 2000. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pre-tax gain to Bankcorp of $50.2 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000. The Bank recognized $47.2 million of that gain. The Bank does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999

SUMMARY

     The Bank had first quarter 2000 net income of $67.1 million, an increase of $30.0 million or 81 percent from first quarter 1999. First quarter earnings included a pretax gain of $47.2 million resulting from the sale of the indenture trust and shareholder services businesses. In addition to the gain from the corporate trust sale, comparative results were affected by net gains from securities sales of $7.6 million in first quarter 1999 compared to no gain in 2000. Excluding the effects of both transactions, "core earnings" rose 21 percent. Cash ROE, excluding the gain on the sale of the corporate trust businesses, was 17.10 percent in the current quarter compared to 15.33 percent one year earlier.

     First quarter net interest income on a fully taxable equivalent basis was $110.5 million, up $16.1 million or 17 percent from $94.4 million in 1999's first quarter. Average earning assets rose 17 percent to $17.42 billion from $14.95 billion in 1999, primarily attributable to an increase of $1.05 billion in average loans and $1.33 billion in the investment securities portfolio, somewhat offset by a decline in trading accounting assets of $29 million. Commercial lending was the most significant contributor to the growth in loans. Net interest margin declined slightly to 2.55 percent from 2.56 percent in the same quarter last year.

     The first quarter provision for loan losses of $5.1 million was down $0.8 million from $5.9 million in the first quarter of 1999. Net charge-offs were $4.3 million, remaining relatively unchanged from the prior year.

     First quarter noninterest income of $132.0 million increased $34.9 million from the same quarter last year. Excluding the $47.2 million gain on the sale of the corporate trust businesses, non-interest income declined 13 percent. Most of the decline resulted from the reduction in net gains from securities gains of $7.6 million and a decrease in bond trading profits of $1.6 million. In addition, the decrease in current quarter's noninterest income also resulted from lower mortgage and foreign exchange fees.

     First quarter 2000 noninterest expenses of $133.3 million increased $1.7 million or 1 percent from the year ago quarter.

     Nonperforming assets at March 31, 2000 were $34 million or 0.32 percent of total loans, compared to $24 million or 0.24 percent at December 31, 1999, and $43 million or 0.45 percent a year ago. At March 31, 2000, the allowance for possible loan losses was $115 million, equal to 1.07 percent of loans outstanding, compared to $110 million or 1.16 percent at the end of first quarter 1999. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 254 percent at March 31, 1999 to 300 percent at March 31, 2000.

     At March 31, 2000, Tier 1 capital of the Bank amounted to $1.46 billion, up from $1.32 billion one year earlier. The regulatory leverage capital ratio was
7.24 percent for the first quarter of 2000 compared to 7.45 percent in the same quarter of 1999. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 2000 Tier 1 and total risk-based capital ratios were 8.66 percent and 10.61 percent compared to respective ratios of 8.59 percent and 10.77 percent at March 31, 1999.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) EXHIBITS:

          27               Financial Data Schedule

          (B) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May, 2000.

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