Form 10-Q
period 2000-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2000-08-14
CIK 1046788

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

The number of shares of Common Stock, $1.00 par value, outstanding on August 14, 2000 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part
  I....    FINANCIAL INFORMATION
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

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                        JUNE 30, 2000    DECEMBER 31, 1999    JUNE 30, 1999
                                                        -------------    -----------------    -------------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings
  Bank..............................................      $    865           $  1,262           $    812
Securities purchased from Harris Trust and Savings
  Bank under agreement to resell....................         5,801             15,000              4,000
Notes receivable from Harris Trust and Savings
  Bank..............................................       120,859            136,749            162,602
Securities available-for-sale:
  Mortgage-backed...................................       305,190            315,265            307,529
  U.S. Treasury.....................................        44,874                 --                 --
Securing mortgage collections due from Harris Trust
  and Savings Bank..................................         2,907              3,125              6,608
Other assets........................................         2,426              2,587              2,652
                                                          --------           --------           --------
          Total assets..............................      $482,922           $473,988           $484,203
                                                          ========           ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses....................................      $     57           $     97           $     92
                                                          --------           --------           --------
          Total liabilities.........................            57                 97                 92
                                                          --------           --------           --------
Commitments and contingencies.......................            --                 --                 --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000; 20,000,000 shares authorized, 10,000,000
  shares issued and outstanding.....................       250,000            250,000            250,000
Common stock ($1 par value); 1,000 shares
  authorized, issued and outstanding................             1                  1                  1
Additional paid-in capital..........................       240,733            240,733            240,733
Earnings in excess of distributions.................         6,703                349              6,247
Accumulated other comprehensive income -- unrealized
  losses on available-for-sale securities...........       (14,572)           (17,192)           (12,870)
                                                          --------           --------           --------
          Total stockholders' equity................       482,865            473,891            484,111
                                                          --------           --------           --------
          Total liabilities and stockholders'
            equity..................................      $482,922           $473,988           $484,203
                                                          ========           ========           ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                          QUARTER ENDED            SIX MONTHS ENDED
                                                             JUNE 30                   JUNE 30
                                                      ----------------------    ----------------------
                                                        2000         1999         2000         1999
                                                        ----         ----         ----         ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to resell.......    $     461    $     229    $     774    $     500
  Notes receivable from Harris Trust and Savings
     Bank.........................................        2,027        2,825        4,177        6,021
  Securities available-for-sale:
     Mortgage-backed..............................        5,354        4,779       10,816        9,017
     U.S. Treasury................................          170           --          174           --
                                                      ---------    ---------    ---------    ---------
          Total interest income...................        8,012        7,833       15,941       15,538
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and
     Savings Bank.................................           97          133          200          284
  Advisory fees paid to Harris Trust and Savings
     Bank.........................................           15           19           30           32
  General and administrative......................          108           75          139          149
                                                      ---------    ---------    ---------    ---------
          Total operating expenses................          220          227          369          465
                                                      ---------    ---------    ---------    ---------
Net income........................................        7,792        7,606       15,572       15,073
Preferred dividends...............................        4,609        4,609        9,218        9,218
                                                      ---------    ---------    ---------    ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER........    $   3,183    $   2,997    $   6,354    $   5,855
                                                      =========    =========    =========    =========
Basic and diluted earnings per common share.......    $3,183.00    $2,997.00    $6,354.00    $5,855.00
                                                      =========    =========    =========    =========
Net income........................................    $   7,792    $   7,606    $  15,572    $  15,073
Other comprehensive income -- unrealized income
  (loss) on available-for-sale securities.........        3,230      (11,428)       2,620      (15,372)
                                                      ---------    ---------    ---------    ---------
Comprehensive income (loss).......................    $  11,022    $  (3,822)   $  18,192    $    (299)
                                                      =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30
                                                                -----------------------
                                                                  2000           1999
                                                                  ----           ----
                                                                    (IN THOUSANDS)
Balance at January 1........................................    $473,891       $493,628
  Net income................................................      15,572         15,073
  Other comprehensive income (loss).........................       2,620        (15,372)
  Dividends- Series A preferred stock.......................      (9,218)        (9,218)
                                                                --------       --------
Balance at June 30..........................................    $482,865       $484,111
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30
                                                                        ------------------------
                                                                       2000                  1999
                                                                       ----                  ----
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................         $ 15,572             $  15,073
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Net decrease (increase) in other assets................              161                    (6)
     Net (decrease) increase in accrued expenses............              (40)                   30
                                                                     --------             ---------
       Net cash provided by operating activities............           15,693                15,097
                                                                     --------             ---------
INVESTING ACTIVITIES:
  Net decrease in securities purchased from Harris Trust and
     Savings Bank under agreement to resell.................            9,199                13,004
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................           15,890                45,333
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................              218                 7,082
  Purchases of securities available-for-sale................          (44,874)              (70,691)
  Proceeds from maturities of securities
     available-for-sale.....................................           12,695                 9,284
                                                                     --------             ---------
       Net cash (used) provided by investing activities.....           (6,872)                4,012
                                                                     --------             ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................           (9,218)               (9,218)
  Cash dividends paid on common stock.......................               --                (9,700)
                                                                     --------             ---------
       Net cash used by financing activities................           (9,218)              (18,918)
                                                                     --------             ---------
  Net (decrease) increase in cash on deposit with Harris
     Trust and Savings Bank.................................             (397)                  191
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................            1,262                   621
                                                                     --------             ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................         $    865             $     812
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

RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

     The Company's net income for the second quarter of 2000 was $7.8 million compared to $7.6 million in the second quarter of 1999.

     Second quarter 2000 interest income on the Notes totaled $2.0 million and yielded 6.40% on $127 million of average principal outstanding for the quarter compared to $2.8 million and a 6.40% yield on $177 million average principal outstanding for second quarter 1999. The decrease is attributable to a reduction in the Note balance because of customer payoffs in the underlying collateralizing mortgages. Interest income on securities available-for-sale for the current quarter was $5.5 million resulting in a yield of 6.87% on an average balance of $322 million, compared to $4.8 million with a yield of 6.61% on an average balance of $289 million for the same period a year ago. The average outstanding balance of the Securing Mortgage Loans for second quarter 2000 and 1999 was $157 million and $217 million, respectively. There were no Company borrowings during the current quarter or second quarter 1999.

     Second quarter 2000 operating expenses totaled $220 thousand, a decrease of $7 thousand or 3% from the second quarter of 1999. Loan servicing expenses totaled $97 thousand, a decrease of $36 thousand or 27% from the prior year's second quarter, resulting from the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. General and administrative expenses totaled $108 thousand, an increase of $33 thousand or 44% over second quarter 1999. The increase is primarily attributed to insurance costs not accrued for in 1999.

     At June 30, 2000 and 1999, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization and the payment history on the Notes represented by the Securing Mortgage Loans.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH JUNE 30, 1999

     The Company's net income for the six months ended June 30, 2000 was $15.6 million. This represented a $500 thousand or 4% increase from 1999 earnings of $15.1 million.

     Interest income on the Notes for the six months ended June 30, 2000 totaled $4.2 million and yielded 6.40% on $131 million of average principal outstanding compared to $6.0 million and a 6.40% yield on $188 million for the same period in 1999. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the underlying collateralized mortgages. Interest income on securities available-for-sale for the six months ended June 30, 2000 was $11.0 million resulting in a yield of 6.97% on an average balance of $316 million, compared to $9.0 million with a yield of 6.55% on an average balance of $275 million a year ago. The increase in interest income is primarily attributable to an increase in the investment securities portfolio. The average outstanding balance of the Securing Mortgage Loans was $162 million for the six months ended June 30, 2000 and $231 million for the same period in 1999. There were no Company borrowings during either period.

     Operating expenses for the six months ended June 30, 2000 totaled $369 thousand, a decrease of $96 thousand from a year ago. Loan servicing expenses for the six months ended June 30, 2000 totaled $200 thousand, a decrease of $84 thousand or 30% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes. Advisory fees for the six months ended June 30, 2000 were $30 thousand compared to $32 thousand a year ago. General and administrative expenses totaled $139 thousand, a decrease of $10 thousand or 7% over the same period in 1999.

     On June 30, 2000, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2000, as declared on June 1, 2000. On June 30, 1999, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 1999, as declared on June 3, 1999. On January 28, 1999, the Company paid cash dividends of $9.7 million on the outstanding common shares to the stockholder of record on December 30, 1998. On a year-to-date basis, the Company has declared and paid $9.2 million of dividends to holders of preferred shares for each of the six month periods ended June 30, 2000 and 1999.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional notes or other qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional notes or other qualifying assets is funded with the proceeds obtained from repayment of principal balances by individual mortgages. The payment of dividends on the preferred shares will be made from legally available funds, principally arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the Notes and mortgage-backed securities. The Company does not have, and does not anticipate having, any material capital expenditures.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds during the six months ended June 30, 2000 were $15.9 million provided by principal payments on the Notes and $12.7 million from the maturities of securities available-for-sale. In the prior period ended June 30, 1999, the primary sources of funds were $45.0 million provided by principal payments on the Notes and $9.3 million from the maturities of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2000 were $44.9 million in purchases of securities available-for-sale and $9.2 million in preferred stock dividends. For the prior year ended June 30, 1999 the primary uses of funds were $70.7 million in purchases of securities available-for-sale, and $9.2 million and $9.7 million in preferred stock dividends and common stock dividends paid, respectively.

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                           JUNE 30,      DECEMBER 31,     JUNE 30,
                                                             2000            1999           1999
                                                           --------      ------------     --------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............    $ 1,188,495    $ 1,423,043     $ 1,228,175
Money market assets:
  Interest-bearing deposits at banks..................        148,209        239,832         159,159
  Federal funds sold and securities purchased under
     agreement to resell..............................        353,025        298,000         193,550
Trading account assets................................         79,305         66,996          84,881
Securities available-for-sale.........................      6,663,932      6,265,013       5,664,104
Loans.................................................     10,804,002     10,063,801       9,659,439
Allowance for possible loan losses....................       (116,138)      (113,702)       (110,414)
                                                          -----------    -----------     -----------
  Net loans...........................................     10,687,864      9,950,099       9,549,025
Premises and equipment................................        277,908        311,353         306,760
Customers' liability on acceptances...................         32,749         43,599          45,488
Bank-owned insurance investments......................        883,079        772,579         744,670
Goodwill and other valuation intangibles..............        226,751        241,568         249,724
Other assets..........................................        585,142        425,983         475,884
                                                          -----------    -----------     -----------
       TOTAL ASSETS...................................    $21,126,459    $20,038,065     $18,701,420
                                                          ===========    ===========     ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...    $ 3,060,300    $ 3,449,650     $ 3,031,983
                              -- interest-bearing.....      6,551,700      6,314,523       6,552,992
Deposits in foreign offices -- noninterest bearing....         27,090         35,537          25,877
                           -- interest-bearing........      1,805,694      1,329,977       1,914,429
                                                          -----------    -----------     -----------
       Total deposits.................................     11,444,784     11,129,687      11,525,281
Federal funds purchased and securities sold under
  agreement to repurchase.............................      5,713,767      4,739,578       3,592,929
Other short-term borrowings...........................        862,650        681,097         253,284
Senior notes..........................................      1,089,500      1,500,000       1,385,500
Acceptances outstanding...............................         32,749         43,599          45,534
Accrued interest, taxes and other expenses............        138,536        167,465         127,764
Other liabilities.....................................         48,358         50,545          45,399
Minority interest-preferred stock of subsidiary.......        250,000        250,000         250,000
Long-term notes.......................................        225,000        225,000         225,000
                                                          -----------    -----------     -----------
       TOTAL LIABILITIES..............................     19,805,344     18,786,971      17,450,691
                                                          -----------    -----------     -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....        100,000        100,000         100,000
Surplus...............................................        612,133        610,512         609,314
Retained earnings.....................................        728,071        678,275         636,420
Accumulated other comprehensive loss..................       (119,089)      (137,693)        (95,005)
                                                          -----------    -----------     -----------
       TOTAL STOCKHOLDER'S EQUITY.....................      1,321,115      1,251,094       1,250,729
                                                          -----------    -----------     -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....    $21,126,459    $20,038,065     $18,701,420
                                                          ===========    ===========     ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED          SIX MONTHS ENDED
                                                                      JUNE 30                 JUNE 30
                                                                --------------------    --------------------
                                                                  2000        1999        2000        1999
                                                                  ----        ----        ----        ----
                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $220,915    $165,746    $426,887    $326,840
Money market assets:
  Deposits at banks.........................................       1,891         581       2,462         956
  Federal funds sold and securities purchased under
    agreement to resell.....................................       4,651       2,750       7,841       5,243
Trading account.............................................         822         909       1,487       1,848
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................     102,488      80,196     200,569     155,727
  State and municipal.......................................         269         461         607       1,065
  Other.....................................................         357         367         713         745
                                                                --------    --------    --------    --------
  Total interest income.....................................     331,393     251,010     640,566     492,424
                                                                --------    --------    --------    --------
INTEREST EXPENSE
Deposits....................................................     123,926      84,927     221,568     172,113
Short-term borrowings.......................................      86,837      48,377     168,586      90,910
Senior notes................................................       8,693      16,385      24,780      29,489
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609       9,219       9,218
Long-term notes.............................................       3,909       3,561       7,665       7,143
                                                                --------    --------    --------    --------
  Total interest expense....................................     227,974     157,859     431,818     308,873
                                                                --------    --------    --------    --------
NET INTEREST INCOME.........................................     103,419      93,151     208,748     183,551
Provision for loan losses...................................       6,351       5,906      11,496      11,791
                                                                --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........      97,068      87,245     197,252     171,760
                                                                --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      23,559      28,726      53,373      57,542
Money market and bond trading...............................       2,975         901       3,240       2,740
Foreign exchange............................................       2,100       1,800       3,900       4,314
Merchant and charge card fees...............................       6,691       8,062      12,020      14,056
Service fees and charges....................................      24,538      25,700      49,199      50,452
Securities gains............................................       2,986       5,979       2,986      13,596
Gain on sale of corporate trust business....................          --          --      47,193          --
Bank-owned insurance investments............................      11,238      10,699      22,012      20,525
Foreign fees................................................       7,463       4,376      12,444       9,915
Other.......................................................       9,026       9,764      16,170      19,923
                                                                --------    --------    --------    --------
  Total noninterest income..................................      90,576      96,007     222,537     193,063
                                                                --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      70,062      71,607     140,745     142,009
Pension, profit sharing and other employee benefits.........      13,840      14,796      27,528      28,710
Net occupancy...............................................      10,752      10,024      21,423      16,368
Equipment...................................................      11,912      13,772      25,282      26,766
Marketing...................................................       6,412       6,185      11,641      11,883
Communication and delivery..................................       5,484       5,568      10,030      11,770
Expert services.............................................       4,889       8,490      10,312      15,580
Other.......................................................       3,020       1,726       7,016       5,099
                                                                --------    --------    --------    --------
                                                                 126,371     132,168     253,977     258,185
Goodwill and other valuation intangibles....................       5,629       5,658      11,314      11,198
                                                                --------    --------    --------    --------
  Total noninterest expenses................................     132,000     137,826     265,291     269,383
                                                                --------    --------    --------    --------
Income before income taxes..................................      55,644      45,426     154,498      95,440
Applicable income taxes.....................................      14,951      10,091      46,702      22,993
                                                                --------    --------    --------    --------
  NET INCOME................................................    $ 40,693    $ 35,335    $107,796    $ 72,447
                                                                ========    ========    ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   4.07    $   3.53    $  10.78    $   7.24
                                                                ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       QUARTER ENDED JUNE 30    SIX MONTHS ENDED JUNE 30
                                                       ---------------------    -------------------------
                                                         2000        1999         2000            1999
                                                         ----        ----         ----            ----
                                                                         (IN THOUSANDS)
Net income.........................................    $40,693     $ 35,335     $107,796       $  72,447
Other comprehensive income:
  Unrealized gains/(losses) on available-for-sale
     securities:
     Unrealized holding gains/(losses) arising
       during the period, net of tax
       expense/(benefit) for the quarter of $14,055
       in 2000 and ($52,572) in 1999 and net of tax
       expense/(benefit) for the year-to-date
       period of $13,443 in 2000 and ($78,009) in
       1999........................................     21,321      (79,565)      20,428        (118,006)
     Less reclassification adjustment for realized
       gains included in income statement, net of
       tax expense for the quarter of $1,162 in
       2000 and $2,326 in 1999 and net of tax
       expense for the year-to-date period of
       $1,162 in 2000 and $5,289 in 1999...........     (1,824)      (3,653)      (1,824)         (8,307)
                                                       -------     --------     --------       ---------
  Other comprehensive income (loss)................     19,497      (83,218)      18,604        (126,313)
                                                       -------     --------     --------       ---------
Comprehensive income (loss)........................    $60,190     $(47,883)    $126,400       $ (53,866)
                                                       =======     ========     ========       =========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2000          1999
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,251,094    $1,333,397
  Net income................................................       107,796        72,447
  Contributions to capital..................................         1,621         1,198
  Dividends -- common stock.................................       (58,000)      (30,000)
  Other comprehensive income (loss).........................        18,604      (126,313)
                                                                ----------    ----------
BALANCE AT JUNE 30..........................................    $1,321,115    $1,250,729
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                --------------------------
                                                                   2000           1999
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $   107,796    $    72,447
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         11,496         11,791
  Depreciation and amortization, including intangibles......         34,883         32,535
  Deferred tax expense......................................          1,898          3,720
  Gain on sales of securities...............................         (2,986)       (13,597)
  Gain on sale of corporate trust business..................        (47,193)            --
  Trading account net (purchases) sales.....................        (12,309)        35,787
  Net increase in interest receivable.......................         (4,341)        (1,908)
  Net (decrease) increase in interest payable...............        (34,928)         6,924
  Net decrease in loans held for resale.....................         49,458        134,538
  Other, net................................................        (32,521)       (22,197)
                                                                -----------    -----------
     Net cash provided by operating activities..............         71,253        260,040
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
     banks..................................................         91,623        (60,230)
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................        (55,025)       (41,975)
  Proceeds from sales of securities available-for-sale......        104,887        583,298
  Proceeds from maturities of securities
     available-for-sale.....................................      3,637,281      4,684,157
  Purchases of securities available-for-sale................     (4,107,217)    (5,832,076)
  Net increase in loans.....................................       (798,719)      (497,027)
  Purchases of premises and equipment.......................        (19,026)       (43,162)
  Net increase in bank-owned insurance investments..........       (110,500)       (19,367)
  Other, net................................................       (140,148)       (40,841)
                                                                -----------    -----------
     Net cash used by investing activities..................     (1,396,844)    (1,267,223)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................        315,097        347,585
  Net increase (decrease) in Federal funds purchased and
     securities sold under agreement to repurchase..........        974,189        (49,120)
  Net increase in short-term borrowings.....................        181,553         86,774
  Proceeds from issuance of senior notes....................      1,050,000      3,246,000
  Repayment of senior notes.................................     (1,460,500)    (2,800,500)
  Net cash proceeds from the sale of the corporate trust
     business...............................................         88,704             --
  Cash dividends paid on common stock.......................        (58,000)       (30,000)
                                                                -----------    -----------
     Net cash provided by financing activities..............      1,091,043        800,739
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (234,548)      (206,444)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,423,043      1,434,619
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30.....    $ 1,188,495    $ 1,228,175
                                                                ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       NOTES TO THE FINANCIAL STATEMENTS

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30 totaled $369.4 million and $301.9 million in 2000 and 1999, respectively. Cash income tax payments over the same periods totaled $34.3 million and $34.0 million, respectively.

4. RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The Statement was effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 which for the Bank would be the quarter ending March 31, 2001. On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." The Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to implement SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Bank is in the process of assessing the impact of adopting the Statements on its financial position and results of operations.

5. CORPORATE TRUST SALE

     In March 2000, Bankcorp sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pre-tax gain to Bankcorp of $50.2 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in second half 2000. The Bank recognized $47.2 million of that gain. The Bank does not believe that the sale of these businesses will have a material impact on the results of operations for future periods.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

SUMMARY

     The Bank had second quarter 2000 net income of $40.7 million, an increase of $5.4 million or 15 percent from second quarter 1999. Comparative results were affected by net gains from securities sales of $6.0 million in second quarter 1999 compared to $3.0 million in 2000. Excluding this effect, "core earnings" rose 23 percent. Cash ROE was 16.90 percent in the current quarter compared to
14.76 percent one year earlier.

     Second quarter net interest income on a fully taxable equivalent basis was $108.8 million, up $11.6 million or 12 percent from $97.2 million in 1999's second quarter. Average earning assets rose 15 percent to $17.93 billion from $15.62 billion in 1999, primarily attributable to an increase of $1.09 billion in average loans and $1.07 billion in the investment securities portfolio, somewhat offset by a decline in trading account assets of $20 million. Commercial lending was the most significant contributor to the growth in loans. Net interest margin declined to 2.44 percent from 2.49 percent in the same quarter last year, primarily reflecting the impact of the rising interest rate environment during the last year.

     The second quarter provision for loan losses of $6.3 million was up $0.4 million from $5.9 million in the second quarter of 1999. Net charge-offs decreased to $4.8 million compared to $5.5 million in the prior year.

     Second quarter noninterest income of $90.6 million decreased $5.4 million from the same quarter last year. Trust and investment management fees declined $5.2 million or 18 percent, as a result of this year's first quarter sale of the corporate trust business. Excluding corporate trust revenue, total trust and investment management fees rose 30 percent in the current quarter. Merchant and charge card fees declined $1.4 million, while bond trading profits increased $2.1 million. Net gains from investment securities sales declined $3.0 million from $6.0 million in second quarter 1999.

     Second quarter 2000 noninterest expenses of $132.0 million decreased $5.8 million or 4 percent from the year ago quarter primarily reflecting the sale of the corporate trust business in 2000. Income tax expense increased $4.9 million, reflecting higher pretax income.

     Nonperforming assets at June 30, 2000 were $34 million or 0.32 percent of total loans, compared to $34 million or 0.32 percent at March 31, 2000, and $32 million or 0.34 percent a year ago. At June 30, 2000, the allowance for possible loan losses was $116 million, equal to 1.07 percent of loans outstanding, compared to $110 million or 1.14 percent at the end of second quarter 1999. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 341 percent at June 30, 1999 to 339 percent at June 30, 2000.

     At June 30, 2000, Tier 1 capital of the Bank amounted to $1.47 billion, up from $1.35 billion one year earlier. The regulatory leverage capital ratio was
7.06 percent for the second quarter of 2000 compared to 7.31 percent in the same quarter of 1999. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's June 30, 2000 Tier 1 and total risk-based capital ratios were 8.50 percent and 10.41 percent compared to respective ratios of 8.71 percent and 10.88 percent at June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH 1999

SUMMARY

     The Bank's earnings for the six months ended June 30, 2000 were $107.8 million, an increase of $35.4 million or 49 percent from the same period a year ago. First quarter earnings included a pretax gain of $47.2 million resulting from the sale of the indenture trust and shareholder services businesses. In addition to the gain from the corporate trust sale, comparative results were affected by net gains from securities sales of $13.6 million in 1999 compared to $3.0 million in 2000. Excluding the effects of both transactions, "core

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES earnings" rose 22 percent. Cash ROE, excluding the gain on the sale of the corporate trust business, was 17.00 percent in the current year compared to
15.05 percent one year earlier.

     Net interest income on a fully taxable equivalent basis was $219.2 million, up $27.6 million or 14 percent from $191.6 million in 1999's year-to-date period. Average earning assets rose 16 percent to $17.68 billion from $15.29 billion in 1999, primarily attributable to an increase of $1.07 billion in average loans and $1.20 billion in the investment securities portfolio, somewhat offset by a decline in trading account assets of $24 million. Commercial lending was the most significant contributor to the growth in loans. Net interest margin declined slightly to 2.51 percent from 2.53 percent in 1999 primarily reflecting the impact of the rising interest rate environment in 2000.

     The year-to-date 2000 provision for loan losses of $11.5 million was down $0.3 million from $11.8 million in 1999. Net charge-offs were $9.1 million, down slightly from $9.7 million a year ago.

     Noninterest income of $222.5 million increased $29.5 million from the same period last year. Excluding the $47.2 million gain on the sale of the corporate trust business, noninterest income declined 9 percent. Most of this decline was caused by the $10.6 million decline in net gains from securities sales and reduced operating revenue from the corporate trust business sold in first quarter 2000. Excluding corporate trust revenue, growth in trust and investment management income was 21 percent over first half of 1999. Merchant and charge card fees declined $2.0 million.

     Noninterest expenses of $265.3 million decreased $4.1 million or 2 percent from the year ago period. Income tax expense increased $23.7 million, reflecting higher pretax income, including the gain on the sale of the corporate trust business.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) EXHIBITS:

          27               Financial Data Schedule

          (B) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August, 2000.

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