Form 10-Q
period 2000-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2000-11-14
CIK 1046788

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

The number of shares of Common Stock, $1.00 par value, outstanding on November 14, 2000 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part
  I....    FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Balance Sheets..............................................    2
           Statements of Operations and Other Comprehensive Income.....    3
           Statements of Changes in Stockholders' Equity...............    4
           Statements of Cash Flows....................................    5
           Notes to Financial Statements...............................    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    6
Part II    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................   17
Signatures.............................................................   17

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                SEPTEMBER 30, 2000    DECEMBER 31, 1999    SEPTEMBER 30, 1999
                                                ------------------    -----------------    ------------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and
  Savings Bank..............................         $    812             $  1,262              $    167
Securities purchased from Harris Trust and
  Savings Bank under agreement to resell....           22,004               15,000                 9,000
Notes receivable from Harris Trust and
  Savings Bank..............................          112,560              136,749               147,047
Securities available-for-sale:
  Mortgage-backed...........................          351,180              315,265               324,237
Securing mortgage collections due from
  Harris Trust and Savings Bank.............            1,527                3,125                 2,941
Other assets................................            2,648                2,587                 2,677
                                                     --------             --------              --------
       Total assets.........................         $490,731             $473,988              $486,069
                                                     ========             ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................         $     61             $     97              $     46
                                                     --------             --------              --------
Commitments and contingencies...............               --                   --                    --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred
  Stock, Series A ($1 par value);
  liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares
  issued and outstanding....................          250,000              250,000               250,000
Common stock ($1 par value); 1,000 shares
  authorized, issued and outstanding........                1                    1                     1
Additional paid-in capital..................          240,733              240,733               240,733
Earnings in excess of distributions.........           10,098                  349                 9,070
Accumulated other comprehensive income --
  unrealized losses on available-for-sale
  securities................................          (10,162)             (17,192)              (13,781)
                                                     --------             --------              --------
       Total stockholders' equity...........          490,670              473,891               486,023
                                                     --------             --------              --------
       Total liabilities and stockholders'
          equity............................         $490,731             $473,988              $486,069
                                                     ========             ========              ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       QUARTER ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30                SEPTEMBER 30
                                                  -----------------------    -------------------------
                                                     2000         1999          2000          1999
                                                     ----         ----          ----          ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to resell...    $      646    $     219    $    1,420    $       719
  Notes receivable from Harris Trust and
     Savings Bank.............................         1,884        2,493         6,061          8,514
  Securities available-for-sale:
     Mortgage-backed..........................         5,450        5,236        16,266         14,253
     U.S. Treasury............................           126           --           300             --
                                                  ----------    ---------    ----------    -----------
       Total interest income..................         8,106        7,948        24,047         23,486
NONINTEREST INCOME:
  Securities gains............................           257           --           257             --
                                                  ----------    ---------    ----------    -----------
       Total noninterest income...............           257           --           257             --
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and
     Savings Bank.............................            90          118           290            402
  Advisory fees paid to Harris Trust and
     Savings Bank.............................            15           10            45             42
  General and administrative..................            29           55           168            204
                                                  ----------    ---------    ----------    -----------
       Total operating expenses...............           134          183           503            648
                                                  ----------    ---------    ----------    -----------
Net Income....................................         8,229        7,765        23,801         22,838
Preferred dividends...........................         4,609        4,609        13,828         13,828
                                                  ----------    ---------    ----------    -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER....    $    3,620    $   3,156    $    9,973    $     9,010
                                                  ==========    =========    ==========    ===========
Basic and diluted earnings per common share...    $ 3,620.00    $3,156.00    $ 9,973.00    $  9,010.00
                                                  ==========    =========    ==========    ===========
Net Income....................................    $    8,229    $   7,765    $   23,801    $    22,838
Other comprehensive income -- unrealized
  income (loss) on available-for-sale
  securities..................................         4,410         (911)        7,030        (16,283)
                                                  ----------    ---------    ----------    -----------
Comprehensive Income..........................    $   12,639    $   6,854    $   30,831    $     6,555
                                                  ==========    =========    ==========    ===========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                -----------------------
                                                                  2000           1999
                                                                  ----           ----
                                                                    (IN THOUSANDS)
Balance at January 1........................................    $473,891       $493,628
  Net income................................................      23,801         22,838
  Other comprehensive income (loss).........................       7,030        (16,283)
  Dividends -- common stock.................................        (224)          (332)
  Dividends -- Series A preferred stock.....................     (13,828)       (13,828)
                                                                --------       --------
Balance at September 30.....................................    $490,670       $486,023
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                     ------------------------------
                                                                       2000                  1999
                                                                       ----                  ----
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................        $  23,801              $ 22,838
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................             (257)                   --
     Net increase in other assets...........................              (61)                  (31)
     Net decrease in accrued expenses.......................              (36)                  (16)
                                                                    ---------              --------
       Net cash provided by operating activities............           23,447                22,791
                                                                    ---------              --------
INVESTING ACTIVITIES:
  Net (increase) decrease in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................           (7,004)                8,004
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................           24,189                60,887
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................            1,598                10,749
  Purchases of securities available-for-sale................         (144,825)              (95,628)
  Proceeds from maturities of securities
     available-for-sale.....................................          116,197                16,603
                                                                    ---------              --------
       Net cash (used) provided by investing activities.....           (9,845)                  615
                                                                    ---------              --------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................          (13,828)              (13,828)
  Cash dividends paid on common stock.......................             (224)              (10,032)
                                                                    ---------              --------
       Net cash used by financing activities................          (14,052)              (23,860)
                                                                    ---------              --------
  Net decrease in cash on deposit with Harris Trust and
     Savings Bank...........................................             (450)                 (454)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................            1,262                   621
                                                                    ---------              --------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................        $     812              $    167
                                                                    =========              ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust (a "REIT"), liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

     The Company's net income for the third quarter of 2000 was $8.2 million compared to $7.8 million in the third quarter of 1999.

     Third quarter 2000 interest income on the Notes totaled $1.9 million and yielded 6.40% on $118 million of average principal outstanding for the quarter compared to $2.5 million and a 6.40% yield on $156 million average principal outstanding for third quarter 1999. The decrease in revenue is attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. Interest income on securities available-for-sale for the current quarter was $5.6 million resulting in a yield of 6.92% on an average balance outstanding of $322 million, compared to $5.2 million with a yield of 6.90% on an average balance outstanding of $304 million for the same period a year ago. Gains from investment securities sales increased $257 thousand from the same period in the third quarter 1999. The average outstanding balance of the Securing Mortgage Loans for third quarter 2000 and 1999 was $146 million and $192 million, respectively. There were no Company borrowings during the current quarter or third quarter 1999.

     Third quarter 2000 operating expenses totaled $134 thousand, a decrease of $49 thousand or 27% from the third quarter of 1999. Loan servicing expenses totaled $90 thousand, a decrease of $28 thousand or 24% from the prior year's third quarter, resulting from the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. General and administrative expenses totaled $29 thousand, a decrease of $26 thousand or 47% over third quarter 1999. The decrease is primarily attributed to various costs, incurred and paid in 1999, related to the filing and preparation of the initial 1998 Form 10-K.

     At September 30, 2000 and 1999, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization and the payment history on the Notes represented by the Securing Mortgage Loans.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company's net income for the nine months ended September 30, 2000 was $23.8 million. This represented a $963 thousand or 4% increase from 1999 earnings of $22.8 million.

     Interest income on the Notes for the nine months ended September 30, 2000 totaled $6.1 million and yielded 6.40% on $126 million of average principal outstanding compared to $8.5 million and a 6.40% yield on $177 million for the same period in 1999. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. Interest income on securities available-for-sale for the nine months ended September 30, 2000 was $16.6 million resulting in a yield of 6.95% on an average balance outstanding of $318 million, compared to $14.3 million with a yield of 6.67% on an average balance outstanding of $285 million a year ago. The increase in interest income is primarily attributable to an increase in the investment securities portfolio and the purchase of higher yielding securities, raising the average return. Gains from investment securities sales increased $257 thousand from the same period in 1999. The average outstanding balance of the Securing Mortgage Loans was $156 million for the nine months ended September 30, 2000 and $218 million for the same period in 1999. There were no Company borrowings during either period.

     Operating expenses for the nine months ended September 30, 2000 totaled $503 thousand, a decrease of $145 thousand from a year ago. Loan servicing expenses for the nine months ended September 30, 2000 totaled $290 thousand, a decrease of $112 thousand or 28% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes. Advisory fees for the nine months ended September 30, 2000 were $45 thousand compared to $42 thousand a year earlier. General and administrative expenses totaled $168 thousand, a decrease of $36 thousand or 18% over the same period in 1999. The decrease is primarily attributed to various costs incurred and paid in 1999 related to the filing of the initial 1998 Form 10-K.

     On September 30, 2000, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2000, as declared on August 31, 2000. On September 12, 2000, the Company paid a cash dividend of $224 thousand on the outstanding common shares to the stockholder of record on December 30, 1999, as declared on August 31, 2000. This dividend completes our 1999 REIT tax compliance requirements. On September 30, 1999, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 1999, as declared on September 2, 1999. On January 28, 1999, the Company paid cash dividends of $9.7 million on the outstanding common shares to the stockholder of record on December 30, 1998. On September 8, 1999, the Company paid a cash dividend of $332 thousand on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on September 2, 1999. This dividend completed our 1998 REIT tax compliance requirements. On a year-to-date basis, the Company has declared and paid $13.8 million of dividends to holders of preferred shares for each of the nine month periods ended September 30, 2000 and 1999.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Notes or other qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained from repayment of principal balances under individual mortgages. The payment of dividends on the preferred shares will be made from legally available funds, principally arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the Notes and mortgage-backed securities. The Company does not have, and does not anticipate having, any material capital expenditures.

     In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its adjusted REIT taxable income through 2000, as provided for under the Internal Revenue Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 95% or more of its adjusted REIT taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs.

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $23.4 million provided from operations during the nine months ended September 30, 2000 were $24.2 million provided by principal payments on the Notes and $116.2 million from the maturities of securities available-for-sale. In the prior period ended September 30, 1999, the primary sources of funds other than from operations were $60.9 million provided by principal payments on the Notes and $16.6 million from the maturities of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2000 were $144.8 million in purchases of securities available-for-sale and $13.8 million and $224 thousand in preferred stock dividends and common stock dividends paid, respectively. For the prior year ended September 30, 1999 the primary uses of funds were $95.6 million in purchases of securities available-for-sale, and $13.8 million and $10.0 million in preferred stock dividends and common stock dividends paid, respectively.

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                          SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                              2000             1999            1999
                                                          -------------    ------------    -------------
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............     $ 1,255,326     $ 1,423,043      $ 1,139,750
Money market assets:
  Interest-bearing deposits at banks..................         164,929         239,832          171,988
  Federal funds sold and securities purchased under
     agreement to resell..............................         266,625         298,000          148,650
Trading account assets................................          41,347          66,996          102,236
Securities available-for-sale.........................       6,607,878       6,265,013        5,773,313
Loans.................................................      11,303,774      10,063,801        9,801,973
Allowance for possible loan losses....................        (120,343)       (113,702)        (111,660)
                                                           -----------     -----------      -----------
  Net loans...........................................      11,183,431       9,950,099        9,690,313
Premises and equipment................................         276,828         311,353          308,796
Customers' liability on acceptances...................          31,587          43,599           44,067
Bank-owned insurance investments......................         894,330         772,579          753,239
Goodwill and other valuation intangibles..............         222,363         241,568          245,228
Other assets..........................................       1,022,012         425,983          520,156
                                                           -----------     -----------      -----------
       TOTAL ASSETS...................................     $21,966,656     $20,038,065      $18,897,736
                                                           ===========     ===========      ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...     $ 3,460,128     $ 3,449,650      $ 2,914,893
                              -- interest-bearing.....       7,268,436       6,314,523        6,625,976
Deposits in foreign offices   -- noninterest
                              bearing.................          38,521          35,537           21,682
                              -- interest-bearing.....       2,286,646       1,329,977        1,375,098
                                                           -----------     -----------      -----------
       Total deposits.................................      13,053,731      11,129,687       10,937,649
Federal funds purchased and securities sold under
  agreement to repurchase.............................       4,582,830       4,739,578        3,951,114
Other short-term borrowings...........................       1,361,444         681,097          478,148
Senior notes..........................................         882,000       1,500,000        1,500,000
Acceptances outstanding...............................          31,587          43,599           44,067
Accrued interest, taxes and other expenses............         150,107         167,465          149,592
Other liabilities.....................................          42,475          50,545           99,550
Minority interest- preferred stock of subsidiary......         250,000         250,000          250,000
Long-term notes.......................................         225,000         225,000          225,000
                                                           -----------     -----------      -----------
       TOTAL LIABILITIES..............................      20,579,174      18,786,971       17,635,120
                                                           -----------     -----------      -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....         100,000         100,000          100,000
Surplus...............................................         612,558         610,512          609,913
Retained earnings.....................................         756,164         678,275          657,705
Accumulated other comprehensive loss..................         (81,240)       (137,693)        (105,002)
                                                           -----------     -----------      -----------
       TOTAL STOCKHOLDER'S EQUITY.....................       1,387,482       1,251,094        1,262,616
                                                           -----------     -----------      -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....     $21,966,656     $20,038,065      $18,897,736
                                                           ===========     ===========      ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED         NINE MONTHS ENDED
                                                                    SEPTEMBER 30            SEPTEMBER 30
                                                                --------------------    --------------------
                                                                  2000        1999        2000        1999
                                                                  ----        ----        ----        ----
                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $236,628    $173,871    $663,515    $500,710
Money market assets:
  Deposits at banks.........................................       2,021          12       4,483         968
  Federal funds sold and securities purchased under
    agreement to resell.....................................       4,326       2,917      12,167       8,160
Trading account.............................................         775       1,112       2,262       2,961
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................     107,302      83,100     307,871     238,828
  State and municipal.......................................         180         425         787       1,490
  Other.....................................................         360         361       1,073       1,105
                                                                --------    --------    --------    --------
  Total interest income.....................................     351,592     261,798     992,158     754,222
                                                                --------    --------    --------    --------
INTEREST EXPENSE
Deposits....................................................     126,355      87,464     347,923     259,577
Short-term borrowings.......................................      94,210      51,164     262,797     142,073
Senior notes................................................      16,752      19,136      41,532      48,625
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609      13,828      13,828
Long-term notes.............................................       3,963       3,558      11,628      10,701
                                                                --------    --------    --------    --------
  Total interest expense....................................     245,889     165,931     677,708     474,804
                                                                --------    --------    --------    --------
NET INTEREST INCOME.........................................     105,703      95,867     314,450     279,418
Provision for loan losses...................................       6,870       5,290      18,365      17,081
                                                                --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........      98,833      90,577     296,085     262,337
                                                                --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      22,332      30,925      75,705      88,467
Money market and bond trading...............................       2,446       3,893       5,686       6,632
Foreign exchange............................................       1,900       1,850       5,800       6,164
Merchant and charge card fees...............................       6,229       8,028      18,249      22,084
Service fees and charges....................................      24,796      27,749      73,995      78,201
Securities gains............................................       3,131         (16)      6,117      13,581
Gain on sale of corporate trust business....................          --          --      47,193          --
Bank-owned insurance investments............................      11,262      10,221      33,273      30,746
Foreign fees................................................       3,983       4,388      16,427      14,303
Other.......................................................      11,668       8,446      27,840      28,369
                                                                --------    --------    --------    --------
  Total noninterest income..................................      87,747      95,484     310,285     288,547
                                                                --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      68,491      72,272     209,236     214,282
Pension, profit sharing and other employee benefits.........       9,567      14,009      37,095      42,719
Net occupancy...............................................       9,234      10,792      30,657      27,161
Equipment...................................................      12,270      13,836      37,552      40,601
Marketing...................................................       8,545       7,437      20,186      19,319
Communication and delivery..................................       5,172       5,126      15,202      16,896
Expert services.............................................       4,629       5,047      14,942      20,628
Other.......................................................       4,302       8,185      11,318      13,284
                                                                --------    --------    --------    --------
                                                                 122,210     136,704     376,188     394,890
Goodwill and other valuation intangibles....................       5,666       5,727      16,980      16,925
                                                                --------    --------    --------    --------
  Total noninterest expenses................................     127,876     142,431     393,168     411,815
                                                                --------    --------    --------    --------
Income before income taxes..................................      58,704      43,630     213,202     139,069
Applicable income taxes.....................................      15,611       7,344      62,313      30,337
                                                                --------    --------    --------    --------
  NET INCOME................................................    $ 43,093    $ 36,286    $150,889    $108,732
                                                                ========    ========    ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   4.31    $   3.63    $  15.09    $  10.87
                                                                ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                          QUARTER ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                       -------------------      ---------------------
                                                        2000        1999          2000        1999
                                                        ----        ----          ----        ----
                                                                       (IN THOUSANDS)
Net income.........................................    $43,093    $ 36,286      $150,889    $ 108,732
Other comprehensive income:
  Unrealized gains/(losses) on available-for-sale
     securities:
     Unrealized holding gains/(losses) arising
       during the period, net of tax
       expense/(benefit) for the quarter of $26,165
       in 2000 and ($6,592) in 1999 and net of tax
       expense/(benefit) for the year-to-date
       period of $39,608 in 2000 and ($84,601) in
       1999........................................     39,762     (10,007)       60,190     (128,012)
     Less reclassification adjustment for realized
       (gains)/losses included in income statement,
       net of tax expense/(benefit) for the quarter
       of $1,218 in 2000 and ($6) in 1999 and net
       of tax expense for the year-to-date period
       of $2,380 in 2000 and $5,283 in 1999........     (1,913)         10        (3,737)      (8,298)
                                                       -------    --------      --------    ---------
  Other comprehensive income (loss)................     37,849      (9,997)       56,453     (136,310)
                                                       -------    --------      --------    ---------
Comprehensive income (loss)........................    $80,942    $ 26,289      $207,342    $ (27,578)
                                                       =======    ========      ========    =========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2000          1999
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,251,094    $1,333,397
  Net income................................................       150,889       108,732
  Contributions to capital..................................         2,046         1,797
  Dividends -- common stock.................................       (73,000)      (45,000)
  Other comprehensive income (loss).........................        56,453      (136,310)
                                                                ----------    ----------
BALANCE AT SEPTEMBER 30.....................................    $1,387,482    $1,262,616
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                --------------------------
                                                                   2000           1999
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $   150,889    $   108,732
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         18,365         17,081
  Depreciation and amortization, including intangibles......         52,393         50,454
  Deferred tax (benefit) expense............................         (2,769)           465
  Gain on sales of securities...............................         (6,117)       (13,581)
  Gain on sale of corporate trust business..................        (47,193)            --
  Trading account net sales.................................         25,649         18,432
  Net increase in interest receivable.......................        (13,902)        (9,555)
  Net (decrease) increase in interest payable...............        (19,135)        26,506
  Net decrease in loans held for resale.....................         58,417        164,639
  Other, net................................................        (42,902)         1,814
                                                                -----------    -----------
     Net cash provided by operating activities..............        173,695        364,987
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
     banks..................................................         74,903        (73,059)
  Net decrease in Federal funds sold and securities
     purchased under agreement to resell....................         31,375          2,925
  Proceeds from sales of securities available-for-sale......        130,221        683,264
  Proceeds from maturities of securities
     available-for-sale.....................................      4,831,701      4,633,881
  Purchases of securities available-for-sale................     (5,404,189)    (6,007,573)
  Net increase in loans.....................................     (1,310,115)      (673,705)
  Purchases of premises and equipment.......................        (29,760)       (57,364)
  Net increase in bank-owned insurance investments..........       (121,751)       (27,938)
  Other, net................................................       (389,144)       (35,943)
                                                                -----------    -----------
     Net cash used by investing activities..................     (2,186,759)    (1,555,512)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................      1,924,044       (240,047)
  Net (decrease) increase in Federal funds purchased and
     securities sold under agreement to repurchase..........       (156,748)       309,065
  Net increase in short-term borrowings.....................        680,347        311,638
  Proceeds from issuance of senior notes....................      2,232,000      3,460,500
  Repayment of senior notes.................................     (2,850,000)    (2,900,500)
  Net cash proceeds from the sale of corporate trust
     business...............................................         88,704             --
  Cash dividends paid on common stock.......................        (73,000)       (45,000)
                                                                -----------    -----------
     Net cash provided by financing activities..............      1,845,347        895,656
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (167,717)      (294,869)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,423,043      1,434,619
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER
      30....................................................    $ 1,255,326    $ 1,139,750
                                                                ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Trust and Savings Bank (the "Bank") is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a wholly-owned subsidiary of Bankmont Financial Corp. (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $599.5 million and $448.3 million in 2000 and 1999, respectively. Cash income tax payments over the same periods totaled $54.5 million and $43.4 million, respectively.

4. RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires all derivatives to be recognized as either assets or liabilities in the statement of financial position and to be measured at fair value. As issued, the Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". The Statement is effective upon issuance and it amends SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 which for the Bank would be the quarter ending March 31, 2001. On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." The Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to implement SFAS No. 133. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, continues to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Based on an analysis of the Bank's current derivative activity, it is management's opinion that the impact of the adoption of SFAS No. 133 would not have a material impact on total assets, total liabilities, other comprehensive income or net income.

4. CORPORATE TRUST SALE

     In March 2000, Bankcorp sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pre-tax gain to Bankcorp of $50.2 million in first quarter 2000, not including revenue contingent upon the outcome of certain events, expected in fourth quarter 2000. The Bank recognized $47.2 million of that gain. The Bank does not believe that the sale of the corporate trust business will have a material impact on the results of operations for future periods.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

SUMMARY

     The Bank had third quarter 2000 net income of $43.1 million, an increase of $6.8 million or 19 percent from third quarter 1999. Comparative results were affected by net gains from securities sales of $3.1 million in third quarter 2000 compared to no securities gains in 1999. Excluding this effect, "core earnings" rose 14 percent. Cash ROE was 16.55 percent in the current quarter compared to 15.61 percent one year earlier.

     Third quarter net interest income on a fully taxable equivalent basis was $111.1 million, up $11.0 million or 11 percent from $100.1 million in 1999's third quarter. Average earning assets rose 16 percent to $18.12 billion from $15.69 billion in 1999, primarily attributable to an increase of $1.37 billion in average loans and $1.07 billion in the investment securities portfolio, somewhat offset by a decline in trading account assets of $37 million. Commercial and consumer loans and residential mortgages contributed to the growth in loans. Net interest margin declined to 2.44 percent from 2.53 percent in the same quarter last year, primarily reflecting the impact of the rising interest rate environment during the last year.

     The third quarter provision for loan losses of $6.9 million was up $1.6 million from $5.3 million in the third quarter of 1999. Net charge-offs decreased to $2.7 million compared to $4.0 million in the prior year.

     Third quarter noninterest income of $87.7 million decreased $7.7 million from the same quarter last year. Trust and investment management fees declined $8.6 million or 28 percent reflecting reduced corporate trust revenue. Merchant and charge card fees declined $1.8 million, while bond trading profits decreased $1.4 million. Net gains from investment securities sales increased $3.1 million from third quarter 1999.

     Third quarter 2000 noninterest expenses of $127.9 million decreased $14.6 million or 10 percent from the year ago quarter primarily reflecting the sale of the corporate trust business in 2000. Income tax expense increased $8.3 million, reflecting higher pretax income.

     Nonperforming assets at September 30, 2000 were $89 million or 0.79 percent of total loans, compared to $34 million or 0.32 percent at June 30, 2000, and $24 million or 0.24 percent a year ago. This increase is comprised of four loans in the shared national credit portfolio ranging in size from $10 million to $17 million, to borrowers in four different industry sectors. At September 30, 2000, the allowance for possible loan losses was $120 million, equal to 1.06 percent of loans outstanding, compared to $112 million or 1.14 percent at the end of third quarter 1999. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 469 percent at September 30, 1999 to 135 percent at September 30, 2000.

     At September 30, 2000, Tier 1 capital of the Bank amounted to $1.50 billion, up from $1.38 billion one year earlier. The regulatory leverage capital ratio was 7.18 percent for the third quarter of 2000 compared to 7.47 percent in the same quarter of 1999. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's September 30, 2000 Tier 1 and total risk-based capital ratios were 8.25 percent and 10.09 percent compared to respective ratios of 8.77 percent and 10.92 percent at September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH 1999

SUMMARY

     The Bank had net income for the nine months ended September 30, 2000 of $150.9 million, an increase of $42.2 million or 39 percent from the same period a year ago. First quarter earnings included a pretax gain of $47.2 million resulting from the sale of the corporate trust business. In addition to the gain from the corporate trust sale, comparative results were affected by net gains from securities sales of $13.6 million in 1999 compared to $6.1 million in 2000. Excluding the effects of both transactions, "core earnings" rose 19 percent. Cash ROE, excluding the gain on the sale of the corporate trust business, was
16.84 percent in the current year compared to 15.23 percent one year earlier.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     Net interest income on a fully taxable equivalent basis was $330.4 million, up $38.6 million or 13 percent from $291.7 million in 1999's year-to-date period. Average earning assets rose 16 percent to $17.82 billion from $15.42 billion in 1999, primarily attributable to an increase of $1.17 billion in average loans and $1.14 billion in the investment securities portfolio, somewhat offset by a decline in trading account assets of $29 million. Commercial lending was the most significant contributor to the growth in loans. Net interest margin declined slightly to 2.48 percent from 2.53 percent in 1999 primarily reflecting the impact of the rising interest rate environment in 2000.

     The year-to-date 2000 provision for loan losses of $18.4 million was up $1.3 million from $17.1 million in 1999. Net charge-offs were $11.7 million, down from $13.7 million a year ago.

     Noninterest income of $310.3 million increased $21.7 million from the same period last year. Excluding the $47.2 million gain on the sale of the corporate trust business, noninterest income declined 9 percent. Most of this decline was caused by the $7.5 million decline in net gains from securities sales and reduced operating revenue from the corporate trust business sold in first quarter 2000. Trust and investment management fees declined by $12.8 million reflecting reduced corporate trust revenue. Merchant and charge card fees declined $3.8 million while service charge income decreased $4.2 million compared to the prior year.

     Noninterest expenses of $393.2 million decreased $18.6 million or 5 percent from the year ago period. Income tax expense increased $32.0 million, reflecting higher pretax income, including the gain on the sale of the corporate trust business.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) EXHIBITS:

          27               Financial Data Schedule

          (B) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November, 2000.

                                          /s/ PIERRE O. GREFFE
                                          --------------------------------------
                                          Pierre O. Greffe
                                          Chief Financial Officer

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President