Form 10-K
period 2000-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2001-03-26
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                      2000
                                   FORM 10-K
                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 1-13805

                             ---------------------

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

                       SECURITIES REGISTERED PURSUANT TO
                           SECTION 12(B) OF THE ACT:

                   TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------                     -----------------------------------------
7 3/8% Noncumulative Exchangeable Preferred Stock, Series           New York Stock Exchange
               A, par value $1.00 per share

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No
     The number of shares of Common Stock, $1.00 par value, outstanding on March 22, 2001 was 1,000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

                                   PART I

Item 1.    Business....................................................    2

Item 2.    Properties..................................................    7

Item 3.    Legal Proceedings...........................................    7

Item 4.    Submission of Matters to a Vote of Security Holders.........    7

                                  PART II

           Market for Registrant's Common Equity and Related
Item 5.    Stockholder Matters.........................................    7

Item 6.    Selected Financial Data.....................................    8

           Management's Discussion and Analysis of Financial Condition
Item 7.    and Results of Operations...................................    8

           Quantitative and Qualitative Disclosures About Market
Item 7a    Risk........................................................   12

Item 8.    Financial Statements and Supplementary Data.................   12

           Changes in and Disagreements with Accountants on Accounting
Item 9.    and Financial Disclosure....................................   12

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant..........   12

Item 11.   Executive Compensation......................................   14

           Security Ownership of Certain Beneficial Owners and
Item 12.   Management..................................................   14

Item 13.   Certain Relationships and Related Transactions..............   14

                                  PART IV

           Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.   8-K.........................................................   16

Signatures..

                                     PART I

Forward-Looking Information

     Forward-looking statements contained in this Annual Report on Form 10-K ("Report") of Harris Preferred Capital Corporation (the "Company") may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

General

     Harris Preferred Capital Corporation is a Maryland Corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax if it distributes 95% of its ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

     The Company used the Offering proceeds and the additional capital contributed by the Bank to purchase $356 million of notes (the "Notes") from the Bank and $135 million of mortgage-backed securities at their estimated fair value. The Notes are obligations issued by the Bank that are recourse only to the underlying mortgage loans (the "Securing Mortgage Loans") and were acquired pursuant to the terms of a loan agreement with the Bank. The principal amount of the Notes equals approximately 80% of the principal amounts of the Securing Mortgage Loans.

Business

     The Company was formed for the purpose of raising capital for the Bank. One of the Company's principal business objectives is to acquire, hold, finance and manage Mortgage Assets. These Mortgage Assets generate interest income for distribution to stockholders. A portion of the Mortgage Assets of the Company consists of Notes issued by the Bank that are recourse only to Securing Mortgage Loans that are secured by real property. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. Payments of interest are made to the Company from payments made on the Securing Mortgage Loans. Pursuant to an agreement between the Company and the Bank, the Company, through the Bank as agent, receives all scheduled payments made on the Securing Mortgage Loans, retains a portion of any such payments equal to the amount due on the Notes and remits the balance, if any, to the Bank. The Company also retains approximately 80% of any prepayments of principal in respect of the Securing Mortgage Loans and applies such amounts as a prepayment on the Notes. The Company has a security interest in the real property securing the Securing Mortgage Loans and will be entitled to enforce payment on the loans in its own name if a mortgagor should default. In the event of such default, the Company would have the same rights as the original mortgagee to foreclose the mortgaged property and satisfy the obligations of the Bank out of the proceeds.

     The Company may from time to time acquire fixed-rate or variable-rate mortgage-backed securities representing interests in pools of mortgage loans. The Bank may have originated a portion of any such mortgage-backed securities by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential properties located throughout the United States. The Company intends to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal

National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("GNMA"). The Company does not intend to acquire any interest-only, principal-only or similar speculative mortgage-backed securities.

     The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2000 and 1999 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

     The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company's current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company's Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2000 and 1999 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

     The Company may invest up to 5% of the total value of its portfolio in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests.

     The Company intends to continue to acquire Mortgage Assets from the Bank and/or affiliates of the Bank on terms that are comparable to those that could be obtained by the Company if such Mortgage Assets were purchased from unrelated third parties. The Company may also from time to time acquire Mortgage Assets from unrelated third parties.

     The Company intends to maintain at least 90% of its portfolio in Bank-secured obligations and mortgage-backed securities. The Company may, however, invest in other assets eligible to be held by a REIT. The Company's current policy and the Servicing Agreement (defined below) prohibit the acquisition of any Mortgage Asset constituting an interest in a mortgage loan (other than an interest resulting from the acquisition of mortgage-backed securities), which mortgage loan (i) is delinquent (more than 30 days past due) in the payment of principal or interest at the time of proposed acquisition;
(ii) is or was at any time
during the preceding 12 months (a) on nonaccrual status or (b) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in payment of principal or interest. Loans that are on "nonaccrual status" are generally loans that are past due 90 days or more in principal or interest. The Company maintains a policy of disposing of any mortgage loan which (i) falls into nonaccrual status, (ii) has to be renegotiated due to the financial deterioration of the borrower, or (iii) is more than 30 days past due in the payment of principal or interest more than once in any 12 month period. The Company may choose, at any time subsequent to its acquisition of any Mortgage Assets, to require the Bank (as part of the Servicing Agreement) to dispose of the mortgage loans for any of these reasons or for any other reason.

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

     The Advisory Agreements in effect in 2000, 1999 and from inception (January 2, 1998) through December 31, 1998 entitled the Bank to receive advisory fees of $57,000, $50,000 and $43,000, respectively. In 2001, advisory fees of $60,000 have been approved.

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

Employees

     As of December 31, 2000, the Company had no paid employees.

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

Qualification as a REIT

     The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 95% of its adjusted REIT taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2000 as well as 1999 the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Cash distributions in the amount of $1.8438 cents per Preferred Share were paid in 2000 and 1999. A cash dividend on common stock of $13 million was declared on December 4, 2000 to the stockholder of record on December 15, 2000 and paid on December 30, 2000. A cash dividend of $12 million on common stock was declared on December 2, 1999 to the stockholder of record on December 15, 1999 and paid on December 31, 1999. In addition, on September 12, 2000 and September 8, 1999 the Company paid a cash dividend of $224 thousand and $332 thousand, respectively, on the outstanding common shares to the stockholder of record on December 30, 1999 and December 30, 1998, respectively. These dividends completed the Company's 1999 and 1998 REIT tax compliance requirements.

ITEM 2. PROPERTIES

     None as of December 31, 2000.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. In 2000, the Company declared $13 million in cash dividends on common stock, which were paid in December 2000 compared to $12 million declared on December 2, 1999 and paid in December 1999. In addition, on September 12, 2000 and September 8, 1999 the Company paid a cash dividend of $224 thousand and $332 thousand, respectively, on the outstanding common shares to the stockholder of record on December 30, 1999 and December 30, 1998, respectively.

     The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". During 2000 and 1999, the Company declared and paid cash dividends to preferred stockholders of approximately $18.4 million in each year. Although the Company declared cash dividends on the Preferred Shares for 2000 and 1999, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company's financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 95% of its taxable income to preferred and/or common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

                                                                                            FROM INCEPTION
                                                                                           (JANUARY 2, 1998)
                                                    YEAR ENDED           YEAR ENDED             THROUGH
                                                 DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
    (IN THOUSANDS, EXCEPT PER SHARE DATA)        -----------------    -----------------    -----------------
Statement of Operations Data:
Interest income..............................       $   32,312           $   31,588           $   27,467
Noninterest income...........................              257                   --                   --
Operating expenses:
  Loan servicing fees........................              373                  511                  756
  Advisory fees..............................               57                   50                   43
  General & administrative...................              290                  300                  187
                                                    ----------           ----------           ----------
       Total operating expenses..............              720                  861                  986
                                                    ----------           ----------           ----------
Net income...................................           31,849               30,727               26,481
Preferred stock dividends....................           18,438               18,438               16,389
                                                    ----------           ----------           ----------
Net income available to common stockholder...       $   13,411           $   12,289           $   10,092
                                                    ==========           ==========           ==========
Basic and diluted net income per common
  share......................................       $13,411.00           $12,289.00           $10,092.00
                                                    ==========           ==========           ==========
Distributions per preferred share............       $   1.8438           $   1.8438           $   1.6389
                                                    ==========           ==========           ==========
Balance Sheet Data (end of period):
       Total assets..........................       $  489,939           $  473,988           $  503,390
                                                    ==========           ==========           ==========
       Total liabilities.....................       $      115           $       97           $    9,762
                                                    ==========           ==========           ==========
       Total stockholders' equity............       $  489,824           $  473,891           $  493,628
                                                    ==========           ==========           ==========
Cash Flows Data:
Operating activities.........................       $   31,638           $   30,821           $   23,897
                                                    ==========           ==========           ==========
Investing activities.........................       $     (419)          $   10,290           $ (497,621)
                                                    ==========           ==========           ==========
Financing activities.........................       $  (31,662)          $  (40,470)          $  474,345
                                                    ==========           ==========           ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto appearing later in this Report.

SUMMARY

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     The Company's net income for 2000 was $31.8 million. This represented a $1.1 million or 3.6% increase from 1999 net income of $30.7 million.

     Interest income on the Notes for 2000 totaled $7.8 million and yielded 6.4% on $122 million of average principal outstanding compared to $10.8 million and a 6.4% yield on $169 million average principal outstanding for 1999. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $151 million for 2000 and $208 million for 1999. Interest income on securities available-for-sale for 2000 was $22.6 million, resulting in a yield of 6.9% on an average balance of $328 million compared to $19.8 million with a yield of 6.7% on an average balance of $294 million for 1999. The increase in interest income is primarily attributable to an increase in the investment securities portfolio and the purchase of higher yielding securities, raising the average return. Gains from investment securities sales were $257 thousand in 2000. There were no investment securities sales in 1999. There were no Company borrowings during either year.

     Operating expenses for the year ended December 31, 2000 totaled $720 thousand, a decrease of $141 thousand from the year ended December 31, 1999. Loan servicing expenses for the 2000 totaled $373 thousand, a decrease of $138 thousand or 27% from 1999. This decrease is attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2000 was $57 thousand compared to $50 thousand for the same period a year ago. General and administrative expenses for the same period totaled $290 thousand, a decrease of $10 thousand or 3.3% from 1999.

     On December 30, 2000, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2000 as declared on December 4, 2000. On December 30, 1999, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 15, 1999 as declared on December 2, 1999. On a year-to-date basis, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 2000 and 1999, respectively. A cash dividend on common stock of $13 million was declared on December 4, 2000 to the stockholder of record on December 15, 2000 and paid on December 30, 2000. A cash dividend on common stock of $12 million was declared on December 2, 1999 to the stockholder of record on December 15, 1999 and paid on December 31, 1999. In addition, on September 12, 2000 and September 8, 1999 the Company paid a cash dividend of $224 thousand and $332 thousand, respectively, on the outstanding common shares to the stockholder of record on December 30, 1999 and December 30, 1998, respectively. These dividends completed the Company's 1999 and 1998 REIT tax compliance requirements. At December 31, 2000, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE PERIOD FROM INCEPTION (JANUARY 2,
1998) THROUGH DECEMBER 31, 1998

     While the Company's inception date was January 2, 1998, substantial operations did not commence until February 11, 1998.

     The Company's net income for 1999 was $30.7 million. This represented a $4.2 million or 16% increase from the period February 11, 1998 through December 31, 1998 of $26.5 million.

     Interest income on the Notes for 1999 totaled $10.8 million and yielded 6.4% on $169 million of average principal outstanding compared to $16.3 million and a 6.4% yield on $288 million average principal outstanding for the period February 11, 1998 through December 31, 1998. The reduction in income was attributable to the reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. Interest income on securities available-for-sale for 1999 was $19.8 million, resulting in a yield of 6.7% on an average balance of $294 million compared to interest income of $10.2 million with a yield of 6.1% on an average balance of $188 million for the period from February 11, 1998 through December 31, 1998. The increase is primarily attributable to an increase in the investment securities portfolio and the purchase of higher yielding securities, raising the average return. The average outstanding balance of the Securing Mortgage Loans was $208 million during the year ended December 31, 1999 and $329 million for the period February 11, 1998 through December 31, 1998. There were no Company borrowings during these periods.

     Operating expenses for the year ended December 31, 1999 totaled $861 thousand, a decrease of $125 thousand from the period February 11, 1998 through December 31, 1998. Loan servicing expenses for the year ended December 31, 1999 totaled $511 thousand, a decrease of $245 thousand or 32% from the period February 11, 1998 through December 31, 1998. This decrease is attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 1999 were $50 thousand compared to $43 thousand over the period from February 11, 1998 through December 31, 1998. General and administrative expenses for the same period totaled $300 thousand, an increase of $113 thousand or 60% over the period from February 11, 1998 through September 30, 1998. The higher general and administrative expenses in 1999 were primarily attributable to substantial operating activities not commencing until February 11, 1998 and to costs related to the filing of the initial 1998 Form 10-K incurred in 1999.

     On December 30, 1999, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 15, 1999 as declared on December 2, 1999. On December 30, 1998, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 17, 1998. On a year-to-date basis, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 1999 compared to $16.3 million of dividends paid for the period from inception (January 2, 1998) through December 31, 1998. On December 31, 1999 the Company paid a cash dividend of $12 million on the outstanding common shares to the stockholder of record on December 15, 1999 as declared on December 2, 1999. On January 28, 1999, the Company paid cash dividends of $9.7 million on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on December 10, 1998. On September 8, 1999, the Company paid a cash dividend of $332 thousand on the outstanding common shares to the stockholder of record on December 30, 1998, as declared on September 2, 1999. This dividend completed our 1998 REIT tax compliance requirements. At December 31, 1999 and 1998, there were no Securing Mortgage Loans on nonaccrual status nor was there an allowance for loan losses.

QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999

     The Company's net income for the fourth quarter of 2000 was $8.0 million compared to $7.9 million in the fourth quarter of 1999.

     Fourth quarter 2000 interest income on the Notes totaled $1.7 million and yielded 6.4% on $109 million of average principal outstanding compared to interest income of $2.3 million and a 6.4% yield on $143 million average principal outstanding for the fourth quarter 1999. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the securing mortgage loans for the fourth quarter 2000 and 1999 was $121 million and $177 million, respectively. Interest income on securities available-for-sale for the current quarter was $6.0 million resulting in a yield of 6.7% on an average balance of $359 million, compared to interest income of $5.5 million with a yield of 6.9% on an average balance of $319 million for the same period a year ago. There were no Company borrowings during the quarter.

     Fourth quarter 2000 operating expenses totaled $217 thousand, a decrease of $2 thousand from the fourth quarter of 1999. Loan servicing expenses totaled $83 thousand, a decrease of $26 thousand or 24% from the prior year's fourth quarter, attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for 2000 were $12 thousand an increase of $4 thousand from the prior year's fourth quarter. General and administrative expenses totaled $120 thousand, an increase of $25 thousand over fourth quarter 1999. The higher general and administrative expenses in 2000 were primarily attributable to higher legal and insurance costs.

ALLOWANCE FOR LOAN LOSSES

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

CONCENTRATIONS OF CREDIT RISK

     A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $79 million and

$18 million, respectively at December 31, 2000 and $106 million and $23 million, respectively, at December 31, 1999.

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

     The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Notes or other qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained from repayment of principal balances by individual mortgages or maturities of securities held for sale on a reinvested basis. The payment of dividends on the preferred shares will be made from legally available funds, principally arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the Notes and mortgage-backed securities. The Company does not have and does not anticipate having any material capital expenditures.

     In order to remain qualified as a REIT, the Company must distribute annually at least 95% of its adjusted REIT taxable income through 2000, as provided for under the Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 95% or more of its adjusted REIT taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs.

     As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $31.6 million provided from operations during 2000 were $33.8 million provided by principal payments on the Notes and $123.1 million from the maturities of securities available-for-sale. In 1999, the primary sources of funds other than from operations of $30.8 million were $71.1 million provided by principal payments on the Notes and $22.1 million from the maturities of securities available-for-sale. The primary uses of funds for 2000 were $169.7 million in purchases of securities available-for-sale and $18.4 and $13.2 million in preferred stock dividends and common stock dividends paid, respectively. In 1999 the primary uses of funds were $95.6 million in purchases of securities available-for-sale and $18.4 and $22.0 million in preferred stock dividends and common stock dividends paid, respectively.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt this Statement at January 1, 2001. The adoption will not have an effect on the Company as the Company has historically not invested in derivatives or participated in hedging activities.

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It carries over most of the provisions of SFAS No. 125 without change. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the implementation of this Statement to have a material effect on the Company's financial position or results of operations.

OTHER MATTERS

     As of December 31, 2000, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

     The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. A key provision of this tax law change will impact the Company through the reduction in the required level of distributions by a REIT from 95% to 90% of ordinary taxable income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 2000, the Company had $103 million invested in Notes, a decrease of $34 million from December 31, 1999, attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2000, the Company holds $353 million in mortgage-backed securities compared to $315 million at December 31, 1999. At December 31, 2000 the Company holds $25 million in U.S. Treasuries. At December 31, 2000, the Company holds an investment of $3 million in securities purchased from the Bank under agreement to resell compared to $15 million at December 31, 1999. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

     The Company's investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company's mortgage-backed securities.

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

     The persons who are directors and executive officers of the Company are as follows:

                          NAME                              AGE       POSITION AND OFFICES HELD
                          ----                              ---       -------------------------
Paul R. Skubic..........................................    52     Chairman of the Board, President
Pierre O. Greffe........................................    48     Chief Financial Officer
Thomas R. Sizer.........................................    62     Secretary, Director
Frank M. Novosel........................................    54     Treasurer, Director
John F. Faulhaber.......................................    54     Vice President of Operations
Margaret M. Sulkin......................................    42     Assistant Treasurer
Delbert J. Wacker.......................................    69     Director
David J. Blockowicz.....................................    58     Director
Forrest M. Schneider....................................    53     Director

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

     Mr. Schneider is President and Chief Executive Officer of Lane Industries, Inc. Mr. Schneider is a director of Lane Industries and director and member of the executive committee of General Binding Corporation. He has been employed by Lane Industries since 1976. He is a graduate of the University of Illinois where he received his B.S. and masters degree in finance.

INDEPENDENT DIRECTORS

     The terms of the Preferred Shares require that, as long as any Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Company's Independent Directors. Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider are the Company's Independent Directors.

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

AUDIT COMMITTEE

     The Board of Directors of the Company has established an audit committee which will review the engagement of independent accountants and review their independence. The audit committee will also review the adequacy of the Company's internal accounting controls. The audit committee is comprised of Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners

     No person owns of record or is known by the Company to own beneficially more than 5% of the outstanding 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A.

(b) Security Ownership of Management

     The following table shows the ownership of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the only officer or director who owns any such shares.

                                                            NAME OF              AMOUNT OF          PERCENT
                   TITLE OF CLASS                       BENEFICIAL OWNER    BENEFICIAL OWNERSHIP    OF CLASS
                   --------------                       ----------------    --------------------    --------
Preferred Stock.....................................     Paul R. Skubic          300 Shares         .003%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others

          The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company.

          As described on page 4 of this Report, a substantial portion of the assets of the Company consists of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2000, the Company received repayments on the Notes of $34 million compared to 1999 repayments of $71 million. In years ended December 31, 2000 and 1999, the Bank paid interest on the Notes in the amount of $7.8 million and $10.8 million, respectively, to the Company.

          The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2000, the Company held $3 million of such assets and had earned $1.9 million of interest from the Bank during 2000. At December 31, 1999 the company held $15 million of such assets and earned $984 thousand of interest for 1999. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

          During 2000 and 1999, the Company acquired $145 million and $96 million, respectively, of GNMA securities at fair value from the Bank. During 2000 the Company acquired $25 million of U.S. T-Bills at fair value from the Bank.

          The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2000, the Bank received payments of $373 thousand and $57 thousand, respectively, compared to $511 thousand and $50 thousand for 1999, under the terms of these agreements.

          The Company entered into an agreement with the Bank to act as Transfer Agent and Registrar for the Preferred Shares. For these services, the Bank received in 2000 and 1999, $5 thousand and $25 thousand, respectively. In March 2000, Harris Bankcorp, Inc. sold its shareholder services business to Computershare Limited. At July 1, 2000 the Company entered into an agreement with an independent company to act as Transfer Agent and Registrar for the Preferred Shares.

(b) Certain Business Relationships

          Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Pierre O. Greffe, Thomas R. Sizer, Frank M. Novosel, John F. Faulhaber and Margaret M. Sulkin, are also officers of the Bank.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2001.

                                                 /s/ PAUL R. SKUBIC
                                        ----------------------------------------
                                        Paul R. Skubic
                                        Chairman of the Board and President

                                                /s/ PIERRE O. GREFFE
                                        ----------------------------------------
                                        Pierre O. Greffe
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 22nd day of March 2001.

David J. Blockowicz                              Forrest M. Schneider
Frank M. Novosel                                 Thomas R. Sizer
                                                 Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact
Supplemental Information

     No proxy statement will be sent to security holders in 2001.

                         INDEX TO FINANCIAL STATEMENTS

     The following financial statements are included in Item 8 of this Annual Report on Form 10-K:

HARRIS PREFERRED CAPITAL CORPORATION

     Financial Statements

     Report of Independent Accountants

     Balance Sheets

     Statements of Operations and Comprehensive Income

     Statements of Changes in Stockholders' Equity

     Statements of Cash Flows

     Notes to Financial Statements

HARRIS TRUST AND SAVINGS BANK

     Financial Review

     Financial Statements

     Joint Independent Auditors

     Report of Independent Accountants

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholder and Board of Directors of Harris Preferred Capital Corporation

     In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the two years ended December 31, 2000 and for the period January 2, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                        PRICEWATERHOUSECOOPERS LLP
January 25, 2001
Chicago, Illinois

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                DECEMBER 31, 2000    DECEMBER 31, 1999
             (IN THOUSANDS, EXCEPT SHARE DATA)                  -----------------    -----------------
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........    $             819    $           1,262
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................                3,000               15,000
Notes receivable from Harris Trust and Savings Bank.........              102,960              136,749
Securities available-for-sale:
  Mortgage-backed...........................................              352,965              315,265
  U.S. Treasury.............................................               24,850                   --
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................                2,786                3,125
Other assets................................................                2,559                2,587
                                                                -----------------    -----------------
       TOTAL ASSETS.........................................    $         489,939    $         473,988
                                                                =================    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $             115    $              97
                                                                -----------------    -----------------
Commitments and contingencies...............................                   --                   --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................              250,000              250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................                    1                    1
Additional paid-in capital..................................              240,733              240,733
Earnings in excess of distributions.........................                  536                  349
Accumulated other comprehensive income -- unrealized losses
  on available-for-sale securities..........................               (1,446)             (17,192)
                                                                -----------------    -----------------
       TOTAL STOCKHOLDERS' EQUITY...........................              489,824              473,891
                                                                -----------------    -----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $         489,939    $         473,988
                                                                =================    =================

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                2000          1999          1998
          (IN THOUSANDS, EXCEPT PER SHARE DATA)              ----------    ----------    ----------
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell...........................    $    1,907    $      984    $      943
  Notes receivable from Harris Trust and Savings Bank....         7,807        10,808        16,321
  Securities available-for-sale:
     Mortgage-backed.....................................        22,287        19,796         9,771
     U.S. Treasury.......................................           311            --           432
                                                             ----------    ----------    ----------
       Total interest income.............................        32,312        31,588        27,467
NONINTEREST INCOME:
  Securities gains.......................................           257            --            --
                                                             ----------    ----------    ----------
       Total noninterest income..........................           257            --            --
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank................................................           373           511           756
  Advisory fees paid to Harris Trust and Savings Bank....            57            50            43
  General and administrative.............................           290           300           187
                                                             ----------    ----------    ----------
       Total operating expenses..........................           720           861           986
                                                             ----------    ----------    ----------
Net income...............................................        31,849        30,727        26,481
Preferred dividends......................................        18,438        18,438        16,389
                                                             ----------    ----------    ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER...............    $   13,411    $   12,289    $   10,092
                                                             ==========    ==========    ==========
Basic and diluted earnings per common share..............    $13,411.00    $12,289.00    $10,092.00
                                                             ==========    ==========    ==========
Net income...............................................    $   31,849    $   30,727    $   26,481
Other comprehensive income -- unrealized income (loss) on
  available-for-sale securities..........................        15,746       (19,694)        2,502
                                                             ----------    ----------    ----------
Comprehensive income.....................................    $   47,595    $   11,033    $   28,983
                                                             ==========    ==========    ==========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                                             ACCUMULATED
                                                               ADDITIONAL    EARNINGS IN        OTHER           TOTAL
                                          PREFERRED   COMMON    PAID-IN       EXCESS OF     COMPREHENSIVE   STOCKHOLDER'S
                                            STOCK     STOCK     CAPITAL     DISTRIBUTIONS   INCOME(LOSS)       EQUITY
(IN THOUSANDS EXCEPT PER SHARE DATA)      ---------   ------   ----------   -------------   -------------   -------------
BALANCE AT INCEPTION....................  $     --      $--     $     --      $     --        $     --        $     --
  Issuance of common stock..............        --       1            --            --              --               1
  Initial public offering of 7 3/8%
    Noncumulative Exchangeable Preferred
    Stock, Series A, par value $1, on
    February 11, 1998...................   250,000      --            --            --              --         250,000
  Contribution to additional paid-in
    capital, net of acquisition costs...        --      --       240,733            --              --         240,733
  Net income............................        --      --            --        26,481              --          26,481
  Other comprehensive income(loss)......        --      --            --            --           2,502           2,502
  Dividends declared on common stock
    ($9,700.00 per share)...............        --      --            --        (9,700)             --          (9,700)
  Dividends declared on preferred stock
    ($1.6389 per share).................        --      --            --       (16,389)             --         (16,389)
                                          --------      --      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 1998............  $250,000      $1      $240,733      $    392        $  2,502        $493,628
  Net income............................        --      --            --        30,727              --          30,727
  Other comprehensive income(loss)......        --      --            --            --         (19,694)        (19,694)
  Dividends declared on common stock
    ($12,332.00 per share)..............        --      --            --       (12,332)             --         (12,332)
  Dividends declared on preferred stock
    ($1.8438 per share).................        --      --            --       (18,438)             --         (18,438)
                                          --------      --      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 1999............  $250,000      $1      $240,733      $    349        $(17,192)       $473,891
  Net income............................        --      --            --        31,849              --          31,849
  Other comprehensive income(loss)......        --      --            --            --          15,746          15,746
  Dividends declared on common stock
    ($13,224.00 per share)..............        --      --            --       (13,224)             --         (13,224)
  Dividends declared on preferred stock
    ($1.8438 per share).................        --      --            --       (18,438)             --         (18,438)
                                          --------      --      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 2000............  $250,000      $1      $240,733      $    536        $ (1,446)       $489,824
                                          ========      ==      ========      ========        ========        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
           FROM INCEPTION (JANUARY 2, 1998) THROUGH DECEMBER 31, 1998

                                                                2000        1999       1998
                       (IN THOUSANDS)                           ----        ----       ----
OPERATING ACTIVITIES:
  Net Income................................................  $  31,849   $ 30,727   $  26,481
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (257)        --
     Decrease (increase) in other assets....................         28         59      (2,646)
     Increase in accrued expenses...........................         18         35          62
                                                              ---------   --------   ---------
       Net cash provided by operating activities............     31,638     30,821      23,897
                                                              ---------   --------   ---------
INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................     12,000      2,004     (17,004)
  Purchases of notes receivable from Harris Trust and
     Savings Bank...........................................         --         --    (356,000)
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................     33,789     71,186     148,065
  Decrease (increase)in securing mortgage collections due
     from Harris Trust and Savings Bank.....................        339     10,565     (13,690)
  Purchases of securities available-for-sale................   (169,678)   (95,628)   (309,790)
  Proceeds from sales and maturities of securities
     available-for-sale.....................................    123,131     22,163      50,798
                                                              ---------   --------   ---------
       Net cash (used) provided by investing activities.....       (419)    10,290    (497,621)
                                                              ---------   --------   ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of preferred stock.................         --         --     250,000
  Proceeds from issuance of common stock....................         --         --           1
  Contribution to additional paid-in capital, net of
     acquisition costs......................................         --         --     240,733
  Cash dividends paid on preferred stock....................    (18,438)   (18,438)    (16,389)
  Cash dividends paid on common stock.......................    (13,224)   (22,032)         --
                                                              ---------   --------   ---------
       Net cash used by financing activities................    (31,662)   (40,470)    474,345
                                                              ---------   --------   ---------
  Net (decrease) increase in cash on deposit with Harris
     Trust and Savings Bank.................................       (443)       641         621
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................      1,262        621          --
                                                              ---------   --------   ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................  $     819   $  1,262   $     621
                                                              =========   ========   =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in the Internal Revenue Code Sections 856-860. All of the one thousand shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, is outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

     The Company used the proceeds raised from the initial public offering of the Preferred Shares and the additional capital contributed by the Bank to purchase $356 million of Notes from the Bank and $135 million of mortgage-backed securities at their estimated fair value.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on deposit with the Bank.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2000 and 1999, no allowance for possible loan losses was recorded under this policy.

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

     The REIT Modernization Act, which was passed in 1999 and will take effect on January 1, 2001, modifies certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. A key provision of this tax law change will impact the Company through the reduction in the required level of distributions by a REIT from 95% to 90% of ordinary taxable income.

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

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Balance Sheet. Securities purchased under agreement to resell totaled $3 million at December 31, 2000 compared to $15 million at December 31, 1999. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statements is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The company will adopt this Statement at January 1, 2001. The adoption will not have an effect on the Company as the company has historically not invested in derivatives or participated in hedging activities.

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It carries over most of the provisions of SFAS No. 125 without change. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the implementation of this Statement to have a material effect on the Company's financial position or results of operations.

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

     The balance of Securing Mortgage Loans at December 31, 2000 and 1999 was $129 million and $171 million, respectively. The weighted average interest rate on those loans at December 31, 2000 and 1999 was 7.858% and 7.442%, respectively.

     None of the mortgage loans collateralizing the Notes were on nonaccrual status at December 31, 2000 or 1999.

     A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on those states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $79 million and $18 million, respectively, at December 31, 2000 and $106 million and $23 million, respectively, as of December 31, 1999.

4. SECURITIES

                                          DECEMBER 31, 2000                                    DECEMBER 31, 1999
                          -------------------------------------------------    -------------------------------------------------
                          AMORTIZED    UNREALIZED    UNREALIZED      FAIR      AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                            COST         GAINS         LOSSES       VALUE        COST         GAINS         LOSSES       VALUE
    (IN THOUSANDS)        ---------    ----------    ----------     -----      ---------    ----------    ----------     -----
AVAILABLE-FOR-SALE
  SECURITIES
Mortgage-backed.......    $354,407         $--         $1,442      $352,965    $332,457         $--        $17,192      $315,265
U.S. Treasury.........    $ 24,854         $--         $    4      $ 24,850    $     --         $--        $    --      $     --
                          --------         --          ------      --------    --------         --         -------      --------
      Total
         Securities...    $379,261         $--         $1,446      $377,815    $332,457         $--        $17,192      $315,265
                          ========         ==          ======      ========    ========         ==         =======      ========

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

     Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends paid to the holders of the Preferred Shares for the years ended December 31, 2000 and 1999 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes were 99.2% of ordinary income and .8% of short-term capital gain.

     On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. A Common Stock dividend of $13,000 per common share was declared on December 4, 2000, to the stockholder of record on December 15, 2000 and paid on December 30, 2000. The allocations of the distribution declared and paid for income tax purposes were 99.2% of ordinary income and .8% of short term capital gain. On December 31, 1999, the Company paid cash dividends of $12,000 per common share to the stockholder of record on December 15, 1999. In addition, on September 12, 2000 and September 8, 1999 the Company paid a cash dividend of $224 thousand and $332 thousand, respectively, on the outstanding common shares to the stockholder of record on December 30, 1999 and December 30, 1998, respectively. These dividends completed our 1999 and 1998 REIT tax compliance requirements.

6. TRANSACTIONS WITH AFFILIATES

     The Company entered into an advisory agreement (the "Advisory Agreement") with the Bank pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing, and disposition of the Mortgage Assets held by the Company; and (iii) monitoring the Company's compliance with the requirements necessary to qualify as a REIT.

     The Advisory Agreement in effect in 2000 and 1999 entitled the Bank to receive advisory fees of $57,000 and $50,000, respectively. For 2001, advisory fees of $60,000 have been approved by the Board of Directors.

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

     For the periods ended December 31, 1998, 1999 and six months ended June 30, 2000 the Company had an agreement with the Bank to act as Transfer Agent and Registrar for the Preferred Shares. The total payment to the Bank for the year ended December 31, 1999 was $25 thousand and for the six months ended June 30, 2000 it was $10 thousand. As of July 1, 2000 the Company entered into an agreement with an independent company to act as Transfer Agent and Registrar for the Preferred Shares.

7. OPERATING SEGMENT

     The Company's operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2000 and 1999, there was no pending litigation against the Company.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial data for the
Company:

                                    YEAR ENDED DECEMBER 31, 2000                     YEAR ENDED DECEMBER 31, 1999
                            ---------------------------------------------    ---------------------------------------------
                              FIRST      SECOND       THIRD      FOURTH        FIRST      SECOND       THIRD      FOURTH
                             QUARTER     QUARTER     QUARTER     QUARTER      QUARTER     QUARTER     QUARTER     QUARTER
                             -------     -------     -------     -------      -------     -------     -------     -------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
Total interest income.....  $   7,929   $   8,012   $   8,106   $   8,265    $   7,705   $   7,833   $   7,948   $   8,102
Total noninterest
  income..................         --          --         257          --
Total operating
  expenses................        149         220         134         217          238         227         183         213
                            ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
Net income................      7,780       7,792       8,229       8,048        7,467       7,606       7,765       7,889
Preferred dividends.......      4,609       4,609       4,609       4,611        4,609       4,609       4,609       4,611
                            ---------   ---------   ---------   ---------    ---------   ---------   ---------   ---------
Net income available to
  common stockholder......  $   3,171       3,183       3,620       3,437    $   2,858   $   2,997   $   3,156   $   3,278
                            =========   =========   =========   =========    =========   =========   =========   =========
Basic and diluted income
  per common share........  $3,171.00   $3,183.00   $3,620.00   $3,437.00    $2,858.00   $2,997.00   $3,156.00   $3,278.00
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

                         HARRIS TRUST AND SAVINGS BANK

CERTAIN INFORMATION REGARDING HARRIS TRUST AND SAVINGS BANK

     Harris Trust and Savings Bank ("the Bank") is an Illinois banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc., a multibank holding company incorporated under the laws of the State of Delaware and headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Harris Bankcorp, Inc. is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"). Harris Bankcorp, Inc. also owns 26 other banks, 25 in the counties surrounding Chicago and one in Arizona. On July 1, 2000, Bankmont contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc., a Chicago metropolitan area multibank holding company, to Harris Bankcorp, Inc. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into Harris Bankcorp, Inc. under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of its thirteen community banks. This combination was accounted for at historical cost, similar to a pooling of interests. Bankmont is a wholly-owned subsidiary of Bank of Montreal. At December 31, 2000, Harris Bankcorp's assets amounted to $28.97 billion, with the Bank representing approximately 73 percent of that total.

     The Bank, an Illinois state-chartered bank has its principal office, 54 domestic branch offices and 98 automated teller machines ("ATMs") located in the Chicago area. The Bank also has offices in Atlanta, Detroit and San Francisco; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), engaged in international banking and finance in New York. At December 31, 2000, the Bank had total assets of $21.29 billion, total deposits of $12.49 billion, total loans of $10.77 billion and equity capital of $1.52 billion.

     The Bank provides a broad range of banking and financial services to individuals and corporations domestically and abroad, including corporate banking, personal financial services, personal trust services and investment services. The Bank also offers (i) demand and time deposit accounts; (ii) various types of loans (including term, real estate, revolving credit facilities and lines of credit); (iii) sales and purchases of foreign currencies; (iv) interest rate management products (including swaps, forward rate agreements and interest rate guarantees); (v) cash management services; (vi) underwriting of municipal bonds; (vii) financial consulting; and (viii) a wide variety of personal trust and trust-related services.

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

     The Bank is subject to regulation by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. As a state-chartered bank, it is also regulated by the Illinois Office of Banks and Real Estate. These regulatory bodies examine the Bank and supervise numerous aspects of its business. The Federal Reserve System regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on bank borrowings, setting reserve requirements against financial institution deposits and prescribing minimum capital requirements for member banks. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for time, savings and other deposits. Board of Governors monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue.

     Although primarily focusing on U.S. domestic customers, identifiable foreign assets accounted for 1 percent of the Bank's total consolidated assets at December 31, 2000 and foreign net income was approximately 10 percent of the Bank's consolidated net income for the year then ended. Foreign net income is generated from three primary sources: (i) lending to foreign banks and other financial institutions; (ii) time deposits held in foreign banks; and (iii) foreign exchange trading profits of approximately $7.2 million.

Corporate Trust Sale

     In March 2000, Bankcorp sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pre-tax gain to Bankcorp of $47.0 million. The Bank recognized $45.6 million of that gain. The Bank does not believe that the sale of the corporate trust business will have a material impact on the results of operations for future periods.

Merchant Card Sale

     In December 2000, the Bank sold its merchant card business to a credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada. The sale resulted in a pretax gain to the Bank of $60.2 million, which was eliminated in the consolidation of the Bank's results with Bank of Montreal. The Bank does not believe that the sale of the merchant card business will have a material impact on the results of operations for future periods.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

2000 COMPARED TO 1999

SUMMARY

     The Bank's 2000 net income was $226.4 million, up $82.1 million, or 57 percent from 1999. Earnings comparability for 2000 was affected by both the sale of the Bank's corporate trust business in first quarter 2000 and the sale of its merchant card business in December 2000. Excluding the effect of the $45.6 million pretax gain on sale of the corporate trust business and related charges, and the $60.2 million pretax gain from the sale of the merchant card business, year 2000 earnings were $165.8 million representing a 15 percent increase over last year. The merchant card business was sold to the credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada, and the resulting gain was eliminated in the consolidation of the Bank's results with Bank of Montreal. 2000 earnings reflected strong earnings growth in the Bank's core businesses, partially offset by the impact of higher interest rates during the past year on securities portfolio earnings and the increased provision for loan losses associated with a slowing economy. Return on average common equity ("ROE") for 2000, excluding the gains on the sale of the corporate trust and merchant card businesses, was 12.54 percent and return on average assets ("ROA") was 0.80 percent. For 1999, ROE was 11.21 percent and ROA was
0.77 percent.

     Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $179.5 million in 2000, excluding the gains on the sale of the corporate trust and merchant card businesses, a 14 percent increase compared to 1999. Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets. For the year ended December 31, 2000, cash ROE, excluding the gains on the sale of the corporate trust and merchant card businesses, was 16.39 percent compared to cash ROE of 15.23 percent in 1999.

     For 2000, net interest income on a fully taxable equivalent basis of $444.6 million was up 11 percent from 1999. Net interest margin fell from 2.54 percent to 2.47 percent in 2000, reflecting the impact of a rising rate environment during the past year. Average earning assets rose $2.22 billion or 14 percent to $18.00 billion in the current year, attributable to an increase of 12 percent or $1.13 billion in average loans and $1.01 billion in investment securities. Commercial and consumer loans and residential mortgages were the strong contributors to the loan growth.

     Noninterest income increased $74.7 million to $455.6 million for 2000. Excluding the effect of gains from the corporate trust and merchant card businesses sold in 2000, noninterest income decreased 8 percent from 1999. The decline was primarily caused by year-to-year reductions in operating revenues from the corporate trust business sold in first quarter 2000. Trust and investment management fees declined $20.9 million, while service charges on deposits decreased $8.2 million. Merchant and charge card fees declined $9.0 million. Income from bank-owned insurance increased $3.7 million or 9 percent from 1999 due to increased investment balances. Gains from sales of securities were slightly higher compared to 1999, $14.8 million compared to $13.6 million in 1999. Money market and bond trading profits were up slightly compared to the prior year.

     Total noninterest expenses were $525.3 million, down $33.8 million or 6 percent from 1999, primarily reflecting a decline from last year's operating expense for the corporate trust business sold in first quarter 2000, and one-time systems expenditures related to Y2K made in 1999.

     Income taxes were $97.3 million, up $58.1 million from 1999, reflecting substantially higher pretax income in 2000.

     The 2000 provision for loan losses of $29.7 million was up $8.0 million from 1999. Net loan charge-offs during the current year were $24.4 million compared to $16.3 million in 1999 reflecting higher write-offs in the commercial loan portfolio.

     Nonperforming assets at December 31, 2000 totaled $101 million, or 0.94 percent of total loans compared to $24 million or 0.24 percent a year ago. Most of the increase from December 31, 1999 is comprised of five loans in the shared national credit portfolio ranging in size from $8 million to $17 million, to borrowers in five different industry sectors. At December 31, 2000, the allowance for possible loan losses was $119 million or 1.10 percent of total loans outstanding compared to $114 million or 1.13 percent of loans at the end of 1999. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined from a multiple of 4.7 at December 31, 1999 to 1.2 at December 31, 2000.

     At December 31, 2000, the Bank's equity capital amounted to $1.52 billion, up from $1.25 billion at December 31, 1999. Unrealized securities losses, net of tax, were $11 million at December 31, 2000 compared to $138 million at December 31, 1999. In February 1998, Harris Preferred Capital Corporation, a subsidiary of the Bank, issued $250 million of noncumulative preferred stock in a public offering (see Note 15 to Financial Statements). The preferred stock qualifies as Tier 1 capital for U.S. banking regulatory purposes.

     The Bank's regulatory capital leverage ratio was 7.40 percent compared to
7.29 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2000, the Bank's Tier 1 and total risk-based capital ratios were 9.06 percent and 10.98 percent, respectively, compared to respective ratios of 8.68 percent and 10.77 percent at December 31, 1999. The 2000 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

1999 COMPARED TO 1998

SUMMARY

     The Bank's 1999 net income was $144.3 million, up $14.7 million, or 11 percent from 1998. Return on average common equity ("ROE") for 1999 was 11.21 percent and return on average assets ("ROA") was 0.77 percent. For 1998, ROE was
10.02 percent and ROA was 0.78 percent.

     Cash earnings were $157.9 million in 1999, an 11 percent increase compared to 1998. For the year ended December 31, 1999, cash ROE was 15.23 percent compared to cash ROE of 13.87 percent in 1998.

     For 1999, net interest income on a fully taxable equivalent basis of $400.6 million was up 8 percent from 1998. Net interest margin fell from 2.67 percent to 2.54 percent in 1999, reflecting a relatively greater use of wholesale funding sources to support earning asset growth. Average earning assets rose $1.83 billion or 13 percent to $15.78 billion in 1999, attributable to an increase of 8 percent or $712 million in average loans and $1.24 billion in investment securities. Commercial lending was a strong contributor to the loan growth.

     Noninterest income increased $5.0 million to $380.9 million for 1999. The primary contributors to this revenue growth were trust and investment management fees, service charges on deposits and income from tax-advantaged investments. Gains from sales of securities were substantially less in 1999, $13.6 million compared to $26.5 million in 1998. Money market and bond trading profits declined $1.9 million in 1999.

     Total noninterest expenses were $559.2 million, up $28.6 million or 5 percent from 1998. Employment-related expenses totaled $344.5 million up $30.8 million or 10 percent. This increase reflects both salary adjustments and growth in benefit costs. Employee benefit increases were, in part, a function of lower discount rates applied to projected retirement liabilities. Net occupancy expenses totaled $37.1 million, down $3.0 million or 8 percent. Equipment expenses totaled $55.6 million, up $10.1 million or 22 percent from 1998 primarily due to additional depreciation from a new retail applications system and a new trust applications system, both placed in service during 1999. Contract programming and expert service fees were down $11.4 million and $5.3 million respectively, primarily due to limits on new systems development in order to devote resources to ensuring that all current systems were Y2K compliant. Amortization of goodwill and other valuation intangibles increased $1.2 million or 6 percent from 1998.

     Income taxes were $39.2 million, down $6.1 million from 1998. The 1999 and 1998 effective tax rates were 21.4 percent and 25.9 percent respectively. The reduction in rate is primarily from the increase in revenue from tax-advantaged investments compared to 1998.

     The 1999 provision for loan losses of $21.7 million was down $3.6 million from 1998. Net loan charge-offs during 1999 were $16.3 million compared to $16.8 million in 1998.

     Nonperforming assets at December 31, 1999 totaled $24 million, or 0.24 percent of total loans compared to $16 million or 0.17 percent at December 31, 1998. At December 31, 1999, the allowance for possible loan losses was $114 million or 1.13 percent of total loans outstanding compared to $108 million or
1.16 percent of loans at the end of 1998. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined from a multiple of 6.9 at December 31, 1998 to 4.7 at December 31, 1999.

     At December 31, 1999, the Bank's equity capital amounted to $1.25 billion, down from $1.33 billion at December 31, 1998. The decline is primarily attributable to unrealized securities losses, net of tax, which were $138 million at December 31, 1999 compared to unrealized securities gains, net of tax, of $31 million at December 31, 1998.

     The Bank's regulatory capital leverage ratio was 7.29 percent at December 31, 1999 compared to 7.50 percent at December 31, 1998. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 1999, the Bank's Tier 1 and total risk-based capital ratios were 8.68 percent and 10.77 percent, respectively, compared to respective ratios of 8.57 percent and 10.77 percent at December 31, 1998. The 1999 year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Trust and Savings Bank engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the years in the three year period ended December 31, 2000.

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

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Trust and Savings Bank:

     We have audited the accompanying consolidated statements of condition of Harris Trust and Savings Bank and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of Harris Trust and Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Trust and Savings Bank and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP                            PricewaterhouseCoopers LLP
Chicago, Illinois
January 29, 2001

                              FINANCIAL STATEMENTS

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                          DECEMBER 31
                                                                --------------------------------
                                                                    2000               1999
                                                                -------------      -------------
                                                                (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................     $ 1,292,694        $ 1,423,043
Money market assets:
  Interest-bearing deposits at banks........................         141,348            239,832
  Federal funds sold and securities purchased under
     agreement to resell....................................         491,075            298,000
Securities available-for-sale (including $3.30 billion of
  securities pledged as collateral for repurchase
  agreements)...............................................       6,500,164          6,265,013
Trading account assets......................................          65,211             66,996
Loans.......................................................      10,768,712         10,063,801
Allowance for possible loan losses..........................        (118,951)          (113,702)
                                                                 -----------        -----------
  Net loans.................................................      10,649,761          9,950,099
Premises and equipment......................................         284,142            311,353
Customers' liability on acceptances.........................          34,100             43,599
Bank-owned insurance........................................         906,103            772,579
Assets held for sale........................................         242,271                 --
Goodwill and other valuation intangibles....................         221,326            241,568
Other assets................................................         461,420            425,983
                                                                 -----------        -----------
  TOTAL ASSETS..............................................     $21,289,615        $20,038,065
                                                                 ===========        ===========
LIABILITIES
Deposits in domestic offices--noninterest-bearing...........     $ 3,067,296        $ 3,449,650
                            --interest-bearing..............       7,065,300          6,314,523
Deposits in foreign offices--noninterest-bearing............          34,780             35,537
                           --interest-bearing...............       2,326,001          1,329,977
                                                                 -----------        -----------
  Total deposits............................................      12,493,377         11,129,687
Federal funds purchased.....................................       1,041,824          1,429,617
Securities sold under agreement to repurchase...............       3,567,055          3,309,961
Short-term borrowings.......................................       1,489,730            681,097
Senior notes................................................         389,500          1,500,000
Acceptances outstanding.....................................          34,100             43,599
Accrued interest, taxes and other expenses..................         213,794            167,465
Other liabilities...........................................          60,812             50,545
Minority interest -- preferred stock of subsidiary..........         250,000            250,000
Long-term notes.............................................         225,000            225,000
                                                                 -----------        -----------
  TOTAL LIABILITIES.........................................      19,765,192         18,786,971
                                                                 -----------        -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares authorized,
  issued and outstanding....................................         100,000            100,000
Surplus.....................................................         613,365            610,512
Retained earnings...........................................         821,719            678,275
Accumulated other comprehensive loss........................         (10,661)          (137,693)
                                                                 -----------        -----------
  TOTAL STOCKHOLDER'S EQUITY................................       1,524,423          1,251,094
                                                                 -----------        -----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................     $21,289,615        $20,038,065
                                                                 ===========        ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                                ------------------------------------
                                                                   2000          1999         1998
                                                                ----------    ----------    --------
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $  905,942    $  695,194    $672,648
Money market assets:
  Deposits at banks.........................................         5,580         1,483      10,816
  Federal funds sold and securities purchased under
    agreement to resell.....................................        17,534        10,894       8,338
Trading account.............................................         3,214         3,973       3,775
Securities available-for-sale:
  U.S. Treasury and federal agency..........................       417,577       330,214     266,979
  State and municipal.......................................           949         1,906       3,286
  Other.....................................................         1,472         1,511       1,386
                                                                ----------    ----------    --------
  Total interest income.....................................     1,352,268     1,045,175     967,228
                                                                ----------    ----------    --------
INTEREST EXPENSE
Deposits....................................................       480,551       351,384     360,762
Short-term borrowings.......................................       362,132       208,453     170,082
Senior notes................................................        52,309        69,027      47,689
Minority interest -- dividends on preferred stock of
  subsidiary................................................        18,437        18,437      16,389
Long-term notes.............................................        15,615        14,405      17,425
                                                                ----------    ----------    --------
  Total interest expense....................................       929,044       661,706     612,347
                                                                ----------    ----------    --------
NET INTEREST INCOME.........................................       423,224       383,469     354,881
Provision for loan losses...................................        29,689        21,732      25,358
                                                                ----------    ----------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........       393,535       361,737     329,523
                                                                ----------    ----------    --------
NONINTEREST INCOME
Trust and investment management fees........................        98,226       119,133     111,130
Money market and bond trading...............................         9,066         8,484      10,370
Foreign exchange............................................         7,225         8,314       6,772
Merchant and charge card fees...............................        21,025        30,029      26,519
Service fees and charges....................................        96,410       104,586      97,033
Securities gains............................................        14,780        13,582      26,514
Gain on sale of credit card portfolio.......................            --            --      12,000
Gain on sale of corporate trust business....................        45,615            --          --
Gain on sale of merchant card business......................        60,162            --          --
Bank-owned insurance........................................        45,076        41,414      32,339
Foreign fees................................................        20,998        18,674      19,373
Syndication fees............................................         8,667        11,531      15,167
Other.......................................................        28,341        25,183      18,719
                                                                ----------    ----------    --------
  Total noninterest income..................................       455,591       380,930     375,936
                                                                ----------    ----------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................       272,130       288,140     264,503
Pension, profit sharing and other employee benefits.........        49,833        56,318      49,108
Net occupancy...............................................        40,281        37,114      40,139
Equipment...................................................        50,515        55,567      45,434
Marketing...................................................        28,392        28,283      23,279
Communication and delivery..................................        21,232        23,080      20,792
Expert services.............................................        21,378        26,359      31,660
Contract programming........................................        17,589        12,195      23,633
Other.......................................................         1,315         9,415      10,574
                                                                ----------    ----------    --------
                                                                   502,665       536,471     509,122
Goodwill and other valuation intangibles....................        22,683        22,691      21,494
                                                                ----------    ----------    --------
  Total noninterest expenses................................       525,348       559,162     530,616
                                                                ----------    ----------    --------
Income before income taxes..................................       323,778       183,505     174,843
Applicable income taxes.....................................        97,334        39,203      45,286
                                                                ----------    ----------    --------
NET INCOME..................................................    $  226,444    $  144,302    $129,557
                                                                ==========    ==========    ========
BASIC EARNINGS PER COMMON SHARE (based on 10,000,000 average shares outstanding)
Net income..................................................    $    22.64    $    14.43    $  12.96
                                                                ==========    ==========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                                ---------------------------------
                                                                  2000        1999         1998
                                                                --------    ---------    --------
                                                                         (IN THOUSANDS)
NET INCOME..................................................    $226,444    $ 144,302    $129,557
Other comprehensive income:
  Unrealized gains/(losses) on available-for-sale
     securities:
     Unrealized holding gains/(losses) arising during
       period, net of tax expense (benefit) of $89,016 in
       2000, ($106,170) in 1999 and $27,668 in 1998.........     136,063     (160,703)     42,520
     Less reclassification adjustment for gains included in
       net income, net of tax expense of $5,749 in 2000,
       $5,284 in 1999 and $10,314 in 1998...................      (9,031)      (8,298)    (16,200)
                                                                --------    ---------    --------
  Other comprehensive income (loss).........................     127,032     (169,001)     26,320
                                                                --------    ---------    --------
Comprehensive income (loss).................................    $353,476    $ (24,699)   $155,877
                                                                ========    =========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                               ACCUMULATED
                                                                                  OTHER            TOTAL
                                          COMMON                 RETAINED     COMPREHENSIVE    STOCKHOLDER'S
                                          STOCK      SURPLUS     EARNINGS     INCOME (LOSS)       EQUITY
                                         --------    --------    ---------    -------------    -------------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 1997.........    $100,000    $601,027    $ 573,416      $   4,988       $1,279,431
  Contribution to capital surplus....          --       7,089           --             --            7,089
  Net income.........................          --          --      129,557             --          129,557
  Dividends -- ($10.90 per common
     share)..........................          --          --     (109,000)            --         (109,000)
  Other comprehensive income.........          --          --           --         26,320           26,320
                                         --------    --------    ---------      ---------       ----------
BALANCE AT DECEMBER 31, 1998.........     100,000     608,116      593,973         31,308        1,333,397
  Contribution to capital surplus....          --       2,396           --             --            2,396
  Net income.........................          --          --      144,302             --          144,302
  Dividends -- ($6.00 per common
     share)..........................          --          --      (60,000)            --          (60,000)
  Other comprehensive loss...........          --          --           --       (169,001)        (169,001)
                                         --------    --------    ---------      ---------       ----------
BALANCE AT DECEMBER 31, 1999.........     100,000     610,512      678,275       (137,693)       1,251,094
  Contribution to capital surplus....          --       2,853           --             --            2,853
  Net income.........................          --          --      226,444             --          226,444
  Dividends -- ($8.30 per common
     share)..........................          --          --      (83,000)            --          (83,000)
  Other comprehensive income.........          --          --           --        127,032          127,032
                                         --------    --------    ---------      ---------       ----------
BALANCE AT DECEMBER 31, 2000.........    $100,000    $613,365    $ 821,719      $ (10,661)      $1,524,423
                                         ========    ========    =========      =========       ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                                -----------------------------------------
                                                                   2000           1999           1998
                                                                -----------    -----------    -----------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $   226,444    $   144,302    $   129,557
  Adjustments to reconcile net income to net cash (used)
    provided by operating activities:
    Provision for loan losses...............................         29,689         21,732         25,358
    Depreciation and amortization, including intangibles....         70,283         69,014         59,496
    Deferred tax expense (benefit)..........................          1,891         (4,254)         5,352
    Gain on sales of securities.............................        (14,780)       (13,582)       (26,514)
    Gain on sale of corporate trust business................        (45,615)            --             --
    Gain on sale of merchant card business..................        (60,162)            --             --
    Gain on sale of credit card portfolio...................             --             --        (12,000)
    Trading account net cash sales (purchases)..............          1,785         53,672        (67,459)
    (Increase) decrease in interest receivable..............        (18,417)       (37,595)        20,588
    (Decrease) increase in interest payable.................        (18,255)        32,881         18,341
    (Increase) decrease in assets held for sale.............       (242,271)       152,521       (167,317)
    Other, net..............................................        (23,534)        15,955        (58,921)
                                                                -----------    -----------    -----------
    Net cash (used) provided by operating activities........        (92,942)       434,646        (73,519)
                                                                -----------    -----------    -----------
INVESTING ACTIVITIES:
    Net decrease (increase) in interest-bearing deposits at
      banks.................................................         98,484       (140,903)       499,133
    Net increase in Federal funds sold and securities
      purchased under agreement to resell...................       (193,075)      (146,425)       (79,850)
    Proceeds from sales of securities available-for-sale....        662,171        693,264      2,307,598
    Proceeds from maturities of securities
      available-for-sale....................................      7,017,854      6,058,660      7,571,762
    Purchases of securities available-for-sale..............     (7,690,097)    (7,988,312)   (11,219,311)
    Net increase in loans...................................       (729,351)      (926,025)    (1,035,388)
    Purchases of premises and equipment.....................        (50,965)       (72,714)       (93,657)
    Net increase in bank-owned insurance....................       (133,524)       (47,277)      (457,839)
    Other, net..............................................        (19,835)        59,403         28,290
                                                                -----------    -----------    -----------
    Net cash used by investing activities...................     (1,038,338)    (2,510,329)    (2,479,262)
                                                                -----------    -----------    -----------
FINANCING ACTIVITIES:
    Net increase (decrease) in deposits.....................      1,363,690        (48,009)       518,111
    Net (decrease) increase in Federal funds purchased and
      securities sold under agreement to repurchase.........       (130,699)     1,097,529        948,449
    Net increase (decrease) in other short-term
      borrowings............................................        808,633        514,587       (334,517)
    Proceeds from issuance of senior notes..................      3,186,500      3,460,500      8,347,080
    Repayment of senior notes...............................     (4,297,000)    (2,900,500)    (7,507,080)
    Proceeds from issuance of long-term notes...............             --             --             --
    Repayment of long-term notes............................             --             --       (100,000)
    Net cash proceeds from sale of corporate trust
      business..............................................         88,704             --             --
    Proceeds from sale of merchant card business............         64,103             --             --
    Proceeds from sale of credit card portfolio.............             --             --        722,748
    Proceeds from the issuance of preferred stock of
      subsidiary............................................             --             --        250,000
    Cash dividends paid on common stock.....................        (83,000)       (60,000)      (109,000)
                                                                -----------    -----------    -----------
      Net cash provided by financing activities.............      1,000,931      2,064,107      2,735,791
                                                                -----------    -----------    -----------
    Net (decrease) increase in cash and demand balances due
      from banks............................................       (130,349)       (11,576)       183,010
    Cash and demand balances due from banks at January 1....      1,423,043      1,434,619      1,251,609
                                                                -----------    -----------    -----------
    Cash and demand balances due from banks at December
      31....................................................    $ 1,292,694    $ 1,423,043    $ 1,434,619
                                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest (net of amount capitalized)...............    $   947,299    $   628,825    $   594,006
         Income taxes.......................................    $    76,925    $    45,107    $    31,991

The accompanying notes to the financial statements are an integral part of these statements.

                       NOTES TO THE FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     Harris Trust and Savings Bank, is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation which is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal ("BMO"). Throughout these Notes to Financial Statements, the term "Bank" refers to Harris Trust and Savings Bank and subsidiaries.

     The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 19 to the Financial Statements for additional information on business combinations and Note 20 for additional information on related party transactions.

     The Bank provides banking, trust and other services domestically and internationally through the main banking facility, 6 active nonbank subsidiaries and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York. The Bank provides a variety of financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

BASIS OF ACCOUNTING

     The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

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

     Derivative financial instruments that are used as part of the Bank's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.

     Derivative financial instruments that are used in the management of the Bank's risk strategy may qualify for hedge accounting. A derivative financial instrument may be a hedge of an existing asset, liability, firm commitment or anticipated transaction. Hedge accounting is used when the following criteria are met: the hedged item exposes the Bank to price, currency or interest rate risk; the hedging instrument reduces the exposure to risk and the hedging instrument is designated as a hedge. At the inception of the hedge and throughout the hedge period, a high correlation of changes in both the market value of the hedging instrument and the fair value of the hedged item should be probable. Additional criteria for using hedge accounting for anticipated transactions are: the significant characteristics and expected terms of the anticipated transaction are identified and it is probable that the anticipated transaction will occur.

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

     The Bank engages in interest rate swaps in order to manage its interest rate risk exposure. Contractual payments under interest rate swaps designated as hedges are accrued in the Consolidated Statements of Income as a component of interest income or expense. There is no recognition of unrealized gains and losses on the Consolidated Statements of Condition. Gains or losses on termination of an interest rate swap contract designated as a hedge are deferred and amortized as an adjustment of the yield on the underlying balance sheet position over the remainder of the original contractual life of the terminated swap. When the hedged item is sold, existing unrealized gains or losses on the swap contract are recognized in income at the time of the sale. Thereafter, unrealized gains and losses on the hedge contract are recognized as part of net income when they occur.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities.

     Under this standard, all derivatives will be recognized at fair value in the Consolidated Statements of Condition. Changes in fair value for derivatives that are not hedges will be recognized in the Consolidated Statements of Income as they arise. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset in the Consolidated Statements of Income against the change in the fair value of the hedged asset, liability, or firm commitment or it will be recognized in other comprehensive income until the hedged item is recognized in the Consolidated Statements of Income. If the change in the fair value of the derivative is not completely offset by the change in the value of the item it is hedging, the difference will be recognized immediately in the Consolidated Statements of Income.

     The transition adjustment arising from the adoption of the Statement on January 1, 2001 was not material to the consolidated financial statements of the Bank.

     In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It carries over most of the provisions of SFAS No. 125 without change. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Bank does not expect the implementation of this Statement to have a material effect on the Bank's financial position or results of operations.

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

     Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

LOANS, LOAN FEES AND COMMITMENT FEES

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, which are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2000 and 1999, the Bank's Consolidated Statements of Condition included approximately $18 million and $14 million, respectively, of deferred loan-related fees net of deferred origination costs.

     In conjunction with its mortgage and commercial banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are classified as available-for-sale and are included in "Other Assets" on the Bank's Consolidated Statements of Condition. The loans are carried at the lower of allocated cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized, and are included as part of the basis of the loan at time of sale. Realized gains and unrealized losses are included with other noninterest income.

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

     Commercial and real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the loan is in process of collection. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Bank expects to collect the entire principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

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

     Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due according to contractual terms, including principal and interest, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily residential real estate and consumer installment loans, are excluded from this definition of impairment. The Bank determines loan impairment when assessing the adequacy of the allowance for possible loan losses.

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

BANK-OWNED INSURANCE

     The Bank has purchased life insurance coverage for certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as assets on the Consolidated Statements of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as other income or other expense. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as other income.

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

     Loans intended to be sold in the secondary market are classified as available-for-sale and are included in "Other Assets" on the Consolidated Statements of Condition. The loans are carried at lower of allocated cost or current market value, on a portfolio basis.

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

MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for possible loan losses, income taxes, pension cost, postemployment benefits, valuation of intangible assets, fair values and temporary vs. other-than-temporary impairment.

RECLASSIFICATIONS

     Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                            DECEMBER 31, 2000                                   DECEMBER 31, 1999
                            -------------------------------------------------   -------------------------------------------------
                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                               COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
U.S. Treasury.............  $1,377,910    $ 9,651      $ 4,095     $1,383,466   $1,604,120      $ 47       $ 62,193    $1,541,974
Federal agency............   5,108,617      2,724       26,696      5,084,645    4,839,974         1        166,788     4,673,187
State and municipal.......       5,491         30           --          5,521       22,610       468             --        23,078
Other.....................      26,369        163           --         26,532       26,831        --             57        26,774
                            ----------    -------      -------     ----------   ----------      ----       --------    ----------
      Total securities....  $6,518,387    $12,568      $30,791     $6,500,164   $6,493,535      $516       $229,038    $6,265,013
                            ==========    =======      =======     ==========   ==========      ====       ========    ==========

     At December 31, 2000 and 1999, available-for-sale and trading account securities having a carrying amount of $3.57 billion and $5.32 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. Securities carried at approximately $3.57 billion and $3.31 billion were sold under agreement to repurchase at December 31, 2000 and 1999, respectively.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      DECEMBER 31, 2000
                                                                  --------------------------
                                                                  AMORTIZED          FAIR
                                                                     COST           VALUE
                                                                  ----------      ----------
                                                                        (IN THOUSANDS)
Maturities:
  Within 1 year.............................................      $1,858,215      $1,858,034
  1 to 5 years..............................................       1,606,690       1,618,247
  5 to 10 years.............................................         402,844         398,214
  Over 10 years.............................................       2,624,269       2,599,137
Other securities without stated maturity....................          26,369          26,532
                                                                  ----------      ----------
       Total securities.....................................      $6,518,387      $6,500,164
                                                                  ==========      ==========

     In 2000, 1999 and 1998, proceeds from the sale of securities available-for-sale amounted to $662 million, $693 million and $2.31 billion, respectively. Gross gains of $14.8 million and no gross losses were realized on these sales in 2000, while gross gains of $13.6 million and no gross losses were realized on these sales in 1999, and gross gains of $27.9 million and gross losses of $1.4 million were realized in 1998. Net unrealized holding gains on trading securities included in earnings during 2000 decreased by $0.3 million from an unrealized gain of $1.3 million at December 31, 1999 to an unrealized gain of $1.0 million at December 31, 2000.

3. LOANS

     The following table summarizes loan balances by category:

                                                                       DECEMBER 31
                                                                --------------------------
                                                                   2000           1999
                                                                -----------    -----------
                                                                      (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................    $ 7,832,276    $ 8,152,314
  Real estate construction..................................         88,227         29,490
  Real estate mortgages.....................................      2,242,647      1,632,458
  Installment...............................................        581,349        211,393
Foreign loans:
  Governments and official institutions.....................             --            504
  Banks and other financial institutions....................         12,913         10,751
  Other, primarily commercial and industrial................         11,300         26,891
                                                                -----------    -----------
       Total loans..........................................     10,768,712     10,063,801
Less allowance for possible loan losses.....................        118,951        113,702
                                                                -----------    -----------
       Loans, net of allowance for possible loan losses.....    $10,649,761    $ 9,950,099
                                                                ===========    ===========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                   YEARS ENDED DECEMBER 31
                                                                ------------------------------
                                                                  2000       1999       1998
                                                                --------    -------    -------
                                                                        (IN THOUSANDS)
Nonaccrual loans............................................    $ 95,850    $21,117    $14,507
Restructured loans..........................................       2,349      2,372        924
                                                                --------    -------    -------
       Total nonperforming loans............................      98,199     23,489     15,431
Other assets received in satisfaction of debt...............       3,125        690        366
                                                                --------    -------    -------
       Total nonperforming assets...........................    $101,324    $24,179    $15,797
                                                                ========    =======    =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................    $  7,480    $ 1,097    $ 1,225
Interest income actually recognized.........................       1,404         86         75
                                                                --------    -------    -------
  Interest shortfall........................................    $  6,076    $ 1,011    $ 1,150
                                                                ========    =======    =======

     At December 31, 2000 and 1999, the Corporation had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets. At December 31, 2000 and 1999 commercial loans with a carrying value of $5.02 billion and $5.83 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

MORTGAGE SERVICING RIGHTS

     The carrying amount of mortgage servicing rights was $17.2 million and $16.8 million at December 31, 2000 and 1999, respectively. The fair value of those rights equaled or exceeded the carrying amount at both December 31, 2000 and December 31, 1999. Mortgage servicing rights, included in other assets, of $3.9 million and $7.7 million were capitalized during 2000 and 1999, respectively. Amortization expense associated with the mortgage servicing rights was $3.5 million and $3.2 million in 2000 and 1999, respectively. There were no direct write-downs in 2000 or 1999.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Balance, beginning of year..................................    $113,702    $108,280    $ 99,678
                                                                --------    --------    --------
Charge-offs.................................................     (30,128)    (21,164)    (25,680)
Recoveries..................................................       5,688       4,854       8,924
                                                                --------    --------    --------
  Net charge-offs...........................................     (24,440)    (16,310)    (16,756)
Provisions charged to operations............................      29,689      21,732      25,358
                                                                --------    --------    --------
Balance, end of year........................................    $118,951    $113,702    $108,280
                                                                ========    ========    ========

     Details on impaired loans and related allowance are as follows:

                                                          IMPAIRED LOANS     IMPAIRED LOANS
                                                          FOR WHICH THERE    FOR WHICH THERE     TOTAL
                                                           IS A RELATED       IS NO RELATED     IMPAIRED
                                                             ALLOWANCE          ALLOWANCE        LOANS
                                                          ---------------    ---------------    --------
                                                                          (IN THOUSANDS)
December 31, 2000
Balance...............................................        $77,289            $20,910        $98,199
Related allowance.....................................         35,379                 --         35,379
                                                              -------            -------        -------
Balance, net of allowance.............................        $41,910            $20,910        $62,820
                                                              =======            =======        =======
December 31, 1999
Balance...............................................        $ 8,620            $14,869        $23,489
Related allowance.....................................          4,582                 --          4,582
                                                              -------            -------        -------
Balance, net of allowance.............................        $ 4,038            $14,869        $18,907
                                                              =======            =======        =======

                                                                   YEARS ENDED DECEMBER 31
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
                                                                       (IN THOUSANDS)
Average impaired loans......................................    $55,434    $29,283    $25,091
                                                                =======    =======    =======
Total interest income on impaired loans recorded on a cash
  basis.....................................................    $ 1,404    $   329    $    88
                                                                =======    =======    =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                       DECEMBER 31
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
                                                                      (IN THOUSANDS)
Land........................................................      $ 24,153      $ 24,153
Premises....................................................       260,395       255,359
Equipment...................................................       309,892       318,567
Leasehold improvements......................................        28,008        28,912
                                                                  --------      --------
     Total..................................................       622,448       626,991
Accumulated depreciation and amortization...................       338,306       315,638
                                                                  --------      --------
     Premises and equipment.................................      $284,142      $311,353
                                                                  ========      ========

     Depreciation and amortization expense was $45.7 million in 2000, $46.3 million in 1999, and $37.1 million in 1998.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 2000 and December 31, 1999. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Bank's interest in these securities.

     The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.57 billion and $3.31 billion at December 31, 2000 and 1999, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate.

Securities purchased under agreement to resell

                                                                 2000           1999
                                                                ------         -------
                                                                    (IN THOUSANDS)
Amount outstanding at end of year...........................    $   --         $    --
Highest amount outstanding as of any month-end during the
  year......................................................    $   --         $75,969
Daily average amount outstanding during the year............    $4,224         $ 6,272
Daily average annualized rate of interest...................      6.43%           4.22%
Average rate of interest on amount outstanding at end of
  year......................................................        --              --

Securities sold under agreement to repurchase

                                                                     2000            1999
                                                                  ----------      ----------
                                                                        (IN THOUSANDS)
Amount outstanding at end of year...........................      $3,567,055      $3,309,961
Highest amount outstanding as of any month-end during the
  year......................................................      $3,878,202      $3,309,961
Daily average amount outstanding during the year............      $3,745,810      $2,747,248
Daily average annualized rate of interest...................            6.18%           4.58%
Average rate of interest on amount outstanding at end of
  year......................................................            6.37%           5.03%

7. SENIOR NOTES AND LONG-TERM NOTES

     The following table summarizes the Bank's long-term notes:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                                                                   (IN THOUSANDS)
Floating rate subordinated note to Bankcorp due March 31,
  2005......................................................    $ 50,000    $ 50,000
Floating rate subordinated note to Bankcorp due December 1,
  2006......................................................      50,000      50,000
Fixed rate 6 1/2% subordinated note to Bankcorp due December
  27, 2007..................................................      60,000      60,000
Fixed rate 7 5/8% subordinated note to Bankcorp due June 27,
  2008......................................................      15,000      15,000
Fixed rate 7 1/8% subordinated note to Bankcorp due June 30,
  2009......................................................      50,000      50,000
                                                                --------    --------
       Total................................................    $225,000    $225,000
                                                                ========    ========

     All of the Bank notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 2000, 180 day LIBOR was 6.20 percent.

     The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of the Bank. As of December 31, 2000, $390 million of senior notes were outstanding with original maturities ranging from 28 to 365 days (remaining maturities ranging from 23 to 163 days) and stated interest rates ranging from 6.52 percent to 6.66 percent. As of December 31, 1999, $1.5 billion of senior notes were outstanding with original maturities ranging from 366 to 385 days (remaining maturities ranging from 18 to 223 days) and stated interest rates ranging from 5.00 percent to 5.85 percent.

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

     The estimated fair values of the Bank's financial instruments at December 31, 2000 and 1999 are presented in the following table. See Note 9 for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                    DECEMBER 31
                                              --------------------------------------------------------
                                                         2000                          1999
                                              --------------------------    --------------------------
                                               CARRYING         FAIR         CARRYING         FAIR
                                                 VALUE          VALUE          VALUE          VALUE
                                              -----------    -----------    -----------    -----------
                                                                   (IN THOUSANDS)
ASSETS
Cash and demand balances due from banks...    $ 1,292,694    $ 1,292,694    $ 1,423,043    $ 1,423,043
Money market assets:
  Interest-bearing deposits at banks......        141,348        141,348        239,832        239,832
  Federal funds sold and securities
     purchased under agreement to
     resell...............................        491,075        491,075        298,000        298,000
Securities available-for-sale.............      6,500,164      6,500,164      6,265,013      6,265,013
Trading account assets....................         65,211         65,211         66,996         66,996
Loans, net of unearned income and
  allowance for possible loan losses......     10,649,761     10,656,867      9,950,099      9,906,946
Customers' liability on acceptances.......         34,100         34,100         43,599         43,599
Accrued interest receivable...............        166,542        166,542        148,124        148,124
Assets held for sale......................        242,271        242,271             --             --
Bank-owned insurance investments..........        906,103        906,103        772,579        772,579
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          assets..........................    $20,489,269    $20,496,375    $19,207,285    $19,164,132
                                              ===========    ===========    ===========    ===========
LIABILITIES
Deposits:
  Demand deposits.........................    $ 6,695,470    $ 6,695,470    $ 6,667,101    $ 6,667,101
  Time deposits...........................      5,797,907      5,823,901      4,462,586      4,473,839
Federal funds purchased...................      1,041,824      1,041,824      1,429,617      1,429,617
Securities sold under agreement to
  repurchase..............................      3,567,055      3,567,055      3,309,961      3,309,961
Other short-term borrowings...............      1,489,730      1,489,730        681,097        681,097
Acceptances outstanding...................         34,100         34,100         43,599         43,599
Accrued interest payable..................         56,581         56,581         74,836         74,836
Senior notes..............................        389,500        389,500      1,500,000      1,500,000
Minority interest -- preferred stock of
  subsidiary..............................        250,000        250,000        250,000        250,000
Long-term notes...........................        225,000        223,359        225,000        218,663
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          liabilities.....................    $19,547,167    $19,571,520    $18,643,797    $18,648,713
                                              ===========    ===========    ===========    ===========
OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS
  (POSITIVE POSITIONS/(OBLIGATIONS))
Credit facilities.........................    $   (17,987)   $   (17,987)   $   (13,781)   $   (13,781)
Interest rate contracts:
  Dealer and trading contracts............            579            579            456            456
  Risk management contracts...............           (336)        (2,031)            (4)         3,759
Foreign exchange rate contracts:
  Dealer and trading contracts............             --             --           (315)          (315)
  Risk management contracts...............           (136)        (1,172)           150          1,198
                                              -----------    -----------    -----------    -----------
       Total off-balance-sheet financial
          instruments.....................    $   (17,880)   $   (20,611)   $   (13,494)   $    (8,683)
                                              ===========    ===========    ===========    ===========

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank utilizes various financial instruments with off-balance-sheet risk in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. The Bank's major categories of financial instruments with off-balance-sheet risk include credit facilities, interest rate, foreign exchange, and equity contracts, and various securities-related activities. Fair values of off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

Credit facilities

     Credit facilities with off-balance-sheet risk include commitments to extend credit, standby letters of credit and commercial letters of credit.

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank's commitments serve both business and individual customer needs, and include commercial loan commitments, credit card lines, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Bank's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $7.4 billion and $7.4 billion at December 31, 2000 and 1999, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 2000, totaled $501 million and at December 31, 1999, totaled $301 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.34 billion at December 31, 2000 and $1.91 billion at December 31, 1999. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $603 million at December 31, 2000 and $401 million at December 31, 1999.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $58 million at December 31, 2000 and $91 million at December 31, 1999.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $17.9 million at December 31, 2000 and $13.8 million at December 31, 1999.

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

                                                                        DECEMBER 31
                                                       ----------------------------------------------
                                                            CONTRACTUAL OR              MAXIMUM
                                                           NOTIONAL AMOUNT          REPLACEMENT COST
                                                       ------------------------    ------------------
                                                          2000          1999        2000       1999
                                                       ----------    ----------    -------    -------
                                                                       (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards.............................    $   50,825    $  111,710    $   121    $   284
  Forward rate agreements..........................            --            --         --         --
  Options written..................................         8,500            --         17         --
  Options purchased................................         5,000         1,000         17          3
  Guarantees written...............................       835,739       531,775        441      1,935
  Guarantees purchased.............................       838,739       519,022     51,811      1,240
  Swaps............................................     3,970,187     2,677,750     33,202     23,871

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 2000 and 1999:

                                                               2000                              1999
                                                  ------------------------------    ------------------------------
                                                  END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                                     ASSETS           ASSETS           ASSETS           ASSETS
                                                  (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                                  -------------    -------------    -------------    -------------
                                                                           (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains.........................      $    121          $   101         $    284         $     --
     Unrealized losses........................           (18)            (101)              --               --
  Forward rate agreements
     Unrealized gains.........................            --               --               --              184
     Unrealized losses........................            --               --               --             (184)
  Options
     Purchased................................            17               --                3               --
     Written..................................            14               --               --               --
  Guarantees
     Purchased................................        51,370              714             (695)           2,006
     Written..................................       (51,370)            (700)             763           (2,037)
  Swaps
     Unrealized gains.........................        33,202            1,288           23,871           20,942
     Unrealized losses........................       (32,757)          (1,244)         (23,770)         (21,155)
                                                    --------          -------         --------         --------
       Total Interest Rate Contracts..........      $    579          $    58         $    456         $   (244)
                                                    ========          =======         ========         ========

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 2000, 1999 and 1998 are summarized below:

                                                                     YEAR ENDED DECEMBER 31
                                                                --------------------------------
                                                                 GAINS       GAINS       GAINS
                                                                (LOSSES)    (LOSSES)    (LOSSES)
                                                                  2000        1999        1998
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................     $  (52)     $  542     $   788
  Forward rate agreements...................................         --           2          --
  Options...................................................         (6)        (36)        (16)
  Guarantees................................................         53         (57)         --
  Swaps.....................................................       (316)        439         210
Debt Instruments............................................      9,386       7,594       9,388
                                                                 ------      ------     -------
       Total Trading Revenue................................     $9,065      $8,484     $10,370
                                                                 ======      ======     =======

     The following table summarizes the maturities and weighted average interest rates paid and received on dealer/trading interest rate swaps:

                                                             DECEMBER 31, 2000
                                ----------------------------------------------------------------------------
                                 WITHIN       1 TO 3       3 TO 5     5 TO 10     GREATER THAN
                                 1 YEAR       YEARS        YEARS       YEARS        10 YEARS        TOTAL
                                --------    ----------    --------    --------    ------------      -----
                                                               (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount...........    $451,531    $  982,641    $403,272    $ 90,143      $ 50,000      $1,977,587
  Average pay rate..........        6.48%         5.48%       6.90%       6.66%         6.12%           6.07%
  Average receive rate......        6.76%         6.15%       6.67%       6.32%         6.72%           6.42%
Receive Fixed Swaps:
  Notional amount...........    $451,531    $  997,654    $403,272    $ 90,143      $ 50,000      $1,992,600
  Average pay rate..........        6.64%         6.26%       6.66%       6.32%         6.72%           6.44%
  Average receive rate......        6.48%         5.85%       6.92%       6.66%         6.12%           6.25%
       Total notional
          amount............    $903,062    $1,980,295    $806,544    $180,286      $100,000      $3,970,187

     The following table summarizes the bank's dealer/trading equities and commodities contracts and their related contractual or notional amounts and maximum replacement costs.

                                                                           DECEMBER 31
                                                              --------------------------------------
                                                                CONTRACTUAL OR          MAXIMUM
                                                               NOTIONAL AMOUNT      REPLACEMENT COST
                                                              ------------------    ----------------
                                                               2000       1999       2000      1999
                                                              -------    -------    ------    ------
                                                                          (IN THOUSANDS)
Equities Contracts:
  Options written.........................................    $27,877    $15,451    $   --    $   --
  Options purchased.......................................     27,877     15,451     4,065     2,507
Commodities Contracts.....................................         --         --        --        --

     The following table summarizes average and end of period fair values of dealer/trading equities contracts and commodities contracts for the years ended December 31, 2000 and 1999:

                                                               2000                              1999
                                                  ------------------------------    ------------------------------
                                                  END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                                     ASSETS           ASSETS           ASSETS           ASSETS
                                                  (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                                  -------------    -------------    -------------    -------------
                                                                           (IN THOUSANDS)
Equities Contracts:
  Options
     Purchased................................       $ 4,065           $ 289           $ 2,507           $ 79
     Written..................................        (4,065)           (289)           (2,507)           (79)
                                                     -------           -----           -------           ----
          Total Equities Contracts............       $    --           $  --           $    --           $ --
                                                     =======           =====           =======           ====
Commodities Contracts:
  Unrealized Gains............................       $    --           $  --           $    --           $  9
  Unrealized Losses...........................            --              --                --             (9)
                                                     -------           -----           -------           ----
          Total Commodities Contracts.........       $    --           $  --           $    --           $ --
                                                     =======           =====           =======           ====

     There were no net gains (losses) from dealer/trading activity in equities or commodities contracts for the years ended December 31, 2000 and 1999.

Risk management activity

     In addition to its dealer activities, the Bank uses interest rate contracts, primarily swaps, forwards and foreign exchange contracts and forwards to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities and foreign currency exchange rate fluctuations of certain assets and liabilities. For non-trading risks, market risk is controlled by actively managing the asset and liability mix, either directly through the balance sheet or with off-balance sheet derivative instruments. Measures also focus on interest rate exposure gaps and sensitivity to rate changes. During 2000 and 1999, interest rate swaps were primarily used to alter the character of revenue earned on certain fixed rate loans. During 2000 and 1999 foreign exchange contracts were used to stabilize any currency exchange rate fluctuations for certain senior notes. The Bank had $349 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 2000 with a loss in fair value of $3.2 million. At December 31, 1999, the Bank had $256 million notional amount of swap contracts outstanding with a fair value of $5.0 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $0.9 million and $1.4 million, respectively, at December 31, 2000 and $1.0 million and $0.9 million, respectively, at December 31, 1999. Risk management activity, including the related cash positions, had no material effect on the Bank's net income for the year ended December 31, 2000 or 1999. There were no deferred gains or losses on terminated contracts at December 31, 2000 or 1999.

     The following table summarizes swap and forward activity for risk management purposes:

                                                                   NOTIONAL
                                                                    AMOUNT
                                                                --------------
                                                                (IN THOUSANDS)
Amount, December 31, 1998...................................       $151,634
Additions...................................................        142,850
Maturities..................................................          6,576
Terminations................................................        (44,685)
                                                                   --------
Amount, December 31, 1999...................................       $256,375
Additions...................................................        181,714
Maturities..................................................        (89,316)
Terminations................................................             --
                                                                   --------
Amount, December 31, 2000...................................       $348,773
                                                                   ========

     The following table summarizes the maturities and weighted average interest rates paid and received on interest rate swaps and forwards used for risk management:

                                                                  DECEMBER 31, 2000
                                                ------------------------------------------------------
                                                WITHIN      1 TO 3      3 TO 5     5 TO 10
                                                1 YEAR      YEARS       YEARS       YEARS      TOTAL
                                                -------    --------    --------    -------    --------
                                                                    (IN THOUSANDS)
Pay Fixed Swaps:
  Notional amount...........................    $77,116    $124,528    $ 43,180    $28,830    $273,654
  Average pay rate..........................       5.82%       5.65%       6.64%      6.35%       5.93%
  Average receive rate......................       6.68%       5.68%       5.99%      5.67%       6.01%
Receive Fixed Swaps:
  Notional amount...........................    $    --    $     --    $ 75,119    $    --    $ 75,119
  Average pay rate..........................         --%           %       5.47%        --%       5.47%
  Average receive rate......................         --%           %       5.46%        --%       5.46%
       Total notional amount................    $77,116    $124,528    $118,299    $28,830    $348,773

     At December 31, 2000, swap contracts with BMO represent $5.9 million and $26.0 million of unrealized gains and unrealized losses, respectively. Guarantee contracts purchased from BMO represent $25.9 million and $0.3 million of unrealized gains and unrealized losses, respectively. Guarantee contracts written with BMO represent $25.8 million unrealized losses with no unrealized gains.

Foreign exchange contracts

Dealer activity

     The Bank is a dealer in foreign exchange (FX). Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior. The Bank and BMO combine their U.S. foreign exchange revenues
(FX). Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses.

     At December 31, 2000, approximately 95 percent of the Bank's gross notional positions in foreign currency contracts are represented by six currencies:
English pounds, German deutsche marks, Japanese yen, Swiss francs, Canadian dollars, and the Eurodollar.

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

     The following table summarizes the Bank's dealer/trading foreign exchange contracts and their related contractual or notional amount and maximum replacement cost:

                                                                                 DECEMBER 31
                                                                ----------------------------------------------
                                                                CONTRACTUAL OR NOTIONAL          MAXIMUM
                                                                         AMOUNT              REPLACEMENT COST
                                                                ------------------------    ------------------
                                                                   2000          1999        2000       1999
                                                                ----------    ----------    -------    -------
                                                                                (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards................................    $2,634,243    $1,563,178    $39,232    $22,290
  Options written...........................................        22,450       168,590         --         --
  Options purchased.........................................        22,450       168,590        668      4,086
  Cross currency swaps......................................        63,289       324,235      3,751     13,416

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 2000 and 1999:

                                                                    2000                              1999
                                                       ------------------------------    ------------------------------
                                                       END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                                          ASSETS           ASSETS           ASSETS           ASSETS
                                                       (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                                       -------------    -------------    -------------    -------------
                                                                                (IN THOUSANDS)
Foreign Exchange Contracts:
Spot, futures and forwards
  Unrealized gains.................................      $ 39,232         $ 19,525         $ 22,290         $ 22,531
  Unrealized losses................................       (39,232)         (19,525)         (22,290)         (22,531)
Options
  Purchased........................................           668            4,120            4,086            7,984
  Written..........................................          (668)          (4,120)          (4,086)          (7,984)
Cross currency swaps
  Unrealized gains.................................         3,751            1,716           13,416            1,111
  Unrealized losses................................        (3,751)          (1,848)         (13,731)            (775)
                                                         --------         --------         --------         --------
      Total Foreign Exchange.......................      $     --         $   (132)        $   (315)        $    336
                                                         ========         ========         ========         ========

     At December 31, 2000, spot, futures and forward contracts with BMO represent $18.2 million and $21.1 million of unrealized gains and unrealized losses, respectively. Options contracts with BMO represent $.6 million and $.05 million of options purchased and options written, respectively. Cross currency swaps with BMO represent $3.8 million unrealized losses with no unrealized gains.

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2000, 1999 and 1998 totaled $7.2 million, $8.3 million and $6.8 million, respectively, of net profit under the aforementioned agreement with BMO.

Securities activities

     The Bank's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $53 million at December 31, 2000 and $50 million at December 31, 1999.

     Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had no short position at December 31, 2000 or 1999.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2000 and 1999. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

     A majority of the Bank's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Bank's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $13.8 billion or 48 percent of the Bank's total credit exposure at December 31, 2000 and $9.4 billion or 34 percent of the Bank's total credit exposure at December 31, 1999.

     The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 for information on collateral supporting credit facilities.

11. EMPLOYEE BENEFIT PLANS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2000. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 2000. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment. The plan is a multiple-employer plan covering the Bank's employees as well as persons employed by certain affiliated entities.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 2000, 1999 and 1998, cumulative contributions were greater than the amounts recorded as pension expense for financial reporting purposes. The total consolidated pension expense of the Bank, including the supplemental plan (excluding settlement losses and curtailment gains), for 2000, 1999 and 1998 was $8.2 million, $10.9 million and $8.2 million, respectively.

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

     Curtailment gains amounting to $7.3 million and $2.3 million for pension plan and postretirement medical plan, respectively, were recognized in 2000 due to the sale of corporate trust, merchant card and Alltell businesses. Of those totals, $2.2 million and $0.5 million, respectively, were recognized as a direct reduction of benefit expense. Settlement losses amounting to $0.1 million and $1.3 million for the supplemental plan were recognized in 2000 and 1999, respectively.

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the
Bank:

                                                       PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                                ------------------------------   ---------------------------------
                                                2000***    1999***    1998***     2000***     1999***     1998***
                                                --------   --------   --------   ---------   ---------   ---------
                                                                          (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning of year......   $227,701   $242,661   $221,496   $ 35,238    $ 34,829    $ 33,687
Service cost.................................      9,373     10,197      8,781      1,346       1,730       1,363
Interest cost................................     16,643     16,714     13,772      2,453       2,509       2,374
Curtailment (gain) or loss...................     (7,348)        --         --     (2,276)         --          --
Benefits paid (net of participant
  contributions).............................    (19,595)   (22,851)   (20,899)    (3,322)     (2,467)     (2,859)
Actuarial (gain) or loss.....................     (2,772)   (19,020)    19,511       (506)     (1,363)        264
                                                --------   --------   --------   --------    --------    --------
Benefit obligation at end of year............   $224,002   $227,701   $242,661   $ 32,933    $ 35,238    $ 34,829
                                                ========   ========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year.......................................   $226,449   $215,721   $237,072   $ 21,022    $ 16,732    $ 15,278
Actual return on plan assets.................     27,559     25,539     (7,903)     2,614       1,913        (864)
Employer contribution........................     12,499      8,040      7,451      1,573       2,377       2,318
Benefits paid................................    (19,595)   (22,851)   (20,899)        --          --          --
                                                --------   --------   --------   --------    --------    --------
Fair value of plan assets at end of year**...   $246,912   $226,449   $215,721   $ 25,209    $ 21,022    $ 16,732
                                                ========   ========   ========   ========    ========    ========
Funded Status................................   $ 22,910   $ (1,252)  $(26,940)  $ (7,724)   $(14,216)   $(18,097)
Contributions made between measurement date
  (September 30) and end of year.............         --         --      8,040         --          --          --
Unrecognized actuarial (gain) or loss........      1,097     11,767     36,764    (13,780)    (12,468)    (11,402)
Unrecognized transition (asset) or
  obligation.................................       (397)      (710)    (1,022)    20,893      23,142      24,917
Unrecognized prior service cost..............     (4,072)    (4,814)    (5,551)     1,523       1,799       2,030
                                                --------   --------   --------   --------    --------    --------
Prepaid (accrued) benefit cost...............   $ 19,538   $  4,991   $ 11,291   $    912    $ (1,743)   $ (2,552)
                                                ========   ========   ========   ========    ========    ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.................................   $  9,373   $ 10,197   $  8,781   $  1,346    $  1,730    $  1,363
Interest cost................................     16,643     16,714     13,772      2,453       2,509       2,374
Expected return on plan assets...............    (19,527)   (20,393)   (16,499)    (1,686)     (1,405)     (1,262)
Amortization of prior service cost...........       (743)      (737)      (664)       169         176         176
Amortization of transition (asset) or
  obligation.................................       (312)      (312)      (282)     1,751       1,780       1,780
Recognized actuarial (gain) or loss..........        (62)       831         50       (489)       (269)       (497)
                                                --------   --------   --------   --------    --------    --------
Net periodic benefit cost....................   $  5,372   $  6,300   $  5,158   $  3,544    $  4,521    $  3,934
                                                ========   ========   ========   ========    ========    ========
Additional (gain) or loss recognized due to:
    Curtailment..............................   $ (2,223)  $     --   $     --   $   (524)   $     --    $     --

---------------
* Benefit obligation is projected for the pension benefits and accumulated for the postretirement medical benefits.

** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by HTSB.

*** Plan assets and obligation measured as of September 30.

                                                                                     POSTRETIREMENT MEDICAL
                                                         PENSION BENEFITS                   BENEFITS
                                                     ------------------------       ------------------------
                                                     2000      1999      1998       2000      1999      1998
                                                     ----      ----      ----       ----      ----      ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate*...................................    7.75%     7.50%     7.00%      7.75%     7.50%     7.00%
Expected return on plan assets...................    9.00%     9.00%     9.00%      8.00%     8.00%     8.00%
Rate of compensation increase....................    5.50%     5.50%     5.50%       N/A       N/A       N/A

---------------
* Discount rates are used to determine service costs for the subsequent year.

     For measurement purposes, a 6.50 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 6.0 percent in 2001 and remain level thereafter.

     For the postretirement medical care benefit plan, assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                 1-PERCENTAGE      1-PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                         (IN THOUSANDS)
Effect on total of service and interest cost components.....        $  793           $  (623)
Effect on postretirement benefit obligation.................        $5,713           $(4,599)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                                  SUPPLEMENTAL UNFUNDED RETIREMENT
                                                                              BENEFITS
                                                                ------------------------------------
                                                                  2000          1999          1998
                                                                --------      --------      --------
                                                                           (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...................      $ 13,727      $ 21,752      $ 17,518
Service cost..............................................         1,361         2,244         1,087
Interest cost.............................................           819         1,312         1,046
Benefits paid (net of participant contributions)..........        (1,957)       (5,094)       (1,493)
Actuarial (gain) or loss..................................         5,308        (6,487)        3,594
                                                                --------      --------      --------
Benefit obligation at end of year.........................      $ 19,258      $ 13,727      $ 21,752
                                                                ========      ========      ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year............      $     --      $     --      $     --
Actual return on plan assets..............................            --            --            --
Employer contribution.....................................         1,957         5,094         1,493
Benefits paid.............................................        (1,957)       (5,094)       (1,493)
                                                                --------      --------      --------
Fair value of plan assets at end of year..................      $     --      $     --      $     --
                                                                ========      ========      ========
Funded Status.............................................      $(19,258)     $(13,727)     $(21,752)
Contributions made between measurement date (September 30)
  and end of year.........................................            45            45            45
Unrecognized actuarial (gain) or loss.....................         4,259          (867)        7,999
Unrecognized transition (asset) or obligation.............           124           238           309
Unrecognized prior service cost...........................         1,694         2,194         2,394
                                                                --------      --------      --------
Prepaid (accrued) benefit cost............................      $(13,136)     $(12,117)     $(11,005)
                                                                ========      ========      ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost..............................................      $  1,361      $  2,244      $  1,087
Interest cost.............................................           819         1,312         1,046
Expected return on plan assets............................            --            --            --
Amortization of prior service cost........................           500           500           469
Amortization of transition (asset) or obligation..........           114           114           107
Recognized actuarial (gain) or loss.......................            --           478           353
                                                                --------      --------      --------
Net periodic benefit cost.................................      $  2,794      $  4,648      $  3,062
                                                                ========      ========      ========
Additional (gain) or loss recognized due to:
     Settlement...........................................      $     92      $  1,314      $     --

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate.............................................          6.00%         6.00%         6.00%
Rate of compensation increase.............................          5.70%         5.70%         5.70%

     The Bank has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Bank relative to predefined targets. The Bank's total expense for this plan was $9.7 million, $9.5 million and $8.8 million in 2000, 1999 and 1998, respectively.

12. STOCK OPTIONS

     The Bank has two remaining primary stock-based compensation plans, an options program and a performance incentive plan. A stock appreciation rights plan was fully paid out early in 2000. The option plans are accounted for under the fair value based method of accounting and they are described below.

Harris Bankcorp Stock Option Program

     The Harris Bankcorp Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

     The Bank has two types of option plans. The Fixed Stock Option Plan consist of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the Bank of Montreal shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days, after the vesting date. The stock options are exercisable for Bank of Montreal common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $2.9 million, $2.4 million and $1.1 million in 2000, 1999 and 1998, respectively.

     The following table summarizes the stock option activity for 2000, 1999 and 1998 and provides details of stock options outstanding at December 31, 2000:

                                               2000                          1999                          1998
                                    ---------------------------   ---------------------------   ---------------------------
                                                   WTD. AVG.                     WTD. AVG.                     WTD. AVG.
             OPTIONS                  SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
             -------                ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning of
  year............................   2,469,800       $34.50        1,751,600       $34.46          932,000       $30.51
Granted...........................     665,165        50.36          735,700        34.72          814,000        39.06
Exercised.........................    (207,476)       23.64               --           --               --           --
Forfeited, cancelled..............    (229,750)       35.05           (2,500)       39.06               --           --
Transferred.......................     (32,000)       32.48          (15,000)       39.06            5,600        22.55
Expired...........................          --           --               --           --               --           --
                                    ----------                    ----------                    ----------
Outstanding at end of year........   2,665,739        39.28        2,469,800        34.50        1,751,600        34.46
                                    ==========                    ==========                    ==========
Options exercisable at year-end...     333,031       $28.73             None                          None
Weighted-average fair value of
  options granted during the
  year............................  $    11.54                    $     6.91                    $     7.98

                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  -----------------------------------------------------   ----------------------------------
                       NUMBER            WTD. AVG.                             NUMBER
   RANGE OF          OUTSTANDING         REMAINING         WTD. AVG.         EXERCISABLE        WTD. AVG.
EXERCISE PRICES   DECEMBER 31, 2000   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2000   EXERCISE PRICE
---------------   -----------------   ----------------   --------------   -----------------   --------------
    $22-30              435,800          5.66 years          $26.67            164,000            $22.55
     34-42            1,370,224                8.45           36.92            169,031             34.72
     46-54              859,715                9.27           49.45                 --                --
                      ---------                                                -------
     22-54            2,665,739                8.26           39.28            333,031             28.73
                      =========                                                =======

     The fair value of the stock options granted has been estimated using the Bloomberg Model with the following assumptions:

                                                                 2000      1999      1998
                                                                ------    ------    ------
Risk-free interest rate.....................................      6.10%     6.31%     4.87%
Expected life, in years.....................................       7.0       7.0       7.5
Expected volatility.........................................     22.18%    21.46%    19.82%
Compound annual dividend growth.............................      8.89%     9.02%     8.82%
Estimated fair value per option (US $)......................    $11.54    $ 6.91    $ 7.98

Harris Bankcorp Mid-Term Incentive Plan

     The Bank maintains the Mid-Term Incentive Plan which was established in January 2000. The Plan is intended to enhance the Bank's ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve Bank of Montreal's governing objective of maximizing value for its shareholders.

     Payouts under the plan to participants depend on the achievement of specific performance criteria that are set at the grant date. The right to receive distributions under the plan vest and are paid out after three years based on various factors including the Bank of Montreal share price. There was no compensation expense related to this plan in 2000.

Harris Bankcorp Stock Appreciation Rights Plan

     The Harris Bankcorp Stock Appreciation Rights Plan was fully paid out between November 23, 1999 and January 22, 2000. All rights were exercised at that time. Compensation expense for this plan totaled $0.3 million and $0.5 million in 1999 and 1998 respectively. No compensation expense was recorded in 2000.

     The following table details the stock appreciation rights outstanding at December 31, 2000, 1999 and 1998.

                                                                 2000        1999       1998
                                                                -------    --------    -------
Outstanding beginning of the year...........................     58,000     331,700    341,000
Granted.....................................................         --          --         --
Exercised...................................................    (58,000)   (273,700)   (13,500)
Cancelled...................................................         --          --         --
Transferred.................................................         --          --      4,200
                                                                -------    --------    -------
  Outstanding end of the year...............................         --      58,000    331,700
                                                                =======    ========    =======

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $13.3 million in 2000, $15.0 million in 1999 and $13.7 million in 1998. These amounts include real estate taxes, maintenance and other rental-related operating costs of $3.3 million, $2.5 million and $3.0 million for 2000, 1999 and 1998, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 2000 for all noncancelable operating leases are as follows:

                                                                (IN THOUSANDS)
                                                                --------------
2001........................................................       $ 5,957
2002........................................................         5,265
2003........................................................         3,460
2004........................................................         3,091
2005........................................................         2,937
2006 and thereafter.........................................        14,277
                                                                   -------
       Total minimum future rentals.........................       $34,987
                                                                   =======

     Occupancy expenses for 2000, 1999 and 1998 have been reduced by $13 million, $12.7 million and $13.5 million, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 2000, 1999 and 1998 applicable income tax expense (benefit) was as follows:

                                                             FEDERAL     STATE     FOREIGN     TOTAL
                                                             -------    -------    -------    -------
                                                                          (IN THOUSANDS)
2000: Current............................................    $93,471    $ 1,952      $20      $95,443
      Deferred...........................................      1,631        260       --        1,891
                                                             -------    -------      ---      -------
          Total..........................................    $95,102    $ 2,212      $20      $97,334
                                                             =======    =======      ===      =======
1999: Current............................................    $45,070    $(1,637)     $24      $43,457
      Deferred...........................................     (5,511)     1,257       --       (4,254)
                                                             -------    -------      ---      -------
          Total..........................................    $39,559    $  (380)     $24      $39,203
                                                             =======    =======      ===      =======
1998: Current............................................    $41,356    $(1,445)     $23      $39,934
      Deferred...........................................      4,474        878       --        5,352
                                                             -------    -------      ---      -------
          Total..........................................    $45,830    $  (567)     $23      $45,286
                                                             =======    =======      ===      =======

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2000, 1999 and 1998:

                                                                         DECEMBER 31
                                                                ------------------------------
                                                                 2000        1999       1998
                                                                -------    --------    -------
                                                                        (IN THOUSANDS)
Gross deferred tax assets:
     Allowance for possible loan losses.....................    $49,026    $ 45,189    $43,551
     Deferred expense and prepaid income....................     11,640      10,131         --
     Deferred employee compensation.........................      4,130       1,893      6,208
     Pension and medical trust..............................      2,134       5,501      4,321
     Other assets...........................................      4,370       5,646      8,352
                                                                -------    --------    -------
       Deferred tax assets..................................     71,300      68,360     62,432
                                                                -------    --------    -------
Gross deferred tax liabilities:
     Other liabilities......................................    (14,870)    (10,039)    (8,365)
                                                                -------    --------    -------
       Deferred tax liabilities.............................    (14,870)    (10,039)    (8,365)
                                                                -------    --------    -------
     Net deferred tax assets................................     56,430      58,321     54,067
                                                                -------    --------    -------
Tax effect of adjustment related to available-for-sale
  securities................................................      7,562      90,829    (20,625)
                                                                -------    --------    -------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................    $63,992    $149,150    $33,442
                                                                =======    ========    =======

     At December 31, 2000 and 1999, the respective net deferred tax assets of $56.4 million and $58.3 million included $49.0 million and $50.6 million for Federal taxes and $7.4 million and $7.7 million for state taxes, respectively. The Bank has recognized its Federal and state deferred tax assets because management believes that it is more likely than not that the net deferred tax assets will be realized. The deferred taxes reported on the Bank's Consolidated Statements of Condition at December 31, 2000 and 1999 also include a $7.6 million deferred tax asset and a $90.8 million deferred tax asset, respectively, for the tax effect of the net unrealized gains or losses associated with marking to market certain securities designated as available-for-sale.

     Total income tax expense of $97.3 million for 2000, $39.2 million for 1999, and $45.3 million for 1998 reflects effective tax rates of 30.1 percent, 21.4 percent, and 25.9 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                              YEARS ENDED DECEMBER 31
                                     --------------------------------------------------------------------------
                                              2000                      1999                      1998
                                     ----------------------    ----------------------    ----------------------
                                                 PERCENT OF                PERCENT OF                PERCENT OF
                                                   PRETAX                    PRETAX                    PRETAX
                                      AMOUNT       INCOME       AMOUNT       INCOME       AMOUNT       INCOME
                                     --------    ----------     ------     ----------    --------    ----------
                                                                   (IN THOUSANDS)
Computed tax expense...............  $113,322       35.0%      $ 64,227       35.0%      $ 61,195       35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense
     disallowance..................    (1,045)      (0.3)        (1,718)      (0.9)        (2,030)      (1.1)
  Bank-owned insurance.............   (15,758)      (4.9)       (14,477)      (7.9)       (11,319)      (6.5)
  Equity ownership in
     securitization trust..........    (1,673)      (0.5)        (5,601)      (3.1)            --         --
  Other, net.......................     2,488        0.8         (3,228)      (1.7)        (2,560)      (1.5)
                                     --------       ----       --------       ----       --------       ----
Actual tax expense.................  $ 97,334       30.1%      $ 39,203       21.4%      $ 45,286       25.9%
                                     ========       ====       ========       ====       ========       ====

     The tax expense from net gains on security sales amounted to $5.7 million, $5.3 million, and $10.3 million in 2000, 1999, and 1998, respectively.

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

     As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2000 that have changed the capital category of the Bank.

     At December 31, 2000 the Bank had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock. Dividends on the preferred stock are noncumulative and are payable at the rate of 7 3/8% per annum. During both 2000 and 1999, $18 million of dividends were paid on the preferred stock. The preferred stock qualifies as Tier 1 Capital for U.S. banking regulatory purposes.

     The following table summarizes the Bank's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                          TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                              ACTUAL             ADEQUACY PURPOSES           ACTION PROVISIONS
                                       --------------------   ------------------------   -------------------------
                                        CAPITAL     CAPITAL      CAPITAL      CAPITAL       CAPITAL       CAPITAL
                                         AMOUNT      RATIO       AMOUNT        RATIO        AMOUNT         RATIO
                                       ----------   -------   -------------   --------   -------------   ---------
                                                                     (IN THOUSANDS)
As of December 31, 2000:
 Total Capital to Risk-Weighted
   Assets............................  $1,903,085   10.98%    M $ 1,386,583    M 8.00%   M $ 1,733,229    M 10.00%
 Tier 1 Capital to Risk-Weighted
   Assets............................  $1,569,134    9.06%    M $   692,774    M 4.00%   M $ 1,039,162    M  6.00%
 Tier 1 Capital to Average Assets....  $1,569,134    7.40%    M $   848,181    M 4.00%   M $ 1,060,226    M  5.00%
As of December 31, 1999:
 Total Capital to Risk-Weighted
   Assets............................  $1,740,498   10.77%    M $ 1,292,849    M 8.00%   M $ 1,616,061    M 10.00%
 Tier 1 Capital to Risk-Weighted
   Assets............................  $1,401,796    8.68%    M $   645,989    M 4.00%   M $   968,983    M  6.00%
 Tier 1 Capital to Average Assets....  $1,401,796    7.29%    M $   769,161    M 4.00%   M $   961,451    M  5.00%

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     The Bank's investment in the combined net assets of its wholly-owned subsidiaries was $581 million and $527 million at December 31, 2000 and 1999, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $248 million of dividends at December 31, 2000. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by the Bank amounted to $83 million and $60 million in 2000 and 1999, respectively.

     The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2000 and 1999, daily average reserve balances of $209 million and $191 million, respectively, were required for the Bank. At year-end 2000 and 1999, balances on deposit at the Federal Reserve Bank totaled $285 million and $215 million, respectively.

17. CONTINGENT LIABILITIES

     The Bank and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's financial position or results of operations.

18. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                             FOREIGN      DOMESTIC      CONSOLIDATED
                                                             --------    -----------    ------------
                                                                         (IN THOUSANDS)
2000
Total operating income...................................    $ 53,698    $ 1,754,161    $ 1,807,859
Total expenses...........................................      15,597      1,468,484      1,484,081
                                                             --------    -----------    -----------
Income before taxes......................................      38,101        285,677        323,778
Applicable income taxes..................................      15,143         82,191         97,334
                                                             --------    -----------    -----------
Net income...............................................    $ 22,958    $   203,486    $   226,444
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $223,976    $21,065,639    $21,289,615
                                                             ========    ===========    ===========
1999
Total operating income...................................    $ 46,974    $ 1,379,131    $ 1,426,105
Total expenses...........................................      14,803      1,227,797      1,242,600
                                                             --------    -----------    -----------
Income before taxes......................................      32,171        151,334        183,505
Applicable income taxes..................................      12,786         26,417         39,203
                                                             --------    -----------    -----------
Net income...............................................    $ 19,385    $   124,917    $   144,302
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $322,297    $19,715,768    $20,038,065
                                                             ========    ===========    ===========
1998
Total operating income...................................    $ 53,747    $ 1,289,417    $ 1,343,164
Total expenses...........................................      11,627      1,156,694      1,168,321
                                                             --------    -----------    -----------
Income before taxes......................................      42,120        132,723        174,843
Applicable income taxes..................................      16,741         28,545         45,286
                                                             --------    -----------    -----------
Net income...............................................    $ 25,379    $   104,178    $   129,557
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $219,883    $17,777,579    $17,997,462
                                                             ========    ===========    ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2000, 1999 and 1998, identifiable foreign assets accounted for 1 percent, 2 percent and 1 percent, respectively, of total consolidated assets.

19. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 2000 and 1999, intangible assets, including goodwill resulting from business combinations, amounted to $221 million and $242 million, respectively. Amortization of these intangibles amounted to $22.7 million in 2000, $22.7 million in 1999, and $21.5 million in 1998. The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Bank's reported results.

     In March 2000, the Bank sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain of $45.6 million.

     On December 1, 2000, the Bank sold its merchant card business to the credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada. The sale resulted in a pretax gain to the Bank of $60.2 million, which was eliminated in the consolidation of the Bank's results with Bank of Montreal.

20. RELATED PARTY TRANSACTIONS

     During 2000, 1999 and 1998, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, purchasing and selling Federal funds, repurchase and reverse repurchase agreements, short-term borrowings, interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2000, 1999 and 1998, the Bank received from BMO approximately $14.7 million, $14.6 million and $17.1 million respectively, primarily for trust services, data processing and other operations support provided by the Bank. The Corporation made payments to BMO of approximately $17.0 million, $17.2 million and $9.1 million in 2000, 1999 and 1998, respectively.

     The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2000, 1999 and 1998 foreign exchange revenues included $7.2 million, $8.3 million and $6.8 million of net profit, respectively, under this agreement.

     On December 29, 2000, the Bank and BMO entered into an agreement whereby the Bank will sell $178 million in commercial loans to BMO. These loans were reclassified to "Assets Held for Sale" on the Statement of Condition as of December 31, 2000. The Corporation expects settlement to occur in the first quarter of 2001. The loans were sold at carrying value which equates to fair market value; accordingly, no gain or loss was recorded.