Form 10-Q
period 2001-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2001-05-14
CIK 1046788

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

The number of shares of Common Stock, $1.00 par value, outstanding on May 11, 2001 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part
  I....    FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Balance Sheets..............................................    2
           Statements of Operations and Other Comprehensive Income.....    3
           Statements of Changes in Stockholders' Equity...............    4
           Statements of Cash Flows....................................    5
           Notes to Financial Statements...............................    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    6
Part II    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K............................   19
Signatures ............................................................   19

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                      MARCH 31, 2001    DECEMBER 31, 2000    MARCH 31, 2000
                                                      --------------    -----------------    --------------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings
  Bank............................................       $  1,063           $    819            $    410
Securities purchased from Harris Trust and Savings
  Bank under agreement to resell..................         14,002              3,000               6,501
Notes receivable from Harris Trust and Savings
  Bank............................................         91,611            102,960             129,577
Securities available-for-sale:
  Mortgage-backed.................................        342,163            352,965             309,516
  U.S. Treasury...................................         39,903             24,850              24,896
Securing mortgage collections due from Harris
  Trust and Savings Bank..........................          4,042              2,786               3,102
Other assets......................................          2,810              2,559               2,516
                                                         --------           --------            --------
       Total assets...............................       $495,594           $489,939            $476,518
                                                         ========           ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses..................................       $     84           $    115            $     66
                                                         --------           --------            --------

Commitments and contingencies.....................             --                 --                  --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000; 20,000,000 shares authorized,
  10,000,000 shares issued and outstanding........        250,000            250,000             250,000
Common stock ($1 par value); 1,000 shares
  authorized, issued and outstanding..............              1                  1                   1
Additional paid-in capital........................        240,733            240,733             240,733
Earnings in excess of distributions...............          5,833                536               3,520
Accumulated other comprehensive
  income -- unrealized losses on
  available-for-sale securities...................         (1,057)            (1,446)            (17,802)
                                                         --------           --------            --------
       Total stockholders' equity.................        495,510            489,824             476,452
                                                         --------           --------            --------
       Total liabilities and stockholders'
          equity..................................       $495,594           $489,939            $476,518
                                                         ========           ========            ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                      QUARTER ENDED
                                                                         MARCH 31
                                                                --------------------------
                                                                   2001           2000
                                                                   ----           ----
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell..............................     $     543      $     313
  Notes receivable from Harris Trust and Savings Bank.......         1,584          2,150
  Securities available-for-sale:
     Mortgage-backed........................................         5,569          5,462
     U.S. Treasury..........................................           167              4
                                                                 ---------      ---------
       Total interest income................................         7,863          7,929
NON-INTEREST INCOME:
  Gain on sale of securities................................         2,203             --
                                                                 ---------      ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................            75            103
  Advisory fees paid to Harris Trust and Savings Bank.......            12             15
  General and administrative................................            73             31
                                                                 ---------      ---------
       Total operating expenses.............................           160            149
                                                                 ---------      ---------
Net income..................................................         9,906          7,780
Preferred dividends.........................................         4,609          4,609
                                                                 ---------      ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................     $   5,297      $   3,171
                                                                 =========      =========
Basic and diluted earnings per common share.................     $5,297.00      $3,171.00
                                                                 =========      =========
Net income..................................................     $   9,906      $   7,780
Other comprehensive income -- unrealized gains/(losses) on
  available-for-sale securities.............................           389           (610)
                                                                 ---------      ---------
Comprehensive income........................................     $  10,295      $   7,170
                                                                 =========      =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 QUARTER ENDED MARCH 31
                                                                -------------------------
                                                                  2001            2000
                                                                  ----            ----
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Balance at January 1........................................    $489,824        $473,891
  Net income................................................       9,906           7,780
  Other comprehensive income/(loss).........................         389            (610)
  Dividends (preferred stock $0.4609 per share).............      (4,609)         (4,609)
                                                                --------        --------
Balance at March 31.........................................    $495,510        $476,452
                                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                QUARTER ENDED MARCH 31
                                                                ----------------------
                                                                   2001         2000
                                                                   ----         ----
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $   9,906     $  7,780
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (2,203)          --
     Net (increase) decrease in other assets................         (251)          71
     Net decrease in accrued expenses.......................          (31)         (31)
     Other, net.............................................       10,571        5,126
                                                                ---------     --------
       Net cash provided in operating activities............       17,992       12,946
                                                                ---------     --------
INVESTING ACTIVITIES:
  Net (increase) decrease in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................      (11,002)       8,499
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................       11,349        7,172
  (Increase) decrease in securing mortgage collections due
     from Harris Trust and Savings Bank.....................       (1,256)          23
  Purchases of securities available-for-sale................     (138,975)     (24,883)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................      126,745           --
                                                                ---------     --------
       Net cash used by investing activities................      (13,139)      (9,189)
                                                                ---------     --------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................       (4,609)      (4,609)
                                                                ---------     --------
       Net cash used by financing activities................       (4,609)      (4,609)
                                                                ---------     --------
  Net increase (decrease) in cash on deposit with Harris
     Trust and Savings Bank.................................          244         (852)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          819        1,262
                                                                ---------     --------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................    $   1,063     $    410
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

     The accompanying financial statements have been prepared by management from the books and records of the Company, without audit by independent certified public accountants. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company's 2000 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

     The Company's net income for the first quarter of 2001 was $9.9 million. This represented a $2.1 million or 26.9% increase from 2000 earnings of $7.8 million.

                      HARRIS PREFERRED CAPITAL CORPORATION

     First quarter 2001 interest income on the Notes totaled $1.6 million and yielded 6.4% on $98.7 million of average principal outstanding for the quarter compared to $2.2 million and a 6.4% yield on $135 million average principal outstanding for first quarter 2000. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for first quarter 2001 and 2000 was $122 million and $167 million, respectively. Interest income on securities available-for-sale for the current quarter was $5.7 million resulting in a yield of 6.6% on an average balance of $348 million, compared to $5.5 million with a yield of 7.1% on an average balance of $309 million for the same period a year ago. The increase in interest income is primarily attributable to an increase in the investment securities portfolio partially offset by a reduction in yield. As securities mature or are sold, proceeds are invested in lower yielding securities as market interest rates have been declining in recent months. Gains from investment securities sales increased $2.2 million from the same period in 2000. There were no Company borrowings during the quarter.

     First quarter 2001 operating expenses totaled $160 thousand, an increase of $11 thousand or 7% from the first quarter of 2000. Loan servicing expenses totaled $75 thousand, a decrease of $28 thousand or 27% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the first quarter 2001 were $12 thousand compared to $15 thousand a year earlier. General and administrative expenses totaled $73 thousand, an increase of $42 thousand over first quarter 2000, primarily due to the timing of rating agency fees and insurance costs paid in the current quarter.

     At March 31, 2001 and 2000, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

     On March 30, 2001, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on March 15, 2001, as declared on March 2, 2001. On March 30, 2000, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on March 15, 2000, as declared on March 6, 2000.

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

     In order to remain qualified as a REIT, the Company must distribute annually at least 90% (95% for years prior to January 1, 2001) of its adjusted REIT taxable income, as provided for under the Internal Revenue Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs.

                      HARRIS PREFERRED CAPITAL CORPORATION

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $7.8 million provided from operations during the three months ended March 31, 2001 were $11 million provided by principal payments on the Notes and $137 million from the maturities and sales of securities available-for-sale. In the prior period ended March 31, 2000, the primary sources of funds other than from operations of $7.8 million were $7 million provided by principal payments on the Notes and $5 million from the maturities of securities available-for-sale. The primary use of funds for the three months ended March 31, 2001 was $139 million in purchases of securities available-for-sale. For the prior year's quarter ended March 31, 2000 the primary uses of funds were $25 million in purchases of securities available-for-sale, and $5 million in preferred stock dividends.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2000.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this Statement at January 1, 2001. The adoption did not have an effect on the Company because the Company has not invested in derivatives or participated in hedging activities.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards pertaining to accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It carries over most of the provisions of SFAS No. 125 without change. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the implementation of this Statement to have a material effect on the Company's financial position or results of operations.

OTHER MATTERS

     As of March 31, 2001, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                           MARCH 31      DECEMBER 31     MARCH 31
                                                             2001           2000           2000
                                                           --------      -----------     --------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
  Cash and demand balances due from banks.............    $ 1,081,252    $ 1,292,694    $ 1,204,405
Money market assets:
  Interest-bearing deposits at banks..................        174,005        141,348        251,413
  Federal funds sold and securities purchased under
     agreement to resell..............................        394,925        491,075        228,400
Trading account assets................................         39,910         65,211         24,118
Securities available-for-sale.........................      6,593,537      6,500,164      6,423,333
Loans.................................................     10,689,492     10,768,712     10,661,073
Allowance for possible loan losses....................       (115,761)      (118,951)      (114,583)
                                                          -----------    -----------    -----------
  Net loans...........................................     10,573,731     10,649,761     10,546,490
Premises and equipment................................        284,303        284,142        279,410
Customers' liability on acceptances...................         36,334         34,100         50,213
Bank-owned insurance investments......................        916,601        906,103        871,857
Assets held for sale..................................        125,908        242,271             --
Goodwill and other valuation intangibles..............        217,314        221,326        230,929
Other assets..........................................        515,706        461,420        625,621
                                                          -----------    -----------    -----------
       TOTAL ASSETS...................................    $20,953,526    $21,289,615    $20,736,189
                                                          ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...    $ 2,376,021    $ 3,067,296    $ 3,138,066
                              -- interest-bearing.....      7,090,977      7,065,300      6,644,802
Deposits in foreign offices   -- noninterest
                              bearing.................         36,853         34,780         35,549
                              -- interest-bearing.....      2,375,965      2,326,001      1,976,374
                                                          -----------    -----------    -----------
       Total deposits.................................     11,879,816     12,493,377     11,794,791
Federal funds purchased and securities sold under
  agreement to repurchase.............................      5,191,832      4,608,879      4,510,048
Other short-term borrowings...........................        884,041      1,489,730      1,539,403
Senior notes..........................................        608,500        389,500        853,000
Acceptances outstanding...............................         36,334         34,100         50,219
Accrued interest, taxes and other expenses............        257,354        213,794        160,221
Other liabilities.....................................         74,554         60,812         50,461
Minority interest-preferred stock of subsidiary.......        250,000        250,000        250,000
Long-term notes.......................................        225,000        225,000        225,000
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES..............................     19,407,431     19,765,192     19,433,143
                                                          -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....        100,000        100,000        100,000
Surplus...............................................        616,340        613,365        611,254
Retained earnings.....................................        820,786        821,719        730,378
Accumulated other comprehensive income (loss).........          8,969        (10,661)      (138,586)
                                                          -----------    -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY.....................      1,546,095      1,524,423      1,303,046
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....    $20,953,526    $21,289,615    $20,736,189
                                                          ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                      MARCH 31
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
                                                                (IN THOUSANDS EXCEPT
                                                                    SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $217,646    $205,972
Money market assets:
  Deposits at banks.........................................         841         571
  Federal funds sold and securities purchased under
    agreement to resell.....................................       4,380       3,190
Trading account.............................................         749         665
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      98,173      98,081
  State and municipal.......................................          66         338
  Other.....................................................         433         356
                                                                --------    --------
  Total interest income.....................................     322,288     309,173
                                                                --------    --------
INTEREST EXPENSE
Deposits....................................................     111,573      97,643
Short-term borrowings.......................................      81,552      81,749
Senior notes................................................       8,430      16,087
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609
Long-term notes.............................................       3,959       3,756
                                                                --------    --------
  Total interest expense....................................     210,123     203,844
                                                                --------    --------
NET INTEREST INCOME.........................................     112,165     105,329
Provision for loan losses...................................      14,458       5,145
                                                                --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........      97,707     100,184
                                                                --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      22,390      29,814
Money market and bond trading...............................       5,661         265
Foreign exchange............................................       1,675       1,800
Merchant and charge card fees...............................          42       5,329
Service fees and charges....................................      22,128      24,661
Securities gains............................................      12,963          --
Gain on sale of corporate trust businesses..................          --      47,193
Bank-owned insurance investments............................      11,599       9,859
Foreign fees................................................       5,089       4,981
Other.......................................................      13,806       8,059
                                                                --------    --------
  Total noninterest income..................................      95,353     131,961
                                                                --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      68,131      70,683
Pension, profit sharing and other employee benefits.........      13,612      13,688
Net occupancy...............................................       8,656      10,671
Equipment...................................................      12,561      13,370
Marketing...................................................       6,627       5,229
Communication and delivery..................................       4,668       4,546
Expert services.............................................       4,962       5,423
Contract programming........................................       6,698       3,488
Other.......................................................      (1,902)        507
                                                                --------    --------
                                                                 124,013     127,605
Goodwill and other valuation intangibles....................       5,773       5,686
                                                                --------    --------
  Total noninterest expenses................................     129,786     133,291
                                                                --------    --------
Income before income taxes..................................      63,274      98,854
Applicable income taxes.....................................      16,207      31,751
                                                                --------    --------
  NET INCOME................................................    $ 47,067    $ 67,103
                                                                ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   4.71    $   6.71
                                                                ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                     QUARTER ENDED
                                                                        MARCH 31
                                                                  --------------------
                                                                   2001         2000
                                                                   ----         ----
                                                                     (IN THOUSANDS)
Net income..................................................      $47,067      $67,103
Other comprehensive income:
  Cash flow hedges:
     Cumulative effect of accounting change.................       (7,976)          --
     Net unrealized gain on derivative instruments, net of
      tax expense of $1,189.................................        2,024           --
  Unrealized gains (losses) on available-for-sale
     securities:
     Unrealized holding gains (losses) arising during the
      period, net of tax expense (benefit) of $22,016 in
      2001 and ($589) in 2000...............................       33,502         (893)
     Less reclassification adjustment for realized gains
      included in income statement, net of tax expense of
      $5,043 in 2001 and $0 in 2000.........................       (7,920)          --
                                                                  -------      -------
  Other comprehensive income (loss).........................       19,630         (893)
                                                                  -------      -------
Comprehensive income........................................      $66,697      $66,210
                                                                  =======      =======

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2001          2000
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,524,423    $1,251,094
  Net income................................................        47,067        67,103
  Contributions to capital..................................         2,975           742
  Dividends -- common stock.................................       (48,000)      (15,000)
  Other comprehensive income (loss).........................        19,630          (893)
                                                                ----------    ----------
BALANCE AT MARCH 31.........................................    $1,546,095    $1,303,046
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  QUARTER ENDED MARCH 31
                                                                --------------------------
                                                                   2001           2000
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................    $    47,067    $    67,103
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         14,458          5,145
  Depreciation and amortization, including intangibles......         16,845         17,460
  Deferred tax expense (benefit)............................          1,668            (91)
  Gain on sales of securities...............................        (12,963)            --
  Gain on sale of corporate trust businesses................             --        (47,193)
  Trading account net sales.................................         25,301         42,878
  Net decrease in interest receivable.......................         42,093         11,582
  Net decrease in interest payable..........................        (12,328)       (26,153)
  Net decrease in assets held for sale......................        116,363         45,224
  Other, net................................................        (13,825)        (8,810)
                                                                -----------    -----------
     Net cash provided by operating activities..............        224,679        107,145
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........        (32,657)       (11,581)
  Net decrease in Federal funds sold and securities
     purchased under agreement to resell....................         96,150         69,600
  Proceeds from sales of securities available-for-sale......        696,111              0
  Proceeds from maturities of securities
     available-for-sale.....................................      2,060,377        726,589
  Purchases of securities available-for-sale................     (2,794,344)      (886,414)
  Net decrease (increase) in loans..........................         61,572       (646,760)
  Purchases of premises and equipment.......................        (11,233)        (8,702)
  Net increase in bank-owned insurance investments..........        (10,498)       (99,278)
  Other, net................................................        (36,302)      (189,821)
                                                                -----------    -----------
     Net cash provided (used) by investing activities.......         29,176     (1,046,367)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................       (613,561)       665,104
  Net increase (decrease) in Federal funds purchased and
     securities sold under agreement to repurchase..........        582,953       (229,530)
  Net (decrease) increase in short-term borrowings..........       (605,689)       858,306
  Proceeds from issuance of senior notes....................        838,500         75,000
  Repayment of senior notes.................................       (619,500)      (722,000)
  Net cash proceeds from the sale of the corporate trust
     businesses.............................................             --         88,704
  Cash dividends paid on common stock.......................        (48,000)       (15,000)
                                                                -----------    -----------
     Net cash (used) provided by financing activities.......       (465,297)       720,584
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (211,442)      (218,638)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,292,694      1,423,043
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31....    $ 1,081,252    $ 1,204,405
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the three months ended March 31 totaled $222.5 million and $230.0 million in 2001 and 2000, respectively. Cash income tax payments over the same periods totaled $16.1 million and $6.1 million, respectively.

4. ACCOUNTING CHANGES

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. It carries over most of the provisions of SFAS No. 125 without change. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Bank does not expect the implementation of this Statement to have a material effect on the Bank's financial position or results of operations.

5. DERIVATIVES

     The Bank adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", on January 1, 2001. The transition adjustment arising from the adoption of the Statement on January 1, 2001 was not material to the consolidated financial statements of the Bank.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

     All derivative instruments are recognized at fair value in the Consolidated Statement of Condition. All derivative instruments are designated either as hedges or as held for trading or non-hedging purposes.

     Derivative instruments that are used in the management of the Bank's risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. On the date that the Bank enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability, a foreign currency fair value or cash flow hedge, or a hedge of a net investment in a foreign operation. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income only until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a foreign currency hedge are recorded in either current period earnings or other comprehensive income depending on whether the hedging relationship meets the criteria for a fair value or cash flow hedge. For a derivative used as a hedge of a net investment in a foreign operation, changes in the derivative's fair value, to the extent that the hedge is effective, are recorded in the cumulative translation adjustment account within other comprehensive income.

     The Bank formally documents all hedging relationships at inception of hedge transactions. The process includes documenting the risk management objective and strategy for undertaking the hedge transaction and identifying the specific derivative instrument and the specific underlying asset, liability, firm commitment or forecasted transaction. The Bank formally assesses, both at inception and on an ongoing quarterly basis, whether the derivative hedging instruments have been highly effective in offsetting changes in the fair value or cash flows of the hedged items and whether the derivatives are expected to remain highly effective in future periods.

     Hedge accounting is discontinued prospectively when the Bank determines that the hedge is no longer highly effective, the derivative instrument expires or is sold, terminated or exercised, it is no longer probable that the forecasted transaction will occur, the hedged firm commitment no longer meets the definition of a firm commitment, or the designation of the derivative as a hedging instrument is no longer appropriate.

     When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument will continue to be recorded on the balance sheet at fair value but the underlying hedged item will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting in discontinued because it is no longer probable that the forecasted transaction will occur, the gain or loss on the derivative that was in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.

     Derivative instruments that are used as part of the Bank's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Bank has an interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by interest rate volatility. The Bank manages interest rate sensitivity by modifying the repricing or maturity characteristics of certain fixed rate assets so that net interest margin is not adversely affected, on a material basis, by movements in interest rates. As a result of interest rate fluctuations, fixed rate assets will appreciate or depreciate in market value. The effect of the unrealized appreciation or depreciation will generally be offset by the gains or losses on the derivative instruments.

     The Bank has a foreign currency risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by foreign currency exchange rate fluctuations. Certain senior notes are denominated in foreign currency, creating exposure to changes in exchange rates. The Bank uses cross currency interest rate swaps and foreign currency forward exchange contracts to hedge this risk.

     The Bank uses various interest rate and foreign exchange derivative contracts as part of its dealer and trading activities. As dealer, the Bank serves customers seeking to manage interest rate risk by entering into contracts as a counterparty to their (customer) transactions. In its trading activities, the Bank uses interest rate contracts to profit from expected future market movements. The Bank is also a dealer in foreign exchange contracts.

     Interest rate derivative contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Bank's cost of replacing contracts at current market rates. The Bank manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements, which provide for netting of contractual receivables and payables in the event of default or bankruptcy. Netting agreements apply to situations where the Bank is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Market risk is the potential for loss arising from potential adverse changes in underlying market factors, including interest and foreign exchange rates. The Bank manages market risk through the imposition of integrated value-at-risk limits and an active, independent monitoring process. Value-at-risk methodology is used for measuring the market risk of the Bank's trading positions. This statistical methodology uses recent market volatility to estimate the maximum daily trading loss that the Bank would expect to incur, on average, 99 percent of the time. The model also measures the effect of correlation among the various trading instruments to determine how much risk is eliminated by offsetting positions.

     Foreign exchange derivative contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior.

     FAIR VALUE HEDGES

     The Bank uses interest rate swaps to alter the character of revenue earned on certain long-term, fixed rate loans. Interest rate swaps convert the fixed rate loans into variable rate loans. Interest rate swap contracts

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.

     For fair value hedges, as of March 31, 2001 the Bank recorded the fair value of derivative instrument liabilities of $5.4 million in other liabilities. A net loss of $0.2 million was recorded for the quarter ended March 31, 2001 representing the ineffective portion of all of the Bank's fair value hedges. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

     CASH FLOW HEDGES

     The Bank uses a total return swap to reduce the variability associated with the cash flows from an equity security. A total return swap converts the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap are recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security is also recorded in other comprehensive income. For cash flow hedges, as of March 31, 2001 the Bank recorded the fair value of derivative instrument liabilities of $9.4 million in other liabilities. No hedge ineffectiveness was recorded to earnings for the quarter ended March 31, 2001. The unrealized gain
(loss) in accumulated other comprehensive income related to the total return swap will be reclassified to earnings if and when the unrealized holding gain
(loss) on the available-for-sale equity security affects earnings. The amount expected to be reclassified into earnings over the next twelve months is expected to be immaterial. The Bank is hedging its exposure to the variability of future cash flows over a maximum term of nineteen months.

     DEALER AND TRADING ACTIVITIES

     Trading activities include derivative transactions that are entered into for risk management purposes and do not otherwise qualify for hedge accounting.

     Foreign exchange contracts are used to stabilize any currency exchange rate fluctuation for certain senior notes. The derivative instruments, primarily cross currency interest rate swaps, do not qualify for hedge accounting.

     The Bank has qualifying mortgage loan commitments that are intended to be sold in the secondary market. The commitments are derivatives, but since they are not firm commitments they do not qualify for hedge accounting. The Bank enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility.

     The Bank utilizes various derivative instruments to meet its customers' financing and risk management needs and produce fee income and trading profits. Interest rate contracts include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps.

     As of March 31, 2001 the Bank recorded the fair value of trading derivative instrument assets of $216.0 million in other assets and trading derivative instrument liabilities of $217.8 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FIN No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

6. CORPORATE TRUST SALE

     In March 2000, Bankcorp sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pre-tax gain to Bankcorp of $50.2 million in first quarter 2000. The Bank recognized $47.2 million of that gain. Additional revenue of approximately $2.0 million was recognized in first quarter.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

SUMMARY

     The Bank had first quarter 2001 net income of $47.1 million, a decrease of $20.0 million or 30 percent from first quarter 2000. First quarter 2000 earnings included a pretax gain of $47.2 million resulting from the sale of the corporate trust business. Excluding this gain, earnings in the first quarter increased from $39.2 million last year to $47.1 million, an increase of 20 percent.

     Cash ROE was 15.67 percent in the current quarter. Excluding the gain on the sale of the corporate trust business, cash ROE was 17.10 percent in first quarter 2000. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity and the corporate trust gain, cash ROE rose 96 basis points from last year's first quarter. These favorable operating results were attributable to continued strong earnings growth in the core businesses and a more favorable interest rate environment that contributed to increased earnings from treasury and trading activities. This was partially offset by an increased loan loss provision with a slowing economy.

     First quarter net interest income on a fully taxable equivalent basis was $117.1 million, up $6.6 million or 6 percent from $110.5 million in 2000's first quarter. Average earning assets rose 3 percent to $17.92 billion from $17.42 billion in 2000, primarily attributable to an increase of $383 million in average loans and $101 million in money market assets, somewhat offset by a decline in investment securities of $69 million. Consumer loans and residential mortgages were the most significant contributors to the growth in loans. Net interest margin increased to 2.69 percent from 2.55 percent in the same quarter last year.

     The first quarter 2001 provision for loan losses of $14.5 million was up $9.3 million from $5.1 million in the first quarter of 2000. Net charge-offs were $17.6 million compared to $4.3 million in the prior year's quarter. Most of the increase resulted from higher commercial loan write offs.

     First quarter 2001 noninterest income of $95.4 million decreased $36.6 million from the same quarter last year. Excluding the $47.2 million gain on the sale of the corporate trust business in 2000, noninterest income increased 13 percent. Further, last year's results also included operating revenue for both the corporate trust business and the merchant card business which was also sold in 2000. Excluding both the gain on trust sale and operating revenue from these businesses, noninterest revenue increased 32 percent. Most of the increase resulted from additional net gains from securities sales of $13.0 million and higher bond trading profits of $5.7 million.

     First quarter 2001 noninterest expenses of $129.8 million decreased $3.5 million or 3 percent from the year-ago quarter. Excluding the operating expenses for the corporate trust and merchant card businesses sold in 2000, noninterest expenses increased five percent.

     Nonperforming assets at March 31, 2001 were $109 million or 1.02 percent of total loans, compared to $101 million or 0.94 percent at December 31, 2000, and $34 million or 0.32 percent a year ago. At March 31, 2001, the allowance for possible loan losses was $116 million, equal to 1.08 percent of loans outstanding, compared to $115 million or 1.07 percent at the end of first quarter 2000. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 300 percent at March 31, 2000 compared to 106 percent at March 31, 2001.

     At March 31, 2001, Tier 1 capital of the Bank amounted to $1.58 billion, up from $1.46 billion one year earlier. The regulatory leverage capital ratio was
7.65 percent for the first quarter of 2001 compared to 7.24 percent in the same quarter of 2000. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 2001 Tier 1 and total risk-based capital ratios were 9.31 percent and 11.23 percent compared to respective ratios of 8.66 percent and 10.61 percent at March 31, 2000.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) REPORTS ON FORM 8-K: NONE

                                        SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of May, 2001.

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

                                          /s/ PIERRE O. GREFFE
                                          --------------------------------------
                                          Pierre O. Greffe
                                          Chief Financial Officer