Form 10-Q
period 2001-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2001-08-13
CIK 1046788

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 1-13805

                      HARRIS PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

           MARYLAND                       # 36-4183096
(State or other jurisdiction of  (I.R.S. Employer Identification
        incorporation or                      No.)
          organization)

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

The number of shares of Common Stock, $1.00 par value, outstanding on August 13, 2001 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part
  I....    FINANCIAL INFORMATION
Item 1.    Financial Statements:
           Balance Sheets..............................................    2
           Statements of Operations and Other Comprehensive Income.....    3
           Statements of Changes in Stockholders' Equity...............    4
           Statements of Cash Flows....................................    5
           Notes to Financial Statements...............................    6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    6
Part II    OTHER INFORMATION
Item 6.    Reports on Form 8-K.........................................   10
Signatures ............................................................   22

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                        JUNE 30, 2001    DECEMBER 31, 2000    JUNE 30, 2000
                                                        -------------    -----------------    -------------
                                                                          (IN THOUSANDS)
ASSETS
Cash on deposit with Harris Trust and Savings
  Bank..............................................      $    540           $    819           $    865
Securities purchased from Harris Trust and Savings
  Bank under agreement to resell....................        10,001              3,000              5,801
Notes receivable from Harris Trust and Savings
  Bank..............................................        78,922            102,960            120,859
Securities available-for-sale:
  Mortgage-backed...................................       376,831            352,965            305,190
  U.S. Treasury.....................................        24,973             24,850             44,874
Securing mortgage collections due from Harris Trust
  and Savings Bank..................................         2,765              2,786              2,907
Other assets........................................         2,500              2,559              2,426
                                                          --------           --------           --------
       Total assets.................................      $496,532           $489,939           $482,922
                                                          ========           ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses....................................      $     44           $    115           $     57
                                                          --------           --------           --------
Commitments and contingencies.......................            --                 --                 --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000; 20,000,000 shares authorized, 10,000,000
  shares issued and outstanding.....................       250,000            250,000            250,000
Common stock ($1 par value); 1,000 shares
  authorized, issued and outstanding................             1                  1                  1
Additional paid-in capital..........................       240,733            240,733            240,733
Earnings in excess of distributions.................         8,842                536              6,703
Accumulated other comprehensive income -- net
  unrealized losses on available-for-sale
  securities........................................        (3,088)            (1,446)           (14,572)
                                                          --------           --------           --------
       Total stockholders' equity...................       496,488            489,824            482,865
                                                          --------           --------           --------
       Total liabilities and stockholders' equity...      $496,532           $489,939           $482,922
                                                          ========           ========           ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                     QUARTER ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                     ----------------------    ------------------------
                                                       2001         2000         2001           2000
                                                       ----         ----         ----           ----
                                                                       (IN THOUSANDS)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to resell......    $     372    $     461    $     915      $     774
  Notes receivable from Harris Trust and Savings
     Bank........................................        1,382        2,027        2,966          4,177
  Securities available-for-sale:
     Mortgage-backed.............................        5,850        5,354       11,419         10,816
     U.S. Treasury...............................          120          170          287            174
                                                     ---------    ---------    ---------      ---------
       Total interest income.....................        7,724        8,012       15,587         15,941
NON-INTEREST INCOME:
  Gain on sale of securities.....................           --           --        2,203             --
                                                     ---------    ---------    ---------      ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and
     Savings Bank................................           64           97          139            200
  Advisory fees paid to Harris Trust and Savings
     Bank........................................            8           15           20             30
  General and administrative.....................           34          108          107            139
                                                     ---------    ---------    ---------      ---------
       Total operating expenses..................          106          220          266            369
                                                     ---------    ---------    ---------      ---------
Net income.......................................        7,618        7,792       17,524         15,572
Preferred dividends..............................        4,609        4,609        9,218          9,218
                                                     ---------    ---------    ---------      ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER.......    $   3,009    $   3,183    $   8,306      $   6,354
                                                     =========    =========    =========      =========
Basic and diluted earnings per common share......    $3,009.00    $3,183.00    $8,306.00      $6,354.00
                                                     =========    =========    =========      =========
Net income.......................................    $   7,618    $   7,792    $  17,524      $  15,572
Other comprehensive income -- net unrealized
  gains (losses) on available-for-sale
  securities.....................................       (2,031)       3,230       (1,642)         2,620
                                                     ---------    ---------    ---------      ---------
Comprehensive income.............................    $   5,587    $  11,022    $  15,882      $  18,192
                                                     =========    =========    =========      =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30
                                                                -------------------------
                                                                  2001            2000
                                                                  ----            ----
                                                                     (IN THOUSANDS)
Balance at January 1........................................    $489,824        $473,891
  Net income................................................      17,524          15,572
  Other comprehensive income (loss).........................      (1,642)          2,620
  Dividends -- Series A preferred stock.....................      (9,218)         (9,218)
                                                                --------        --------
Balance at June 30..........................................    $496,488        $482,865
                                                                ========        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30
                                                                ------------------------
                                                                   2001            2000
                                                                   ----            ----
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $  17,524        $15,572
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (2,203)            --
     Net decrease in other assets...........................           59            161
     Net decrease in accrued expenses.......................          (71)           (40)
                                                                ---------        -------
       Net cash provided by operating activities............       15,309         15,693
                                                                ---------        -------
INVESTING ACTIVITIES:
  Net (increase) decrease in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................       (7,001)         9,199
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................       24,038         15,890
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................           21            218
  Purchases of securities available-for-sale................     (213,589)       (44,874)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................      190,161         12,695
                                                                ---------        -------
       Net cash used in investing activities................       (6,370)        (6,872)
                                                                ---------        -------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................       (9,218)        (9,218)
                                                                ---------        -------
       Net cash used by financing activities................       (9,218)        (9,218)
                                                                ---------        -------
  Net decrease in cash on deposit with Harris Trust and
     Savings Bank...........................................         (279)          (397)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          819          1,262
                                                                ---------        -------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................    $     540        $   865
                                                                =========        =======

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

RESULTS OF OPERATIONS

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

     The Company's net income for the second quarter of 2001 was $7.6 million. This represented a $.2 million or 2.56% decrease from 2000 earnings of $7.8 million. The decrease is attributable to lower yields on the investment portfolio.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Second quarter 2001 interest income on the Notes totaled $1.4 million and yielded 6.4% on $86.3 million of average principal outstanding for the quarter compared to $2.0 million and a 6.4% yield on $127 million average principal outstanding for second quarter 2000. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for second quarter 2001 and 2000 was $106 million and $157 million, respectively. Interest income on securities available-for-sale for the current quarter was $6.0 million resulting in a yield of 6.6% on an average balance of $365 million, compared to $5.5 million with a yield of 6.87% on an average balance of $322 million for the same period a year ago. The increase in interest income is primarily attributable to an increase in the investment securities portfolio partially offset by a reduction in yield. As securities mature or are sold, proceeds are invested in lower yielding securities as market interest rates have been declining in recent months. There were no Company borrowings during the quarter.

     Second quarter 2001 operating expenses totaled $106 thousand, a decrease of $114 thousand or 52% from the second quarter of 2000. Loan servicing expenses totaled $64 thousand, a decrease of $33 thousand or 34% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the second quarter 2001 were $8 thousand compared to $15 thousand a year earlier. General and administrative expenses totaled $34 thousand, a decrease of $74 thousand over second quarter 2000. The decrease is primarily attributable to insurance costs and proxy service fees recorded in 2000, which have declined in 2001.

     At June 30, 2001 and 2000, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH JUNE 30, 2000

     The Company's net income for the six months ended June 30, 2001 was $17.5 million. This represented a $1.9 million or 12% increase from 2000 earnings of $15.6 million. Earnings increased primarily because of gains realized from the sale of investment securities.

     Interest income on securities purchased under agreement to resell for the six months ended June 30, 2001 was $915 thousand, an increase of $141 thousand from the same period in 2000. Interest income on the Notes for the six months ended June 30, 2001 totaled $3.0 million and yielded 6.40% on $93 million of average principal outstanding compared to $4.2 million of income yielding 6.40% on $131 million of average principal outstanding for the same period in 2000. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the six months ended June 30, 2001 was $11.7 million resulting in a yield of 6.57% on an average balance of $356 million, compared to $11.0 million of income with a yield of 6.97% on an average balance of $316 million a year ago. The increase in interest income is primarily attributable to an increase in the investment securities portfolio partially offset by a reduction in yield. As securities mature or are sold, proceeds are invested in lower yielding securities as a result of market interest rates declining in recent months. Gains from investment securities sales were $2.2 million currently. No gains were realized in 2000. The average outstanding balance of the Securing Mortgage Loans was $114 million for the six months ended June 30, 2001 and $162 million for the same period in 2000. There were no Company borrowings during either period.

     Operating expenses for the six months ended June 30, 2001 totaled $266 thousand, a decrease of $103 thousand from a year ago. Loan servicing expenses for the six months ended June 30, 2001 totaled $139 thousand, a decrease of $61 thousand or 30% from 2000. This decrease is attributable to the reduction in the principal balance of the Notes. Advisory fees for the six months ended June 30, 2001 were $20 thousand compared to $30 thousand a year ago. General and administrative expenses totaled $107 thousand, a decrease

                      HARRIS PREFERRED CAPITAL CORPORATION
of $32 thousand or 23% over the same period in 2000, primarily attributable to higher legal costs, insurance and proxy charges in 2000 compared to 2001.

     On June 30, 2001, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2001, as declared on June 1, 2001. On June 30, 2000, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2000, as declared on June 1, 2000. On a year-to-date basis, the Company has declared and paid $9.2 million of dividends to holders of preferred shares for each of the six-month periods ended June 30, 2001 and 2000.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Notes or other qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained as a result of repayment of principal balances by individual mortgages representing collateral for the Notes, or from maturities or sales of securities. The payment of dividends on the preferred shares will be made from legally available funds, principally arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the Notes and mortgage-backed securities. The Company does not have and does not anticipate having any material capital expenditures.

     In order to remain qualified as a REIT, the Company must distribute annually at least 90% (95% for years prior to January 1, 2001) of its adjusted REIT taxable income, as provided for under the Internal Revenue Code, to its common and preferred stockholders. The Company expects to distribute dividends annually equal to 90% or more of its adjusted REIT taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs.

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $15.3 million provided from operations during the six months ended June 30, 2001 were $24.0 million provided by principal payments on the Notes and $190.2 million from the maturities and sales of securities available-for-sale. In the prior period ended June 30, 2000, the primary sources of funds other than from operations of $15.7 million were $15.9 million provided by principal payments on the Notes and $12.7 million from the maturities of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2001 were $213.6 million for purchases of securities available-for-sale and $9.2 million of preferred stock dividends. For the prior year's quarter ended June 30, 2000 the primary uses of funds were $44.9 million for purchases of securities available-for-sale and $9.2 million of preferred stock dividends.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2000.

ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial

                      HARRIS PREFERRED CAPITAL CORPORATION
accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has determined that this statement will hot have a material impact on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization, while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Company has determined that this statement will hot have a material impact on its financial position and results of operations.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures relating to securitization transactions and collateral. It carries over most of the provisions of SFAS No. 125 without change. The collateral and disclosure provisions of the Statement were effective for year-end 2000 financial statements. The other provisions of the Statement relating to transfers and servicing of financial assets and extinguishments of liabilities were adopted as of April 1, 2001, with the exception of certain provisions which are effective for transfers of financial assets occurring after December 31, 2001. The adoption of the Standard did not have a material impact on the Company's financial statements.

OTHER MATTERS

     As of June 30, 2001, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                            JUNE 30      DECEMBER 31      JUNE 30
                                                             2001           2000           2000
                                                            -------      -----------      -------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............    $ 1,040,209    $ 1,292,694    $ 1,188,495
Money market assets:
  Interest-bearing deposits at banks..................        182,473        141,348        148,209
  Federal funds sold and securities purchased under
     agreement to resell..............................        332,825        491,075        353,025
Trading account assets................................         62,978         65,211         79,305
Securities available-for-sale (including $3.61 billion
  and $3.30 billion of securities pledged as
  collateral for repurchase agreements at June 30,
  2001 and December 31, 2000, respectively)...........      6,486,531      6,500,164      6,663,932
Loans.................................................     10,485,823     10,768,712     10,804,002
Allowance for possible loan losses....................       (113,376)      (118,951)      (116,138)
                                                          -----------    -----------    -----------
  Net loans...........................................     10,372,447     10,649,761     10,687,864
Premises and equipment................................        285,622        284,142        277,908
Customers' liability on acceptances...................         31,482         34,100         32,749
Bank-owned insurance investments......................        928,323        906,103        883,079
Loans held for sale...................................        119,835        242,271             --
Goodwill and other valuation intangibles..............        213,640        221,326        226,751
Other assets..........................................        484,727        461,420        585,142
                                                          -----------    -----------    -----------
       TOTAL ASSETS...................................    $20,541,092    $21,289,615    $21,126,459
                                                          ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...    $ 2,287,866    $ 3,067,296    $ 3,060,300
                              -- interest-bearing.....      6,969,163      7,065,300      6,551,700
Deposits in foreign offices   -- noninterest
                              bearing.................         49,017         34,780         27,090
                              -- interest-bearing.....      2,628,087      2,326,001      1,805,694
                                                          -----------    -----------    -----------
       Total deposits.................................     11,934,133     12,493,377     11,444,784
Federal funds purchased and securities sold under
  agreement to repurchase.............................      5,098,410      4,608,879      5,713,767
Other short-term borrowings...........................        152,705      1,489,730        862,650
Senior notes..........................................        985,000        389,500      1,089,500
Acceptances outstanding...............................         31,482         34,100         32,749
Accrued interest, taxes and other expenses............        253,241        213,794        138,536
Other liabilities.....................................         58,272         60,812         48,358
Minority interest- preferred stock of subsidiary......        250,000        250,000        250,000
Long-term notes.......................................        225,000        225,000        225,000
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES..............................     18,988,243     19,765,192     19,805,344
                                                          -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....        100,000        100,000        100,000
Surplus...............................................        618,120        613,365        612,133
Retained earnings.....................................        842,576        821,719        728,071
Accumulated other comprehensive income (loss).........         (7,847)       (10,661)      (119,089)
                                                          -----------    -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY.....................      1,552,849      1,524,423      1,321,115
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....    $20,541,092    $21,289,615    $21,126,459
                                                          ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED          SIX MONTHS ENDED
                                                                      JUNE 30                 JUNE 30
                                                                --------------------    --------------------
                                                                  2001        2000        2001        2000
                                                                  ----        ----        ----        ----
                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $195,189    $220,915    $412,834    $426,887
Money market assets:
  Deposits at banks.........................................         638       1,891       1,479       2,462
  Federal funds sold and securities purchased under
    agreement to resell.....................................       3,466       4,651       7,846       7,841
Trading account.............................................         687         822       1,436       1,487
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      92,264     102,488     190,437     200,569
  State and municipal.......................................          24         269          91         607
  Other.....................................................         547         357         980         713
                                                                --------    --------    --------    --------
  Total interest income.....................................     292,815     331,393     615,103     640,566
                                                                --------    --------    --------    --------
INTEREST EXPENSE
Deposits....................................................      94,071     123,926     205,644     221,568
Short-term borrowings.......................................      62,198      86,837     143,749     168,586
Senior notes................................................       9,234       8,693      17,663      24,780
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609       9,219       9,219
Long-term notes.............................................       3,595       3,909       7,555       7,665
                                                                --------    --------    --------    --------
  Total interest expense....................................     173,707     227,974     383,830     431,818
                                                                --------    --------    --------    --------
NET INTEREST INCOME.........................................     119,108     103,419     231,273     208,748
Provision for loan losses...................................      23,741       6,351      38,199      11,496
                                                                --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........      95,367      97,068     193,074     197,252
                                                                --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      22,809      23,559      45,200      53,373
Money market and bond trading...............................       4,060       2,975       9,720       3,240
Foreign exchange............................................       1,720       2,100       3,395       3,900
Merchant and charge card fees...............................          24       6,691          65      12,020
Service fees and charges....................................      23,570      24,538      45,698      49,199
Securities gains............................................       4,955       2,986      17,918       2,986
Gain on sale of corporate trust business....................          --          --          --      47,193
Bank-owned insurance investments............................      11,725      11,238      23,324      22,012
Foreign fees................................................       5,259       7,463      10,348      12,444
Other.......................................................       9,927       9,026      23,734      16,170
                                                                --------    --------    --------    --------
  Total noninterest income..................................      84,049      90,576     179,402     222,537
                                                                --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      75,000      70,062     143,131     140,745
Pension, profit sharing and other employee benefits.........      13,189      13,840      26,801      27,528
Net occupancy...............................................       9,793      10,752      18,449      21,423
Equipment...................................................      12,823      11,912      25,384      25,282
Marketing...................................................       8,571       6,412      15,198      11,641
Other.......................................................       1,938      13,393      16,365      27,358
                                                                --------    --------    --------    --------
                                                                 121,314     126,371     245,328     253,977
Goodwill and other valuation intangibles....................       5,860       5,629      11,633      11,314
                                                                --------    --------    --------    --------
  Total noninterest expenses................................     127,174     132,000     256,961     265,291
                                                                --------    --------    --------    --------
Income before income taxes..................................      52,242      55,644     115,515     154,498
Applicable income taxes.....................................      12,452      14,951      28,658      46,702
                                                                --------    --------    --------    --------
  NET INCOME................................................    $ 39,790    $ 40,693    $ 86,857    $107,796
                                                                ========    ========    ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   3.98    $   4.07    $   8.69    $  10.78
                                                                ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       QUARTER ENDED JUNE 30      SIX MONTHS ENDED JUNE 30
                                                       ---------------------      ------------------------
                                                         2001         2000          2001           2000
                                                         ----         ----          ----           ----
                                                                         (IN THOUSANDS)
Net income.........................................    $ 39,790     $40,693       $ 86,857       $107,796
Other comprehensive income:
  Cash flow hedges:
     Cumulative effect of accounting change........          --          --         (7,976)            --
     Net unrealized gain on derivative instruments,
       net of tax expense for the quarter of $3,432
       in 2001 and net of tax expense for the
       year-to-date period of $4,621 in 2001.......       5,844          --          7,868             --
  Unrealized (losses) gains on available-for-sale
     securities:
     Unrealized holding (losses) gains arising
       during the period, net of tax (benefit)
       expense for the quarter of ($12,584) in 2001
       and $14,055 in 2000 and net of tax (benefit)
       expense for the year-to-date period of
       $9,432 in 2001 and $13,443 in 2000..........     (19,632)     21,321         13,870         20,428
     Less reclassification adjustment for realized
       gains included in income statement, net of
       tax expense for the quarter of $1,927 in
       2001 and $1,162 in 2000 and net of tax
       expense for the year-to-date period of
       $6,970 in 2001 and $1,162 in 2000...........      (3,028)     (1,824)       (10,948)        (1,824)
                                                       --------     -------       --------       --------
  Other comprehensive (loss) income................     (16,816)     19,497          2,814         18,604
                                                       --------     -------       --------       --------
Comprehensive (loss) income........................    $ 22,974     $60,190       $ 89,671       $126,400
                                                       ========     =======       ========       ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2001          2000
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,524,423    $1,251,094
  Net income................................................        86,857       107,796
  Contributions to capital..................................         4,755         1,621
  Dividends -- common stock.................................       (66,000)      (58,000)
  Other comprehensive income (loss).........................         2,814        18,604
                                                                ----------    ----------
BALANCE AT JUNE 30..........................................    $1,552,849    $1,321,115
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                --------------------------
                                                                   2001           2000
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    86,857    $   107,796
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         38,199         11,496
  Depreciation and amortization, including intangibles......         33,816         34,883
  Deferred tax (benefit) expense............................            (99)         1,898
  Gain on sales of securities...............................        (17,918)        (2,986)
  Gain on sale of corporate trust business..................             --        (47,193)
  Trading account net sales (purchases).....................          2,233        (12,309)
  Net decrease (increase) in interest receivable............         44,117         (4,341)
  Net decrease in interest payable..........................        (12,817)       (34,928)
  Net decrease in loans held for sale.......................        122,436         49,458
  Other, net................................................        (22,496)       (32,521)
                                                                -----------    -----------
     Net cash provided by operating activities..............        274,328         71,253
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
     banks..................................................        (41,125)        91,623
  Net decrease (increase) in Federal funds sold and
     securities purchased under agreement to resell.........        158,250        (55,025)
  Proceeds from sales of securities available-for-sale......        961,230        104,887
  Proceeds from maturities of securities
     available-for-sale.....................................      3,916,785      3,637,281
  Purchases of securities available-for-sale................     (4,841,081)    (4,107,217)
  Net decrease (increase) in loans..........................        239,115       (798,719)
  Purchases of premises and equipment.......................        (23,663)       (19,026)
  Net increase in bank-owned insurance......................        (22,220)      (110,500)
  Other, net................................................          3,134       (140,148)
                                                                -----------    -----------
     Net cash provided (used) by investing activities.......        350,425     (1,396,844)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................       (559,244)       315,097
  Net increase in Federal funds purchased and securities
     sold under agreement to repurchase.....................        489,531        974,189
  Net (decrease) increase in short-term borrowings..........     (1,337,025)       181,553
  Proceeds from issuance of senior notes....................      2,008,500      1,050,000
  Repayment of senior notes.................................     (1,413,000)    (1,460,500)
  Proceeds from the sale of corporate trust business........             --         88,704
  Cash dividends paid on common stock.......................        (66,000)       (58,000)
                                                                -----------    -----------
     Net cash (used) provided by financing activities.......       (877,238)     1,091,043
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (252,485)      (234,548)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,292,694      1,423,043
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30.....    $ 1,040,209    $ 1,188,495
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the six months ended June 30 totaled $396.6 million and $369.4 million in 2001 and 2000, respectively. Cash income tax payments over the same periods totaled $41.8 million and $34.3 million, respectively.

4. ACCOUNTING CHANGES

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Bank is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Bank is in the process of assessing the impact of adopting the Statement on its financial position and results of operations. Upon adoption of SFAS No. 142, the Bank will discontinue the amortization of goodwill with an expected net carrying value of $89.3 million at the date of adoption and annual amortization of $9.4 million that resulted from business combinations prior to the adoption of SFAS No. 141.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

5. NEW ACCOUNTING STANDARDS

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." The Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures relating to securitization transactions and collateral. It carries over most of the provisions of SFAS No. 125 without change. The collateral and disclosure provisions of the Statement were effective for year-end 2000 financial statements. The other provisions of the Statement relating to transfers and servicing of financial assets and extinguishments of liabilities were adopted as of April 1, 2001, with the exception of certain provisions relating to isolation in bankruptcy for banks subject to FDIC receivership which are effective for transfers of financial assets occurring after December 31, 2001. The adoption of this Standard did not have a material impact on the Bank's financial statements.

6. DERIVATIVES

     The Bank adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," on January 1, 2001. The transition adjustment arising from the adoption of the Statement on January 1, 2001 was not material to the consolidated financial statements of the Bank.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

     All derivative instruments are recognized at fair value in the Consolidated Statements of Condition. All derivative instruments are designated either as hedges or as held for trading or non-hedging purposes.

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

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

     When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument will continue to be recorded on the balance sheet at fair value but the underlying hedged item will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the derivative instrument will continue to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is no longer probable that the forecasted transaction will occur, the gain or loss on the derivative that was in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.

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

     Interest rate derivative contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Bank's cost of replacing contracts at current market rates. The Bank manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements, which provide for netting of contractual receivables and payables in the event of default or bankruptcy. Netting agreements apply to situations where the Bank is engaged in more than one outstanding derivative transaction

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Market risk is the potential for loss arising from potential adverse changes in underlying market factors, including interest and foreign exchange rates. The Bank manages market risk through the imposition of integrated value-at-risk limits and an active, independent monitoring process. Value-at-risk methodology is used for measuring the market risk of the Bank's trading positions. This statistical methodology uses recent market volatility to estimate the maximum daily trading loss that the Bank would expect to incur, on average, 99 percent of the time. The model also measures the effect of correlation among the various trading instruments to determine how much risk is eliminated by offsetting positions.

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

FAIR VALUE HEDGES

     The Bank uses interest rate swaps to alter the character of revenue earned on certain long-term, fixed rate loans. Interest rate swaps convert the fixed rate loans into variable rate loans. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.

     For fair value hedges, as of June 30, 2001 the Bank recorded the fair value of derivative instrument liabilities of $4.2 million in other liabilities. Net losses recorded for the quarter-to-date and year-to-date periods ended June 30, 2001 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Bank. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

CASH FLOW HEDGES

     The Bank uses a total return swap to reduce the variability associated with the cash flows from an equity security. A total return swap converts the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap are recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security is also recorded in other comprehensive income. For cash flow hedges, as of June 30, 2001 the Bank recorded the fair value of derivative instrument liabilities of $0.2 million in other liabilities. No hedge ineffectiveness was recorded to earnings for the quarter ended June 30, 2001. The unrealized gain
(loss) in accumulated other comprehensive income related to the total return swap will be reclassified to earnings if and when the unrealized holding gain
(loss) on the available-for-sale equity security affects earnings. The amount expected to be reclassified into earnings over the next twelve months is expected to be immaterial. The Bank is hedging its exposure to the variability of future cash flows over a maximum term of sixteen months.

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     The Bank has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are accounted for at fair value, but since they are not firm commitments they do not qualify for hedge accounting. The Bank enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value.

     The Bank utilizes various derivative instruments to meet its customers' financing and risk management needs and produce fee income and trading profits. Interest rate contracts include futures, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps.

     As of June 30, 2001 the Bank recorded the fair value of trading derivative instrument assets of $204.6 million in other assets and trading derivative instrument liabilities of $205.2 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

7. CORPORATE TRUST SALE

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                                FINANCIAL REVIEW

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

SUMMARY

     The Bank had second quarter 2001 net income of $39.8 million, a decrease of $0.9 million or 2 percent from second quarter 2000. Cash ROE was 13.15 percent in the current quarter compared to 16.90 percent one year earlier, with the decrease primarily due to unrealized gains and losses on the securities portfolio which are recorded directly to equity. Excluding this factor, cash ROE declined 155 basis points from last year's second quarter.

     Second quarter net interest income on a fully taxable equivalent basis was $123.5 million, up $14.8 million or 14 percent from $108.8 million in 2000's second quarter. Average earning assets essentially remained unchanged. Net interest margin rose from 2.44 percent in the year-ago quarter to 2.78 percent currently, reflecting the impact of the declining interest rate environment during 2001.

     The second quarter provision for loan losses of $23.7 million was up $17.4 million from $6.3 million in the second quarter of 2000. Net charge-offs increased to $26.1 million compared to $4.8 million in the prior year. Most of the increase resulted from higher commercial loan write-offs.

     Second quarter noninterest income of $84.0 million decreased $6.5 million from the same quarter last year. Last year's second quarter results included operating revenue for both the corporate trust business and the merchant card business, each sold in 2000. Excluding the operating revenue from these businesses, noninterest revenue remained essentially unchanged from a quarter year ago.

     Second quarter 2001 noninterest expenses of $127.2 million decreased $4.8 million or 4 percent from the year ago quarter. Excluding the operating expenses of the corporate trust and merchant card businesses sold in 2000, noninterest expenses increased two percent.

     Nonperforming assets at June 30, 2001 were $139 million or 1.32 percent of total loans, compared to $109 million or 1.02 percent at March 31, 2001, and $34 million or 0.32 percent a year ago. The increase in nonperforming assets from June 30, 2000 is attributable to ten corporate loans, averaging approximately $10 million, in nine different industry sectors. At June 30, 2001, the allowance for possible loan losses was $113 million, equal to 1.08 percent of loans outstanding, compared to $116 million or 1.07 percent at the end of second quarter 2000. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 339 percent at June 30, 2000 to 82 percent at June 30, 2001.

     At June 30, 2001, Tier 1 capital of the Bank amounted to $1.60 billion, up from $1.47 billion one year earlier. The regulatory leverage capital ratio was
7.77 percent for the second quarter of 2001 compared to 7.06 percent in the same quarter of 2000. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's June 30, 2001 Tier 1 and total risk-based capital ratios were 9.76 percent and 11.70 percent compared to respective ratios of 8.50 percent and 10.41 percent at June 30, 2000.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                                FINANCIAL REVIEW

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH 2000

SUMMARY

     The Bank had net income for the six months ended June 30, 2001 of $86.9 million, an increase of $7.0 million or 9 percent from the same period a year ago, excluding the $27.9 million after-tax gain on the sale of the corporate trust business in the first quarter 2000. Year-to-year comparative results were also affected by the sale of the merchant card business sold in the fourth quarter 2000. Excluding the impact of both of these divestitures, earnings grew 11 percent for the first six months of 2001.

     Cash ROE was 14.40 percent in the current year. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity and the corporate trust gain, cash ROE was 14.70 percent last year.

     Net interest income on a fully taxable equivalent basis was $240.6 million, up $21.4 million or 10 percent from $219.2 million in 2000's year-to-date period. Average earning assets rose 1 percent to $17.90 billion from $17.68 billion in 2000, primarily attributable to an increase of $270 million in average loans offset by a decrease of $112 million in the investment securities portfolio. Residential mortgages and consumer lending were the most significant contributors to the growth in loans. Net interest margin rose from 2.51 percent in 2000 to 2.75 percent currently, primarily reflecting the impact of the declining interest rate environment in 2001.

     The year-to-date 2001 provision for loan losses of $38.2 million was up $26.7 million from $11.5 million in 2000. Net charge-offs were $43.8 million, an increase of $34.7 million from last year, primarily reflecting an increase in commercial loan write-offs.

     Noninterest income of $179.4 million decreased $43.1 million from the same period last year. Excluding the $47.2 million gain on the sale of the corporate trust business and the operating revenue from both the merchant card and corporate trust businesses sold in 2000, noninterest income increased 17 percent. Most of this increase resulted from additional net gains from securities sales of $14.9 million and higher bond trading profits of $6.5 million.

     Noninterest expenses of $257.0 million decreased $8.3 million or 3 percent from the year ago period. Excluding the operating expenses for the corporate trust and merchant card businesses sold in 2000, noninterest expenses increased 4 percent. Income tax expense decreased $16.9 million, reflecting lower pretax income.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August, 2001.

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

                                          /s/ PAMELA PIAROWSKI
                                          --------------------------------------
                                          Pamela Piarowski
                                          Chief Financial Officer