Form 10-Q
period 2001-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2001-11-14
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 1-13805
                      HARRIS PREFERRED CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                     #36-4183096
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)
           111 WEST MONROE STREET,                                 60603
              CHICAGO, ILLINOIS                                  (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (312) 461-2121

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The number of shares of Common Stock, $1.00 par value, outstanding on November 13, 2001 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item 1.      Financial Statements:
             Balance Sheets..............................................      2
             Statements of Operations and Other Comprehensive Income.....      3
             Statements of Changes in Stockholders' Equity...............      4
             Statements of Cash Flows....................................      5
             Notes to Financial Statements...............................      6
Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............      6
Part II      OTHER INFORMATION
Item 6.      Reports on Form 8-K.........................................     21
Signatures...............................................................     21

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                            SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                                                                2001             2000            2000
                                                            -------------    ------------    -------------
                                                                            (IN THOUSANDS)
ASSETS
Cash on deposit with Harris Trust and Savings Bank......      $  1,070         $    819        $    812
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.............................        21,001            3,000          22,004
Notes receivable from Harris Trust and Savings Bank.....        68,659          102,960         112,560
Securities available-for-sale:
  Mortgage-backed.......................................       213,775          352,965         351,180
  U.S. Treasury.........................................       199,724           24,850              --
Securing mortgage collections due from Harris Trust and
  Savings Bank..........................................         2,403            2,786           1,527
Other assets............................................         1,520            2,559           2,648
                                                              --------         --------        --------
       TOTAL ASSETS.....................................      $508,152         $489,939        $490,731
                                                              ========         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses........................................      $     21         $    115        $     61
                                                              --------         --------        --------
Commitments and contingencies...........................            --               --              --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000; 20,000,000 shares authorized,10,000,000
  shares issued and outstanding.........................       250,000          250,000         250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding................................             1                1               1
Additional paid-in capital..............................       240,733          240,733         240,733
Earnings in excess of distributions.....................        13,833              536          10,098
Accumulated other comprehensive income -- net unrealized
  gains/(losses) on available-for-sale securities.......         3,564           (1,446)        (10,162)
                                                              --------         --------        --------
       TOTAL STOCKHOLDERS' EQUITY.......................       508,131          489,824         490,670
                                                              --------         --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......      $508,152         $489,939        $490,731
                                                              ========         ========        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                         QUARTER ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                     ----------------------    -----------------------
                                                       2001         2000          2001         2000
                                                       ----         ----          ----         ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to resell......    $     365    $     646    $    1,280    $   1,420
  Notes receivable from Harris Trust and Savings
     Bank........................................        1,198        1,884         4,164        6,061
  Securities available-for-sale:
     Mortgage-backed.............................        5,832        5,450        17,251       16,266
     U.S. Treasury...............................           73          126           360          300
                                                     ---------    ---------    ----------    ---------
       Total interest income.....................        7,468        8,106        23,055       24,047
NON-INTEREST INCOME:
  Gain on sale of securities.....................        2,593          257         4,796          257
                                                     ---------    ---------    ----------    ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and
     Savings Bank................................           56           90           195          290
  Advisory fees paid to Harris Trust and Savings
     Bank........................................            8           15            28           45
  General and administrative.....................           50           29           157          168
                                                     ---------    ---------    ----------    ---------
       Total operating expenses..................          114          134           380          503
                                                     ---------    ---------    ----------    ---------
Net income.......................................        9,947        8,229        27,471       23,801
Preferred dividends..............................        4,609        4,609        13,828       13,828
                                                     ---------    ---------    ----------    ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER.......    $   5,338    $   3,620    $   13,643    $   9,973
                                                     =========    =========    ==========    =========
Basic and diluted earnings per common share......    $5,338.00    $3,620.00    $13,643.00    $9,973.00
                                                     =========    =========    ==========    =========
Net income.......................................    $   9,947    $   8,229    $   27,471    $  23,801
Other comprehensive income -- net unrealized
  gains on available-for-sale securities.........        6,652        4,410         5,010        7,030
                                                     ---------    ---------    ----------    ---------
Comprehensive income.............................    $  16,599    $  12,639    $   32,481    $  30,831
                                                     =========    =========    ==========    =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                -----------------------
                                                                  2001           2000
                                                                  ----           ----
                                                                    (IN THOUSANDS)
Balance at January 1........................................    $489,824       $473,891
  Net income................................................      27,471         23,801
  Other comprehensive income................................       5,010          7,030
  Dividends -- common stock.................................        (346)          (224)
  Dividends- Series A preferred stock.......................     (13,828)       (13,828)
                                                                --------       --------
Balance at September 30.....................................    $508,131       $490,670
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                ----------------------
                                                                  2001         2000
                                                                  ----         ----
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $  27,471    $  23,801
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (4,796)        (257)
     Net decrease (increase) in other assets................        1,039          (61)
     Net decrease in accrued expenses.......................          (94)         (36)
                                                                ---------    ---------
       Net cash provided by operating activities............       23,620       23,447
                                                                ---------    ---------
INVESTING ACTIVITIES:
  Net increase in securities purchased from Harris Trust and
     Savings Bank under agreement to resell.................      (18,001)      (7,004)
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................       34,301       24,189
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................          383        1,598
  Purchases of securities available-for-sale................     (413,304)    (144,825)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................      387,426      116,197
                                                                ---------    ---------
       Net cash used in investing activities................       (9,195)      (9,845)
                                                                ---------    ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................      (13,828)     (13,828)
  Cash dividends paid on common stock.......................         (346)        (224)
                                                                ---------    ---------
       Net cash used by financing activities................      (14,174)     (14,052)
                                                                ---------    ---------
  Net increase (decrease) in cash on deposit with Harris
     Trust and Savings Bank.................................          251         (450)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          819        1,262
                                                                ---------    ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................    $   1,070    $     812
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

RESULTS OF OPERATIONS

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

     The Company's net income for the third quarter of 2001 was $9.9 million. This represented a $1.7 million or 21% increase from 2000 earnings of $8.2 million. Earnings increased primarily because of gains realized from the sale of investment securities.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Third quarter 2001 interest income on the Notes totaled $1.2 million and yielded 6.4% on $75.1 million of average principal outstanding for the quarter compared to $1.9 million and a 6.4% yield on $118 million average principal outstanding for third quarter 2000. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for third quarter 2001 and 2000 was $91 million and $146 million, respectively. Interest income on securities available-for-sale for the current quarter was $5.9 million resulting in a yield of 6.31% on an average balance of $374 million, compared to $5.6 million with a yield of 6.92% on an average balance of $322 million for the same period a year ago. The increase in interest income is primarily attributable to growth in the investment securities portfolio partially offset by a reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities as market interest rates have been declining in recent months. There were no Company borrowings during the quarter.

     Third quarter 2001 operating expenses totaled $114 thousand, a decrease of $20 thousand or 15% from the third quarter of 2000. Loan servicing expenses totaled $56 thousand, a decrease of $34 thousand or 37% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the third quarter 2001 were $8 thousand compared to $15 thousand a year earlier. General and administrative expenses totaled $50 thousand, an increase of $21 thousand over third quarter 2000.

     At September 30, 2001 and 2000, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH SEPTEMBER 30, 2000

     The Company's net income for the nine months ended September 30, 2001 was $27.5 million. This represented a $3.7 million or 16% increase from 2000 earnings of $23.8 million. Earnings increased primarily because of gains realized from the sale of investment securities.

     Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2001 was $1.3 million, a decrease of $140 thousand from the same period in 2000. Interest income on the Notes for the nine months ended September 30, 2001 totaled $4.2 million and yielded 6.40% on $87 million of average principal outstanding compared to $6.1 million of income yielding 6.40% on $126 million of average principal outstanding for the same period in 2000. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the nine months ended September 30, 2001 was $17.6 million resulting in a yield of 6.48% on an average balance of $363 million, compared to $16.6 million of income with a yield of 6.95% on an average balance of $318 million a year ago. The increase in interest income is primarily attributable to growth in the investment securities portfolio partially offset by a reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities as a result of market interest rates declining in recent months. Gains from investment securities sales for the nine months ended September 30, 2001 were $4.8 million compared to $257 thousand a year ago. The average outstanding balance of the Securing Mortgage Loans was $106 million for the nine months ended September 30, 2001 and $156 million for the same period in 2000. There were no Company borrowings during either period.

     Operating expenses for the nine months ended September 30, 2001 totaled $380 thousand, a decrease of $123 thousand from a year ago. Loan servicing expenses for the nine months ended September 30, 2001 totaled $195 thousand, a decrease of $95 thousand or 33% from 2000. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the nine months ended September 30, 2001 were $28 thousand compared to $45 thousand a

                      HARRIS PREFERRED CAPITAL CORPORATION
year ago primarily attributed to lower inter-company charges in the current year. General and administrative expenses totaled $157 thousand, a decrease of $11 thousand or 7% over the same period in 2000.

     On September 30, 2001, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2001, as declared on August 30, 2001. On September 12, 2001, the Company paid a cash dividend of $346 thousand on the outstanding common shares to the stockholder of record on September 4, 2001, as declared on August 30, 2000. This dividend completed the 2000 REIT tax compliance requirements. On September 30, 2000, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2000, as declared on August 31, 2000. On September 12, 2000, the Company paid a cash dividend of $224 thousand on the outstanding common shares to the stockholder of record on December 30, 1999, as declared on August 31, 2000. This dividend completed the 1999 REIT tax compliance requirements. On a year-to-date basis, the Company has declared and paid $13.8 million of dividends to holders of preferred shares for each of the nine-month periods ended September 30, 2001 and 2000.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $23.6 million provided from operations during the nine months ended September 30, 2001 were $34.3 million provided by principal payments on the Notes and $387.4 million from the maturities and sales of securities available-for-sale. In the prior period ended September 30, 2000, the primary sources of funds other than from operations of $23.4 million were $24.2 million provided by principal payments on the Notes and $116.2 million from the sales and maturities of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2001 were $413.3 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid. For the prior year's quarter ended September 30, 2000 the primary uses of funds were $144.8 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid.

                      HARRIS PREFERRED CAPITAL CORPORATION

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2000.

ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not anticipate that there will be a material impact of adopting the Statement on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Company does not anticipate that there will be a material impact of adopting the Statement on its financial position and results of operations.

OTHER MATTERS

     As of September 30, 2001, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                          SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                              2001           2000            2000
                                                          ------------    -----------    ------------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............    $   968,638     $ 1,292,694    $ 1,255,326
Money market assets:
  Interest-bearing deposits at banks..................        258,001         141,348        164,929
  Federal funds sold and securities purchased under
     agreement to resell..............................        165,700         491,075        266,625
Trading account assets................................         60,522          65,211         41,347
Securities available-for-sale (including $2.99 billion
  and $3.30 billion of securities pledged as
  collateral for repurchase agreements at September
  30, 2001 and December 31, 2000, respectively).......      6,372,401       6,500,164      6,607,878
Loans.................................................     10,464,900      10,768,712     11,303,774
Allowance for possible loan losses....................       (231,308)       (118,951)      (120,343)
                                                          -----------     -----------    -----------
  Net loans...........................................     10,233,592      10,649,761     11,183,431
Premises and equipment................................        295,563         284,142        276,828
Customers' liability on acceptances...................         20,306          34,100         31,587
Bank-owned insurance investments......................        940,182         906,103        894,330
Loans held for sale...................................        139,219         242,271             --
Goodwill and other valuation intangibles..............        210,394         221,326        222,363
Other assets..........................................        552,013         461,420      1,022,012
                                                          -----------     -----------    -----------
       TOTAL ASSETS...................................    $20,216,531     $21,289,615    $21,966,656
                                                          ===========     ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...    $ 2,864,594     $ 3,067,296    $ 3,460,128
                              -- interest-bearing.....      6,736,662       7,065,300      7,268,436
Deposits in foreign offices   -- noninterest
  bearing.............................................         34,782          34,780         38,521
                              -- interest-bearing.....      1,915,640       2,326,001      2,286,646
                                                          -----------     -----------    -----------
       Total deposits.................................     11,551,678      12,493,377     13,053,731
Federal funds purchased and securities sold under
  agreement to repurchase.............................      4,373,258       4,608,879      4,582,830
Other short-term borrowings...........................        453,046       1,489,730      1,361,444
Senior notes..........................................        910,000         389,500        882,000
Acceptances outstanding...............................         20,306          34,100         31,587
Accrued interest, taxes and other expenses............        314,503         213,794        150,107
Other liabilities.....................................        558,346          60,812         42,475
Minority interest -- preferred stock of subsidiary....        250,000         250,000        250,000
Long-term notes -- subordinated.......................        225,000         225,000        225,000
                                                          -----------     -----------    -----------
       TOTAL LIABILITIES..............................     18,656,137      19,765,192     20,579,174
                                                          -----------     -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....        100,000         100,000        100,000
Surplus...............................................        619,463         613,365        612,558
Retained earnings.....................................        779,783         821,719        756,164
Accumulated other comprehensive income (loss).........         61,148         (10,661)       (81,240)
                                                          -----------     -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY.....................      1,560,394       1,524,423      1,387,482
                                                          -----------     -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....    $20,216,531     $21,289,615    $21,966,656
                                                          ===========     ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                QUARTER ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30            SEPTEMBER 30
                                                             --------------------    --------------------
                                                               2001        2000        2001        2000
                                                               ----        ----        ----        ----
                                                                   (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees....................................    $170,175    $236,628    $583,009    $663,515
Money market assets:
  Deposits at banks......................................       1,535       2,021       3,014       4,483
  Federal funds sold and securities purchased under
    agreement to resell..................................       3,948       4,326      11,794      12,167
Trading account..........................................         829         775       2,265       2,262
Securities available-for-sale:
  U.S. Treasury and Federal agency.......................      81,119     107,302     271,556     307,871
  State and municipal....................................           4         180          95         787
  Other..................................................         587         360       1,567       1,073
                                                             --------    --------    --------    --------
       Total interest income.............................     258,197     351,592     873,300     992,158
                                                             --------    --------    --------    --------
INTEREST EXPENSE
Deposits.................................................      78,133     126,355     283,777     347,923
Short-term borrowings....................................      42,876      94,210     186,625     262,797
Senior notes.............................................       9,581      16,752      27,244      41,532
Minority interest-dividends on preferred stock of
  subsidiary.............................................       4,609       4,609      13,828      13,828
Long-term notes..........................................       3,357       3,963      10,913      11,628
                                                             --------    --------    --------    --------
       Total interest expense............................     138,556     245,889     522,387     677,708
                                                             --------    --------    --------    --------
NET INTEREST INCOME......................................     119,641     105,703     350,913     314,450
Provision for loan losses................................     146,118       6,870     184,316      18,365
                                                             --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES......     (26,477)     98,833     166,597     296,085
                                                             --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees.....................      21,850      22,332      67,049      75,705
Money market and bond trading............................       4,950       2,446      14,671       5,686
Foreign exchange.........................................       1,885       1,900       5,280       5,800
Merchant and charge card fees............................           1       6,229          66      18,249
Service fees and charges.................................      25,442      24,796      71,140      73,995
Securities gains.........................................       7,557       3,131      25,475       6,117
Gain on sale of corporate trust business.................       --          --          --         47,193
Bank-owned insurance investments.........................      11,859      11,262      35,183      33,273
Foreign fees.............................................       5,168       3,983      15,517      16,427
Other....................................................      13,266      11,668      36,999      27,840
                                                             --------    --------    --------    --------
       Total noninterest income..........................      91,978      87,747     271,380     310,285
                                                             --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation..........................      77,632      68,491     220,763     209,236
Pension, profit sharing and other employee benefits......      12,907       9,567      39,708      37,095
Net occupancy............................................       9,336       9,234      27,785      30,657
Equipment................................................      12,623      12,270      38,007      37,552
Marketing................................................       9,884       8,545      25,082      20,186
Other....................................................      14,683      14,103      31,047      41,462
                                                             --------    --------    --------    --------
                                                              137,065     122,210     382,392     376,188
Goodwill and other valuation intangibles.................       5,994       5,666      17,627      16,980
                                                             --------    --------    --------    --------
       Total noninterest expenses........................     143,059     127,876     400,019     393,168
                                                             --------    --------    --------    --------
(Loss) Income before income taxes........................     (77,558)     58,704      37,958     213,202
Applicable income taxes..................................     (32,765)     15,611      (4,106)     62,313
                                                             --------    --------    --------    --------
  NET (LOSS) INCOME......................................    $(44,793)   $ 43,093    $ 42,064    $150,889
                                                             ========    ========    ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net (Loss) Income........................................    $  (4.48)   $   4.31    $   4.21    $  15.09
                                                             ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                         QUARTER ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30                  JUNE 30
                                                     ---------------------      ----------------------
                                                       2001         2000          2001          2000
                                                       ----         ----          ----          ----
                                                                      (IN THOUSANDS)
Net (loss) income................................    $(44,793)     $43,093      $ 42,064      $150,889
Other comprehensive income:
  Cash flow hedges:
     Cumulative effect of accounting change......          --           --        (7,976)           --
     Net unrealized gain on derivative
       instruments, net of tax expense for the
       quarter of $63 in 2001 and net of tax
       expense for the year-to-date period of
       $4,684 in 2001............................         108           --         7,976            --
  Unrealized gains on available-for-sale
     securities:
     Unrealized holding gains arising during the
       period, net of tax expense for the quarter
       of $48,431 in 2001 and $26,165 in 2000 and
       net of tax expense for the year-to-date
       period of $57,862 in 2001 and $39,608 in
       2000......................................      73,505       39,762        87,374        60,190
     Less reclassification adjustment for
       realized gains included in income
       statement, net of tax expense for the
       quarter of $2,940 in 2001 and $1,218 in
       2000 and net of tax expense for the
       year-to-date period of $9,910 in 2001 and
       $2,380 in 2000............................      (4,617)      (1,913)      (15,565)       (3,737)
                                                     --------      -------      --------      --------
  Other comprehensive income.....................      68,996       37,849        71,809        56,453
                                                     --------      -------      --------      --------
Comprehensive income.............................    $ 24,203      $80,942      $113,873      $207,342
                                                     ========      =======      ========      ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2001             2000
                                                                   ----             ----
                                                                      (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,524,423       $1,251,094
  Net income................................................        42,064          150,889
  Contributions to capital..................................         6,098            2,046
  Dividends -- common stock.................................       (84,000)         (73,000)
  Other comprehensive income................................        71,809           56,453
                                                                ----------       ----------
BALANCE AT SEPTEMBER 30.....................................    $1,560,394       $1,387,482
                                                                ==========       ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                ----------------------------
                                                                   2001             2000
                                                                   ----             ----
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    42,064      $   150,889
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................        184,316           18,365
  Depreciation and amortization, including intangibles......         51,257           52,393
  Deferred tax expense (benefit)............................         26,582           (2,769)
  Gain on sales of securities...............................        (25,475)          (6,117)
  Gain on sale of corporate trust business..................             --          (47,193)
  Trading account net sales.................................          4,689           25,649
  Net decrease (increase) in interest receivable............         58,497          (13,902)
  Net decrease in interest payable..........................         (7,651)         (19,135)
  Net decrease in loans held for sale.......................        103,052           58,417
  Other, net................................................        (96,373)         (42,902)
                                                                -----------      -----------
     Net cash provided by operating activities..............        340,958          173,695
                                                                -----------      -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
     banks..................................................       (116,653)          74,903
  Net decrease in Federal funds sold and securities
     purchased under agreement to resell....................        325,375           31,375
  Proceeds from sales of securities available-for-sale......      1,417,046          130,221
  Proceeds from maturities of securities
     available-for-sale.....................................      6,026,533        4,831,701
  Purchases of securities available-for-sale................     (7,170,579)      (5,404,189)
  Net decrease (increase) in loans..........................        231,853       (1,310,115)
  Purchases of premises and equipment.......................        (45,051)         (29,760)
  Net increase in bank-owned insurance investments..........        (34,079)        (121,751)
  Other, net................................................        478,045         (389,144)
                                                                -----------      -----------
     Net cash provided (used) by investing activities.......      1,112,490       (2,186,759)
                                                                -----------      -----------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits.......................       (941,699)       1,924,044
  Net decrease in Federal funds purchased and securities
     sold under agreement to repurchase.....................       (235,621)        (156,748)
  Net (decrease) increase in short-term borrowings..........     (1,036,684)         680,347
  Proceeds from issuance of senior notes....................      2,308,500        2,232,000
  Repayment of senior notes.................................     (1,788,000)      (2,850,000)
  Proceeds from the sale of corporate trust business........             --           88,704
  Cash dividends paid on common stock.......................        (84,000)         (73,000)
                                                                -----------      -----------
     Net cash (used) provided by financing activities.......     (1,777,504)       1,845,347
                                                                -----------      -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (324,056)        (167,717)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,292,694        1,423,043
                                                                -----------      -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER
      30....................................................    $   968,638      $ 1,255,326
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $530.0 million and $599.5 million in 2001 and 2000, respectively. Cash income tax payments over the same periods totaled $62.0 million and $54.5 million, respectively.

4. PENDING ACCOUNTING CHANGES

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

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. Upon adoption of SFAS No. 142, the Bank will discontinue the amortization of goodwill with an expected net carrying value of approximately $89 million at the date of adoption and annual amortization of $9 million that resulted from business combinations prior to the adoption of SFAS No. 141.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

5. DERIVATIVES

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

     Derivative instruments that are used as part of the Bank's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading account income and foreign exchange income, respectively.

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     FAIR VALUE HEDGES

     The Bank uses interest rate swaps to alter the character of revenue earned on certain long-term, fixed rate loans. Interest rate swaps convert the fixed rate loans into variable rate loans. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.

     For fair value hedges, as of September 30, 2001 the Bank recorded the fair value of derivative instrument liabilities of $10.1 million in other liabilities. Net losses recorded for the quarter-to-date and year-to-date periods ended September 30, 2001 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Bank. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

     CASH FLOW HEDGES

     The Bank had used a total return swap to reduce the variability associated with the cash flows from an equity security. The total return swap converted the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap were recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security is recorded in other comprehensive income. Prior to September 30, 2001 the Bank dedesignated the hedge due to the expectation of diminished cash flows from the equity security. The unrealized loss in accumulated other comprehensive income related to the total return swap was not material to the consolidated financial statements of the Bank. As of September 30, 2001 the swap, designated a nonhedging derivative, was marked to market and the resulting unrealized gain was recorded in noninterest income.

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

     As of September 30, 2001 the Bank recorded the fair value of trading derivative instrument assets of $340.3 million in other assets and trading derivative instrument liabilities of $344.3 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     6. CORPORATE TRUST SALE

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

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

SUMMARY

     The Bank had a third quarter 2001 net loss of $44.8 million, a decrease of $87.9 million from third quarter 2000. The third quarter 2001 results were impacted by a special provision for loan losses of $121 million pre-tax. Cash ROE was -11.89 percent in the current quarter compared to 16.55 percent one year earlier, with the decrease primarily due to unrealized gains and losses on the securities portfolio which are recorded directly to equity and the special provision. Excluding these factors, cash ROE declined 429 basis points from last year's third quarter.

     Management's assessment of the adequacy of the allowance for possible loan losses was based on a comprehensive review of the loan portfolio that considered several quantitative and qualitative factors. This intense review, prompted by the rapidly changing environment, weakening economic conditions and management's expectation that economic recovery would be delayed from the end of 2001 until mid-2002, resulted in recognition of a special $121 million provision for loan losses.

     Third quarter net interest income on a fully taxable equivalent basis was $123.4 million, up $12.3 million or 11 percent from $111.1 million in 2000's third quarter. Average earning assets decreased 5 percent to $17.30 billion from $18.12 billion in 2000, primarily attributable to a decrease of $431 million in average loans and $696 million in the investment securities portfolio, somewhat offset by an increase in money market assets of $233 million. Net interest margin rose to 2.84 percent from 2.44 percent in the same quarter last year, primarily reflecting the impact of the declining interest rate environment during 2001.

     The third quarter provision for loan losses of $146.1 million, including the $121 million special provision, increased from the $6.9 million in the third quarter of 2000. Net charge-offs increased to $28.2 million compared to $2.7 million in the prior year. Most of this increase resulted from higher commercial loan write-offs.

     Third quarter noninterest income of $92.0 million increased $4.2 million from the same quarter last year. Last year's third quarter results included operating revenue for both the corporate trust business and the merchant card business, each sold in 2000. Excluding the operating revenue from these businesses, noninterest revenue increased 12 percent. Net gains from investment securities sales increased $4.4 million, while bond trading profits increased $2.5 million.

     Third quarter 2001 noninterest expenses of $143.1 million increased $15.2 million or 12 percent from the year ago quarter. Excluding the operating expenses of the corporate trust and merchant card businesses sold in 2000, noninterest expenses increased 15 percent, reflecting expansion initiatives in our corporate and investment banking and private client and retail banking businesses.

     Nonperforming assets at September 30, 2001 were $193 million or 1.84 percent of total loans, compared to $139 million or 1.32 percent at June 30, 2001, and $89 million or 0.79 percent a year ago. This increase is comprised of fifteen loans in the shared national credit portfolio ranging in size from $7 million to $20 million, to borrowers in fourteen different industry sectors. At September 30, 2001, the allowance for possible loan losses was $231 million, equal to 2.21 percent of loans outstanding, compared to $120 million or 1.06 percent at the end of third quarter 2000. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined from 135 percent at September 30, 2000 to 120 percent at September 30, 2001.

     At September 30, 2001, Tier 1 capital of the Bank amounted to $1.55 billion, up from $1.50 billion one year earlier. The regulatory leverage capital ratio was 7.78 percent for the third quarter of 2001 compared to 7.18 percent in the same quarter of 2000. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's September 30, 2001 Tier 1 and total risk-based capital ratios were 9.25 percent and 11.72 percent compared to respective ratios of 8.25 percent and 10.09 percent at September 30, 2000.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH 2000

SUMMARY

     The Bank had net income for the nine months ended September 30, 2001 of $42.1 million, a decrease of $108.8 million from the same period a year ago, excluding the $27.9 million after-tax gain on the sale of the corporate trust business in the first quarter 2000. Year-to-year comparative results were also affected by the sale of the merchant card business sold in the fourth quarter 2000 and the third quarter 2001 special provision for loan losses. Excluding the impact of both of these divestitures and the special provision, earnings grew 6 percent for the first nine months of 2001.

     Cash ROE was 5.27 percent in the current year. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity, the corporate trust gain and the special loan loss provision, cash ROE was 14.82 percent last year.

     Net interest income on a fully taxable equivalent basis was $364.0 million, up $33.6 million or 10 percent from $330.4 million in 2000's year-to-date period. Average earning assets remained essentially unchanged from a year ago. Net interest margin rose slightly to 2.75 percent from 2.48 percent in 2000, primarily reflecting the impact of the declining interest rate environment in 2001.

     The year-to-date 2001 provision for loan losses of $184.3 million increased from $18.4 million in 2000. Net charge-offs were $72.0 million, an increase of $60.2 million from last year, primarily reflecting an increase in commercial loan write-offs.

     Noninterest income of $271.4 million decreased $38.9 million from the same period last year. Excluding the $47.2 million gain on the sale of the corporate trust business and the operating revenue from both the merchant card and corporate trust businesses sold in 2000, noninterest income increased 16 percent. Most of this increase resulted from additional net gains from securities sales of $19.4 million and higher bond trading profits of $9.0 million.

     Noninterest expenses of $400.0 million increased $6.9 million or 2 percent from the year ago period. Excluding the operating expense for the corporate trust and merchant card businesses sold in 2000, noninterest expense increased 8 percent. Income tax expense decreased $66.4 million, reflecting lower pretax income, including the gain on the sale of the corporate trust business.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (A) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November, 2001.

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