Form 10-K
period 2001-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2002-03-22
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                      2001
                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Common Stock, $1.00 par value, outstanding on March 22, 2002 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION
                               TABLE OF CONTENTS

                                     PART I
Item 1.       Business....................................................     2
Item 2.       Properties..................................................     7
Item 3.       Legal Proceedings...........................................     7
Item 4.       Submission of Matters to a Vote of Security Holders.........     7

                                    PART II
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................     7
Item 6.       Selected Financial Data.....................................     8
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     8
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................    12
Item 8.       Financial Statements and Supplementary Data.................    13
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    13

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant..........    13
Item 11.      Executive Compensation......................................    14
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    15
Item 13.      Certain Relationships and Related Transactions..............    15

                                    PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................    16
Signatures    ............................................................    17

                                     PART I

Forward-Looking Information

     Forward-looking statements contained in this Annual Report on Form 10-K ("Report") of Harris Preferred Capital Corporation (the "Company") may include certain forward-looking information, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

General

     Harris Preferred Capital Corporation is a Maryland Corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax if it distributes 90% (95% for years prior to January 1, 2001) of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

     Each Preferred Share will be automatically exchanged for one newly issued Bank Preferred Share in the event (i) the Bank becomes less than "adequately capitalized" under regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership, (iii) the Board of Governors directs such exchange in writing because, in its sole discretion and even if the Bank is not less than "adequately capitalized," the Board of Governors anticipates that the Bank may become less than adequately capitalized in the near term, or (iv) the Board of Governors in its sole discretion directs in writing an exchange in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5%. In the event of an exchange, the Bank Preferred Shares would constitute a new series of preferred shares of the Bank, would have the same dividend rights, liquidation preference, redemption options and other attributes as the Preferred Shares, except that the Bank Preferred Shares would not be listed on the New York Stock Exchange and would rank pari passu in terms of cash dividend payments and liquidation preference with any outstanding shares of preferred stock of the Bank.

     Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $241 million, net of acquisition costs, to the Company. The Company and the Bank undertook the Offering for two principal reasons: (i) the qualification of the Preferred Shares as Tier 1 capital of the Bank for U.S. banking regulatory purposes under relevant regulatory capital guidelines, as a result of the treatment of the Preferred Shares as a minority interest in a consolidated subsidiary of the Bank, and (ii) lack of federal income tax on the Company's earnings used to pay the dividends on the Preferred Shares, as a result of the Company's qualification as a REIT. On December 30, 1998, the Bank contributed the common stock of the Company to HCH, a newly-formed and wholly-owned subsidiary of the Bank. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding.

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

     The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2001 and 2000 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

     The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company's current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company's Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2001 and 2000 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

     The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2001 the Company held $21 million of short-term money market assets and $85 million of U.S. Treasury securities. At December 31, 2000 the Company held $3 million of short-term money market assets and $25 million of U.S. Treasury securities.

     The Company intends to continue to acquire Mortgage Assets from the Bank and/or affiliates of the Bank on terms that are comparable to those that could be obtained by the Company if such Mortgage Assets were purchased from unrelated third parties. The Company may also from time to time acquire Mortgage Assets from unrelated third parties.

     The Company intends to maintain a substantial portion of its portfolio in Bank-secured obligations and mortgage-backed securities. The Company may, however, invest in other assets eligible to be held by a REIT. The Company's current policy and the Servicing Agreement (defined below) prohibit the acquisition of any Mortgage Asset constituting an interest in a mortgage loan (other than an interest resulting from the acquisition of mortgage-backed securities), which mortgage loan (i) is delinquent (more than 30 days past due) in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) on nonaccrual status or (b) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in payment of principal or interest. Loans that are on "nonaccrual status" are generally loans that are past due 90 days or more in principal or interest. The Company maintains a policy of disposing of any mortgage loan which (i) falls into nonaccrual status, (ii) has to be renegotiated due to the financial deterioration of the borrower, or (iii) is more than 30 days past due in the payment of principal or interest more than once in any 12 month period. The Company may choose, at any time subsequent to its acquisition of any Mortgage Assets, to require the Bank (as part of the Servicing Agreement) to dispose of the mortgage loans for any of these reasons or for any other reason.

     The Bank services the Securing Mortgage Loans and the other mortgage loans purchased by the Company on behalf of, and as agent for, the Company and is entitled to receive fees in connection with the servicing thereof pursuant to the servicing agreement (the "Servicing Agreement"). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. Payment of such fees is subordinate to payments of dividends on the Preferred Shares. The Servicing Agreement requires the Bank to service the loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of residential mortgage loans, with Fannie Mae and FHLMC guidelines and procedures. The Servicing Agreement requires the Bank to service the loans solely with a view toward the interest of the Company and without regard to the interest of the Bank or any of its affiliates. The Bank will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the loans it services. The Bank may, with the approval of a majority of the Company's Board of Directors, as well as a majority of the Company's Independent Directors, subcontract all or a portion of its obligations under the Servicing Agreement to unrelated third parties. An "Independent Director" is a director who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or of its affiliates. The Bank will not, in connection with the subcontracting of any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligations under the Servicing Agreement. The Company may terminate the Servicing Agreement upon the occurrence of such events as they relate to the Bank's proper and timely performance of its duties and obligations under the Servicing Agreement. As long as any Preferred Shares remain outstanding, the Company may not terminate, or elect to renew, the Servicing Agreement without the approval of a majority of the Company's Independent Directors.

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

     The Advisory Agreements in effect in 2001, 2000 and 1999 entitled the Bank to receive advisory fees of $35,000, $57,000, and $50,000 respectively. In 2002, advisory fees of $60,000 have been approved.

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

Employees

     As of December 31, 2001, the Company had no paid employees.

Environmental Matters

     In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans.

Qualification as a REIT

     The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% (95% for years prior to January 1, 2001) of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2001 as well as 2000 the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Cash distributions in the amount of $1.8438 cents per Preferred Share were paid in 2001 and 2000. A cash dividend on common stock of $14.3 million was declared on December 4, 2001 to the stockholder of record on December 15, 2001 and paid on December 31, 2001. A cash dividend on common stock of $13 million was declared on December 4, 2000 to the stockholder of record on December 15, 2000 and paid on December 30, 2000. In addition, on September 12, 2001 and 2000 the Company paid a cash dividend of $346 thousand and $224 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2001 and 2000, respectively. These dividends were paid on the Company's 2000 and 1999 REIT ordinary taxable income.

ITEM 2. PROPERTIES

     None as of December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation nor, to the Company's knowledge is any material litigation currently threatened against the Company, the Bank or any affiliate of the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Financial Statements on page 28.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. On December 4, 2001, the Company declared $14.3 million in cash dividends on common stock, which were paid in December 2001. On December 4, 2000, the Company declared $13.0 million in cash dividends on common stock, which were paid in December 2000. In addition, on September 12, 2001 and 2000, the Company paid a cash dividend of $346 thousand and $224 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2001, and September 4, 2000, respectively. These dividends were paid on the Company's 2000 and 1999 REIT ordinary taxable income.

     The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". During 2001 and 2000, the Company declared and paid cash dividends to preferred stockholders of approximately $18.4 million in each year. Although the Company declared cash dividends on the Preferred Shares for 2001 and 2000, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company's financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% (95% for years prior to January 1, 2001) of its ordinary taxable income to preferred and /or common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

                                                  FOR THE YEARS ENDED DECEMBER 31    FROM JANUARY 2, 1998
                                                 ---------------------------------   (INCEPTION) THROUGH
                                                   2001        2000        1999       DECEMBER 31, 1998
                                                 ---------   ---------   ---------   --------------------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Interest income................................  $ 28,715    $ 32,312    $ 31,588         $  27,467
Noninterest income.............................     4,796         257          --                --
Operating expenses:
  Loan servicing fees..........................       243         373         511               756
  Advisory fees................................        35          57          50                43
  General and administrative...................       300         290         300               187
                                                 --------    --------    --------         ---------
     Total operating expenses..................       578         720         861               986
                                                 --------    --------    --------         ---------
Net income.....................................    32,933      31,849      30,727            26,481
Preferred stock dividends......................    18,438      18,438      18,438            16,389
                                                 --------    --------    --------         ---------
Net income available to common stockholder.....  $ 14,495    $ 13,411    $ 12,289         $  10,092
                                                 ========    ========    ========         =========
Basic and diluted net income per common
  share........................................  $ 14,495    $ 13,411    $ 12,289         $  10,092
                                                 ========    ========    ========         =========
Distributions per preferred share..............  $ 1.8438    $ 1.8438    $ 1.8438         $  1.6389
                                                 ========    ========    ========         =========
Balance Sheet Data (end of period):
Total assets...................................  $489,342    $489,939    $473,988         $ 503,390
                                                 ========    ========    ========         =========
Total liabilities..............................  $    100    $    115    $     97         $   9,762
                                                 ========    ========    ========         =========
Total stockholders' equity.....................  $489,242    $489,824    $473,891         $ 493,628
                                                 ========    ========    ========         =========
Cash Flows Data:
Operating activities...........................  $ 28,736    $ 31,638    $ 30,821         $  23,897
                                                 ========    ========    ========         =========
Investing activities...........................  $  4,035    $   (419)   $ 10,290         $(497,621)
                                                 ========    ========    ========         =========
Financing activities...........................  $(33,084)   $(31,662)   $(40,470)        $ 474,345
                                                 ========    ========    ========         =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto appearing later in this Report.

SUMMARY

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000

     The Company's net income for 2001 was $32.9 million. This represented a $1.1 million or 3.4% increase from 2000 net income of $31.8 million.

     Interest income on the Notes for 2001 totaled $5.2 million and yielded 6.4% on $81 million of average principal outstanding compared to $7.8 million and a 6.4% yield on $122 million average principal outstanding for 2000. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $99 million for 2001 and $151 million for 2000. Interest income on securities available-for-sale for 2001 was $21.9 million, resulting in a yield of 6.1% on an average balance of $363 million compared to $22.6 million with a yield of 6.9% on an average balance of $328 million for 2000. The decrease in interest income on securities available-for-sale was primarily attributable to a reduction in yield, partially offset by growth in the investment portfolio. As securities matured or were sold, proceeds were invested in lower yielding securities as market interest rates declined in recent months. Gains from investment securities sales were $4.8 million in 2001 and $257 thousand in 2000. There were no Company borrowings during either year.

     Operating expenses for the year ended December 31, 2001 totaled $578 thousand; a decrease of $142 thousand from the year ended December 31, 2000. Loan servicing expenses for 2001 totaled $243 thousand, a decrease of $130 thousand or 35% from 2000. This decrease was attributed to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2001 were $35 thousand compared to $57 thousand for the same period a year ago. General and administrative expenses for the same period totaled $300 thousand, an increase of $10 thousand or 3.4% from 2000.

     On December 30, 2001, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2001 as declared on December 4, 2001. On December 30, 2000, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2000 as declared on December 4, 2000. On a year-to-date basis, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 2001 and 2000, respectively. A cash dividend on common stock of $14.3 million was declared on December 4, 2001 to the stockholder of record on December 15, 2001 and paid on December 31, 2001. A cash dividend on common stock of $13 million was declared on December 4, 2000 to the stockholder of record on December 15, 2000 and paid on December 30, 2000. In addition, on September 12, 2001 and September 12, 2000 the Company paid a cash dividend of $346 thousand and $224 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2001 and December 30, 1999, respectively. These dividends completed the Company's 2000 and 1999 REIT tax compliance requirements. At December 31, 2001 and 2000, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

     The Company's net income for 2000 was $31.8 million. This represented a $1.1 million or 3.6% increase from 1999 net income of $30.7 million.

     Interest income on the Notes for 2000 totaled $7.8 million and yielded 6.4% on $122 million of average principal outstanding compared to $10.8 million and a 6.4% yield on $169 million average principal outstanding for 1999. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $151 million for 2000 and $208 million for 1999. Interest income on securities available-for-sale for 2000 was $22.6 million, resulting in a yield of 6.9% on an average balance of $328 million compared to $19.8 million with a yield of 6.7% on an average balance of $294 million for 1999. The increase in interest income on securities available-for-sale is primarily attributable to an increase in the investment securities portfolio and the purchase of higher yielding securities, raising the average return. Gains from investment securities sales were $257 thousand in 2000. There were no investment securities sales in 1999. There were no Company borrowings during either year.

     Operating expenses for the year ended December 31, 2000 totaled $720 thousand, a decrease of $141 thousand from the year ended December 31, 1999. Loan servicing expenses for 2000 totaled $373 thousand, a decrease of $138 thousand or 27% from 1999. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2000 were $57 thousand compared to $50 thousand for the same period a year ago. General and administrative expenses for the same period totaled $290 thousand, a decrease of $10 thousand or 3.3% from 1999.

QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000

     The Company's net income for the fourth quarter of 2001 was $5.4 million compared to $8.0 million in the fourth quarter of 2000.

     Fourth quarter 2001 interest income on the Notes totaled $1.0 million and yielded 6.4% on $65 million of average principal outstanding compared to interest income of $1.7 million and a 6.4% yield on $109 million average principal outstanding for the fourth quarter 2000. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for the fourth quarter 2001 and 2000 was $79 million and $121 million, respectively. Interest income on securities available-for-sale for the current quarter was $4.3 million resulting in a yield of 4.8% on an average balance of $363 million, compared to interest income of $6.0 million with a yield of 6.7% on an average balance of $359 million for the same period a year ago. There were no Company borrowings during the quarter.

     Fourth quarter 2001 operating expenses totaled $198 thousand, a decrease of $19 thousand from the fourth quarter of 2000. Loan servicing expenses totaled $48 thousand, a decrease of $35 thousand or 42% from the prior year's fourth quarter, attributed to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for 2001 were $8 thousand, a decrease of $4 thousand from the prior year's fourth quarter. General and administrative expenses totaled $142 thousand, an increase of $20 thousand over fourth quarter 2000. The higher general and administrative expense in 2001 is primarily attributed to additional costs associated with ongoing regulatory filings.

ALLOWANCE FOR LOAN LOSSES

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

CONCENTRATIONS OF CREDIT RISK

     A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $46 million and $12 million, respectively at December 31, 2001 and $79 million and $18 million, respectively, at December 31, 2000.

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

     In order to remain qualified as a REIT, the Company must distribute annually at least 90% (95% for years prior to January 1, 2001) of its adjusted REIT ordinary taxable income through 2001, as provided for under the Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT ordinary taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs.

     As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $28.7 million provided from operations during 2001 were $47.0 million provided by principal payments on the Notes and $874.9 million from the maturities and sales of securities available-for-sale. In 2000, the primary sources of funds other than from operations of $31.6 million were $33.8 million provided by principal payments on the Notes and $123.1 million from the maturities of securities available-for-sale. The primary uses of funds for 2001 were $897.2 million in purchases of securities available-for-sale and $18.4 and $14.6 million in preferred stock dividends and common stock dividends paid, respectively. In 2000 the primary uses of funds were $169.7 million in purchases of securities available-for-sale and $18.4 and $13.2 million in preferred stock dividends and common stock dividends paid, respectively.

ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," on July 1, 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Company does not anticipate that there will be a material impact of adopting the Statement on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for long-lived assets to be disposed of by sale. It supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

OTHER MATTERS

     As of December 31, 2001, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 2001, the Company had $56 million invested in Notes, a decrease of $47 million from December 31, 2000, attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2001, the Company holds $320 million in mortgage-backed securities compared to $353 million at December 31, 2000. At December 31, 2001 the Company holds $85 million in U.S. Treasuries compared to $25 million at December 31, 2000. At December 31, 2001, the Company holds an investment of $21 million in securities purchased from the Bank under agreement to resell compared to $3 million at December 31, 2000. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The Company's Board of Directors consists of five members. The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to the Advisory Agreement described above. Each officer of the Company currently is also an officer of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank's affiliates. None of the officers, directors or employees of the Company will have a direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets.

     Pursuant to terms of the Preferred Shares, the Company's Independent Directors will consider the interests of the holders of both the Preferred Shares and the Common Stock in determining whether any proposed action requiring their approval is in the best interests of the Company.

     The persons who are directors and executive officers of the Company are as follows:

                          NAME                              AGE       POSITION AND OFFICES HELD
                          ----                              ---       -------------------------
Paul R. Skubic..........................................    53     Chairman of the Board, President
Pamela C. Piarowski.....................................    42     Chief Financial Officer
Frank M. Novosel........................................    55     Treasurer, Director
Teresa L. Patton........................................    54     Vice President of Operations
Margaret M. Sulkin......................................    43     Assistant Treasurer
Delbert J. Wacker.......................................    70     Director
David J. Blockowicz.....................................    59     Director
Forrest M. Schneider....................................    54     Director

     The following is a summary of the experience of the executive officers and directors of the Company:

     Mr. Skubic has been Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc., and the Bank since 1990. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a certified public accountant.

     Ms. Piarowski has been Senior Vice President and Chief Financial Officer of Harris Bankcorp, Inc. since June 2001. From June 1995 to that time she held several positions in the Bank's finance group, including Vice President and Corporate Controller. From 1989 to 1995, Ms. Piarowski was with the Chicago Branch of Bank of Montreal. Before joining Bank of Montreal, Ms. Piarowski was employed by Coopers & Lybrand. She is a certified public accountant.

     Mr. Novosel has been a Vice President in the Treasury Group of the Bank since 1995. Previously, he served as Treasurer of Harris Bankcorp, Inc., managing financial planning. Mr. Novosel is a Chartered Financial Analyst and a member of the Investment Analysts' Society of Chicago.

     Ms. Patton has been a Vice President in Residential Mortgages at the Bank for 15 years and is currently the Director of Secondary Marketing. Prior to this position she was the Manager of Sales and Delivery for the Residential Mortgage Division. She currently serves on the Bank's Asset/Liability Committee, and has been employed by the Bank for over 25 years holding positions in Consumer and Commercial Banking.

     Ms. Sulkin has been a Vice President in the Taxation Department of the Bank since 1992. Ms. Sulkin has been employed by the Bank since 1984. Prior to joining the Bank, she was employed by KPMG Peat Marwick LLP. She is a certified public accountant.

     Mr. Wacker retired as a partner from Arthur Andersen & Co. in 1987 after 34 years. From July 1988 to November 1990, he was Vice President -Treasurer, Parkside Medical Services, a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General.

     Mr. Blockowicz is a certified public accountant and is a partner with Blockowicz & Del Guidicie LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990.

     Mr. Schneider is President and Chief Executive Officer of Lane Industries, Inc. Mr. Schneider is a director of Lane Industries and director of General Binding Corporation. He has been employed by Lane Industries since 1976. He is a graduate of the University of Illinois where he received his B.S. and masters degree in finance.

INDEPENDENT DIRECTORS

     The terms of the Preferred Shares require that, as long as any Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Company's Independent Directors. Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider are the Company's Independent Directors.

     If at any time the Company fails to declare and pay a quarterly dividend payment on the Preferred Shares, the number of directors then constituting the Board of Directors of the Company will be increased by two at the Company's next annual meeting and the holders of Preferred Shares, voting together with the holders of any other outstanding series of Preferred Stock as a single class, will be entitled to elect two additional directors to serve on the Company's Board of Directors. Any member of the Board of Directors elected by holders of the Company's Preferred Shares will be deemed to be an Independent Director for purposes of the actions requiring the approval of a majority of the Independent Directors.

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

                                                           NAME OF             AMOUNT OF         PERCENT
TITLE OF CLASS                                         BENEFICIAL OWNER   BENEFICIAL OWNERSHIP   OF CLASS
--------------                                         ----------------   --------------------   --------
Preferred Stock......................................   Paul R. Skubic         300 Shares          .003%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS

          The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company.

          As described on page 4 of this Report, a substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2001, the Company received repayments on the Notes of $47 million compared to 2000 repayments of $34 million. In years ended December 31, 2001 and 2000, the Bank paid interest on the Notes in the amount of $5.2 million and $7.8 million, respectively, to the Company.

          The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2001, the Company held $21 million of such assets and had earned $1.6 million of interest from the Bank during 2001. At December 31, 2000, the Company held $3 million of such assets and earned $1.9 million of interest for 2000. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

          During 2001 and 2000, the Company acquired $273 million and $145 million, respectively, of GNMA securities at fair value from the Bank. During 2001 and 2000, the Company acquired $624 million and $25 million of U.S. Treasury securities at fair value from the Bank.

          The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2001, the Bank received payments of $243 thousand and $35 thousand, respectively, compared to $373 thousand and $57 thousand for 2000, under the terms of these agreements.

          For the six-month period ended June 30, 2000, the Company had an agreement with the Bank to act as Transfer Agent and Registrar for the Preferred Shares. The total payment to the Bank for the six months ended June 30, 2000 was $10 thousand. As of July 1, 2000, the Company entered into an agreement with an independent company to act as Transfer Agent and Registrar for the Preferred Shares.

(B) CERTAIN BUSINESS RELATIONSHIPS

          Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Pamela C. Piarowski, Frank M. Novosel, Teresa L. Patton and Margaret M. Sulkin, are also officers of the Bank.

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

---------------
* Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

(b) No reports on Form 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March 2002.

                                                 /s/ PAUL R. SKUBIC
                                        ----------------------------------------
                                        Paul R. Skubic
                                        Chairman of the Board and President
                                               /s/ PAMELA C. PIAROWSKI
                                        ----------------------------------------
                                        Pamela C. Piarowski
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 22nd day of March 2002.

David J. Blockowicz                              Forrest M. Schneider
Frank M. Novosel                                 Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact
Supplemental Information

     No proxy statement will be sent to security holders in 2002.

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

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Financial Statements

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements and notes hereof.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Harris Preferred Capital Corporation

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

January 16, 2002
Chicago, Illinois

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........  $    506    $    819
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................    21,000       3,000
Notes receivable from Harris Trust and Savings Bank.........    55,962     102,960
Securities available-for-sale:
  Mortgage-backed...........................................   319,644     352,965
  U.S. Treasury.............................................    84,932      24,850
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................     5,353       2,786
Other assets................................................     1,945       2,559
                                                              --------    --------
  TOTAL ASSETS..............................................  $489,342    $489,939
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................  $    100    $    115
                                                              --------    --------
Commitments and contingencies...............................        --          --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................   250,000     250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................         1           1
Additional paid-in capital..................................   240,733     240,733
Earnings in excess of distributions.........................       385         536
Accumulated other comprehensive income -- net unrealized
  losses on
  available-for-sale securities.............................    (1,877)     (1,446)
                                                              --------    --------
  TOTAL STOCKHOLDERS' EQUITY................................   489,242     489,824
                                                              --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $489,342    $489,939
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                           -----------------------------------------
                                                              2001         2000              1999
                                                           ----------   ----------        ----------
                                                                        (IN THOUSANDS)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell...........................  $    1,566   $    1,907        $      984
  Notes receivable from Harris Trust and Savings Bank....       5,208        7,807            10,808
  Securities available-for-sale:
     Mortgage-backed.....................................      20,828       22,287            19,796
     U.S. Treasury.......................................       1,113          311                --
                                                           ----------   ----------        ----------
       Total interest income.............................      28,715       32,312            31,588
NON-INTEREST INCOME:
  Gain on sale of securities.............................       4,796          257                --
                                                           ----------   ----------        ----------
                                                                4,796          257                --
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank................................................         243          373               511
  Advisory fees paid to Harris Trust and Savings Bank....          35           57                50
  General and administrative.............................         300          290               300
                                                           ----------   ----------        ----------
       Total operating expenses..........................         578          720               861
                                                           ----------   ----------        ----------
Net income...............................................      32,933       31,849            30,727
Preferred dividends......................................      18,438       18,438            18,438
                                                           ----------   ----------        ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER...............  $   14,495   $   13,411        $   12,289
                                                           ==========   ==========        ==========
Basic and diluted earnings per common share..............  $14,495.00   $13,411.00        $12,289.00
                                                           ==========   ==========        ==========
Net income...............................................  $   32,933   $   31,849        $   30,727
Other comprehensive income/(loss) -- net unrealized
  gains/(losses) on available-for-sale securities........      (5,441)      15,746           (19,694)
                                                           ----------   ----------        ----------
Comprehensive income.....................................  $   27,492   $   47,595        $   11,033
                                                           ==========   ==========        ==========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                         ACCUMULATED
                                                           ADDITIONAL    EARNINGS IN        OTHER           TOTAL
                                      PREFERRED   COMMON    PAID-IN       EXCESS OF     COMPREHENSIVE   STOCKHOLDERS'
                                        STOCK     STOCK     CAPITAL     DISTRIBUTIONS   INCOME (LOSS)      EQUITY
                                      ---------   ------   ----------   -------------   -------------   -------------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 1998........  $250,000     $ 1      $240,733      $    392        $  2,502        $493,628
  Net income........................        --      --            --        30,727              --          30,727
  Other comprehensive loss..........        --      --            --            --         (19,694)        (19,694)
  Dividends declared on common stock
    ($12,332.00 per share)..........        --      --            --       (12,332)             --         (12,332)
  Dividends declared on preferred
    stock ($1.8438 per share).......        --      --            --       (18,438)             --         (18,438)
                                      --------     ---      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 1999........  $250,000     $ 1      $240,733      $    349        $(17,192)       $473,891
  Net income........................        --      --            --        31,849              --          31,849
  Other comprehensive income........        --      --            --            --          15,746          15,746
  Dividends declared on common stock
    ($13,224.00 per share)..........        --      --            --       (13,224)             --         (13,224)
  Dividends declared on preferred
    stock ($1.8438 per share).......        --      --            --       (18,438)             --         (18,438)
                                      --------     ---      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 2000........  $250,000     $ 1      $240,733      $    536        $ (1,446)       $489,824
                                      ========     ===      ========      ========        ========        ========
  Net income........................        --      --            --        32,933              --          32,933
  Other comprehensive loss..........        --      --            --            --            (431)           (431)
  Dividends declared on common stock
    ($14,646.00 per share)..........        --      --            --       (14,646)             --         (14,646)
  Dividends declared on preferred
    stock ($1.8438 per share).......        --      --            --       (18,438)             --         (18,438)
                                      --------     ---      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 2001........  $250,000     $ 1      $240,733      $    385        $ (1,877)       $489,242
                                      ========     ===      ========      ========        ========        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                             -------------------------------
                                                               2001        2000        1999
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income...............................................  $  32,933   $  31,849   $ 30,727
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on sale of securities..........................     (4,796)       (257)        --
       Net decrease in other assets........................        614          28         59
       Net (decrease) increase in accrued expenses.........        (15)         18         35
                                                             ---------   ---------   --------
          Net cash provided by operating activities........     28,736      31,638     30,821
                                                             ---------   ---------   --------
INVESTING ACTIVITIES:
  Net (increase) decrease in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell................................................    (18,000)     12,000      2,004
  Repayments of notes receivable from Harris Trust and
     Savings Bank..........................................     46,998      33,789     71,186
  (Increase) decrease in securing mortgage collections due
     from Harris Trust and Savings Bank....................     (2,567)        339     10,565
  Purchases of securities available-for-sale...............   (897,270)   (169,678)   (95,628)
  Proceeds from maturities and sales of securities
     available-for-sale....................................    874,874     123,131     22,163
                                                             ---------   ---------   --------
          Net cash provided by/(used in) investing
            activities.....................................      4,035        (419)    10,290
                                                             ---------   ---------   --------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock...................    (18,438)    (18,438)   (18,438)
  Cash dividends paid on common stock......................    (14,646)    (13,224)   (22,032)
                                                             ---------   ---------   --------
          Net cash used by financing activities............    (33,084)    (31,662)   (40,470)
                                                             ---------   ---------   --------
  Net increase (decrease) in cash on deposit with Harris
     Trust and Savings Bank................................       (313)       (443)       641
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period...................................        819       1,262        621
                                                             ---------   ---------   --------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period.............................................  $     506   $     819   $  1,262
                                                             =========   =========   ========

     The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in the Internal Revenue Code Sections 856-860. All of the 1,000 shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, is outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2001 and 2000, no allowance for possible loan losses was recorded under this policy.

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

     The REIT Modernization Act, which took effect on January 1, 2001, modified certain provisions of the Internal Revenue Code of 1986, as amended, with respect to the taxation of REITs. A key provision of this tax law change reduced the required level of distributions by a REIT from 95% to 90% of ordinary taxable income starting in calendar year 2001.

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

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Balance Sheet. Securities purchased under agreement to resell totaled $21 million at December 31, 2001 compared to $3 million at December 31, 2000. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," on July 1, 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Company adopted SFAS No. 142 on January 1, 2002. The adoption of the statement did not have a material effect on the Company financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for long-lived assets to be disposed of by sale. It supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

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

3. NOTES RECEIVABLE FROM THE BANK

     On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Mortgage Loans.

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

     The balance of Securing Mortgage Loans at December 31, 2001 and 2000 was $70 million and $129 million, respectively. The weighted average interest rate on those loans at December 31, 2001 and 2000 was 7.611% and 7.858%, respectively.

     None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2001 or 2000.

     A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on those states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $46 million and $12 million, respectively, at December 31, 2001 and $79 million and $18 million, respectively, as of December 31, 2000.

4. SECURITIES

                                     DECEMBER 31, 2001                                DECEMBER 31, 2000
                       ----------------------------------------------   ----------------------------------------------
                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                         COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                       ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                               (IN THOUSANDS)
AVAILABLE-FOR-SALE
  SECURITIES
Mortgage-backed......  $321,516       $334        $2,206     $319,644   $354,407      $1,531       $2,973     $352,965
U.S. Treasury........  $ 84,937       $ --        $    5     $ 84,932   $ 24,854      $   --       $    4     $ 24,850
                       --------       ----        ------     --------   --------      ------       ------     --------
Total Securities.....  $406,453       $334        $2,211     $404,576   $379,261      $1,531       $2,977     $377,815
                       ========       ====        ======     ========   ========      ======       ======     ========

     Mortgage-backed securities include ("GNMA") Government National Mortgage Association Platinum Certificates. The contractual maturities of the mortgage-backed securities exceed ten years. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The U.S. Treasury Bills held at December 31, 2001 mature within the next twelve months.

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

     Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends paid to the holders of the Preferred Shares for the years ended December 31, 2001 and 2000 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for December 31, 2001 and 2000 were 88.4% of ordinary income and 11.6% of capital gain and 99.2% of ordinary income and .8% of short term capital gain, respectively.

     On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. A Common Stock dividend of $14,300 per common share was declared on December 4, 2001, to the stockholder of record on December 15, 2001 and paid on December 31, 2001. The allocations of the distribution declared and paid for income tax purposes were 88.4% of ordinary income and 11.6% of capital gain. A Common Stock dividend of $13,000 per common share was declared on December 4, 2000, to the stockholder of record on December 15, 2000 and paid on December 30, 2000. The allocations of the distribution declared and paid for income tax purposes were 99.2% of ordinary income and .8% of capital gain. In addition, on September 12, 2001 and September 12, 2000, the Company paid a cash dividend of $346 thousand and $224 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2001 and September 4, 2000, respectively. These dividends were paid on the Company's 2000 and 1999 REIT ordinary taxable income.

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

     The Advisory Agreement in effect in 2001 and 2000 entitled the Bank to receive advisory fees of $35,000 and $57,000, respectively. For 2002, advisory fees of $60,000 have been approved by the Board of Directors.

     The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the "Servicing Agreement"). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2001 and 2000 the Bank received payments of $243 thousand and $373 thousand, respectively.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2001, the Company held $21 million of such assets and had earned $1.6 million of interest from the Bank during 2001. At December 31, 2000 the Company held $3 million of such assets and earned $1.9 million of interest for 2000. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

     During 2001 and 2000, the Company acquired $273 million and $145 million, respectively, of GNMA securities at fair value from the Bank. During 2001 and 2000, the Company acquired $624 million and $25 million of U.S. Treasury securities at fair value from the Bank.

     For the six-month period ended June 30, 2000 the Company had an agreement with the Bank to act as Transfer Agent and Registrar for the Preferred Shares. The total payment to the Bank for the six months ended June 30, 2000 was $10 thousand. As of July 1, 2000 the Company entered into an agreement with an independent company to act as Transfer Agent and Registrar for the Preferred Shares.

7. OPERATING SEGMENT

     The Company's operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2001 and 2000, there was no pending litigation against the Company.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial data for the
Company:

                                YEAR ENDED DECEMBER 31, 2001                   YEAR ENDED DECEMBER 31, 2000
                         -------------------------------------------   ---------------------------------------------
                           FIRST      SECOND       THIRD     FOURTH      FIRST      SECOND       THIRD      FOURTH
                          QUARTER     QUARTER     QUARTER    QUARTER    QUARTER     QUARTER     QUARTER     QUARTER
                          -------     -------     -------    -------    -------     -------     -------     -------
                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Total interest
  income...............  $   7,863   $   7,724   $   7,468   $ 5,660   $   7,929   $   8,012   $   8,106   $   8,265
Total noninterest
  income...............      2,203          --       2,593        --          --          --         257          --
Total operating
  expenses.............        160         106         114       198         149         220         134         217
                         ---------   ---------   ---------   -------   ---------   ---------   ---------   ---------
Net income.............      9,906       7,618       9,947     5,462       7,780       7,792       8,229       8,048
Preferred dividends....      4,609       4,609       4,609     4,611       4,609       4,609       4,609       4,611
                         ---------   ---------   ---------   -------   ---------   ---------   ---------   ---------
Net income available to
  common stockholder...      5,297       3,009       5,338       851       3,171       3,183       3,620       3,437
                         =========   =========   =========   =======   =========   =========   =========   =========
Basic and diluted
  income per common
  share................  $5,297.00   $3,008.00   $5,338.00   $851.00   $3,171.00   $3,183.00   $3,620.00   $3,437.00
                         =========   =========   =========   =======   =========   =========   =========   =========

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

                         HARRIS TRUST AND SAVINGS BANK

CERTAIN INFORMATION REGARDING HARRIS TRUST AND SAVINGS BANK

     Harris Trust and Savings Bank ("the Bank") is an Illinois banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc., a multibank holding company incorporated under the laws of the State of Delaware and headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Harris Bankcorp, Inc. is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"). Harris Bankcorp, Inc. also owns 27 other banks, 26 in the counties surrounding Chicago and one in Arizona. On July 1, 2000, Bankmont contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc., a Chicago metropolitan area multibank holding company, to Harris Bankcorp, Inc. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into Harris Bankcorp, Inc. under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of its thirteen community banks. This combination was accounted for at historical cost, similar to a pooling of interests. Bankmont is a wholly-owned subsidiary of Bank of Montreal. At December 31, 2001, Harris Bankcorp's assets amounted to $29.05 billion, with the Bank representing approximately 68 percent of that total.

     The Bank, an Illinois state-chartered bank has its principal office, 52 domestic branch offices and 101 automated teller machines ("ATMs") located in the Chicago area. The Bank also has offices in Atlanta, Detroit, Los Angeles and San Francisco; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), engaged in international banking and finance in New York. At December 31, 2001, the Bank had total assets of $19.74 billion, total deposits of $11.19 billion, total loans of $9.97 billion and equity capital of $1.57 billion.

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

     Although primarily focusing on U.S. domestic customers, identifiable foreign assets accounted for 1.16 percent of the Bank's total consolidated assets at December 31, 2001 and foreign net income was approximately 21.54 percent of the Bank's consolidated net income for the year then ended. Foreign net income is generated from three primary sources: (i) lending to foreign banks and other financial institutions; (ii) time deposits held in foreign banks; and
(iii) foreign exchange trading profits of approximately $8.8 million.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

2001 COMPARED TO 2000

SUMMARY

     The Bank's 2001 net income was $82.3 million, down $144.2 million, or 64 percent from 2000. Earnings comparability for 2001 and 2000 was affected by both the sale of the Bank's corporate trust business in first quarter 2000 and the sale of its merchant card business in December 2000. Excluding the effect of the $45.6 million pretax gain on sale of the corporate trust business and related charges, and the $60.2 million pretax gain from the sale of the merchant card business and related operating results, year 2000 earnings were $159.2 million. In addition, the Bank had special charges for the current year, a third quarter special provision for loan losses of $121 million and a special pretax charge of $3.2 million in the fourth quarter relating to impairments in the value of certain equity investments. Excluding the effect of these special charges and the impact of divested businesses, earnings were $167.1 million, representing an increase of 5 percent over last year. This increase was attributable to continued strong business growth in consumer, mortgage and small business loans and retail deposits, and a more favorable interest rate environment that contributed to greater earnings from treasury and trading activities. These were largely offset by an increased loan loss provision associated with the impact of a weakened economy primarily on the Bank's corporate loan portfolio, and by expenses related to business growth and expansion. Excluding the special charges, gains and related operating results for businesses sold in 2000, return on average common equity ("ROE") for 2001 and 2000 was 10.72 percent and 12.04 percent, respectively. Excluding the special charges described above and gains and related operating results for businesses sold in 2000, return on average assets ("ROA") was 0.82 percent and 0.76 percent, respectively.

     Excluding the special charges described above and gains and related operating results for businesses sold in 2000, earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $181.3 million in 2001, a 5 percent increase compared to 2000. Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets. Excluding the special charges described above and gains and related operating results for businesses sold in 2000, cash ROE was 13.49 percent in 2001 compared to 15.78 percent in 2000.

     For 2001, net interest income on a fully taxable equivalent basis of $487.5 million was up 10 percent from 2000. Net interest margin rose from 2.47 percent to 2.80 percent in 2001, reflecting the impact of a declining rate environment during the past year. Average earning assets declined $580 million or 3 percent to $17.43 billion in the current year, attributable to a decrease of 2 percent or $186 million in average loans and $532 million in investment securities.

     Noninterest income decreased $60.9 million to $457.2 million for 2001. Excluding the effect of the special items, gains and operating results from the corporate trust and merchant card businesses sold in 2000, noninterest income increased 20 percent from 2000. Net gains from portfolio securities increased $20.6 million, trading profits increased $8.0 million and service charges on deposits increased $2.4 million. Inter-corporate service charges increased $32.4 million. Trust and investment management fees decreased $9.4 million and merchant and charge card fees declined $21.0 million, both declines resulting from the divestiture of businesses in the prior year.

     Total noninterest expenses were $632.2 million, up $44.4 million or 8 percent from 2000. Excluding the expenses associated with businesses sold in 2000, noninterest expenses increased 13 percent, reflecting expansion initiatives in our retail, private client and corporate and investment banking businesses. Income taxes were $10.2 million, down $87.1 million from 2000, reflecting substantially lower pretax income in 2001.

     The provision for loan losses was $203.5 million in 2001, including the $121 million special provision for loan losses in the third quarter 2001, compared to $29.7 million in 2000. Net loan charge-offs during the current year were $95.1 million compared to $24.4 million in 2000 reflecting higher write-offs in the commercial loan portfolio.

     Nonperforming assets at December 31, 2001 totaled $205 million, or 2.05 percent of total loans compared to $101 million or 0.94 percent a year earlier. Most of the increase from December 31, 2000 is comprised of loans to corporate borrowers in different industry sectors experiencing the effects of a weakened economy. At December 31, 2001, the allowance for possible loan losses was $227 million or 2.28 percent of total loans outstanding compared to $119 million or
1.10 percent of loans at the end of 2000. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined slightly from a multiple of 1.2 at December 31, 2000 to 1.1 at December 31, 2001.

     At December 31, 2001, the Bank's equity capital amounted to $1.57 billion, up from $1.52 billion at December 31, 2000. Unrealized securities gains/(losses), net of tax, were $20.1 million at December 31, 2001 compared to ($11) million at December 31, 2000.

     The Bank's regulatory capital leverage ratio was 8.23 percent compared to
7.40 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2001, the Bank's Tier 1 and total risk-based capital ratios were 9.80 percent and 12.26 percent, respectively, compared to respective ratios of 9.06 percent and 10.98 percent at December 31, 2000. The 2001 year-end risk-based capital ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

2000 COMPARED TO 1999

SUMMARY

     The Bank's 2000 net income was $226.4 million, up $82.1 million, or 57 percent from 1999. Earnings comparability for 2000 was affected by both the sale of the Bank's corporate trust business in first quarter 2000 and the sale of its merchant card business in December 2000. Excluding the effect of the $45.6 million pretax gain on sale of the corporate trust business and related charges, and the $60.2 million pretax gain from the sale of the merchant card business and related operating results, year 2000 earnings were $159.2 million, representing a 10 percent increase over last year. The merchant card business was sold to the credit card processing joint venture (Moneris) formed between Bank of Montreal and Royal Bank of Canada, and the resulting gain was eliminated in the consolidation of the Bank's results with Bank of Montreal. 2000 earnings reflected strong earnings growth in the Bank's core businesses, partially offset by the impact of higher interest rates during the year on securities portfolio earnings and the increased provision for loan losses associated with a slowing economy. Excluding the gains and operating results of the corporate trust and merchant card businesses, return on average common equity ("ROE") for 2000 was
12.04 percent and return on average assets ("ROA") was 0.76 percent. For 1999, ROE was 11.21 percent and ROA was 0.77 percent.

     Cash earnings were $172.8 million in 2000, excluding the gains and operating results of the corporate trust and merchant card businesses, a 9 percent increase compared to 1999. For the year ended December 31, 2000, cash ROE, excluding the gains and operating results on the corporate trust and merchant card businesses, was 15.78 percent compared to cash ROE of 15.23 percent in 1999.

     For 2000, net interest income on a fully taxable equivalent basis of $444.6 million was up 11 percent from 1999. Net interest margin fell from 2.54 percent to 2.47 percent in 2000, reflecting the impact of a rising rate environment during the past year. Average earning assets rose $2.22 billion or 14 percent to $18.00 billion in 2000, attributable to an increase of 12 percent or $1.13 billion in average loans and $1.01 billion in investment securities. Commercial and consumer loans and residential mortgages were the strong contributors to the loan growth.

     Noninterest income increased $70.0 million to $518.1 million for 2000. Excluding the effect of gains from the corporate trust and merchant card businesses sold in 2000, noninterest income decreased 15 percent from 1999. The decline was primarily caused by year-to-year reductions in operating revenues from the corporate trust business sold in first quarter 2000. Trust and investment management fees declined $20.9 million, while service charges on deposits decreased $8.2 million. Merchant and charge card fees declined $9.0 million.

Income from bank-owned insurance increased $3.7 million or 9 percent from 1999 due to increased investment balances. Gains from sales of securities were slightly higher compared to 1999, $14.8 million compared to $13.6 million in 1999. Trading profits were up slightly compared to 1999.

     Total noninterest expenses were $587.8 million, down $38.5 million or 6 percent from 1999, primarily reflecting a decline from last year's operating expense for the corporate trust business sold in first quarter 2000, and one-time systems expenditures related to Y2K made in 1999.

     Income taxes were $97.3 million, up $58.1 million from 1999, reflecting substantially higher pretax income in 2000.

     The 2000 provision for loan losses of $29.7 million was up $8.0 million from 1999. Net loan charge-offs during 2000 were $24.4 million compared to $16.3 million in 1999 reflecting higher write-offs in the commercial loan portfolio.

     Nonperforming assets at December 31, 2000 totaled $101 million, or 0.94 percent of total loans compared to $24 million or 0.24 percent at December 31, 1999. Most of the increase from December 31, 1999 was comprised of five loans in the shared national credit portfolio ranging in size from $8 million to $17 million, to borrowers in five different industry sectors. At December 31, 2000, the allowance for possible loan losses was $119 million or 1.10 percent of total loans outstanding compared to $114 million or 1.13 percent of loans at the end of 1999. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined from a multiple of 4.7 at December 31, 1999 to 1.2 at December 31, 2000.

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

     The Bank's regulatory capital leverage ratio was 7.40 percent compared to
7.29 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2000, the Bank's Tier 1 and total risk-based capital ratios were 9.06 percent and 10.98 percent, respectively, compared to respective ratios of 8.68 percent and 10.77 percent at December 31, 1999. The 2000 year-end risk-based capital ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Trust and Savings Bank engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the years in the three year period ended December 31, 2001.

     The Bank's ultimate parent company, Bank of Montreal ("BMO"), has elected to appoint two firms of independent public accountants to be auditors of BMO and all significant subsidiaries. The Bank's independent public accountants are identical to the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
of Directors of Harris Trust and Savings Bank:

     We have audited the accompanying consolidated statements of condition of Harris Trust and Savings Bank and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of Harris Trust and Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Trust and Savings Bank and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


                                                 /s/ PricewaterhouseCoopers LLP
/s/ KPMG LLP                                     PricewaterhouseCoopers LLP
KPMG LLP
Chicago, Illinois
January 16, 2002

                              FINANCIAL STATEMENTS

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                          DECEMBER 31
                                                                --------------------------------
                                                                    2001               2000
                                                                -------------      -------------
                                                                (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................     $ 1,203,946        $ 1,292,694
Money market assets:
  Interest-bearing deposits at banks........................         195,723            141,348
  Federal funds sold and securities purchased under
     agreement to resell....................................         579,750            491,075
Securities available-for-sale (including $3.21 billion and
  $3.30 billion of securities pledged as collateral for
  repurchase agreements at December 31, 2001 and December
  31, 2000, respectively)...................................       5,822,229          6,500,164
Trading account assets......................................          90,562             65,211
Loans.......................................................       9,972,473         10,768,712
Allowance for possible loan losses..........................        (227,374)          (118,951)
                                                                 -----------        -----------
  Net loans.................................................       9,745,099         10,649,761
Premises and equipment......................................         287,549            284,142
Customers' liability on acceptances.........................          13,365             34,100
Bank-owned insurance........................................         952,225            906,103
Loans held for sale.........................................         121,588            242,271
Goodwill and other valuation intangibles....................         206,119            221,326
Other assets................................................         518,016            461,420
                                                                 -----------        -----------
  TOTAL ASSETS..............................................     $19,736,171        $21,289,615
                                                                 ===========        ===========
LIABILITIES
Deposits in domestic offices--noninterest-bearing...........     $ 3,170,649        $ 3,067,296
                             --interest-bearing.............       6,311,796          7,065,300
Deposits in foreign offices--noninterest-bearing............          38,063             34,780
                           --interest-bearing...............       1,670,352          2,326,001
                                                                 -----------        -----------
  Total deposits............................................      11,190,860         12,493,377
Federal funds purchased.....................................         857,049          1,041,824
Securities sold under agreement to repurchase...............       3,566,302          3,567,055
Short-term borrowings.......................................         704,699          1,489,730
Short-term notes -- senior..................................         860,000            389,500
Acceptances outstanding.....................................          13,365             34,100
Accrued interest, taxes and other expenses..................         335,931            213,794
Other liabilities...........................................         167,288             60,812
Minority interest -- preferred stock of subsidiary..........         255,000            250,000
Long-term notes -- subordinated.............................         225,000            225,000
                                                                 -----------        -----------
  TOTAL LIABILITIES.........................................      18,175,494         19,765,192
                                                                 -----------        -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares authorized,
  issued and outstanding....................................         100,000            100,000
Surplus.....................................................         620,586            613,365
Retained earnings...........................................         819,991            821,719
Accumulated other comprehensive income (loss)...............          20,100            (10,661)
                                                                 -----------        -----------
  TOTAL STOCKHOLDER'S EQUITY................................       1,560,677          1,524,423
                                                                 -----------        -----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................     $19,736,171        $21,289,615
                                                                 ===========        ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                --------------------------------------
                                                                   2001          2000          1999
                                                                ----------    ----------    ----------
                                                                   (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $  726,403    $  905,942    $  695,194
Money market assets:
  Deposits at banks.........................................         3,537         5,580         1,483
  Federal funds sold and securities purchased under
    agreement to resell.....................................        13,672        17,534        10,894
Trading account.............................................         3,277         3,214         3,973
Securities available-for-sale:
  U.S. Treasury and federal agency..........................       340,398       417,577       330,214
  State and municipal.......................................            99           949         1,906
  Other.....................................................         2,128         1,472         1,511
                                                                ----------    ----------    ----------
  Total interest income.....................................     1,089,514     1,352,268     1,045,175
                                                                ----------    ----------    ----------
INTEREST EXPENSE
Deposits....................................................       339,445       480,551       351,384
Short-term borrowings.......................................       212,635       362,132       208,453
Senior notes................................................        33,997        52,309        69,027
Minority interest -- dividends on preferred stock of
  subsidiary................................................        18,438        18,437        18,437
Long-term notes.............................................        13,929        15,615        14,405
                                                                ----------    ----------    ----------
  Total interest expense....................................       618,444       929,044       661,706
                                                                ----------    ----------    ----------
NET INTEREST INCOME.........................................       471,070       423,224       383,469
Provision for loan losses...................................       203,508        29,689        21,732
                                                                ----------    ----------    ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........       267,562       393,535       361,737
                                                                ----------    ----------    ----------
NONINTEREST INCOME
Trust and investment management fees........................        88,846        98,226       119,133
Money market and bond trading...............................        17,016         9,066         8,484
Foreign exchange............................................         8,833         7,225         8,314
Merchant and charge card fees...............................            66        21,025        30,029
Service fees and charges....................................        98,823        96,410       104,586
Securities gains............................................        35,397        14,780        13,582
Gain on sale of corporate trust business....................            --        45,615            --
Gain on sale of merchant card business......................            --        60,162            --
Bank-owned insurance........................................        47,226        45,076        41,414
Foreign fees................................................        21,305        20,998        18,674
Syndication fees............................................         6,584         8,667        11,531
Other.......................................................       133,089        90,800        92,284
                                                                ----------    ----------    ----------
  Total noninterest income..................................       457,185       518,050       448,031
                                                                ----------    ----------    ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................       293,247       272,130       288,140
Pension, profit sharing and other employee benefits.........        51,328        49,833        56,318
Net occupancy...............................................        34,473        40,281        37,114
Equipment...................................................        53,329        50,515        55,567
Marketing...................................................        34,310        28,392        28,283
Communication and delivery..................................        19,992        21,232        23,080
Expert services.............................................        25,600        21,378        26,359
Contract programming........................................        31,479        17,589        12,195
Other.......................................................        64,731        63,774        76,516
                                                                ----------    ----------    ----------
                                                                   608,489       565,124       603,572
Goodwill and other valuation intangibles....................        23,752        22,683        22,691
                                                                ----------    ----------    ----------
  Total noninterest expenses................................       632,241       587,807       626,263
                                                                ----------    ----------    ----------
Income before income taxes..................................        92,506       323,778       183,505
Applicable income taxes.....................................        10,234        97,334        39,203
                                                                ----------    ----------    ----------
NET INCOME..................................................    $   82,272    $  226,444    $  144,302
                                                                ==========    ==========    ==========
BASIC EARNINGS PER COMMON SHARE (based on 10,000,000 average shares outstanding)
Net income..................................................    $     8.23    $    22.64    $    14.43
                                                                ==========    ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                                ---------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    ---------
                                                                         (IN THOUSANDS)
NET INCOME..................................................    $ 82,272    $226,444    $ 144,302
Other comprehensive income:
  Cash flow hedges:
     Cumulative effect of accounting change.................      (7,976)         --           --
     Net unrealized gain on derivative instruments, net of
       tax expense of $4,684 in 2001 and zero in 2000.......       7,976          --           --
  Unrealized gains/(losses) on available-for-sale
     securities:
     Unrealized holding gains/(losses) arising during
       period, net of tax expense (benefit) of $34,589 in
       2001, $89,016 in 2000 and ($106,170) in 1999.........      52,388     136,063     (160,703)
     Less reclassification adjustment for gains included in
       net income, net of tax expense of $13,769 in 2001,
       $5,749 in 2000 and $5,284 in 1999....................     (21,627)     (9,031)      (8,298)
                                                                --------    --------    ---------
  Other comprehensive income (loss).........................      30,761     127,032     (169,001)
                                                                --------    --------    ---------
Comprehensive income (loss).................................    $113,033    $353,476    $ (24,699)
                                                                ========    ========    =========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                            ACCUMULATED
                                                                               OTHER           TOTAL
                                           COMMON               RETAINED   COMPREHENSIVE   STOCKHOLDER'S
                                           STOCK     SURPLUS    EARNINGS   INCOME (LOSS)      EQUITY
                                          --------   --------   --------   -------------   -------------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 1998............  $100,000   $608,116   $593,973     $  31,308      $1,333,397
  Contribution to capital surplus.......        --      2,396         --            --           2,396
  Net income............................        --         --    144,302            --         144,302
  Dividends -- ($6.00 per common
     share).............................        --         --    (60,000)           --         (60,000)
  Other comprehensive loss..............        --                    --      (169,001)       (169,001)
                                          --------   --------   --------     ---------      ----------
BALANCE AT DECEMBER 31, 1999............   100,000    610,512    678,275      (137,693)      1,251,094
  Contribution to capital surplus.......        --      2,853         --            --           2,853
  Net income............................        --         --    226,444            --         226,444
  Dividends -- ($8.30 per common
     share).............................        --         --    (83,000)           --          83,000
  Other comprehensive income............        --         --         --       127,032         127,032
                                          --------   --------   --------     ---------      ----------
BALANCE AT DECEMBER 31, 2000............   100,000    613,365    821,719       (10,661)      1,524,423
  Contribution to capital surplus.......        --      7,221         --            --           7,221
  Net income............................        --         --     82,272            --          82,272
  Dividends -- ($8.40 per common
     share).............................        --         --    (84,000)           --         (84,000)
  Other comprehensive income............        --         --         --        30,761          30,761
                                          --------   --------   --------     ---------      ----------
BALANCE AT DECEMBER 31, 2001............  $100,000   $620,586   $819,991     $  20,100      $1,560,677
                                          ========   ========   ========     =========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEARS ENDED DECEMBER 31
                                                                -----------------------------------------
                                                                   2001           2000           1999
                                                                -----------    -----------    -----------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $    82,272    $   226,444    $   144,302
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Provision for loan losses...............................        203,508         29,689         21,732
    Depreciation and amortization, including intangibles....         71,054         70,283         69,014
    Deferred tax (benefit) expense..........................        (24,783)         1,891         (4,254)
    Gain on sales of securities.............................        (35,397)       (14,780)       (13,582)
    Gain on sale of corporate trust business................             --        (45,615)            --
    Gain on sale of merchant card business..................             --        (60,162)            --
    Trading account net cash (purchases) sales..............        (25,351)         1,785         53,672
    Decrease (increase) in interest receivable..............         70,082        (18,417)       (37,595)
    (Decrease) increase in interest payable.................        (18,506)       (18,255)        32,881
    Decrease (increase) in loans held for sale..............        120,683       (242,271)       152,521
    Other, net..............................................         71,794        (23,534)        15,955
                                                                -----------    -----------    -----------
    Net cash provided (used) by operating activities........        515,356        (92,942)       434,646
                                                                -----------    -----------    -----------
INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits at
      banks.................................................        (54,375)        98,484       (140,903)
    Net increase in Federal funds sold and securities
      purchased under agreement to resell...................        (88,675)      (193,075)      (146,425)
    Proceeds from sales of securities available-for-sale....      1,898,048        662,171        693,264
    Proceeds from maturities of securities
      available-for-sale....................................      7,707,315      7,017,854      6,058,660
    Purchases of securities available-for-sale..............     (8,840,451)    (7,690,097)    (7,988,312)
    Net decrease (increase) in loans........................        701,154       (729,351)      (926,025)
    Proceeds from sale of bank premises.....................         32,276             --             --
    Purchases of premises and equipment.....................        (63,106)       (50,965)       (72,714)
    Net increase in bank-owned insurance....................        (46,122)      (133,524)       (47,277)
    Other, net..............................................         31,408        (19,835)        59,403
                                                                -----------    -----------    -----------
    Net cash provided (used) by investing activities........      1,277,472     (1,038,338)    (2,510,329)
                                                                -----------    -----------    -----------
FINANCING ACTIVITIES:
    Net (decrease) increase in deposits.....................     (1,302,517)     1,363,690        (48,009)
    Net (decrease) increase in Federal funds purchased and
      securities sold under agreement to repurchase.........       (185,528)      (130,699)     1,097,529
    Net (decrease) increase in other short-term
      borrowings............................................       (785,031)       808,633        514,587
    Proceeds from issuance of senior notes..................      2,308,500      3,186,500      3,460,500
    Repayment of senior notes...............................     (1,838,000)    (4,297,000)    (2,900,500)
    Net cash proceeds from sale of corporate trust
      business..............................................             --         88,704             --
    Proceeds from sale of merchant card business............             --         64,103             --
    Proceeds from the issuance of preferred stock of
      subsidiary............................................          5,000             --             --
    Cash dividends paid on common stock.....................        (84,000)       (83,000)       (60,000)
                                                                -----------    -----------    -----------
      Net cash (used) provided by financing activities......     (1,881,576)     1,000,931      2,064,107
                                                                -----------    -----------    -----------
    Net decrease in cash and demand balances due from
      banks.................................................        (88,748)      (130,349)       (11,576)
    Cash and demand balances due from banks at January 1....      1,292,694      1,423,043      1,434,619
                                                                -----------    -----------    -----------
    Cash and demand balances due from banks at December
      31....................................................    $ 1,203,946    $ 1,292,694    $ 1,423,043
                                                                ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest (net of amount capitalized)...............    $   636,949    $   947,299    $   628,825
         Income taxes.......................................    $    69,310    $    76,925    $    45,107

The accompanying notes to the financial statements are an integral part of these statements.

                       NOTES TO THE FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     Harris Trust and Savings Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation which is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal ("BMO"). Throughout these Notes to Financial Statements, the term "Bank" refers to Harris Trust and Savings Bank and subsidiaries.

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

     The Bank provides banking, trust and other services domestically and internationally through the main banking facility, 5 active nonbank subsidiaries and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), in New York. The Bank provides a variety of financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

BASIS OF ACCOUNTING

     The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

FOREIGN CURRENCY AND FOREIGN EXCHANGE CONTRACTS

     Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any of the years presented. Foreign exchange trading positions including spot, forward, futures, option contracts and swaps are revalued monthly using prevailing market rates. Exchange adjustments are included with foreign exchange income in the Consolidated Statements of Income.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Bank uses various interest rate, foreign exchange and equity derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts may include futures, forwards, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts may include spot, futures, forwards, option contracts and swaps. Equity contracts may include option contracts and swaps.

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

     When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument will continue to be recorded on the balance sheet at fair value but the underlying hedged item will no longer be adjusted for changes in fair value. When hedge accounting is discontinued because the hedged item in a fair value hedge no longer meets the definition of a firm commitment, the derivative instrument will continue to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because it is no longer probable that the forecasted transaction in a cash flow hedge will occur, the gain or loss on the derivative that was in accumulated other comprehensive income will be recognized immediately in earnings and the derivative instrument will be marked to market through earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.

     Derivative instruments that are entered into for risk management purposes and do not otherwise qualify for hedge accounting are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change.

     Derivative instruments that are used as part of the Bank's dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change. Realized and unrealized gains and losses on interest rate contracts and foreign exchange contracts are recorded in trading accounting income and foreign exchange income, respectively.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," on July 1, 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this standard, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The Bank adopted SFAS No. 142 on January 1, 2002. The adoption of this Statement did not have a material effect on its financial position or results of operations. Goodwill will be assessed periodically for impairment. The Bank has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The asset is excluded from the scope of SFAS No. 142 and will continue to be amortized.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs should be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Bank does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for long-lived assets to be disposed of by sale. It supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Bank does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

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

LOANS, LOAN FEES AND COMMITMENT FEES

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. For fair value hedges that are highly effective, loans designated as the underlying hedged items are recorded net of changes in fair value attributable to the hedged risks. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, that are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. The

Bank's Consolidated Statements of Condition included approximately $18 million of deferred loan-related fees net of deferred origination costs at both December 31, 2001 and 2000.

     In conjunction with its mortgage and commercial banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are classified as available-for-sale and are included in "Other Assets" on the Bank's Consolidated Statements of Condition. The loans are carried at the lower of allocated cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized and are included as part of the basis of the loan at time of sale. Realized gains and unrealized losses are included with other noninterest income.

     The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flow analyses. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are interest rates, loan type and repricing interval.

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

     Commercial loan commitments and letters of credit are executory contracts and are not reflected on the Bank's Consolidated Statements of Condition. Fees collected are generally deferred and recognized over the life of the facility.

     Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due for principal or interest according to contractual terms, will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily residential real estate and consumer installment loans, are excluded from this definition of impairment. The Bank determines loan impairment when assessing the adequacy of the allowance for possible loan losses.

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

GOODWILL AND OTHER VALUATION INTANGIBLES

     The Bank records specifically identifiable and unidentifiable (goodwill) intangibles in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Original lives range from 3 to 15 years. Goodwill originated prior to July 1, 2001 is amortized on the straight-line basis; goodwill arising subsequent to July 1, 2001 was not amortized. Identifiable intangibles are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Goodwill and other valuation intangibles are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable. When assessing recoverability, goodwill and other valuation intangibles are included as part of the group of assets that were acquired in the transaction that gave rise to the intangibles.

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

INCOME TAXES

     Deferred tax assets and liabilities, as determined by the temporary differences between financial reporting and tax bases of assets and liabilities, are computed using enacted tax rates and laws. The effect on deferred tax assets and liabilities of a change in tax rates or law is recognized as income or expense in the period including the enactment date.

     The Bank is included in the consolidated Federal income tax return of Bankmont. Income tax return liabilities or benefits for all the consolidated entities are not materially different than they would have been if computed on a separate return basis.

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

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                            DECEMBER 31, 2001                                   DECEMBER 31, 2000
                            -------------------------------------------------   -------------------------------------------------
                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR      AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                               COST        GAINS        LOSSES       VALUE         COST        GAINS        LOSSES       VALUE
                            ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                       (IN THOUSANDS)
U.S. Treasury.............  $1,390,397    $32,654       $    5     $1,423,046   $1,377,910    $ 9,651      $ 4,095     $1,383,466
Federal agency............   2,543,823      3,719          944      2,546,598    2,425,794      2,703        1,562      2,426,935
Mortgage-backed...........   1,825,389        165        2,389      1,823,165    2,682,823         21       25,134      2,657,710
State and municipal.......       3,600         --           --          3,600        5,491         30           --          5,521
Other.....................      25,663        157           --         25,820       26,369        163           --         26,532
                            ----------    -------       ------     ----------   ----------    -------      -------     ----------
      Total securities....  $5,788,872    $36,695       $3,338     $5,822,229   $6,518,387    $12,568      $30,791     $6,500,164
                            ==========    =======       ======     ==========   ==========    =======      =======     ==========

     At December 31, 2001 and 2000, available-for-sale and trading account securities having a carrying amount of $3.75 billion and $3.57 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      DECEMBER 31, 2001
                                                                  --------------------------
                                                                  AMORTIZED          FAIR
                                                                     COST           VALUE
                                                                  ----------      ----------
                                                                        (IN THOUSANDS)
Maturities:
  Within 1 year.............................................      $1,329,278      $1,331,940
  1 to 5 years..............................................       2,321,451       2,352,799
  5 to 10 years.............................................         621,916         621,623
  Over 10 years.............................................       1,490,564       1,490,047
Other securities without stated maturity....................          25,663          25,820
                                                                  ----------      ----------
       Total securities.....................................      $5,788,872      $5,822,229
                                                                  ==========      ==========

     In 2001, 2000 and 1999, proceeds from the sale of securities available-for-sale amounted to $1.90 billion, $662 million and $693 million, respectively. Gross gains of $35.4 million and no gross losses were realized on these sales in 2001, gross gains of $14.8 million and no gross losses were realized on these sales in 2000, and gross gains of $13.6 million and no gross losses were realized on these sales in 1999. Net unrealized holding gains on trading securities included in earnings during 2001 increased by $0.1 million from an unrealized gain of $1.0 million at December 31, 2000 to an unrealized gain of $1.1 million at December 31, 2001.

3. LOANS

     The following table summarizes loan balances by category:

                                                                       DECEMBER 31
                                                                -------------------------
                                                                   2001          2000
                                                                ----------    -----------
                                                                     (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................    $6,750,654    $ 7,832,276
  Real estate construction..................................       188,187         88,227
  Real estate mortgages.....................................     2,459,369      2,242,647
  Installment...............................................       549,451        581,349
Foreign loans:
  Governments and official institutions.....................            --             --
  Banks and other financial institutions....................        10,039         12,913
  Other, primarily commercial and industrial................        14,773         11,300
                                                                ----------    -----------
       Total loans..........................................     9,972,473     10,768,712
Less allowance for possible loan losses.....................       227,374        118,951
                                                                ----------    -----------
       Loans, net of allowance for possible loan losses.....    $9,745,099    $10,649,761
                                                                ==========    ===========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                  2001        2000       1999
                                                                --------    --------    -------
                                                                        (IN THOUSANDS)
Nonaccrual loans............................................    $202,320    $ 95,850    $21,117
Restructured loans..........................................       2,309       2,349      2,372
                                                                --------    --------    -------
       Total nonperforming loans............................     204,629      98,199     23,489
Other assets received in satisfaction of debt...............         140       3,125        690
                                                                --------    --------    -------
       Total nonperforming assets...........................    $204,769    $101,324    $24,179
                                                                ========    ========    =======
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................    $ 14,306    $  5,789    $ 1,097
Interest income actually recognized.........................          --          --         --
                                                                --------    --------    -------
  Interest shortfall........................................    $ 14,306    $  5,789    $ 1,097
                                                                ========    ========    =======

     At December 31, 2001 and 2000, the Corporation had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets. At December 31, 2001 and 2000 commercial loans with a carrying value of $4.16 billion and $5.02 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

MORTGAGE SERVICING RIGHTS

     The carrying amount of mortgage servicing rights was $21.6 million and $17.2 million at December 31, 2001 and 2000, respectively. The fair value of those rights equaled or exceeded the carrying amount at both December 31, 2001 and December 31, 2000. Mortgage servicing rights, included in other assets, of $8.5 million and $3.9 million were capitalized during 2001 and 2000, respectively. Amortization expense associated with the mortgage servicing rights was $4.2 million and $3.5 million in 2001 and 2000, respectively. There were no direct write-downs in 2001 or 2000.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Balance, beginning of year..................................    $118,951    $113,702    $108,280
                                                                --------    --------    --------
Charge-offs.................................................     (98,814)    (30,128)    (21,164)
Recoveries..................................................       3,729       5,688       4,854
                                                                --------    --------    --------
  Net charge-offs...........................................     (95,085)    (24,440)    (16,310)
Provisions charged to operations............................     203,508      29,689      21,732
                                                                --------    --------    --------
Balance, end of year........................................    $227,374    $118,951    $113,702
                                                                ========    ========    ========

     Details on impaired loans and related allowance are as follows:

                                                         IMPAIRED LOANS     IMPAIRED LOANS
                                                         FOR WHICH THERE    FOR WHICH THERE     TOTAL
                                                          IS A RELATED       IS NO RELATED     IMPAIRED
                                                            ALLOWANCE          ALLOWANCE        LOANS
                                                         ---------------    ---------------    --------
                                                                         (IN THOUSANDS)
December 31, 2001
Balance..............................................       $159,817            $44,812        $204,629
Related allowance....................................         72,620                 --          72,620
                                                            --------            -------        --------
Balance, net of allowance............................       $ 87,197            $44,812        $132,009
                                                            ========            =======        ========
December 31, 2000
Balance..............................................       $ 77,289            $20,910        $ 98,199
Related allowance....................................         35,379                 --          35,379
                                                            --------            -------        --------
Balance, net of allowance............................       $ 41,910            $20,910        $ 62,820
                                                            ========            =======        ========

                                                                   YEARS ENDED DECEMBER 31
                                                                ------------------------------
                                                                  2001       2000       1999
                                                                --------    -------    -------
                                                                        (IN THOUSANDS)
Average impaired loans......................................    $153,920    $55,434    $29,283
                                                                ========    =======    =======
Total interest income on impaired loans recorded on a cash
  basis.....................................................    $     --    $    --    $    --
                                                                ========    =======    =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                       DECEMBER 31
                                                                  ----------------------
                                                                    2001          2000
                                                                  --------      --------
                                                                      (IN THOUSANDS)
Land........................................................      $ 23,183      $ 24,153
Premises....................................................       195,790       260,395
Equipment...................................................       340,427       309,892
Leasehold improvements......................................        35,627        28,008
                                                                  --------      --------
     Total..................................................       595,027       622,448
Accumulated depreciation and amortization...................       307,478       338,306
                                                                  --------      --------
     Premises and equipment.................................      $287,549      $284,142
                                                                  ========      ========

     Depreciation and amortization expense was $48.3 million in 2001, $46.7 million in 2000 and $46.3 million in 1999.

     On December 17, 2001, the Bank sold to a third party its fifteen-story operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building will be occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain of $17 million as of December 31, 2001.

     In addition, the Bank owns or leases premises at other locations to conduct branch banking activities which are part of the Chicagoland Banking group.

6. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 2001 and December 31, 2000. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank's account with Bank of New York at the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Bank's interest in these securities.

     The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.57 billion at December 31, 2001 and 2000. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate.

Securities purchased under agreement to resell

                                                                2001           2000
                                                                -----         ------
                                                                   (IN THOUSANDS)
Amount outstanding at end of year...........................    $  --         $   --
Highest amount outstanding as of any month-end during the
  year......................................................    $  --         $   --
Daily average amount outstanding during the year............    $ 293         $4,224
Daily average annualized rate of interest...................     2.60%          6.43%
Average rate of interest on amount outstanding at end of
  year......................................................       --             --

Securities sold under agreement to repurchase

                                                                   2001          2000
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Amount outstanding at end of year...........................    $3,566,303    $3,567,055
Highest amount outstanding as of any month-end during the
  year......................................................    $4,085,612    $3,878,202
Daily average amount outstanding during the year............    $3,595,769    $3,745,810
Daily average annualized rate of interest...................         3.90%         6.18%
Average rate of interest on amount outstanding at end of
  year......................................................         1.71%         6.37%

7. SENIOR NOTES AND LONG-TERM NOTES

     The following table summarizes the Bank's long-term notes:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  2001        2000
                                                                --------    --------
                                                                   (IN THOUSANDS)
Floating rate subordinated note to Bankcorp due March 31,
  2005......................................................      50,000      50,000
Floating rate subordinated note to Bankcorp due December 1,
  2006......................................................      50,000      50,000
Fixed rate 6 1/2% subordinated note to Bankcorp due December
  27, 2007..................................................      60,000      60,000
Fixed rate 7 5/8% subordinated note to Bankcorp due June 27,
  2008......................................................      15,000      15,000
Fixed rate 7 1/8% subordinated note to Bankcorp due June 30,
  2009......................................................      50,000      50,000
                                                                --------    --------
       Total................................................    $225,000    $225,000
                                                                ========    ========

     All of the Bank notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day LIBOR. At year-end 2001, 180 day LIBOR was 1.98 percent.

     The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from fourteen days to fifteen years. The notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of the Bank. As of December 31, 2001, $860 million of senior short-term notes were outstanding with original maturities ranging from 365 to 392 days (remaining maturities ranging from 98 to 206 days) and stated interest rates ranging from 1.78 percent to 4.41 percent. As of December 31, 2000, $390 million of senior short-term notes were outstanding with original maturities ranging from 28 to 365 days (remaining maturities ranging from 23 to 163 days) and stated interest rates ranging from
6.52 percent to 6.66 percent.

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

     The estimated fair values of the Bank's financial instruments at December 31, 2001 and 2000 are presented in the following table. See Note 9 for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                    DECEMBER 31
                                              --------------------------------------------------------
                                                         2001                          2000
                                              --------------------------    --------------------------
                                               CARRYING         FAIR         CARRYING         FAIR
                                                 VALUE          VALUE          VALUE          VALUE
                                              -----------    -----------    -----------    -----------
                                                                   (IN THOUSANDS)
ASSETS
Cash and demand balances due from banks...    $ 1,203,946    $ 1,203,946    $ 1,292,694    $ 1,292,694
Money market assets:
  Interest-bearing deposits at banks......        195,723        195,723        141,348        141,348
  Federal funds sold and securities
     purchased under agreement to
     resell...............................        579,750        579,750        491,075        491,075
Securities available-for-sale.............      5,822,229      5,822,229      6,500,164      6,500,164
Trading account assets....................         90,562         90,562         65,211         65,211
Loans, net of unearned income and
  allowance for possible loan losses......      9,745,099      9,769,519     10,649,761     10,656,867
Customers' liability on acceptances.......         13,365         13,365         34,100         34,100
Accrued interest receivable...............         96,460         96,460        166,542        166,542
Loans held for sale.......................        121,588        121,588        242,271        242,271
Bank-owned insurance investments..........        952,225        952,225        906,103        906,103
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          assets..........................    $18,820,947    $18,845,367    $20,489,269    $20,496,375
                                              ===========    ===========    ===========    ===========
LIABILITIES
Deposits:
  Demand deposits.........................    $ 6,670,214    $ 6,670,214    $ 6,695,470    $ 6,695,470
  Time deposits...........................      4,520,646      4,548,598      5,797,907      5,823,901
Federal funds purchased...................        857,049        857,049      1,041,824      1,041,824
Securities sold under agreement to
  repurchase..............................      3,566,302      3,566,302      3,567,055      3,567,055
Other short-term borrowings...............        704,699        704,699      1,489,730      1,489,730
Acceptances outstanding...................         13,365         13,365         34,100         34,100
Accrued interest payable..................         38,075         38,075         56,581         56,581
Short-term notes -- senior................        860,000        860,000        389,500        389,500
Minority interest -- preferred stock of
  subsidiary..............................        255,000        255,000        250,000        250,000
Long-term notes -- subordinated...........        225,000        230,135        225,000        223,359
                                              -----------    -----------    -----------    -----------
       Total on-balance-sheet financial
          liabilities.....................    $17,710,350    $17,743,437    $19,547,167    $19,571,520
                                              ===========    ===========    ===========    ===========
OFF-BALANCE-SHEET CREDIT FACILITIES
  (POSITIVE POSITIONS/(OBLIGATIONS))
Loan commitments..........................    $   (17,641)   $   (17,641)   $   (17,541)   $   (17,541)
Standby letters of credit.................           (695)          (695)          (381)          (381)
Commercial letters of credit..............            (48)           (48)           (65)           (65)
                                              -----------    -----------    -----------    -----------
       Total off-balance-sheet credit
          facilities......................    $   (18,384)   $   (18,384)   $   (17,987)   $   (17,987)
                                              ===========    ===========    ===========    ===========

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank utilizes various financial instruments with off-balance-sheet risk in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. The Bank's major categories of financial instruments with off-balance-sheet risk include credit facilities, derivative financial instruments, and various securities-related activities. Fair values of off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

Credit facilities

     Credit facilities with off-balance-sheet risk include commitments to extend credit, standby letters of credit and commercial letters of credit.

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank's commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Bank's maximum risk of accounting loss is represented by the total contractual amount of commitments which was $7.6 billion and $7.4 billion at December 31, 2001 and 2000, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 2001, totaled $632 million and at December 31, 2000, totaled $501 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.30 billion at December 31, 2001 and $2.34 billion at December 31, 2000. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $664 million at December 31, 2001 and $603 million at December 31, 2000.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $36 million at December 31, 2001 and $58 million at December 31, 2000.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $18.4 million at December 31, 2001 and $17.9 million at December 31, 2000.

Derivative financial instruments

     The Bank adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Under this standard, all derivative instruments are recognized at fair value in the Consolidated Statements of Condition. In prior years, if hedge criteria were met, then unrealized gains and losses on derivative financial instruments other than interest rate swaps were generally recognized in the same period and in the same manner in which gains and losses from the hedged item were recognized. For interest rate swaps designated as hedges, contractual payments were accrued in the Consolidated Statements of Income as a component of interest income or expense and there was no recognition of unrealized gains and losses in the Consolidated Statements of Condition.

     SFAS No. 133 supersedes SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." Disclosure for 2001 derivative activity is in accordance with SFAS No. 133 and disclosure for year derivative activity is in accordance with SFAS No. 119. Although not required, selected information for current year derivative activity is also presented in accordance with SFAS No. 119 for comparative purposes.

     The Bank uses various interest rate, foreign exchange and equity derivative contracts as part of its dealer and trading activities or in the management of its risk strategy. Interest rate contracts include futures, forwards, forward rate agreements, option contracts, guarantees (caps, floors and collars) and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps. Equity contracts include options and swaps.

  Dealer and trading activity

  Interest rate contracts

     As dealer, the Bank serves customers seeking to manage interest rate risk by entering into contracts as counterparty to their (customer) transactions. In its trading activities, the Bank uses interest rate contracts to profit from expected future market movements.

     These contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Bank's cost of replacing contracts at current market rates. The Bank manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and by continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements that provide for netting of contractual receivables and payables in the event of default or bankruptcy. Netting agreements apply to situations where the Bank is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty.

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

  Foreign exchange contracts

     The Bank is a dealer in foreign exchange (FX) contracts. Foreign exchange contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior.

     The Bank and BMO combine their U.S. FX contracts revenue. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains (losses) from dealer/trading foreign exchange contracts, for the year ended December 31, 2001 totaled $8.8 million of net profit under the aforementioned agreement with BMO.

     At December 31, 2001, approximately 98 percent of the Bank's gross notional positions in foreign currency contracts are represented by eight currencies:
Eurodollar, Canadian dollars, British pounds, Australian dollar, Swiss francs, Swedish krona, Japanese yen and the Mexican peso.

     Foreign exchange contracts include spot, future, forward, option and swap contracts that enable customers to manage their foreign exchange risk. Spot, future and forward contracts are agreements to exchange currencies at a future date, at a specified rate of exchange. Foreign exchange option contracts give the buyer the right and the seller an obligation (if the buyer asserts his right) to exchange currencies during a specified period (or on a certain date in the case of "European" options) at a specified exchange rate. Cross currency swap contracts are agreements to exchange principal denominated in two different currencies at the spot rate and to repay the principal at a specified future date and exchange rate.

  Equity contracts

     The Bank enters into equity contracts that enable customers to manage the risk associated with equity price fluctuations. Equity contracts include options and swaps.

     At December 31, 2001 the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $117.3 million in other assets and derivative instrument liabilities of $121.5 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

     At December 31, 2001, derivative contracts with BMO represent $14.8 million and $95.3 million of unrealized gains and unrealized losses, respectively.

  Risk management activity

     In addition to its dealer and trading activities, the Bank uses interest rate contracts, primarily swaps, and foreign exchange contracts to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities and foreign currency exchange rate fluctuations of certain assets and liabilities. For non-trading risks, market risk is controlled by actively managing the asset and liability mix, either directly through the balance sheet or with off-balance sheet derivative instruments. Measures also focus on interest rate exposure gaps and sensitivity to rate changes.

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

     The Bank has a foreign currency risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by foreign currency exchange rate fluctuations. Certain assets and liabilities are denominated in foreign currency, creating exposure to changes in exchange rates. The Bank uses cross currency interest rate swaps and foreign exchange forward contracts to hedge the risk.

     Risk management activities include the following derivative transactions that qualify for hedge accounting.

  Fair value hedges

     The Bank uses interest rate swaps to alter the character of revenue earned on certain long-term, fixed rate loans. Interest rate swaps convert the fixed rate loans into variable rate loans. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.

     For fair value hedges, as of December 31, 2001 the Bank recorded the fair value of derivative instrument liabilities of $8.2 million in other liabilities. Net losses recorded for the year-to-date period ended December 31, 2001 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Bank. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

  Cash flow hedges

     The Bank had used a total return swap to reduce the variability associated with the cash flows from an equity security. The total return swap converted the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap were recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security was recorded in other comprehensive income. Prior to September 30, 2001 the Bank dedesignated the hedge due to the expectation of diminished cash flows from the equity security. The unrealized loss in accumulated other comprehensive income related to the total return swap was not material to the consolidated financial statements of the Bank. As of September 30, 2001 the swap, designated a nonhedging derivative, was marked to market and the resulting unrealized gain was recorded in noninterest income.

     Risk management activities also include the following derivative transactions that do not otherwise qualify for hedge accounting.

     Foreign exchange contracts are used to stabilize any currency exchange rate fluctuation for certain senior notes and certain loans. The derivative instruments, primarily cross currency interest rate swaps and to a lesser extent forward contracts, do not qualify for hedge accounting and are accounted for at fair value.

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

  Disclosure Under SFAS No. 119

     The following information summarizes the Bank's dealer and trading activity and risk management activity for prior years. Although not required, the Bank's dealer and trading activity for the current year is also presented for comparative purposes. The following information is presented in accordance with SFAS No. 119.

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

                                                DECEMBER 31                          DECEMBER 31
                                     ----------------------------------   ----------------------------------
                                     CONTRACTUAL OR        MAXIMUM        CONTRACTUAL OR        MAXIMUM
                                     NOTIONAL AMOUNT   REPLACEMENT COST   NOTIONAL AMOUNT   REPLACEMENT COST
                                     ---------------   ----------------   ---------------   ----------------
                                          2001               2001              2000               2000
                                     ---------------   ----------------   ---------------   ----------------
                                                                 (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards.............    $   61,310          $   181          $   50,825          $   121
  Forward rate agreements..........            --               --                  --               --
  Options written..................        17,500               --               8,500               17
  Options purchased................        17,500               25               5,000               17
  Guarantees written...............       979,555              452             835,739              441
  Guarantees purchased.............       986,005           12,306             838,739            3,947
  Swaps............................     5,759,535           82,678           3,970,187           33,202

     The following table summarizes average and end of period fair values of dealer/trading interest rate contracts for the years ended December 31, 2001 and 2000:

                                                             2001                            2000
                                                 -----------------------------   -----------------------------
                                                 END OF PERIOD      AVERAGE      END OF PERIOD      AVERAGE
                                                    ASSETS          ASSETS          ASSETS          ASSETS
                                                 (LIABILITIES)   (LIABILITIES)   (LIABILITIES)   (LIABILITIES)
                                                 -------------   -------------   -------------   -------------
                                                                        (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards
     Unrealized gains..........................    $    181        $     --        $    121         $   101
     Unrealized losses.........................          --              --             (18)           (101)
  Forward rate agreements
     Unrealized gains..........................          --              --              --              --
     Unrealized losses.........................          --              --              --              --
  Options
     Purchased.................................          24              --              17              --
     Written...................................         (24)             --              14              --
  Guarantees
     Purchased.................................      11,854             600           3,506             714
     Written...................................     (11,854)           (600)         (3,506)           (700)
  Swaps
     Unrealized gains..........................      82,678          50,570          33,202           1,288
     Unrealized losses.........................     (82,742)        (50,548)        (32,757)         (1,244)
                                                   --------        --------        --------         -------
       Total Interest Rate Contracts...........    $    117        $     22        $    579         $    58
                                                   ========        ========        ========         =======

     Net gains (losses) from dealer/trading activity in interest rate contracts and nonderivative trading account assets for the years ended December 31, 2001, 2000 and 1999 are summarized below:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                               GAINS      GAINS      GAINS
                                                              (LOSSES)   (LOSSES)   (LOSSES)
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Interest Rate Contracts:
  Futures and forwards......................................  $    --     $  (52)    $  542
  Forward rate agreements...................................       --         --          2
  Options...................................................       23         (6)       (36)
  Guarantees................................................       --         53        (57)
  Swaps.....................................................      282       (316)       439
Debt Instruments............................................   16,711      9,386      7,594
                                                              -------     ------     ------
       Total Trading Revenue................................  $17,016     $9,065     $8,484
                                                              =======     ======     ======

     The following table summarizes the Bank's dealer/trading foreign exchange contracts and their related contractual or notional amounts and maximum replacement costs.

                                                                   DECEMBER 31
                                                 ------------------------------------------------
                                                 CONTRACTUAL OR NOTIONAL     MAXIMUM REPLACEMENT
                                                          AMOUNT                     COST
                                                 ------------------------    --------------------
                                                    2001          2000         2001        2000
                                                 ----------    ----------    --------    --------
                                                                  (IN THOUSANDS)
Foreign Exchange Contracts:
  Spot, futures and forwards.................    $1,260,109    $2,634,243    $11,239     $39,232
  Options written............................         7,294        22,450         --          --
  Options purchased..........................         7,294        22,450         52         668
  Cross currency swaps.......................        22,867        63,289        583       3,751

     The following table summarizes average and end of period fair values of dealer/trading foreign exchange contracts for the years ended December 31, 2001 and 2000:

                                                        2001                              2000
                                           ------------------------------    ------------------------------
                                           END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                              ASSETS           ASSETS           ASSETS           ASSETS
                                           (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                           -------------    -------------    -------------    -------------
                                                                    (IN THOUSANDS)
Foreign Exchange Contracts:
Spot, futures and forwards
  Unrealized gains.....................      $ 11,239         $ 23,831         $ 39,232         $ 19,525
  Unrealized losses....................       (11,239)         (23,831)         (39,232)         (19,525)
Options
  Purchased............................            52            1,052              668            4,120
  Written..............................            52           (1,032)            (668)          (4,120)
Cross currency swaps
  Unrealized gains.....................           583               22            3,751            1,716
  Unrealized losses....................          (583)             (23)          (3,751)          (1,848)
                                             --------         --------         --------         --------
       Total Foreign Exchange..........      $     --         $     19         $     --         $   (132)
                                             ========         ========         ========         ========

     Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2001, 2000 and 1999 totaled $8.8 million, $7.2 million and $8.3 million, respectively, of net profit under the aforementioned agreement with BMO.

     The following table summarizes the Bank's dealer/trading equities contracts and their related contractual or notional amounts and maximum replacement costs.

                                                                     DECEMBER 31
                                                        --------------------------------------
                                                          CONTRACTUAL OR          MAXIMUM
                                                         NOTIONAL AMOUNT      REPLACEMENT COST
                                                        ------------------    ----------------
                                                         2001       2000       2001      2000
                                                        -------    -------    ------    ------
                                                                    (IN THOUSANDS)
Equities Contracts:
  Options written.....................................  $27,877    $27,877    $   --    $   --
  Options purchased...................................   27,877     27,877     1,836     4,065
  Swaps...............................................   45,408         --     2,373        --

     The following table summarizes average and end of period fair values of dealer/trading equities contracts for the years ended December 31, 2001 and 2000:

                                                        2001                              2000
                                           ------------------------------    ------------------------------
                                           END OF PERIOD       AVERAGE       END OF PERIOD       AVERAGE
                                              ASSETS           ASSETS           ASSETS           ASSETS
                                           (LIABILITIES)    (LIABILITIES)    (LIABILITIES)    (LIABILITIES)
                                           -------------    -------------    -------------    -------------
                                                                    (IN THOUSANDS)
Equities Contracts:
  Options
     Purchased.........................       $ 1,836           $ 288           $ 4,065           $ 289
     Written...........................        (1,836)           (288)           (4,065)           (289)
                                              -------           -----           -------           -----
  Swaps
     Unrealized gains..................         2,373              43                --              --
     Unrealized losses.................        (2,373)            (43)               --              --
                                              -------           -----           -------           -----
       Total Equities Contracts........       $    --           $  --           $    --           $  --
                                              =======           =====           =======           =====

     There were no net gains (losses) from dealer/trading activity in equities contracts for the year ended December 31, 2001 and 2000.

     During 2000 interest rate swaps were primarily used to alter the character of revenue earned on certain fixed rate loans and foreign exchange contracts were used to stabilize any currency exchange rate fluctuations for certain senior notes. The Bank had $349 million notional amount of swap contracts, used for risk management purposes, outstanding at December 31, 2000 with a loss in fair value of $3.2 million. Gross unrealized gains and losses, representing the difference between fair value and carrying value (i.e. accrued interest payable or receivable) on these contracts, totaled $0.9 million and $1.4 million, respectively, at December 31, 2000. Risk management activity, including the related cash positions, had no material effect on the Bank's net income for the year ended December 31, 2000. There were no deferred gains or losses on terminated contracts at December 31, 2000.

     The following table summarizes swap and forward activity for risk management purposes:

                                                                   NOTIONAL
                                                                    AMOUNT
                                                                --------------
                                                                (IN THOUSANDS)
Amount, December 31, 1999...................................       $256,375
Additions...................................................        181,714
Maturities..................................................        (89,316)
Terminations................................................             --
                                                                   --------
Amount, December 31, 2000...................................        348,773

Securities activities

     The Bank's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $51 million at December 31, 2001 and $53 million at December 31, 2000.

     Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had no short position at December 31, 2001 or 2000.

10. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2001 and 2000. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

     A majority of the Bank's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Bank's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $14.0 billion or 51 percent of the Bank's total credit exposure at December 31, 2001 and $13.8 billion or 48 percent of the Bank's total credit exposure at December 31, 2000.

     The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 9 for information on collateral supporting credit facilities.

11. EMPLOYEE BENEFIT PLANS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2001. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 2001. The benefit formula for this plan is based upon length of service and an employee's highest qualifying compensation during 60 consecutive months of active employment. The plan is a multiple-employer plan covering the Bank's employees as well as persons employed by certain affiliated entities.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 2001, 2000 and 1999, cumulative contributions were greater than the amounts recorded as pension expense for financial reporting purposes. The total consolidated pension expense of the Bank, including the supplemental plan (excluding settlement losses and curtailment gains), for 2001, 2000 and 1999 was $7.1 million, $8.2 million and $10.9 million, respectively.

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

     Curtailment gains amounting to $7.3 million and $2.3 million for pension plan and postretirement medical plan, respectively, were recognized in 2000 due to the sale of corporate trust, the sale of merchant card businesses and the outsourcing arrangement with Alltel. Of those totals, $2.2 million and $0.5 million, respectively, were recognized as a direct reduction of benefit expense. Settlement losses amounting to $0.1 million and $1.3 million for the supplemental plan were recognized in 2000 and 1999, respectively.

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the
Bank:

                                                          PENSION BENEFITS           POSTRETIREMENT MEDICAL BENEFITS
                                                   ------------------------------   ---------------------------------
                                                   2001***    2000***    1999***     2001***     2000***     1999***
                                                   --------   --------   --------   ---------   ---------   ---------
                                                                             (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning of year..........  $224,002   $227,701   $242,661   $ 32,933    $ 35,238    $ 34,829
Service cost.....................................     8,812      9,373     10,197      1,280       1,346       1,730
Interest cost....................................    16,419     16,643     16,714      2,471       2,453       2,509
Plan Amendments..................................     4,033         --         --         --          --          --
Acquisitions/transfers...........................        94         --         --         --          --          --
Curtailment (gain) or loss.......................        --     (7,348)        --         --      (2,276)         --
Benefits paid (net of participant
  contributions).................................   (13,035)   (19,595)   (22,851)    (2,003)     (3,322)     (2,467)
Actuarial (gain) or loss.........................     8,052     (2,772)   (19,020)     3,708        (506)     (1,363)
                                                   --------   --------   --------   --------    --------    --------
Benefit obligation at end of year................  $248,377   $224,002   $227,701   $ 38,389    $ 32,933    $ 35,238
                                                   ========   ========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...  $246,912   $226,449   $215,721   $ 25,209    $ 21,022    $ 16,732
Actual return on plan assets.....................    (1,361)    27,559     25,539     (1,463)      2,614       1,913
Acquisitions/transfers...........................     1,192         --         --         --          --          --
Employer contribution............................     3,248     12,499      8,040      2,216       1,573       2,377
Benefits paid....................................   (13,035)   (19,595)   (22,851)        --          --          --
                                                   --------   --------   --------   --------    --------    --------
Fair value of plan assets at end of year**.......  $236,956   $246,912   $226,449   $ 25,962    $ 25,209    $ 21,022
                                                   ========   ========   ========   ========    ========    ========
Funded Status....................................  $(11,421)  $ 22,910   $ (1,252)  $(12,427)   $ (7,724)   $(14,216)
Contributions made between measurement date
  (September 30) and end of year.................        --         --         --         --          --          --
Unrecognized actuarial (gain) or loss............    29,580      1,097     11,767     (5,589)    (13,780)    (12,468)
Unrecognized transition (asset) or obligation....       (85)      (397)      (710)    19,143      20,893      23,142
Unrecognized prior service cost..................       691     (4,072)    (4,814)     1,354       1,523       1,799
                                                   --------   --------   --------   --------    --------    --------
Prepaid (accrued) benefit cost...................  $ 18,765   $ 19,538   $  4,991   $  2,481    $    912    $ (1,743)
                                                   ========   ========   ========   ========    ========    ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.....................................  $  8,812   $  9,373   $ 10,197   $  1,280    $  1,346    $  1,730
Interest cost....................................    16,419     16,643     16,714      2,471       2,453       2,509
Expected return on plan assets...................   (20,066)   (19,527)   (20,393)    (2,017)     (1,686)     (1,405)
Amortization of prior service cost...............      (745)      (743)      (737)       169         169         176
Amortization of transition (asset) or
  obligation.....................................      (313)      (312)      (312)     1,751       1,751       1,780
Recognized actuarial (gain) or loss..............       (75)       (62)       831       (548)       (489)       (269)
                                                   --------   --------   --------   --------    --------    --------
Net periodic benefit cost........................  $  4,032   $  5,372   $  6,300   $  3,106    $  3,544    $  4,521
                                                   ========   ========   ========   ========    ========    ========
Additional (gain) or loss recognized due to:
    Curtailment..................................  $     --   $ (2,223)  $     --   $     --    $   (524)   $     --

---------------
* Benefit obligation is projected for the pension benefits and accumulated for the postretirement medical benefits.

** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by HTSB.

*** Plan assets and obligation measured as of September 30.

                                                                           POSTRETIREMENT MEDICAL
                                                     PENSION BENEFITS             BENEFITS
                                                   --------------------    -----------------------
                                                   2001    2000    1999    2001     2000     1999
                                                   ----    ----    ----    -----    -----    -----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate*...................................  7.50%   7.75%   7.50%   7.50%    7.75%    7.50%
Expected return on plan assets...................  9.00%   9.00%   9.00%   8.00%    8.00%    8.00%
Rate of compensation increase....................  5.50%   5.50%   5.50%   4.00%    4.00%    4.00%

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

     For the postretirement medical care benefit plan, assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                 1-PERCENTAGE      1-PERCENTAGE
                                                                POINT INCREASE    POINT DECREASE
                                                                --------------    --------------
                                                                         (IN THOUSANDS)
Effect on total of service and interest cost components.....        $  612           $  (485)
Effect on postretirement benefit obligation.................        $5,545           $(4,503)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                               SUPPLEMENTAL UNFUNDED RETIREMENT BENEFITS
                                                               ------------------------------------------
                                                                  2001            2000            1999
                                                               ----------      ----------      ----------
                                                                             (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..................       $ 19,258        $ 13,727        $ 21,752
Service cost.............................................          1,320           1,361           2,244
Interest cost............................................          1,049             819           1,312
Plan amendments..........................................         (3,990)             --              --
Benefits paid (net of participant contributions).........           (385)         (1,957)         (5,094)
Actuarial (gain) or loss.................................          6,498           5,308          (6,487)
                                                                --------        --------        --------
Benefit obligation at end of year........................       $ 23,750        $ 19,258        $ 13,727
                                                                ========        ========        ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...........       $     --        $     --        $     --
Actual return on plan assets.............................             --              --              --
Employer contribution....................................            385           1,957           5,094
Benefits paid............................................           (385)         (1,957)         (5,094)
                                                                --------        --------        --------
Fair value of plan assets at end of year.................       $     --        $     --        $     --
                                                                ========        ========        ========
Funded Status............................................       $(23,750)       $(19,258)       $(13,727)
Contributions made between measurement date (September
  30) and end of year....................................             45              45              45
Unrecognized actuarial (gain) or loss....................         10,274           4,259            (867)
Unrecognized transition (asset) or obligation............             25             124             238
Unrecognized prior service cost..........................         (2,711)          1,694           2,194
                                                                --------        --------        --------
Prepaid (accrued) benefit cost...........................       $(16,117)       $(13,136)       $(12,117)
                                                                ========        ========        ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.............................................       $  1,320        $  1,361        $  2,244
Interest cost............................................          1,049             819           1,312
Expected return on plan assets...........................             --              --              --
Amortization of prior service cost.......................            415             500             500
Amortization of transition (asset) or obligation.........             99             114             114
Recognized actuarial (gain) or loss......................            208              --             478
                                                                --------        --------        --------
Net periodic benefit cost................................       $  3,091        $  2,794        $  4,648
                                                                ========        ========        ========
Additional (gain) or loss recognized due to:
     Settlement..........................................       $     --        $     92        $  1,314

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate............................................           6.00%           6.00%           6.00%
Rate of compensation increase............................           5.70%           5.70%           5.70%

     The Bank has a defined contribution profit sharing plan covering virtually all its employees. The plan includes a matching contribution and a profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution is based on the annual financial performance of the Bank relative to predefined targets. The Bank's total expense for this plan was $7.8 million, $9.7 million and $9.5 million in 2001, 2000 and 1999, respectively.

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

     The Bank has two types of option plans. The Fixed Stock Option Plan consist of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the Bank of Montreal shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days, after the vesting date. The stock options are exercisable for Bank of Montreal common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $4.5 million, $2.9 million and $2.4 million in 2001, 2000 and 1999, respectively.

     The following table summarizes the stock option activity for 2001, 2000 and 1999 and provides details of stock options outstanding at December 31, 2001:

                                               2001                          2000                          1999
                                    ---------------------------   ---------------------------   ---------------------------
                                                   WTD. AVG.                     WTD. AVG.                     WTD. AVG.
             OPTIONS                  SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
             -------                ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning of
  year............................   2,702,246       $39.22        2,469,800       $34.50        1,751,600       $34.46
Granted...........................   1,160,300        22.70          665,165        50.36          735,700        34.72
Exercised.........................    (133,307)       26.94         (221,876)       23.57               --           --
Forfeited, cancelled..............     (90,700)       38.07         (199,950)       35.45           (2,500)       39.06
Transferred.......................     (29,480)       50.36          (10,893)       37.87          (15,000)       39.06
Expired...........................          --           --               --           --               --           --
                                    ----------                    ----------                    ----------
Outstanding at end of year........   3,609,059        34.30        2,702,246        39.22        2,469,800        34.50
                                    ==========                    ==========                    ==========
Options exercisable at year-end...     810,731       $34.63          337,903       $28.73             None
Weighted-average fair value of
  options granted during the
  year............................  $     3.55                    $    10.93                    $     6.55

                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  -----------------------------------------------------   ----------------------------------
                       NUMBER            WTD. AVG.                             NUMBER
   RANGE OF          OUTSTANDING         REMAINING         WTD. AVG.         EXERCISABLE        WTD. AVG.
EXERCISE PRICES   DECEMBER 31, 2001   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2000   EXERCISE PRICE
---------------   -----------------   ----------------   --------------   -----------------   --------------
    $22-30            1,505,953          8.81 years          $23.78            345,653            $27.38
     34-42            1,280,234                7.44           36.97            307,832             34.72
     46-54              822,872                8.24           49.41            157,246             50.36
                      ---------                                                -------
     22-54            3,609,059                8.19           34.30            810,731             34.63
                      =========                                                =======

     The fair value of the stock options granted has been estimated using the Bloomberg Model with the following assumptions:

                                                                 2001      2000      1999
                                                                ------    ------    ------
Risk-free interest rate.....................................      5.50%     6.10%     6.31%
Expected life, in years.....................................       7.0       7.0       7.0
Expected volatility.........................................     23.29%    22.18%    21.46%
Compound annual dividend growth.............................      9.21%     8.89%     9.02%
Estimated fair value per option (US $)......................    $ 3.55    $10.93    $ 6.55

Harris Bankcorp Mid-Term Incentive Plan

     The Bank maintains the Mid-Term Incentive Plan which was established in January 2000. The Plan is intended to enhance the Bank's ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve Bank of Montreal's governing objective of maximizing value for its shareholders.

     Payouts under the plan to participants depend on the achievement of specific performance criteria that are set at the grant date. The right to receive distributions under the plan vest and are paid out after three years based on various factors including the Bank of Montreal share price. Compensation expense for this plan totalled $6.8 million in 2001. There was no compensation expense related to this plan in 2000.

Harris Bankcorp Stock Appreciation Rights Plan

     The Harris Bankcorp Stock Appreciation Rights Plan was fully paid out between November 23, 1999 and January 22,2000. All rights were exercised at that time. Compensation expense for this plan totaled $0.3 million in 1999. No compensation expense was recorded in 2000 or 2001.

     The following table details the stock appreciation rights outstanding at December 31, 2001, 2000 and 1999.

                                                                  2001        2000        1999
                                                                --------    --------    --------
Outstanding beginning of the year...........................          --      58,000     331,700
Granted.....................................................          --          --          --
Exercised...................................................          --     (58,000)   (273,700)
Cancelled...................................................          --          --          --
Transferred.................................................          --          --          --
                                                                --------    --------    --------
  Outstanding end of the year...............................          --          --      58,000
                                                                ========    ========    ========

13. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $13.6 million in 2001, $13.3 million in 2000 and $15.0 million in 1999. These amounts include real estate taxes, maintenance and other rental-related operating costs of $2.9 million, $3.8 million and $3.3 million for 2001, 2000 and 1999, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 2000 for all noncancelable operating leases are as follows:

                                                                (IN THOUSANDS)
                                                                --------------
2002........................................................       $ 8,264
2003........................................................         6,710
2004........................................................         5,127
2005........................................................         5,158
2006........................................................         5,116
2007 and thereafter.........................................        27,854
                                                                   -------
       Total minimum future rentals.........................       $58,229
                                                                   =======

     Occupancy expenses for 2001, 2000 and 1999 have been reduced by $15 million, $13 million and $12.7 million, respectively, for rental income from leased premises.

14. INCOME TAXES

     The 2001, 2000 and 1999 applicable income tax expense (benefit) was as follows:

                                                                FEDERAL      STATE      TOTAL
                                                                --------    -------    --------
                                                                        (IN THOUSANDS)
2001: Current...............................................    $ 38,271    $(3,254)   $ 35,017
      Deferred..............................................     (23,860)      (923)    (24,783)
                                                                --------    -------    --------
          Total                                                 $ 14,411    $(4,177)   $ 10,234
                                                                ========    =======    ========
2000: Current...............................................    $ 93,491    $ 1,952    $ 95,443
      Deferred..............................................       1,631        260       1,891
                                                                --------    -------    --------
          Total.............................................    $ 95,122    $ 2,212    $ 97,334
                                                                ========    =======    ========
1999: Current...............................................    $ 45,094    $(1,637)   $ 43,457
      Deferred..............................................      (5,511)     1,257      (4,254)
                                                                --------    -------    --------
          Total.............................................    $ 39,583    $  (380)   $ 39,203
                                                                ========    =======    ========

     Tax benefits of $2.7 million related to options were recorded directly to stockholder's equity in 2001. No such benefits were recorded in 2000 or 1999.

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2001, 2000 and 1999:

                                                                          DECEMBER 31
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Gross deferred tax assets:
     Allowance for possible loan losses.....................    $ 95,253    $ 49,026    $ 45,189
     Deferred expense and prepaid income....................      13,037      11,640      10,131
     Deferred employee compensation.........................       7,865       4,130       1,893
     Pension and medical trust..............................          --       2,134       5,501
     Other assets...........................................      11,641       4,370       5,646
                                                                --------    --------    --------
       Deferred tax assets..................................     127,796      71,300      68,360
                                                                --------    --------    --------
Gross deferred tax liabilities:
     Depreciable assets.....................................     (31,197)     (1,537)       (967)
     Other liabilities......................................     (15,386)    (13,333)     (9,072)
                                                                --------    --------    --------
       Deferred tax liabilities.............................     (46,583)    (14,870)    (10,039)
                                                                --------    --------    --------
     Net deferred tax assets................................      81,213      56,430      58,321
                                                                --------    --------    --------
Tax effect of adjustment related to available-for-sale
  securities................................................     (13,258)      7,562      90,829
                                                                --------    --------    --------
Net deferred tax assets including adjustment related to
  available-for-sale securities.............................    $ 67,955    $ 63,992    $149,150
                                                                ========    ========    ========

     At December 31, 2001 and 2000, the respective net deferred tax assets of $81.2 million and $56.4 million included $72.8 million and $49.0 million for Federal taxes and $8.4 million and $7.4 million for state taxes, respectively. Management believes that the realization of the net deferred tax assets is more likely than not based on existing carryback ability and expectations as to future taxable income.

     Total income tax expense of $10.2 million for 2001, $97.3 million for 2000, and $39.2 million for 1999 reflects effective tax rates of 11.1 percent, 30.1 percent, and 21.4 percent, respectively. The reasons for the differences between actual tax expense and the amount determined by applying the U.S. Federal income tax rate of 35 percent to income before income taxes were as follows:

                                                              YEARS ENDED DECEMBER 31
                                     --------------------------------------------------------------------------
                                              2001                      2000                      1999
                                     ----------------------    ----------------------    ----------------------
                                                 PERCENT OF                PERCENT OF                PERCENT OF
                                                   PRETAX                    PRETAX                    PRETAX
                                      AMOUNT       INCOME       AMOUNT       INCOME       AMOUNT       INCOME
                                     --------    ----------    --------    ----------    --------    ----------
                                                                   (IN THOUSANDS)
Computed tax expense...............  $ 32,377      35.0%       $113,322      35.0%       $ 64,227      35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense
     disallowance..................      (891)      (1.0)        (1,045)      (0.3)        (1,718)      (0.9)
  Bank-owned insurance.............   (16,507)     (17.8)       (15,758)      (4.9)       (14,477)      (7.9)
  Equity ownership in
     securitization trust..........      (278)      (0.3)        (1,673)      (0.5)        (5,601)      (3.1)
  State income taxes...............    (2,715)      (2.9)         1,438        0.4           (247)      (0.1)
  Other, net.......................    (1,752)      (1.9)         1,050        0.4         (2,981)      (1.6)
                                     --------      -----       --------       ----       --------       ----
Actual tax expense.................  $ 10,234      11.1%       $ 97,334      30.1%       $ 39,203      21.4%
                                     ========      =====       ========       ====       ========       ====

     The tax expense from net gains on security sales amounted to $13.8 million, $5.7 million, and $5.3 million in 2001, 2000, and 1999, respectively.

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

     Risk-based capital guidelines define total capital to consist primarily of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for possible loan losses. The portion of the allowance for possible loan losses includable in Tier 2 capital is limited to
1.25 percent of risk-weighted assets.

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

     Noncompliance with minimum capital requirements may result in regulatory corrective actions that could have a material effect on the Bank's financial statements. Depending on the level of noncompliance, regulatory corrective actions may include the following: requiring a plan for restoring the institution to an acceptable capital category, restricting or prohibiting certain activities and appointing a receiver or conservator for the institution.

     As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2001 that have changed the capital category of the Bank.

     At December 31, 2001 the Bank had $255 million of minority interest in preferred stock of subsidiaries, including $250 million noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7 3/8% per annum. The Bank also had a total of $5 million of preferred stock issued by subsidiaries with cumulative dividends payable at the rate of LIBOR plus 100 basis points adjusted as of the first business day of the calendar quarter which the record date falls. During both 2001 and 2000, $18 million of dividends were paid on the preferred stock. All issues of preferred stock qualify as Tier 1 Capital for U.S. banking regulatory purposes.

     The following table summarizes the Bank's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                          TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL           UNDER PROMPT CORRECTIVE
                                              ACTUAL             ADEQUACY PURPOSES           ACTION PROVISIONS
                                       --------------------   ------------------------   -------------------------
                                        CAPITAL     CAPITAL      CAPITAL      CAPITAL       CAPITAL       CAPITAL
                                         AMOUNT      RATIO       AMOUNT        RATIO        AMOUNT         RATIO
                                       ----------   -------   -------------   --------   -------------   ---------
                                                                     (IN THOUSANDS)
As of December 31, 2001:
 Total Capital to Risk-Weighted
   Assets............................  $1,995,799   12.26%    M $ 1,302,316    M 8.00%   M $ 1,627,895    M 10.00%
 Tier 1 Capital to Risk-Weighted
   Assets............................  $1,596,658    9.80%    M $   651,697    M 4.00%   M $   977,546    M  6.00%
 Tier 1 Capital to Average Assets....  $1,596,658    8.23%    M $   776,018    M 4.00%   M $   970,023    M  5.00%
As of December 31, 2000:
 Total Capital to Risk-Weighted
   Assets............................  $1,903,085   10.98%    M $ 1,386,583    M 8.00%   M $ 1,733,229    M 10.00%
 Tier 1 Capital to Risk-Weighted
   Assets............................  $1,569,134    9.06%    M $   692,774    M 4.00%   M $ 1,039,162    M  6.00%
 Tier 1 Capital to Average Assets....  $1,569,134    7.40%    M $   848,181    M 4.00%   M $ 1,060,226    M  5.00%

16. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     The Bank's investment in the combined net assets of its wholly-owned subsidiaries was $639 million and $581 million at December 31, 2001 and 2000, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $227 million of dividends at December 31, 2001. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by the Bank amounted to $84 million and $83 million in 2001 and 2000, respectively.

     The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2001 and 2000, daily average reserve balances of $255 million and $209 million, respectively, were required for the Bank. At year-end 2001 and 2000, balances on deposit at the Federal Reserve Bank totaled $264 million and $285 million, respectively.

17. CONTINGENT LIABILITIES

     The Bank and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's financial position or results of operations.

18. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                             FOREIGN      DOMESTIC      CONSOLIDATED
                                                             --------    -----------    ------------
                                                                         (IN THOUSANDS)
2001
Total operating income...................................    $ 47,534    $ 1,404,325    $ 1,451,859
Total expenses...........................................      18,127      1,341,226      1,359,353
                                                             --------    -----------    -----------
Income before taxes......................................      29,407         63,099         92,506
Applicable income taxes..................................      11,688         (1,454)        10,234
                                                             --------    -----------    -----------
Net income...............................................    $ 17,719    $    64,553    $    82,272
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $228,741    $19,507,430    $19,736,171
                                                             ========    ===========    ===========
2000
Total operating income...................................    $ 53,698    $ 1,754,161    $ 1,807,859
Total expenses...........................................      15,597      1,468,484      1,484,081
                                                             --------    -----------    -----------
Income before taxes......................................      38,101        285,677        323,778
Applicable income taxes..................................      15,143         82,191         97,334
                                                             --------    -----------    -----------
Net income...............................................    $ 22,958    $   203,486    $   226,444
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $223,976    $21,065,639    $21,289,615
                                                             ========    ===========    ===========
1999
Total operating income...................................    $ 46,974    $ 1,379,131    $ 1,426,105
Total expenses...........................................      14,803      1,227,797      1,242,600
                                                             --------    -----------    -----------
Income before taxes......................................      32,171        151,334        183,505
Applicable income taxes..................................      12,786         26,417         39,203
                                                             --------    -----------    -----------
Net income...............................................    $ 19,385    $   124,917    $   144,302
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $322,297    $19,715,768    $20,038,065
                                                             ========    ===========    ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2001, 2000 and 1999, identifiable foreign assets accounted for 1 percent, 1 percent and 2 percent, respectively, of total consolidated assets.

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

20. RELATED PARTY TRANSACTIONS

     During 2001, 2000, and 1999, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses, purchasing and selling Federal funds, repurchase and reverse repurchase agreements, short-term borrowings, interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2001, 2000, and 1999, the Bank received from BMO approximately $24.9 million, $14.7 million and $14.6 million respectively, primarily for trust services, data processing and other operations support provided by the Bank. The Corporation made payments to BMO of approximately $32.1 million, $17.0 million and $17.2 million in 2001, 2000 and 1999, respectively.

     The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in April 2002 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2001, 2000 and 1999 foreign exchange revenues included $8.8 million, $7.2 million and $8.3 million of net profit, respectively, under this agreement.