Form 10-Q
period 2002-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2002-05-13
CIK 1046788

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     The number of shares of Common Stock, $1.00 par value, outstanding on May 10, 2001 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION
Item 1.      Financial Statements:
             Balance Sheets..............................................      2
             Statements of Operations and Comprehensive Income...........      3
             Statements of Changes in Stockholders' Equity...............      4
             Statements of Cash Flows....................................      5
             Notes to Financial Statements...............................      6
Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............      6
Part II      OTHER INFORMATION
Item 6.      Reports on Form 8-K.........................................     17
Signatures...............................................................     17

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                  2002           2001          2001
                                                                ---------    ------------    ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........    $    217       $    506      $  1,063
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................      14,000         21,000        14,002
Notes receivable from Harris Trust and Savings Bank.........      48,372         55,962        91,611
Securities available-for-sale:
  Mortgage-backed...........................................     301,978        319,644       342,163
  U.S. Treasury.............................................     119,940         84,932        39,903
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................       1,695          5,353         4,042
Other assets................................................       1,827          1,945         2,810
                                                                --------       --------      --------
       TOTAL ASSETS.........................................    $488,029       $489,342      $495,594
                                                                ========       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $     95       $    100      $     84
                                                                --------       --------      --------
Commitments and contingencies...............................          --             --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................     250,000        250,000       250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................           1              1             1
Additional paid-in capital..................................     240,733        240,733       240,733
Earnings in excess of distributions.........................       1,595            385         5,833
Accumulated other comprehensive income -- unrealized losses
  on available-for-sale securities..........................      (4,395)        (1,877)       (1,057)
                                                                --------       --------      --------
       TOTAL STOCKHOLDERS' EQUITY...........................     487,934        489,242       495,510
                                                                --------       --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $488,029       $489,342      $495,594
                                                                ========       ========      ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                  QUARTER ENDED MARCH 31
                                                                --------------------------
                                                                   2002           2001
                                                                   ----           ----
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell..............................     $     320      $     543
  Notes receivable from Harris Trust and Savings Bank.......           845          1,584
  Securities available-for-sale:
     Mortgage-backed........................................         4,683          5,569
     U.S. Treasury..........................................            97            167
                                                                 ---------      ---------
       Total interest income................................         5,945          7,863
NON-INTEREST INCOME:
  Gain on sale of securities................................            --          2,203
                                                                 ---------      ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................            41             75
  Advisory fees paid to Harris Trust and Savings Bank.......             8             12
  General and administrative................................            77             73
                                                                 ---------      ---------
       Total operating expenses.............................           126            160
                                                                 ---------      ---------
Net income..................................................         5,819          9,906
Preferred dividends.........................................         4,609          4,609
                                                                 ---------      ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................     $   1,210      $   5,297
                                                                 =========      =========
Basic and diluted earnings per common share.................     $1,210.00      $5,297.00
                                                                 =========      =========
Net income..................................................     $   5,819      $   9,906
Other comprehensive income (loss) -- unrealized gains
  (losses) on available-for-sale securities.................        (2,518)           389
                                                                 ---------      ---------
Comprehensive income........................................     $   3,301      $  10,295
                                                                 =========      =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                QUARTER ENDED MARCH 31
                                                                -----------------------
                                                                  2002           2001
                                                                  ----           ----
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Balance at January 1........................................    $489,242       $489,824
  Net income................................................       5,819          9,906
  Other comprehensive income (loss).........................      (2,518)           389
  Dividends (preferred stock $0.4609 per share).............      (4,609)        (4,609)
                                                                --------       --------
Balance at March 31.........................................    $487,934       $495,510
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                QUARTER ENDED MARCH 31
                                                                ----------------------
                                                                  2002         2001
                                                                  ----         ----
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $   5,819    $   9,906
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................           --       (2,203)
     Net decrease (increase) in other assets................          118         (251)
     Net decrease in accrued expenses.......................           (5)         (31)
                                                                ---------    ---------
       Net cash provided by operating activities............        5,932        7,421
                                                                ---------    ---------
INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................        7,000      (11,002)
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................        7,590       11,349
  (Increase) decrease in securing mortgage collections due
     from Harris Trust and Savings Bank.....................        3,658       (1,256)
  Purchases of securities available-for-sale................     (119,909)    (138,975)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................      100,049      137,316
                                                                ---------    ---------
       Net cash used in investing activities................       (1,612)      (2,568)
                                                                ---------    ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................       (4,609)      (4,609)
                                                                ---------    ---------
  Net (decrease) increase in cash on deposit with Harris
     Trust and Savings Bank.................................         (289)         244
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          506          819
                                                                ---------    ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................    $     217    $   1,063
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

     The accompanying financial statements have been prepared by management from the books and records of the Company, without audit by independent certified public accountants. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company's 2001 Form 10-K. Certain items from 2001 have been reclassified to conform with current 2002 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

     The Company's net income for the first quarter of 2002 was $5.8 million. This represented a $4.1 million or 41% decrease from 2001 earnings of $9.9 million. Earnings decreased primarily because of $2.2 million of gains realized from the sale of investment securities in 2001 compared to no gains in 2002 and decreases in income on investments.

                      HARRIS PREFERRED CAPITAL CORPORATION

     First quarter 2002 interest income on the Notes totaled $845 thousand and yielded 6.4% on $52.9 million of average principal outstanding for the quarter compared to $1.6 million and a 6.4% yield on $98.7 million average principal outstanding for first quarter 2001. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for first quarter 2002 and 2001 was $65 million and $122 million, respectively. Interest income on securities available-for-sale for the current quarter was $4.8 million resulting in a yield of 5.7% on an average balance of $335 million, compared to $5.7 million with a yield of 6.6% on an average balance of $348 million for the same period a year ago. The decrease in interest income is primarily attributable to the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining in the past twelve months. Gains from investment securities sales were $2.2 million in first quarter 2001. No security gains or losses were realized in 2002.

     There were no Company borrowings during first quarter 2002 or 2001.

     First quarter 2002 operating expenses totaled $126 thousand, a decrease of $34 thousand or 21% from the first quarter of 2001. Loan servicing expenses totaled $41 thousand, a decrease of $34 thousand or 45% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the first quarter 2002 were $8 thousand compared to $12 thousand a year earlier. General and administrative expenses totaled $77 thousand, an increase of $4 thousand over first quarter 2001.

     At March 31, 2002 and 2001, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

     On March 29, 2002, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2002, as declared on March 5, 2002. On March 30, 2001, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2001, as declared on March 2, 2001.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Notes or other qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained as a result of repayment of principal balances of individual Securing Mortgage Loans or maturities of securities held for sale on a reinvested basis. The payment of dividends on the Preferred Shares is made from legally available funds, principally arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the Notes and mortgage-backed securities. The Company does not have and does not anticipate having any material capital expenditures.

     In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its adjusted REIT ordinary taxable income, as provided for under the Internal Revenue Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT ordinary taxable income.

                      HARRIS PREFERRED CAPITAL CORPORATION

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs.

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $5.9 million provided from operations during the three months ended March 31, 2002 were $7.5 million provided by principal payments on the Notes and $100.0 million from the maturities of securities available-for-sale. In the prior period ended March 31, 2001, the primary sources of funds other than $7.4 million from operations were $11.3 million provided by principal payments on the Notes and $137.3 million from the sales and maturities of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2002 were $119.9 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. For the prior year's quarter ended March 31, 2001 the primary uses of funds were $139.0 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2001.

ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," on July 1, 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by using the purchase method for which the date of acquisition is July 1, 2001 or later. The implementation of this Statement has not had a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Statement, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The implementation of this Statement has not had a material effect on the Company's financial position or results of operations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes a single accounting model for long-lived assets to be disposed of by sale. It

                      HARRIS PREFERRED CAPITAL CORPORATION
supersedes SFAS No. 121 and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The implementation of this Statement has not had a material effect on the Company's financial position or results of operations.

OTHER MATTERS

     As of March 31, 2002, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                           MARCH 31      DECEMBER 31     MARCH 31
                                                             2002           2001           2001
                                                           --------      -----------     --------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............    $   747,152    $ 1,203,946    $ 1,081,252
Money market assets:
  Interest-bearing deposits at banks..................        201,989        195,723        174,005
  Federal funds sold and securities purchased under
     agreement to resell..............................        969,150        579,750        394,925
Trading account assets................................         19,461         90,562         39,910
Securities available-for-sale (including $2.61
  billion, $3.21 billion and $3.79 billion of
  securities pledged as collateral for repurchase at
  March 31, 2002, December 31, 2001 and March 31,
  2001, respectively).................................      5,126,575      5,822,229      6,593,537
Loans.................................................      9,783,769      9,972,473     10,689,492
Allowance for possible loan losses....................       (219,682)      (227,374)      (115,761)
                                                          -----------    -----------    -----------
  Net loans...........................................      9,564,087      9,745,099     10,573,731
Premises and equipment................................        288,992        287,549        284,303
Customers' liability on acceptances...................         22,500         13,365         36,334
Bank-owned insurance..................................        963,288        952,225        916,601
Loans held for sale...................................        145,311        121,588        125,908
Goodwill and other valuation intangibles..............        202,252        206,119        217,314
Other assets..........................................        386,580        518,016        515,706
                                                          -----------    -----------    -----------
       TOTAL ASSETS...................................    $18,637,337    $19,736,171    $20,953,526
                                                          ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing...    $ 2,210,963    $ 3,170,649    $ 2,376,021
                              -- interest-bearing.....      7,834,926      6,311,796      7,090,977
Deposits in foreign offices   -- noninterest
  bearing.............................................         32,719         38,063         36,853
                              -- interest-bearing.....        948,075      1,670,352      2,375,965
                                                          -----------    -----------    -----------
       Total deposits.................................     11,026,683     11,190,860     11,879,816
Federal funds purchased and securities sold under
  agreement to repurchase.............................      3,792,338      4,423,351      5,191,832
Short-term borrowings.................................        513,805        704,699        884,041
Short-term notes -- senior............................        860,000        860,000        608,500
Acceptances outstanding...............................         22,500         13,365         36,334
Accrued interest, taxes and other expenses............        142,294        335,931        257,354
Other liabilities.....................................        217,796        167,288         74,554
Minority interest -- preferred stock of subsidiary....        255,000        255,000        250,000
Long-term notes -- subordinated.......................        225,000        225,000        225,000
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES..............................     17,055,416     18,175,494     19,407,431
                                                          -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....        100,000        100,000        100,000
Surplus...............................................        622,293        620,586        616,340
Retained earnings.....................................        861,876        819,991        820,786
Accumulated other comprehensive income (loss).........         (2,248)        20,100          8,969
                                                          -----------    -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY.....................      1,581,921      1,560,677      1,546,095
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....    $18,637,337    $19,736,171    $20,953,526
                                                          ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                      MARCH 31
                                                                --------------------
                                                                  2002        2001
                                                                  ----        ----
                                                                (IN THOUSANDS EXCEPT
                                                                    SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $131,020    $217,646
Money market assets:
  Deposits at banks.........................................         181         841
  Federal funds sold and securities purchased under
    agreement to resell.....................................       1,817       4,380
Trading account.............................................         509         749
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      58,321      98,173
  State and municipal.......................................          14          66
  Other.....................................................         549         433
                                                                --------    --------
       Total interest income................................     192,411     322,288
                                                                --------    --------
INTEREST EXPENSE
Deposits....................................................      42,861     111,573
Short-term borrowings.......................................      17,649      81,552
Senior notes................................................       6,077       8,430
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609
Long-term notes.............................................       2,852       3,959
                                                                --------    --------
       Total interest expense...............................      74,048     210,123
                                                                --------    --------
NET INTEREST INCOME.........................................     118,363     112,165
Provision for loan losses...................................      28,557      14,458
                                                                --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........      89,806      97,707
                                                                --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      19,591      22,390
Money market and bond trading...............................       1,684       5,661
Foreign exchange............................................       3,148       1,675
Service fees and charges....................................      30,082      22,128
Securities gains............................................      15,374      12,963
Bank-owned insurance........................................      12,814      11,599
Foreign fees................................................       6,025       5,089
Other.......................................................      41,008      34,707
                                                                --------    --------
       Total noninterest income.............................     129,726     116,212
                                                                --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      76,765      68,131
Pension, profit sharing and other employee benefits.........      15,147      13,612
Net occupancy...............................................       9,343       8,656
Equipment...................................................      13,714      12,561
Marketing...................................................       7,338       6,627
Communication and delivery..................................       5,567       4,668
Expert services.............................................       6,270       4,962
Contract programming........................................       7,025       6,698
Other.......................................................      14,595      18,957
                                                                --------    --------
                                                                 155,764     144,872
Goodwill and other valuation intangibles....................       6,173       5,773
                                                                --------    --------
       Total noninterest expenses...........................     161,937     150,645
                                                                --------    --------
Income before income taxes..................................      57,595      63,274
Applicable income taxes.....................................      15,567      16,207
                                                                --------    --------
  NET INCOME................................................    $ 42,028    $ 47,067
                                                                ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   4.20    $   4.71
                                                                ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                QUARTER ENDED MARCH 31
                                                                ----------------------
                                                                  2002          2001
                                                                  ----          ----
                                                                    (IN THOUSANDS)
Net income..................................................    $ 42,028       $47,067
Other comprehensive income:
  Cash flow hedges:
     Cumulative effect of accounting change.................          --        (7,976)
     Net unrealized gain on derivative instruments, net of
      tax expense $1,189 in 2001............................          --         2,024
  Unrealized (losses) gains on available-for-sale
     securities:
     Unrealized holding (losses) gains arising during the
      period, net of tax (benefit) expense of ($8,761) in
      2002 and $22,016 in 2001..............................     (12,954)       33,502
     Less reclassification adjustment for realized gains
      included in income statement, net of tax expense of
      $5,980 in 2002 and $5,043 in 2001.....................      (9,394)       (7,920)
                                                                --------       -------
  Other comprehensive (loss) income.........................     (22,348)       19,630
                                                                --------       -------
Comprehensive income........................................    $ 19,680       $66,697
                                                                ========       =======

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2002             2001
                                                                   ----             ----
                                                                      (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,560,677       $1,524,423
  Net income................................................        42,028           47,067
  Contributions to capital..................................         1,707            2,975
  Dividends -- preferred stock..............................          (143)              --
  Dividends -- common stock.................................            --          (48,000)
  Other comprehensive (loss) income.........................       (22,348)          19,630
                                                                ----------       ----------
BALANCE AT MARCH 31.........................................    $1,581,921       $1,546,095
                                                                ==========       ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   QUARTER ENDED MARCH 31
                                                                ----------------------------
                                                                   2002             2001
                                                                   ----             ----
                                                                       (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    42,028      $    47,067
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         28,557           14,458
  Depreciation and amortization, including intangibles......         16,835           16,845
  Deferred tax (benefit) expense............................           (500)           1,668
  Gain on sales of securities...............................        (15,374)         (12,963)
  Trading account net sales.................................         71,101           25,301
  Net decrease in interest receivable.......................          5,107           42,093
  Net increase (decrease) in interest payable...............          6,397          (12,328)
  Net (increase) decrease in loans held for sale............        (23,723)         116,363
  Other, net................................................         40,862          (13,825)
                                                                -----------      -----------
     Net cash provided by operating activities..............        171,290          224,679
                                                                -----------      -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........         (6,266)         (32,657)
  Net (increase) decrease in Federal funds sold and
     securities purchased under agreement to resell.........       (389,400)          96,150
  Proceeds from sales of securities available-for-sale......        339,285          696,111
  Proceeds from maturities of securities
     available-for-sale.....................................      1,355,439        2,060,377
  Purchases of securities available-for-sale................     (1,020,785)      (2,794,344)
  Net decrease in loans.....................................        152,455           61,572
  Purchases of premises and equipment.......................        (12,105)         (11,233)
  Net increase in bank-owned insurance......................        (11,063)         (10,498)
  Other, net................................................        (49,560)         (36,302)
                                                                -----------      -----------
     Net cash provided by investing activities..............        358,000           29,176
                                                                -----------      -----------
FINANCING ACTIVITIES:
  Net decrease in deposits..................................       (164,177)        (613,561)
  Net (decrease) increase in Federal funds purchased and
     securities sold under agreement to repurchase..........       (631,013)         582,953
  Net decrease in short-term borrowings.....................       (190,894)        (605,689)
  Proceeds from issuance of senior notes....................             --          838,500
  Repayment of senior notes.................................             --         (619,500)
  Cash dividends paid on common stock.......................             --          (48,000)
                                                                -----------      -----------
     Net cash used by financing activities..................       (986,084)        (465,297)
                                                                -----------      -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (456,794)        (211,442)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,203,946        1,292,694
                                                                -----------      -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31....    $   747,152      $ 1,081,252
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the three months ended March 31 totaled $67.7 million and $222.5 million in 2002 and 2001, respectively. Cash income tax payments over the same periods totaled $2.8 million and $16.1 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. The Bank has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The asset is excluded from the scope of SFAS No. 142 and continues to be amortized.

     Upon adoption of the Statement and as of March 31, 2002, the Bank had no goodwill.

     For the quarters ended March 31, 2002 and March 31, 2001, the Bank had no goodwill amortization expense.

     As of March 31, 2002, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets was $335.4 million and $133.2 million, respectively.

     For the quarter ended March 31, 2002, total amortization expense for the Bank's intangible assets was $6.2 million.

     Estimated intangible asset amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $24.8 million, $25.0 million,
$25.2 million, $25.3 million and $25.5 million, respectively.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

SUMMARY

     The Bank had first quarter 2002 net income of $42.0 million, a decrease of $5.1 million or 11 percent from first quarter 2001.

     Cash ROE was 13.30 percent in the current quarter and 15.67 percent in first quarter 2001. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity, cash ROE was 13.57 percent for the current year's first quarter, compared to 15.67 percent a year ago. Continued strong earnings growth in the core businesses and a more favorable interest rate environment contributed to increased earnings from treasury activities, but this was offset by an increased loan loss provision reflecting the recession in the U.S. economy.

     First quarter net interest income on a fully taxable equivalent basis was $120.9 million, up $3.8 million or 3 percent from $117.1 million in 2001's first quarter. Average earning assets decreased 11 percent to $15.97 billion from $17.92 billion in 2001, primarily attributable to a decrease of 7 percent or $729 million in average loans and $1.3 billion in investment securities. Net interest margin increased to 3.06 percent from 2.39 percent in the same quarter last year.

     The first quarter 2002 provision for loan losses of $28.6 million was up from $14.5 million in the first quarter of 2001. Net charge-offs were $36.2 million compared to $17.6 million in the prior year's quarter. Most of the increase resulted from higher commercial loan write offs.

     First quarter 2002 noninterest income of $129.7 million increased $13.5 million from the same quarter last year. Most of the increase resulted from additional net gains from securities sales of $2.4 million and higher service charges and fees on deposits of $8.0 million, offset by a decline in bond trading profits, syndication fees and trust revenue.

     First quarter 2002 noninterest expenses of $155.8 million increased $10.9 million or 8 percent from the year-ago quarter.

     Nonperforming assets at March 31, 2002 were $206 million or 2.10 percent of total loans, compared to $205 million or 2.05 percent at December 31, 2001, and $109 million or 1.02 percent a year ago. At March 31, 2002, the allowance for possible loan losses was $220 million, equal to 2.25 percent of loans outstanding, compared to $116 million or 1.08 percent at the end of first quarter 2001. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 106 percent at March 31, 2001 compared to 107 percent at March 31, 2002.

     At March 31, 2002, Tier 1 capital of the Bank amounted to $1.65 billion, up from $1.58 billion one year earlier. The regulatory leverage capital ratio was
8.91 percent for the first quarter of 2002 compared to 7.65 percent in the same quarter of 2001. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 2002 Tier 1 and total risk-based capital ratios were 10.40 percent and 12.83 percent compared to respective ratios of
9.31 percent and 11.23 percent at March 31, 2001.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (a) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2002.

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