Form 10-Q
period 2002-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2002-08-14
CIK 1046788

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     The number of shares of Common Stock, $1.00 par value, outstanding on August 14, 2002 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION
                               TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Balance Sheets..............................................      2
             Statements of Operations and Comprehensive Income...........      3
             Statements of Changes in Stockholders' Equity...............      4
             Statements of Cash Flows....................................      5
             Notes to Financial Statements...............................      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............      6

Part II      OTHER INFORMATION

Item 6.      Reports on Form 8-K.........................................     18

Signatures...............................................................     18

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,    JUNE 30,
                                                                  2002          2001          2001
                                                                --------    ------------    --------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........    $    314      $    506      $    540
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................      15,000        21,000        10,001
Notes receivable from Harris Trust and Savings Bank.........      41,375        55,962        78,922
Securities available-for-sale:
  Mortgage-backed...........................................     198,125       319,644       376,831
  U.S. Treasury.............................................     174,947        84,932        24,973
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................       2,243         5,353         2,765
Broker receivable -- due from securities sales..............      63,624            --            --
Other assets................................................       1,229         1,945         2,500
                                                                --------      --------      --------
       TOTAL ASSETS.........................................    $496,857      $489,342      $496,532
                                                                ========      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $     44      $    100      $     44
                                                                --------      --------      --------
Commitments and contingencies...............................          --            --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................     250,000       250,000       250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................           1             1             1
Additional paid-in capital..................................     240,733       240,733       240,733
Earnings in excess of distributions.........................       4,266           385         8,842
Accumulated other comprehensive income (loss) -- unrealized
  gains (losses) on available-for-sale securities...........       1,813        (1,877)       (3,088)
                                                                --------      --------      --------
       TOTAL STOCKHOLDERS' EQUITY...........................     496,813       489,242       496,488
                                                                --------      --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $496,857      $489,342      $496,532
                                                                ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                  QUARTER ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                -------------------------       -------------------------
                                                  2002            2001            2002            2001
                                                  ----            ----            ----            ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust
     and Savings Bank under agreement to
     resell...............................      $     638       $     372       $     959       $     915
  Notes receivable from Harris Trust and
     Savings Bank.........................            740           1,382           1,585           2,966
  Securities available-for-sale:
     Mortgage-backed......................          3,235           5,850           7,917          11,419
     U.S. Treasury........................             73             120             170             287
                                                ---------       ---------       ---------       ---------
       Total interest income..............          4,686           7,724          10,631          15,587
NON-INTEREST INCOME:
  Gain on sale of securities..............          2,695              --           2,695           2,203
                                                ---------       ---------       ---------       ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust
     and Savings Bank.....................             34              64              75             139
  Advisory fees paid to Harris Trust and
     Savings Bank.........................             19               8              27              20
  General and administrative..............             48              34             125             107
                                                ---------       ---------       ---------       ---------
       Total operating expenses...........            101             106             227             266
                                                ---------       ---------       ---------       ---------
Net income................................          7,280           7,618          13,099          17,524
Preferred dividends.......................          4,609           4,609           9,218           9,218
                                                ---------       ---------       ---------       ---------
NET INCOME AVAILABLE TO COMMON
  STOCKHOLDER.............................      $   2,671       $   3,009       $   3,881       $   8,306
                                                =========       =========       =========       =========
Basic and diluted earnings per common
  share...................................      $2,671.00       $3,009.00       $3,881.00       $8,306.00
                                                =========       =========       =========       =========
Net income................................      $   7,280       $   7,618       $  13,099       $  17,524
Other comprehensive income (loss) --
  unrealized gains (losses) on
  available-for-sale securities...........          6,208          (2,031)          3,690          (1,642)
                                                ---------       ---------       ---------       ---------
Comprehensive income......................      $  13,488       $   5,587       $  16,789       $  15,882
                                                =========       =========       =========       =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30
                                                                -----------------------
                                                                  2002           2001
                                                                  ----           ----
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
Balance at January 1........................................    $489,242       $489,824
  Net income................................................      13,099         17,524
  Other comprehensive income (loss).........................       3,690         (1,642)
  Dividends (preferred stock $0.4609 per share).............      (9,218)        (9,218)
                                                                --------       --------
Balance at June 30..........................................    $496,813       $496,488
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                                ----------------------
                                                                  2002         2001
                                                                  ----         ----
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $  13,099    $  17,524
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (2,695)      (2,203)
     Net decrease in other assets...........................          716           59
     Net increase in broker receivable -- due from
      securities sales......................................      (63,624)          --
     Net decrease in accrued expenses.......................          (56)         (71)
                                                                ---------    ---------
       Net cash (used) provided by operating activities.....      (52,560)      15,309
                                                                ---------    ---------
INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................        6,000       (7,001)
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................       14,587       24,038
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................        3,110           21
  Purchases of securities available-for-sale................     (371,585)    (213,589)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................      409,474      190,161
                                                                ---------    ---------
       Net cash provided (used) in investing activities.....       61,586       (6,370)
                                                                ---------    ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................       (9,218)      (9,218)
                                                                ---------    ---------
  Net decrease in cash on deposit with Harris Trust and
     Savings Bank...........................................         (192)        (279)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          506          819
                                                                ---------    ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................    $     314    $     540
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

3. ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16. "Business Combinations," on July 1, 2001. The Statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." It requires all business combinations within the scope of the Statement to be accounted for using one method, the purchase method. It establishes criteria for the initial recognition of intangible assets acquired in a business combination. The provisions of the Statement apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by using the purchase method for which the date of acquisition is July 1, 2001 or later. The implementations of this Statement has not had a material effect on the Company's financial position or results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Statement, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The implementation of this Statement has not had a material effect on the Company's financial position or results of operations. The Company does not have any intangible assets recorded on its balance sheet.

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

                      HARRIS PREFERRED CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

RESULTS OF OPERATIONS

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

     The Company's net income for the second quarter of 2002 was $7.3 million. This represented a $.3 million or 4.4% decrease from second quarter 2001 earnings of $7.6 million. Earnings decreased primarily because of reduced interest income on earning assets. As assets mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining in the past twelve months.

     Second quarter 2002 interest income on the Notes totaled $740 thousand and yielded 6.4% on $46.3 million of average principal outstanding for the quarter compared to $1.4 million and a 6.4% yield on $86.3 million average principal outstanding for second quarter 2001. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for second quarter 2002 and 2001 was $57 million and $106 million, respectively. Interest income on securities available-for-sale for the current quarter was $3.3 million resulting in a yield of 5.4% on an average balance of $245 million, compared to $6.0 million with a yield of 6.6% on an average balance of $365 million for the same period a year ago. The decrease in interest income is primarily attributable to the reduction in yield. As securities mature or are sold,

                      HARRIS PREFERRED CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

proceeds have been invested in lower yielding securities because market interest rates have been declining in the past twelve months. Gains from investment securities sales were $2.7 million in second quarter 2002. No security gains or losses were realized in the second quarter 2001.

     There were no Company borrowings during second quarter 2002 or 2001.

     Second quarter 2002 operating expenses totaled $101 thousand, a decrease of $5 thousand or 5% from the second quarter of 2001. Loan servicing expenses totaled $34 thousand, a decrease of $30 thousand or 47% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the second quarter 2002 were $19 thousand compared to $8 thousand a year earlier, primarily attributable to increased securities processing costs in the current year. General and administrative expenses totaled $48 thousand, an increase of $14 thousand over second quarter 2001, primarily due to increased expenses related to financial reporting and compliance.

     At June 30, 2002 and 2001, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH JUNE 30, 2001

     The Company's net income for the six months ended June 30, 2002 was $13.1 million. This represented a $4.4 million or 25% decrease from 2001 earnings of $17.5 million. Earnings decreased primarily because of reduced interest income on earning assets. As assets mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining in the past twelve months.

     Interest income on securities purchased under agreement to resell for the six months ended June 30, 2002 was $959 thousand, an increase of $44 thousand from the same period in 2001. Interest income on the Notes for the six months ended June 30, 2002 totaled $1.6 million and yielded 6.40% on $50 million of average principal outstanding compared to $3.0 million of income yielding 6.40% on $93 million of average principal outstanding for the same period in 2001. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. There were no Company borrowings during either period. Interest income on securities available-for-sale for the six months ended June 30, 2002 was $8.1 million resulting in a yield of 5.58% on an average balance of $290 million, compared to $11.7 million of income with a yield of 6.57% on an average balance of $356 million a year ago. The decrease in interest income is primarily attributable to the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities as a result of market interest rates declining in recent months. Gains from investment securities sales for the six months ended June 30, 2002 were $2.7 million compared to $2.2 million a year ago. The average outstanding balance of the Securing Mortgage Loans was $61 million for the six months ended June 30, 2002 and $114 million for the same period in 2001.

     Operating expenses for the six months ended June 30, 2002 totaled $227 thousand, a decrease of $39 thousand from a year ago. Loan servicing expenses for the six months ended June 30, 2002 totaled $75 thousand, a decrease of $64 thousand or 46% from 2001. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the six months ended June 30, 2002 were $27 thousand compared to $20 thousand a year ago, primarily attributable to increased securities processing costs in the current year. General and administrative expenses totaled $125 thousand, an increase of $18 thousand or 17% over the same period in 2001, as a result of additional reporting and compliance costs.

     On June 28, 2002, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2002, as declared on June 4, 2002. On June 30, 2001, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of

                      HARRIS PREFERRED CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

record on June 15, 2001, as declared on June 1, 2001. On a year-to-date basis, the Company declared and paid $9.2 million of dividends to holders of preferred shares for each of the six-month periods ended June 30, 2002 and 2001.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal asset management requirements are to maintain the current earning asset portfolio size through the acquisition of additional Notes or other qualifying assets in order to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained as a result of repayment of principal balances of individual Securing Mortgage Loans or maturities or sales of securities. The payment of dividends on the Preferred Shares is made from legally available funds, arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the Notes, mortgage-backed securities, and other earning assets. The Company does not have and does not anticipate having any material capital expenditures.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $52.6 million used by operations during the six months ended June 30, 2002 were $14.6 million provided by principal payments on the Notes and $409.5 million from the maturities and sales of securities available-for-sale. In the prior period ended June 30, 2001, the primary sources of funds other than $15.3 million from operations were $24.0 million provided by principal payments on the Notes and $190.1 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2002 were $371.6 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the prior year's six months ended June 30, 2001 the primary uses of funds were $213.6 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2001.

OTHER MATTERS

     As of June 30, 2002, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                            JUNE 30      DECEMBER 31      JUNE 30
                                                             2002           2001           2001
                                                            -------      -----------      -------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............    $   918,094    $ 1,203,946    $ 1,040,209
Money market assets:
  Interest-bearing deposits at banks..................        405,582        195,723        182,473
  Federal funds sold and securities purchased under
     agreement to resell..............................        524,650        579,750        332,825
Trading account assets................................         35,211         90,562         62,978
Securities available-for-sale (including $2.67
  billion, $3.21 billion, and $3.61 billion of
  securities pledged as collateral for repurchase
  agreements at June 30, 2002, December 31, 2001, and
  June 30, 2001 respectively).........................      4,902,417      5,822,229      6,486,531
Loans.................................................      9,482,692      9,972,473     10,485,823
Allowance for possible loan losses....................       (218,656)      (227,374)      (113,376)
                                                          -----------    -----------    -----------
  Net loans...........................................      9,264,036      9,745,099     10,372,447
Premises and equipment................................        287,620        287,549        285,622
Customers' liability on acceptances...................         16,924         13,365         31,482
Bank-owned insurance investments......................        973,982        952,225        928,323
Loans held for sale...................................         61,245        121,588        119,835
Goodwill and other valuation intangibles..............        197,827        206,119        213,640
Other assets..........................................        590,932        518,016        484,727
                                                          -----------    -----------    -----------
       TOTAL ASSETS...................................    $18,178,520    $19,736,171    $20,541,092
                                                          ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing...    $ 1,858,251    $ 3,170,649    $ 2,287,866
                              -- interest-bearing.....      8,106,859      6,311,796      6,969,163
Deposits in foreign office
                              -- noninterest-bearing...        30,480         38,063         49,017
                              -- interest-bearing.....      1,074,501      1,670,352      2,628,087
                                                          -----------    -----------    -----------
       Total deposits.................................     11,070,091     11,190,860     11,934,133
Federal funds purchased and securities sold under
  agreement to repurchase.............................      3,325,080      4,423,351      5,098,410
Short-term borrowings.................................        557,198        704,699        152,705
Short-term senior notes...............................        650,000        860,000        985,000
Acceptances outstanding...............................         16,924         13,365         31,482
Accrued interest, taxes and other expenses............        148,539        335,931        253,241
Other liabilities.....................................        391,080        167,288         58,272
Minority interest- preferred stock of subsidiary......        255,000        255,000        250,000
Long-term notes -- subordinated.......................        225,000        225,000        225,000
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES..............................     16,638,912     18,175,494     18,988,243
                                                          -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000
  shares; issued and outstanding 10,000,000 shares....        100,000        100,000        100,000
Surplus...............................................        623,764        620,586        618,120
Retained earnings.....................................        787,922        819,991        842,576
Accumulated other comprehensive income (loss).........         27,922         20,100         (7,847)
                                                          -----------    -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY.....................      1,539,608      1,560,677      1,552,849
                                                          -----------    -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....    $18,178,520    $19,736,171    $20,541,092
                                                          ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                              QUARTER ENDED            SIX MONTHS ENDED
                                                                 JUNE 30                   JUNE 30
                                                          ----------------------    ----------------------
                                                            2002          2001        2002          2001
                                                            ----          ----        ----          ----
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.................................    $129,210      $195,189    $260,230      $412,834
Money market assets:
  Deposits at banks...................................         375           638         556         1,479
  Federal funds sold and securities purchased under
    agreement to resell...............................       2,989         3,466       4,807         7,846
Trading account.......................................         402           687         911         1,436
Securities available-for-sale:
  U.S. Treasury and Federal agency....................      47,289        92,264     105,611       190,437
  State and municipal.................................           5            24          18            91
  Other...............................................         553           547       1,101           980
                                                          --------      --------    --------      --------
       Total interest income..........................     180,823       292,815     373,234       615,103
                                                          --------      --------    --------      --------
INTEREST EXPENSE
Deposits..............................................      43,031        94,071      85,892       205,644
Short-term borrowings.................................      14,112        62,198      31,760       143,749
Senior notes..........................................       3,944         9,234      10,022        17,663
Minority interest-dividends on preferred stock of
  subsidiary..........................................       4,609         4,609       9,219         9,219
Long-term notes.......................................       2,840         3,595       5,691         7,555
                                                          --------      --------    --------      --------
       Total interest expense.........................      68,536       173,707     142,584       383,830
                                                          --------      --------    --------      --------
NET INTEREST INCOME...................................     112,287       119,108     230,650       231,273
Provision for loan losses.............................      21,761        23,741      50,318        38,199
                                                          --------      --------    --------      --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...      90,526        95,367     180,332       193,074
                                                          --------      --------    --------      --------
NONINTEREST INCOME
Trust and investment management fees..................      22,773        22,809      42,364        45,200
Money market and bond trading.........................       2,443         4,060       4,127         9,720
Foreign exchange......................................         536         1,720       3,684         3,395
Service fees and charges..............................      30,908        23,570      60,990        45,698
Securities gains......................................      23,337         4,955      38,711        17,918
Bank-owned insurance investments......................      12,468        11,725      25,283        23,324
Foreign fees..........................................       5,828         5,259      11,853        10,348
Other.................................................      10,380         9,951      23,917        23,799
                                                          --------      --------    --------      --------
       Total noninterest income.......................     108,673        84,049     210,929       179,402
                                                          --------      --------    --------      --------
NONINTEREST EXPENSES
Salaries and other compensation.......................      74,387        75,000     151,152       143,131
Pension, profit sharing and other employee benefits...      15,438        13,189      30,585        26,801
Net occupancy.........................................      10,240         9,793      19,583        18,449
Equipment.............................................      11,867        12,823      25,580        25,384
Marketing.............................................       7,344         8,571      14,682        15,198
Other.................................................       7,325         1,938      13,313        16,365
                                                          --------      --------    --------      --------
                                                           126,601       121,314     254,895       245,328
Goodwill and other valuation intangibles..............       6,311         5,860      12,484        11,633
                                                          --------      --------    --------      --------
       Total noninterest expenses.....................     132,912       127,174     267,379       256,961
                                                          --------      --------    --------      --------
Income before income taxes............................      66,287        52,242     123,882       115,515
Applicable income taxes...............................      20,089        12,452      35,656        28,658
                                                          --------      --------    --------      --------
  NET INCOME..........................................    $ 46,198      $ 39,790    $ 88,226      $ 86,857
                                                          ========      ========    ========      ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income............................................    $   4.62      $   3.98    $   8.82      $   8.69
                                                          ========      ========    ========      ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2002             2001
                                                                   ----             ----
                                                                      (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,560,677       $1,524,423
  Net income................................................        88,226           86,857
  Contributions to capital..................................         3,178            4,755
  Dividends -- common stock.................................      (120,000)         (66,000)
  Dividends -- preferred stock..............................          (295)              --
  Other comprehensive income................................         7,822            2,814
                                                                ----------       ----------
BALANCE AT JUNE 30..........................................    $1,539,608       $1,552,849
                                                                ==========       ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                          QUARTER ENDED            SIX MONTHS ENDED
                                                             JUNE 30                   JUNE 30
                                                      ----------------------    ----------------------
                                                        2002          2001        2002          2001
                                                        ----          ----        ----          ----
                                                                       (IN THOUSANDS)
Net income........................................    $ 46,198      $ 39,790    $ 88,226      $ 86,857
Other comprehensive income:
  Cash flow hedges:
     Cumulative effect of accounting change.......          --            --          --        (7,976)
     Net unrealized gain on derivative
       instruments, net of tax expense for the
       quarter of $3,432 in 2001 and net of tax
       expense for the year-to-date period of
       $4,621 in 2001.............................          --         5,844          --         7,868
  Unrealized gains (losses) on available-for-sale
     securities:
     Unrealized holding gains (losses) arising
       during the period, net of tax expense
       (benefit) for the quarter of $28,978 in
       2002 and ($12,584) in 2001 and net of tax
       expense for the year-to-date period of
       $20,218 in 2002 and $9,432 in 2001.........      44,428       (19,632)     31,475        13,870
     Less reclassification adjustment for realized
       gains included in income statement, net of
       tax expense for the quarter of $9,078 in
       2002 and $1,927 in 2001 and net of tax
       expense for the year-to-date period of
       $15,058 in 2002 and $6,970 in 2001.........     (14,259)       (3,028)    (23,653)      (10,948)
                                                      --------      --------    --------      --------
  Other comprehensive income (loss)...............      30,169       (16,816)      7,822         2,814
                                                      --------      --------    --------      --------
Comprehensive income..............................    $ 76,367      $ 22,974    $ 96,048      $ 89,671
                                                      ========      ========    ========      ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                --------------------------
                                                                   2002           2001
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    88,226    $    86,857
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         50,318         38,199
  Depreciation and amortization, including intangibles......         33,457         33,816
  Deferred tax expense (benefit)............................          4,271            (99)
  Gain on sales of securities...............................        (38,711)       (17,918)
  Trading account net sales.................................         55,351          2,233
  Net decrease in interest receivable.......................         18,253         44,117
  Net decrease in interest payable..........................         (5,549)       (12,817)
  Net decrease in loans held for sale.......................         60,343        122,436
  Other, net................................................        142,129        (22,496)
                                                                -----------    -----------
     Net cash provided by operating activities..............        408,088        274,328
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........       (209,859)       (41,125)
  Net decrease in Federal funds sold and securities
     purchased under agreement to resell....................         55,100        158,250
  Proceeds from sales of securities available-for-sale......      2,071,179        961,230
  Proceeds from maturities of securities
     available-for-sale.....................................      4,421,885      3,916,785
  Purchases of securities available-for-sale................     (5,521,560)    (4,841,081)
  Net decrease in loans.....................................        430,744        239,115
  Purchases of premises and equipment.......................        (21,044)       (23,663)
  Net increase in bank-owned insurance......................        (21,757)       (22,220)
  Other, net................................................       (202,087)         3,134
                                                                -----------    -----------
     Net cash provided by investing activities..............      1,002,601        350,425
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net decrease in deposits..................................       (120,769)      (559,244)
  Net (decrease) increase in Federal funds purchased and
     securities sold under agreement to repurchase..........     (1,098,271)       489,531
  Net decrease in short-term borrowings.....................       (147,501)    (1,337,025)
  Proceeds from issuance of senior notes....................        400,000      2,008,500
  Repayment of senior notes.................................       (610,000)    (1,413,000)
  Cash dividends paid on common stock.......................       (120,000)       (66,000)
                                                                -----------    -----------
     Net cash used by financing activities..................     (1,696,541)      (877,238)
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (285,852)      (252,485)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,203,946      1,292,694
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30.....    $   918,094    $ 1,040,209
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the six months ended June 30 totaled $148.1 million and $396.6 million in 2002 and 2001, respectively. Cash income tax payments over the same periods totaled $17.7 million and $41.8 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE

     Assets The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. The Bank has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This asset is excluded from the scope of SFAS No. 142 and continues to be amortized.

     Upon adoption of the Statement and as of June 30, 2002, the Bank had no goodwill.

     For the quarters and six months ended June 30, 2002 and June 30, 2001, the Bank had no goodwill amortization expense.

     As of June 30, 2002, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets were $337.9 million and $140.1 million, respectively.

     Total amortization expense for the Bank's intangible assets was $6.3 million for the quarter ended June 30, 2002 and $12.5 million for the six months ended June 30, 2002.

     Estimated intangible asset amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $25.1 million, $25.3 million,
$25.5 million, $25.6 million and $25.8 million, respectively.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

SECOND QUARTER 2002 COMPARED WITH SECOND QUARTER 2001

SUMMARY

     The Bank had second quarter 2002 net income of $46.2 million, an increase of $6.4 million or 16 percent from second quarter 2001.

     Cash ROE was 14.85 percent in the current quarter compared to 13.15 percent one year earlier.

     Second quarter net interest income on a fully taxable equivalent basis was $114.6 million, down $8.9 million or 7 percent from $123.5 million in 2001's second quarter. Average earning assets decreased 15 percent to $15.18 billion from $17.88 billion in 2001, primarily attributable to a decrease of $1.0 billion in average loans and $2.1 billion in the investment portfolio, somewhat offset by an increase in money market assets of $233 million. Net interest margin rose from 2.78 percent in the year-ago quarter to 3.03 percent currently, reflecting the impact of the declining interest rate environment during 2001.

     The second quarter provision for loan losses of $21.8 million was down $1.9 million from $23.7 million in the second quarter of 2001. Net charge-offs decreased to $22.8 million from $26.1 million in the prior year. Most of the decrease resulted from lower commercial loan write-offs.

     Second quarter noninterest income of $108.7 million increased $24.6 million from the same quarter last year. Growth in noninterest income resulted from a $18.4 million increase in net gains from sales of investment securities and higher service charges on deposits amounting to $7.3 million.

     Second quarter 2002 noninterest expenses of $132.9 million increased $5.7 million or 5 percent from the year ago quarter.

     Nonperforming assets at June 30, 2002 were $181 million or 1.91 percent of total loans, down from $206 million or 2.10 percent at March 31, 2002, and $139 million or 1.32 percent a year ago. At June 30, 2002, the allowance for possible loan losses was $219 million, equal to 2.31 percent of loans outstanding, compared to $113 million or 1.08 percent at the end of second quarter 2001. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 82 percent at June 30, 2001 to 121 percent at June 30, 2002.

     At June 30, 2002, Tier 1 capital of the Bank amounted to $1.58 billion, down from $1.60 billion one year earlier. The regulatory leverage capital ratio was 8.99 percent for the second quarter of 2002 compared to 7.77 percent in the same quarter of 2001. The Bank's June 30, 2002 Tier 1 and total risk-based capital ratios were 10.12 percent and 12.55 percent compared to respective ratios of 9.76 percent and 11.70 percent at June 30, 2001. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH 2001

SUMMARY

     The Bank had net income for the six months ended June 30, 2002 of $88.2 million, an increase of $1.3 million or 2 percent from the same period a year ago.

     Cash ROE was 14.06 percent in the current year, down slightly from 14.28 percent last year.

     Net interest income on a fully taxable equivalent basis was $223.5 million, down $5.1 million or 2 percent from $240.6 million in 2001's year-to-date period. Average earning assets decreased 13 percent to $15.57 billion from $17.90 billion in 2001, primarily attributable to a $828 million decrease in average loans and $1.7 billion decrease in the investment portfolio, which was somewhat offset by an increase of $229 million in money market assets. Net interest margin rose from 2.75 percent in 2001 to 3.04 percent currently, primarily reflecting the impact of the declining interest rate environment in 2001.

     The year-to-date 2002 provision for loan losses of $50.3 million was up $12.1 million from $38.5 million in 2001. Net charge-offs were $59.0 million, an increase of $15.3 million from last year, primarily reflecting an increase in commercial loan write-offs.

     Noninterest income of $210.9 million increased $31.5 million from the same period last year. Most of this increase resulted from additional net gains from securities sales of $20.8 million and higher service charges on deposits amounting to $15.3 million.

     Noninterest expenses of $267.4 million increased $10.4 million or 4 percent from the year ago period. Income tax expense increased $7.0 million, reflecting higher pretax income.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (a) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2002.

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

                                          /s/ PAMELA PIAROWSKI
                                          --------------------------------------
                                          Pamela C. Piarowski
                                          Chief Financial Officer