Form 10-Q
period 2002-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2002-11-14
CIK 1046788

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     The number of shares of Common Stock, $1.00 par value, outstanding on November 13, 2002 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION
                               TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Balance Sheets..............................................      2
             Statements of Operations and Comprehensive Income...........      3
             Statements of Changes in Stockholders' Equity...............      4
             Statements of Cash Flows....................................      5
             Notes to Financial Statements...............................      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............      7

Item 4.      Controls and Procedures.....................................     20

             The above financial statements, financial review and controls and procedures discussion, included in the Corporation's 2002 Third Quarter Report, are filed as
             Exhibit A and incorporated herein by reference.

Part II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................     20
             (a) Exhibits
                  99.1 Certification pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

             (b) Reports on Form 8-K
                  None

Signatures...............................................................     20

             Certification pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002.................................................     21

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                            SEPTEMBER 30     DECEMBER 31     SEPTEMBER 30
                                                                2002             2001            2001
                                                            ------------     -----------     ------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank......      $    501         $    506        $  1,070
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.............................        17,500           21,000          21,001
Notes receivable from Harris Trust and Savings Bank.....        36,749           55,962          68,659
Securities available-for-sale:
  Mortgage-backed.......................................       273,339          319,644         213,775
  U.S. Treasury.........................................       219,913           84,932         199,724
Securing mortgage collections due from Harris Trust and
  Savings Bank..........................................         2,270            5,353           2,403
Other assets............................................         1,189            1,945           1,520
                                                              --------         --------        --------
       TOTAL ASSETS.....................................      $551,461         $489,342        $508,152
                                                              ========         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Broker payable -- due to securities purchase............      $ 50,397         $     --        $     --
Accrued expenses........................................            20              100              21
                                                              --------         --------        --------
       TOTAL LIABILITIES................................        50,417              100              21
Commitments and contingencies...........................            --               --              --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000; 20,000,000 shares authorized, 10,000,000
  shares issued and outstanding.........................       250,000          250,000         250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding................................             1                1               1
Additional paid-in capital..............................       240,733          240,733         240,733
Earnings in excess of distributions.....................         3,882              385          13,833
Accumulated other comprehensive income
  (loss) -- unrealized gains (losses) on
  available-for-sale securities.........................         6,428           (1,877)          3,564
                                                              --------         --------        --------
       TOTAL STOCKHOLDERS' EQUITY.......................       501,044          489,242         508,131
                                                              --------         --------        --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......      $551,461         $489,342        $508,152
                                                              ========         ========        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       QUARTER ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30                  SEPTEMBER 30
                                                 -------------------------    --------------------------
                                                   2002            2001         2002             2001
                                                   ----            ----         ----             ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust
     and Savings Bank under agreement to
     resell................................      $     676       $     365    $   1,635       $    1,280
  Notes receivable from Harris Trust and
     Savings Bank..........................            641           1,198        2,226            4,164
  Securities available-for-sale:
     Mortgage-backed.......................          3,028           5,832       10,945           17,251
     U.S. Treasury.........................            114              73          284              360
                                                 ---------       ---------    ---------       ----------
       Total interest income...............          4,459           7,468       15,090           23,055
NON-INTEREST INCOME:
  Gain (loss) on sale of securities........            (17)          2,593        2,678            4,796
                                                 ---------       ---------    ---------       ----------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust
     and Savings Bank......................             31              56          106              195
  Advisory fees paid to Harris Trust and
     Savings Bank..........................              8               8           35               28
  General and administrative...............             47              50          172              157
                                                 ---------       ---------    ---------       ----------
       Total operating expenses............             86             114          313              380
                                                 ---------       ---------    ---------       ----------
Net income.................................          4,356           9,947       17,455           27,471
Preferred dividends........................          4,609           4,609       13,828           13,828
                                                 ---------       ---------    ---------       ----------
NET INCOME (LOSS) AVAILABLE TO COMMON
  STOCKHOLDER..............................      $    (253)      $   5,338    $   3,627       $   13,643
                                                 =========       =========    =========       ==========
Basic and diluted earnings (losses) per
  common share.............................      $ (253.00)      $5,338.00    $3,627.00       $13,643.00
                                                 =========       =========    =========       ==========
Net income.................................      $   4,356       $   9,947    $  17,455       $   27,471
Other comprehensive income  -- unrealized
  gains on available-for-sale securities...          4,615           6,652        8,305            5,010
                                                 ---------       ---------    ---------       ----------
Comprehensive income.......................      $   8,971       $  16,599    $  25,760       $   32,481
                                                 =========       =========    =========       ==========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                -----------------------
                                                                  2002           2001
                                                                  ----           ----
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
BALANCE AT JANUARY 1........................................    $489,242       $489,824
  Net income................................................      17,455         27,471
  Other comprehensive income................................       8,305          5,010
  Dividends -- common stock.................................        (130)          (346)
  Dividends (preferred stock $0.4609 per share).............     (13,828)       (13,828)
                                                                --------       --------
BALANCE AT SEPTEMBER 30.....................................    $501,044       $508,131
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                ----------------------
                                                                  2002         2001
                                                                  ----         ----
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $  17,455    $  27,471
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (2,678)      (4,796)
     Net decrease in other assets...........................          756        1,039
     Net increase in broker payable-due to securities
      purchases.............................................       50,397           --
     Net decrease in accrued expenses.......................          (80)         (94)
                                                                ---------    ---------
       Net cash provided by operating activities............       65,850       23,620
                                                                ---------    ---------
INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................        3,500      (18,001)
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................       19,213       34,301
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................        3,083          383
  Purchases of securities available-for-sale................     (667,075)    (413,304)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................      589,382      387,426
                                                                ---------    ---------
       Net cash used by investing activities................      (51,897)      (9,195)
                                                                ---------    ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................      (13,828)     (13,828)
  Cash dividends paid on common stock.......................         (130)        (346)
                                                                ---------    ---------
       Net cash used by financing activities................      (13,958)     (14,174)
  Net (decrease) increase in cash on deposit with Harris
     Trust and Savings Bank.................................           (5)         251
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          506          819
                                                                ---------    ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................    $     501    $   1,070
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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." Under this Statement, goodwill and other intangible assets that have indefinite useful lives will not be subject to amortization while intangible assets with finite lives will be amortized. The Statement is effective for fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of the Statement. The implementation of this Statement has not had a material effect on the Company's financial position or results of operations.

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

                      HARRIS PREFERRED CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

RESULTS OF OPERATIONS

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

     The Company's net income for the third quarter of 2002 was $4.4 million. This represented a $5.5 million or 56% decrease from third quarter 2001 earnings of $9.9 million. Earnings decreased primarily because of reduced interest income on earning assets and a $2.6 million gain on sale of securities in 2001 compared to a small loss in the current year. As assets mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining in the last twelve months.

     Third quarter 2002 interest income on the Notes totaled $641 thousand and yielded 6.4% on $40.1 million of average principal outstanding for the quarter compared to $1.2 million and a 6.4% yield on $75.1 million average principal outstanding for third quarter 2001. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for third quarter 2002 and 2001 was $49 million and $91 million, respectively. Interest income on securities available-for-sale for the current quarter was $3.1 million resulting in a yield of 4.6% on an average balance of $276 million, compared to $5.9 million with a yield of 6.3% on an average balance of $374 million for the same period a year ago. The decrease in interest income is primarily attributable to the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining in the past twelve months.

                      HARRIS PREFERRED CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     There were no Company borrowings during third quarter 2002 or 2001.

     Third quarter 2002 operating expenses totaled $86 thousand, a decrease of $28 thousand or 25% from the third quarter of 2001. Loan servicing expenses totaled $31 thousand, a decrease of $25 thousand or 45% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for both the third quarter 2002 and 2001 were $8 thousand. General and administrative expenses totaled $47 thousand, a decrease of $3 thousand over third quarter 2001.

     At September 30, 2002 and 2001, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

     For the current quarter, the Company had a $253,000 loss after dividends on its preferred stock. The Company anticipates that it has sufficient liquidity and earnings capacity to continue preferred dividend payments on an uninterrupted basis.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH SEPTEMBER 30, 2001

     The Company's net income for the nine months ended September 30, 2002 was $17.5 million. This represented a $10.1 million or 36% decrease from 2001 earnings of $27.5 million. Earnings decreased primarily because of reduced interest income on earning assets. As assets mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining in the past twelve months. In addition, gains on security sales declined from $4.8 million in last year's nine month period to $2.7 million in the current 2002 period.

     Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2002 was $1.6 million, an increase of $355 thousand from the same period in 2001. Interest income on the Notes for the nine months ended September 30, 2002 totaled $2.2 million and yielded 6.40% on $46 million of average principal outstanding compared to $4.2 million of income yielding 6.40% on $87 million of average principal outstanding for the same period in 2001. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. There were no Company borrowings during either period. Interest income on securities available-for-sale for the nine months ended September 30, 2002 was $11.2 million resulting in a yield of 5.25% on an average balance of $285 million, compared to $17.6 million of income with a yield of 6.48% on an average balance of $363 million a year ago. The decrease in interest income is primarily attributable to the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities as a result of market interest rates declining in recent months. Gains from investment securities sales for the nine months ended September 30, 2002 were $2.7 million compared to $4.8 million a year ago. The average outstanding balance of the Securing Mortgage Loans was $40 million for the nine months ended September 30, 2002 and $106 million for the same period in 2001.

     Operating expenses for the nine months ended September 30, 2002 totaled $313 thousand, a decrease of $67 thousand from a year ago. Loan servicing expenses for the nine months ended September 30, 2002 totaled $106 thousand, a decrease of $89 thousand or 46% from 2001. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the nine months ended September 30, 2002 were $35 thousand compared to $28 thousand a year ago, primarily attributable to increased securities processing costs in the current year. General and administrative expenses totaled $172 thousand, an increase of $15 thousand or 10% over the same period in 2001, as a result of additional reporting and compliance costs.

     On September 30, 2002, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2002, as declared on September 6, 2002. On

                      HARRIS PREFERRED CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

September 12, 2002, the Company paid a cash dividend of $130 thousand on the outstanding common shares to the stockholder of record on September 4, 2002, as declared on September 4, 2002. This dividend completed the 2001 REIT tax compliance requirements. On September 30, 2001, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2001, as declared on August 30, 2001. On a year-to-date basis, the Company declared and paid $13.8 million of dividends to holders of preferred shares for each of the nine-month periods ended September 30, 2002 and 2001.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal asset management requirements are to maintain the current earning asset portfolio size through the acquisition of additional Notes or other qualifying assets in order to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained as a result of repayment of principal balances of individual Securing Mortgage Loans or maturities or sales of securities. The payment of dividends on the Preferred Shares is made from legally available funds, arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on the Notes, mortgage-backed securities and other earning assets. The Company does not have and does not anticipate having any material capital expenditures.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $65.9 million provided from operations during the nine months ended September 30, 2002 were $19.2 million provided by principal payments on the Notes and $589.4 million from the maturities and sales of securities available-for-sale. In the prior period ended September 30, 2001, the primary sources of funds other than $23.6 million from operations were $34.3 million provided by principal payments on the Notes and $387.4 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2002 were $667.1 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid. For the prior year's quarter ended September 30, 2001, the primary uses of funds were $413.3 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2001.

                      HARRIS PREFERRED CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER MATTERS

     As of September 30, 2002, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                                     SEPTEMBER 30    DECEMBER 31    SEPTEMBER 30
                                                                         2002           2001            2001
                                                                     ------------    -----------    ------------
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks..........................    $   998,220     $ 1,203,946    $   968,638
Money market assets:
  Interest-bearing deposits at banks.............................        402,794         195,723        258,001
  Federal funds sold and securities purchased under agreement to
     resell......................................................      1,412,150         579,750        165,700
Trading account assets...........................................        100,986          90,562         60,522
Securities available-for-sale (including $4.12 billion, $3.21 billion, and $2.99 billion of securities pledged as collateral for repurchase agreements at September 30, 2002, December 31,
  2001, and September 30, 2001, respectively)....................      6,133,908       5,822,229      6,372,401
Loans, net of unearned income....................................      9,431,250       9,972,473     10,464,900
Allowance for possible loan losses...............................       (209,146)       (227,374)      (231,308)
                                                                     -----------     -----------    -----------
  Net loans......................................................      9,222,104       9,745,099     10,233,592
Premises and equipment...........................................        291,502         287,549        295,563
Customers' liability on acceptances..............................         14,226          13,365         20,306
Bank-owned insurance.............................................        984,635         952,225        940,182
Loans held for sale..............................................        107,088         121,588        139,219
Goodwill and other valuation intangibles.........................        191,855         206,119        210,394
Other assets.....................................................        445,682         518,016        552,013
                                                                     -----------     -----------    -----------
       TOTAL ASSETS..............................................    $20,305,150     $19,736,171    $20,216,531
                                                                     ===========     ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing..............    $ 2,330,302     $ 3,170,649    $ 2,864,594
                             -- interest-bearing.................      8,847,853       6,311,796      6,736,662
Deposits in foreign offices  -- noninterest-bearing..............         34,160          38,063         34,782
                             -- interest-bearing.................        822,173       1,670,352      1,915,640
                                                                     -----------     -----------    -----------
       Total deposits............................................     12,034,488      11,190,860     11,551,678
Federal funds purchased and securities sold under agreement to
  repurchase.....................................................      4,845,517       4,423,351      4,373,258
Short-term borrowings............................................        595,412         704,699        453,046
Short-term senior notes..........................................        100,000         860,000        910,000
Acceptances outstanding..........................................         14,226          13,365         20,306
Accrued interest, taxes and other expenses.......................        227,137         335,931        314,503
Other liabilities................................................        428,793         167,288        558,346
Minority interest -- preferred stock of subsidiary...............        255,000         255,000        250,000
Long-term notes -- subordinated..................................        225,000         225,000        225,000
                                                                     -----------     -----------    -----------
       TOTAL LIABILITIES.........................................     18,725,573      18,175,494     18,656,137
                                                                     -----------     -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000 shares;
  issued and outstanding 10,000,000 shares.......................        100,000         100,000        100,000
Surplus..........................................................        625,212         620,586        619,463
Retained earnings................................................        786,420         819,991        779,783
Accumulated other comprehensive income...........................         67,945          20,100         61,148
                                                                     -----------     -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY................................      1,579,577       1,560,677      1,560,394
                                                                     -----------     -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................    $20,305,150     $19,736,171    $20,216,531
                                                                     ===========     ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           QUARTER ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30            SEPTEMBER 30
                                                        --------------------    --------------------
                                                          2002        2001        2002        2001
                                                          ----        ----        ----        ----
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees...............................    $128,809    $170,175    $389,037    $583,009
Money market assets:
  Deposits at banks.................................         694       1,535       1,251       3,014
  Federal funds sold and securities purchased under
     agreement to resell............................       1,673       3,948       6,479      11,794
Trading account.....................................         487         829       1,399       2,265
Securities available-for-sale:
  U.S. Treasury and Federal agency..................      45,382      81,119     150,992     271,556
  State and municipal...............................           3           4          22          95
  Other.............................................         554         587       1,656       1,567
                                                        --------    --------    --------    --------
       Total interest income........................     177,602     258,197     550,836     873,300
                                                        --------    --------    --------    --------
INTEREST EXPENSE
Deposits............................................      41,063      78,133     126,955     283,777
Short-term borrowings...............................      15,862      42,876      47,622     186,625
Senior notes........................................       1,528       9,581      11,550      27,244
Minority interest-dividends on preferred stock of
  subsidiary........................................       4,609       4,609      13,828      13,828
Long-term notes.....................................       2,831       3,357       8,522      10,913
                                                        --------    --------    --------    --------
       Total interest expense.......................      65,893     138,556     208,477     522,387
                                                        --------    --------    --------    --------
NET INTEREST INCOME.................................     111,709     119,641     342,359     350,913
Provision for loan losses...........................       8,075     146,118      58,393     184,316
                                                        --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES............................................     103,634     (26,477)    283,966     166,597
                                                        --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees................      20,527      21,850      62,891      67,049
Money market and bond trading.......................       4,133       4,950       8,260      14,671
Foreign exchange....................................         (69)      1,885       3,615       5,280
Service fees and charges............................      29,213      25,442      90,203      71,140
Securities gains....................................      22,562       7,557      61,273      25,475
Bank-owned insurance................................      13,693      11,859      38,976      35,183
Foreign fees........................................       6,307       5,168      18,160      15,517
Other...............................................      12,680      13,267      36,597      37,065
                                                        --------    --------    --------    --------
       Total noninterest income.....................     109,046      91,978     319,975     271,380
                                                        --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.....................      84,077      77,632     235,229     220,763
Pension, profit sharing and other employee
  benefits..........................................      15,413      12,907      45,998      39,708
Net occupancy.......................................      11,477       9,336      31,060      27,785
Equipment...........................................      13,546      12,623      39,127      38,007
Marketing...........................................       7,024       9,884      21,706      25,082
Other...............................................       6,178      14,683      19,492      31,047
                                                        --------    --------    --------    --------
                                                         137,715     137,065     392,612     382,392
Goodwill and other valuation intangibles............       6,399       5,994      18,882      17,627
                                                        --------    --------    --------    --------
       Total noninterest expenses...................     144,114     143,059     411,494     400,019
                                                        --------    --------    --------    --------
Income (loss) before income taxes...................      68,566     (77,558)    192,447      37,958
Applicable income taxes.............................      19,925     (32,765)     55,580      (4,106)
                                                        --------    --------    --------    --------
       NET INCOME (LOSS)............................    $ 48,641    $(44,793)   $136,867    $ 42,064
                                                        ========    ========    ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000
  average shares outstanding)
Net Income (Loss)...................................    $   4.86    $  (4.48)   $  13.69    $   4.21
                                                        ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2002         2001
                                                                 ----         ----
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $1,560,677   $1,524,423
  Net income................................................     136,867       42,064
  Contributions to capital..................................       4,626        6,098
  Dividends -- common stock.................................    (170,000)     (84,000)
  Dividends -- preferred stock..............................        (438)          --
  Other comprehensive income................................      47,845       71,809
                                                              ----------   ----------
BALANCE AT SEPTEMBER 30.....................................  $1,579,577   $1,560,394
                                                              ==========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                           QUARTER ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30            SEPTEMBER 30
                                                        --------------------    --------------------
                                                          2002        2001        2002        2001
                                                          ----        ----        ----        ----
                                                                       (IN THOUSANDS)
NET INCOME (LOSS)...................................    $ 48,641    $(44,793)   $136,867    $ 42,064
OTHER COMPREHENSIVE INCOME:
  Cash flow hedges:
     Cumulative effect of accounting change.........          --          --          --      (7,976)
     Net unrealized gain on derivative instruments,
       net of tax expense for the quarter of $63 in
       2001 and net of tax expense for the
       year-to-date period of $4,684 in 2001........          --         108          --       7,976
  Unrealized gains on available-for-sale securities:
     Unrealized holding gains arising during the
       period, net of tax expense for the quarter of
       $35,177 in 2002 and $48,431 in 2001 and net
       of tax expense for the
       year-to-date period of $55,395 in 2002 and
       $57,862 in 2001..............................      53,809      73,505      85,284      87,374
     Less reclassification adjustment for realized
       gains included in income statement, net of
       tax expense for the quarter of $8,777 in 2002
       and $2,940 in 2001 and net of tax expense for
       the year-to-date period of $23,835 in 2002
       and $9,910 in 2001...........................     (13,785)     (4,617)    (37,439)    (15,565)
                                                        --------    --------    --------    --------
  Other comprehensive income........................      40,024      68,996      47,845      71,809
                                                        --------    --------    --------    --------
COMPREHENSIVE INCOME................................    $ 88,665    $ 24,203    $184,712    $113,873
                                                        ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                --------------------------
                                                                   2002           2001
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $   136,867    $    42,064
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         58,393        184,316
  Depreciation and amortization, including intangibles......         52,302         51,257
  Deferred tax expense......................................          3,343         26,582
  Gain on sales of securities...............................        (61,273)       (25,475)
  Trading account net (purchases) sales.....................        (10,424)         4,689
  Net decrease in interest receivable.......................         15,119         58,497
  Net decrease in interest payable..........................         (1,377)        (7,651)
  Net decrease in loans held for sale.......................         14,500        103,052
  Other, net................................................        333,101        (96,373)
                                                                -----------    -----------
     Net cash provided by operating activities..............        540,551        340,958
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........       (207,071)      (116,653)
  Net (increase) decrease in Federal funds sold and
     securities purchased under agreement to resell.........       (832,400)       325,375
  Proceeds from sales of securities available-for-sale......      2,653,662      1,417,046
  Proceeds from maturities of securities
     available-for-sale.....................................      5,901,150      6,026,533
  Purchases of securities available-for-sale................     (8,725,813)    (7,170,579)
  Net decrease in loans.....................................        464,601        231,853
  Purchases of premises and equipment.......................        (37,373)       (45,051)
  Net increase in bank-owned insurance......................        (32,409)       (34,079)
  Other, net................................................       (157,131)       478,045
                                                                -----------    -----------
     Net cash (used) provided by investing activities.......       (972,784)     1,112,490
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................        843,628       (941,699)
  Net increase (decrease) in Federal funds purchased and
     securities sold under agreement to repurchase..........        422,166       (235,621)
  Net decrease in short-term borrowings.....................       (109,287)    (1,036,684)
  Proceeds from issuance of senior notes....................        400,000      2,308,500
  Repayment of senior notes.................................     (1,160,000)    (1,788,000)
  Cash dividends paid on common stock.......................       (170,000)       (84,000)
                                                                -----------    -----------
     Net cash provided (used) by financing activities.......        226,507     (1,777,504)
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (205,726)      (324,056)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,203,946      1,292,694
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER
      30....................................................    $   998,220    $   968,638
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the nine months ended September 30 totaled $209.9 million and $530.0 million in 2002 and 2001, respectively. Cash income tax payments over the same periods totaled $26.9 million and $62.0 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. The Bank has an unidentifiable intangible asset that is accounted for in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." This asset is excluded from the scope of SFAS No. 142 and continues to be amortized, including amortization of $2.35 million in third quarter 2002. Effective October 1, 2002, a new accounting standard, SFAS No. 147, "Acquisitions of Certain Financial Institutions," will require that this unidentifiable intangible asset be reclassified to goodwill and no longer be amortized starting in fourth quarter 2002. Under the transitional requirements of SFAS No. 147, the first three quarters of 2002 will be restated to reflect the reversal of previously amortized goodwill in those quarters. The impact for each of these three quarters will be $2.35 million ($1.4 million after tax). The goodwill will be subject to the ongoing impairment testing required by current accounting standards.

     Upon adoption of SFAS No. 142 and as of September 30, 2002, the Bank had no goodwill.

     For the quarters and nine months ended September 30, 2002 and September 30, 2001, the Bank had no goodwill amortization expense.

     As of September 30, 2002, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets were $339.9 million and $148.1 million, respectively.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total amortization expense for the Bank's intangible assets was $6.4 million for the quarter ended September 30, 2002 and $18.9 million for the nine months ended September 30, 2002.

     Estimated intangible asset amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $15.9 million, $16.1 million,
$16.3 million, $16.5 million and $16.7 million, respectively. The estimates exclude amortization expense associated with the unidentifiable intangible asset currently accounted for in accordance with SFAS No. 72, which will be accounted for under SFAS No. 147 as of October 1, 2002.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

THIRD QUARTER 2002 COMPARED WITH THIRD QUARTER 2001

SUMMARY

     The Bank had third quarter 2002 net income of $48.6 million. Third quarter 2001 results were impacted by a special provision for loan losses of $121 million pre-tax. Including the effect of this special provision, the Bank had a net loss of $44.8 million in third quarter 2001. Excluding the impact of the $121 million special provision for loan losses, earnings increased $15.4 million from third quarter 2001.

     Cash ROE was 15.52 percent in the current quarter compared to 10.62 percent one year earlier, excluding the special loan loss provision. Excluding the unrealized gains and losses on the securities portfolio recorded directly to equity and the special loan loss provision, cash ROE was 16.04 percent compared to 10.76 percent last year. Cash ROA was 1.18 percent compared to 0.73 a year ago, excluding the special provision.

     Third quarter net interest income on a fully taxable equivalent basis was $114.5 million, down $8.9 million or 7 percent from $123.4 million in 2001's third quarter. Average earning assets decreased 12 percent to $15.28 billion from $17.30 billion in 2001, primarily attributable to a decrease of $859 million in average loans and $1.2 billion in the investment portfolio. Net interest margin rose from 2.84 percent in the year-ago quarter to 2.98 percent currently, reflecting the impact of the declining interest rate environment during 2001 and relatively higher levels of retail loans and deposits compared to wholesale positions.

     The third quarter provision for loan losses was $8.1 million compared to $146.1 million, including the $121 million special provision, in the third quarter of 2001. Net charge-offs decreased to $17.6 million from $28.2 million in the prior year. Most of the decrease resulted from lower commercial loan write-offs.

     Third quarter noninterest income of $109.0 million increased $17.1 million from the same quarter last year. Growth in noninterest income resulted from a $15.0 million increase in net gains from sales of investment securities and higher service charges on deposits amounting to $3.8 million.

     Third quarter 2002 noninterest expenses of $144.1 million increased $1.1 million or 1 percent from the year ago quarter.

     Nonperforming assets at September 30, 2002 were $171 million or 1.82 percent of total loans, down from $181 million or 1.91 percent at June 30, 2002, and $193 million or 1.84 percent a year ago. At September 30, 2002, the allowance for possible loan losses was $209 million, equal to 2.22 percent of loans outstanding, compared to $231 million or 2.21 percent at the end of third quarter 2001. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 120 percent at September 30, 2001 to 122 percent at September 30, 2002.

     At September 30, 2002, Tier 1 capital of the Bank amounted to $1.58 billion, up from $1.55 billion one year earlier. The regulatory leverage capital ratio was 8.98 percent for the third quarter of 2002 compared to 7.78 percent in the same quarter of 2001. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's September 30, 2002 Tier 1 and total risk-based capital ratios were 10.06 percent and 12.49 percent compared to respective ratios of 9.25 percent and 11.72 percent at September 30, 2001. The Bank's capital ratios exceed the prescribed regulatory minimum for banks.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH 2001

SUMMARY

     The Bank had net income for the nine months ended September 30, 2002 of $136.9 million. Year-to-year comparative results were affected by a special loan loss provision of $121 million in third quarter 2001. Excluding the impact of the special provision, earnings grew 14 percent for the first nine months of 2002.

     Cash ROE was 14.55 percent in the current year, up from 13.09 percent last year, excluding the special loan loss provision. Excluding the unrealized gains and losses on the securities portfolio recorded directly to equity and the special provision, cash ROE increased 171 basis points from last year. Cash ROA was 1.11 percent compared to 0.86 a year ago, excluding the special provision.

     Net interest income on a fully taxable equivalent basis was $350.0 million, down $14.0 million or 4 percent from $364.0 million in 2001's year-to-date period. Average earning assets decreased 12 percent to $15.47 billion from $17.66 billion in 2001, primarily attributable to a $838 million decrease in average loans and $1.5 billion decrease in the investment portfolio, which was somewhat offset by an increase of $192 million in money market assets. Net interest margin rose from 2.75 percent in 2001 to 3.02 percent currently, primarily reflecting the impact of the declining interest rate environment in 2001.

     The year-to-date 2002 provision for loan losses of $58.4 million was down from $184.3 million a year ago, which included the $121 million special provision. Net charge-offs were $76.6 million, an increase of $4.7 million from last year, primarily reflecting an increase in commercial loan write-offs.

     Noninterest income of $320.0 million increased $48.6 million from the same period last year. Most of this increase resulted from additional net gains from securities sales of $35.8 million and higher service charges on deposits amounting to $19.1 million.

     Noninterest expenses of $411.5 million increased $11.5 million or 3 percent from the year ago period. Income tax expense increased $59.7 million, reflecting substantially higher pretax income.

ITEM 4. CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this Report, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that that material information required to be included in this Report has been made known to them in a timely fashion. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (a) Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, As adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2002.

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

                                          /s/ PAMELA C. PIAROWSKI
                                          --------------------------------------
                                          Pamela C. Piarowski
                                          Chief Financial Officer

CERTIFICATIONS                              HARRIS PREFERRED CAPITAL CORPORATION
--------------------------------------------------------------------------------

I, Pamela C. Piarowski, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Harris Preferred Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Harris Preferred Capital Corporation as of, and for, the periods presented in this quarterly report;

     4. Harris Preferred Capital Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Harris Preferred Capital Corporation and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Harris Preferred Capital Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Harris Preferred Capital Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Harris Preferred Capital Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Harris Preferred Capital Corporation's auditors and the audit committee of Harris Preferred Capital Corporation's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Harris Preferred Capital Corporation's ability to record, process, summarize and report financial data and have identified for Harris Preferred Capital Corporation's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Harris Preferred Capital Corporation's internal controls; and

     6. Harris Preferred Capital Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ PAMELA C. PIAROWSKI
                                          --------------------------------------
                                          Pamela C. Piarowski
                                          Chief Financial Officer
Date:

CERTIFICATIONS                              HARRIS PREFERRED CAPITAL CORPORATION
--------------------------------------------------------------------------------

I, Paul R. Skubic, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Harris Preferred Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Harris Preferred Capital Corporation as of, and for, the periods presented in this quarterly report;

     4. Harris Preferred Capital Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Harris Preferred Capital Corporation and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to Harris Preferred Capital Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of Harris Preferred Capital Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Harris Preferred Capital Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Harris Preferred Capital Corporation's auditors and the audit committee of Harris Preferred Capital Corporation's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect Harris Preferred Capital Corporation's ability to record, process, summarize and report financial data and have identified for Harris Preferred Capital Corporation's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in Harris Preferred Capital Corporation's internal controls; and

     6. Harris Preferred Capital Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

Date: