Form 10-K
period 2002-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2003-03-26
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                      2002
                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [ ] No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on March 26, 2003 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

                                     PART I
Item 1.       Business....................................................     2
Item 2.       Properties..................................................     7
Item 3.       Legal Proceedings...........................................     7
Item 4.       Submission of Matters to a Vote of Security Holders.........     7

                                    PART II
Item 5.       Market for Registrant's Common Equity and Related Security
              Stockholder Matters.........................................     7
Item 6.       Selected Financial Data.....................................     8
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     8
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................    12
Item 8.       Financial Statements and Supplementary Data.................    13
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................    13

                                    PART III
Item 10.      Directors and Executive Officers of the Registrant..........    13
Item 11.      Executive Compensation......................................    14
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................    15
Item 13.      Certain Relationships and Related Transactions..............    15
Item 14.      Controls and Procedures.....................................    16

                                    PART IV
Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.........................................................    17
Signatures    ............................................................    18
Section 302 Certifications................................................    19

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

     On February 11, 1998, the Company through a public offering (the "Offering") issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". Holders of Preferred Shares are entitled to receive, if declared by the Company's Board of Directors, noncumulative dividends at a rate of 7 3/8 per annum of the $25 per share liquidation preference (an amount equivalent to $1.8438 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. Except upon the occurrence of certain events, the Preferred Shares are not redeemable by the Company prior to March 30, 2003. On or after such date, the Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time, at the principal amount thereof, plus the quarterly accrued and unpaid dividends, if any, thereon. The Company may not redeem the Preferred Shares without prior approval from the Board of Governors of the Federal Reserve System or the appropriate successor federal regulatory agency.

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

     Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $241 million, net of acquisition costs, to the Company. The Company and the Bank undertook the Offering for two principal reasons: (i) the qualification of the Preferred Shares as Tier 1 capital of the Bank for U.S. banking regulatory purposes under relevant regulatory capital guidelines, as a result of the treatment of the Preferred Shares as a minority interest in a consolidated subsidiary of the Bank, and (ii) lack of federal income tax on the Company's earnings used to pay the dividends on the Preferred Shares, as a result of the Company's qualification as a REIT. On December 30, 1998, the Bank contributed the common stock of the Company to HCH, a newly-formed and wholly-owned subsidiary of the Bank. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. At December 31, 2002, the Bank indirectly owned 100% of the Common Stock of the Company.

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

     The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2002 and 2001 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

     The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company's current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company's Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2002 and 2001 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

     The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2002 the Company held $20 million of short-term money market assets and $80 million of U.S. Treasury securities. At December 31, 2001 the Company held $21 million of short-term money market assets and $85 million of U.S. Treasury securities.

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

     The Advisory Agreements in effect in 2002, 2001 and 2000 entitled the Bank to receive advisory fees of $43,000, $35,000, and $57,000 respectively. In 2003, advisory fees are estimated to be $45,000.

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

Employees

     As of December 31, 2002, the Company had no employees paid directly by the Company. All officers of the Company were employed by the Bank.

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

Qualification as a REIT

     The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% (95% for years prior to January 1, 2001) of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2002 as well as 2001 the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Cash distributions in the amount of $1.8438 cents per Preferred Share were paid in 2002 and 2001. A cash dividend on common stock of $3.1 million was declared on December 4, 2002 to the stockholder of record on December 15, 2002 and paid on December 27, 2002. A cash dividend on common stock of $14.3 million was declared on December 4, 2001 to the stockholder of record on December 15, 2001 and paid on December 31, 2001. In addition, on September 12, 2002 and 2001 the Company paid a cash dividend of $130 thousand and $346 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2002 and 2001, respectively. These dividends were paid on the Company's 2001 and 2000 earnings.

ITEM 2. PROPERTIES

     None as of December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation nor, to the Company's knowledge is any material litigation currently threatened against the Company, the Bank or any affiliate of the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Financial Statements on page 31.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. On December 4, 2002, the Company declared $3.1 million in cash dividends on common stock, which were paid in December 2002. On December 4, 2001, the Company declared $14.3 million in cash dividends on common stock, which were paid in December 2001. In addition, on September 12, 2002 and 2001, the Company paid a cash dividend of $130 thousand and $346 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2002, and September 4, 2001, respectively. These dividends were paid on the Company's 2001 and 2000 earnings.

     The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". During 2002 and 2001, the Company declared and paid cash dividends to preferred stockholders of approximately $18.4 million in each year. Although the Company declared cash dividends on the Preferred Shares for 2002 and 2001, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company's financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% (95% for years prior to January 1, 2001) of its ordinary taxable income to preferred and /or common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

                                                                                      JANUARY 2, 1998
                                              FOR THE YEARS ENDED DECEMBER 31           (INCEPTION)
                                         -----------------------------------------        THROUGH
                                           2002       2001       2000       1999     DECEMBER 31, 1998
                                         --------   --------   --------   --------   -----------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Interest income........................  $ 19,934   $ 28,715   $ 32,312   $ 31,588       $  27,467
Noninterest income.....................     2,677      4,796        257         --              --
Operating expenses:
  Loan Servicing fee...................       131        243        373        511             756
  Advisory fee.........................        43         35         57         50              43
  General and administrative...........       314        300        290        300             187
                                         --------   --------   --------   --------       ---------
     Total operating expenses..........       488        578        720        861             986
                                         --------   --------   --------   --------       ---------
Net income.............................    22,123     32,933     31,849     30,727          26,481
Preferred stock dividends..............    18,438     18,438     18,438     18,438          16,389
                                         --------   --------   --------   --------       ---------
Net income available to common
  stockholder..........................  $  3,685   $ 14,495   $ 13,411   $ 12,289       $  10,092
                                         ========   ========   ========   ========       =========
Basic and diluted net income per common
  share................................  $  3,685   $ 14,495   $ 13,411   $ 12,289       $  10,092
                                         ========   ========   ========   ========       =========
Distributions per preferred share......  $ 1.8438   $ 1.8438   $ 1.8438   $ 1.8438       $  1.6389
                                         ========   ========   ========   ========       =========
Balance Sheet Data (end of period):
     Total assets......................  $502,042   $489,342   $489,939   $473,988       $ 503,390
                                         ========   ========   ========   ========       =========
     Total liabilities.................  $     96   $    100   $    115   $     97       $   9,762
                                         ========   ========   ========   ========       =========
     Total stockholders' equity........  $501,946   $489,242   $489,824   $473,891       $ 493,628
                                         ========   ========   ========   ========       =========
Cash Flows Data:
Operating activities...................  $ 19,440   $ 28,736   $ 31,638   $ 30,821       $  23,897
                                         ========   ========   ========   ========       =========
Investing activities...................  $  2,440   $  4,035   $   (419)  $ 10,290       $(497,621)
                                         ========   ========   ========   ========       =========
Financing activities...................  $(21,658)  $(33,084)  $(31,662)  $(40,470)      $ 474,345
                                         ========   ========   ========   ========       =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto appearing later in this Report.

SUMMARY

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     The Company's net income for 2002 was $22.1 million. This represented a $10.8 million or 33% decrease from 2001 net income of $32.9 million. Earnings decreased primarily because of reduced interest income on earning assets. In addition, gains on securities sales declined from $4.8 million in 2001 to $2.7 million in 2002.

     Interest income on the Notes for 2002 totaled $2.8 million and yielded 6.4% on $43 million of average principal outstanding compared to $5.2 million and a 6.4% yield on $81 million average principal outstanding for 2001. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $53 million for 2002 and $99 million for 2001. Interest income on securities available-for-sale for 2002 was $15.1 million, resulting in a yield of 4.9% on an average balance of $309 million compared to $21.9 million with a yield of 6.1% on an average balance of $363 million for 2001. The decrease in interest income on securities available-for-sale was primarily attributable to a reduction in yield. As securities matured or were sold, proceeds have been invested in lower yielding securities as a result of declining interest rates. Gains from investment securities sales were $2.7 million in 2002 and $4.8 million in 2001.

     There were no Company borrowings during either year.

     Operating expenses for the year ended December 31, 2002 totaled $488 thousand; a decrease of $90 thousand from the year ended December 31, 2001. Loan servicing expenses for 2002 totaled $131 thousand, a decrease of $112 thousand or 46% from 2001. This decrease was attributed to the reduction in the principal balance of the Notes because servicing costs vary directly with their balances. Advisory fees for the year ended December 31, 2002 were $43 thousand compared to $35 thousand for the same period a year ago. General and administrative expenses for the same period totaled $314 thousand, an increase of $14 thousand or 5 % from 2001, as a result of additional reporting and compliance costs.

     On December 30, 2002, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2002 as declared on December 4, 2002. On December 30, 2001, the Company paid a cash dividend of $0.46094 cents per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2001 as declared on December 4, 2001. Annually the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for both 2002 and 2001. A cash dividend on common stock of $3.1 million was declared on December 4, 2002 to the stockholder of record on December 15, 2002 and paid on December 27, 2002. A cash dividend on common stock of $14.3 million was declared on December 4, 2001 to the stockholder of record on December 15, 2001 and paid on December 31, 2001. In addition, on September 12, 2002 and September 12, 2001 the Company paid a cash dividend of $130 thousand and $346 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2002 and December 30, 2000, respectively. These dividends completed the Company's 2001 and 2000 REIT tax compliance requirements.

     At December 31, 2002 and 2001, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The Company's net income for 2001 was $32.9 million. This represented a $1.1 million or 3% increase from 2000 net income of $31.8 million.

     Interest income on the Notes for 2001 totaled $5.2 million and yielded 6.4% on $81 million of average principal outstanding compared to $7.8 million and a 6.4% yield on $122 million average principal outstanding for 2000. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $99 million for 2001 and $151 million for 2000. Interest income on securities available-for-sale for 2001 was $21.9 million, resulting in a yield of 6.1% on an average balance of $363 million compared to $22.6 million with a yield of 6.9% on an average balance of $328 million for 2000. The decrease in interest income on securities available-for-sale was primarily attributable to a reduction in yield, partially offset by growth in the investment portfolio. As securities matured or were sold, proceeds were invested in lower yielding securities as market interest rates declined. Gains from investment securities sales were $4.8 million in 2001 and $257 thousand in 2000.

     There were no Company borrowings during either year.

     Operating expenses for the year ended December 31, 2001 totaled $578 thousand; a decrease of $142 thousand from the year ended December 31, 2000. Loan servicing expenses for 2001 totaled $243 thousand, a decrease of $130 thousand or 35% from 2000. This decrease was attributed to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2001 were $35 thousand compared to $57 thousand in 2000. General and administrative expenses for the same period totaled $300 thousand, an increase of $10 thousand or 3% from 2000.

QUARTER ENDED DECEMBER 31, 2002 COMPARED TO QUARTER ENDED DECEMBER 31, 2001

     The Company's net income for the fourth quarter of 2002 was $4.7 million compared to $5.5 million in the fourth quarter of 2001. Earnings decreased primarily because of reduced interest income on earning assets.

     Fourth quarter 2002 interest income on the Notes totaled $550 thousand and yielded 6.4% on $34 million of average principal outstanding compared to interest income of $1.0 million and a 6.4% yield on $65 million average principal outstanding for the fourth quarter of 2001. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for the fourth quarter of 2002 and 2001 was $42 million and $79 million, respectively. Interest income on securities available-for-sale for the current quarter was $3.9 million resulting in a yield of 4.1% on an average balance of $379 million, compared to interest income of $4.3 million with a yield of 4.8% on an average balance of $363 million for the same period a year ago. The decrease in interest income is primarily attributable to the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining.

     There were no Company borrowings during the fourth quarter of 2002 or 2001.

     Fourth quarter 2002 operating expenses totaled $175 thousand, a decrease of $23 thousand from the fourth quarter of 2001. Loan servicing expenses totaled $26 thousand, a decrease of $22 thousand or 46% from the prior year's fourth quarter, attributed to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for both 2002 and 2001 were $8 thousand. General and administrative expenses totaled $141 thousand in the current quarter, a decrease of $1 thousand from fourth quarter 2001.

ALLOWANCE FOR LOAN LOSSES

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

CONCENTRATIONS OF CREDIT RISK

     A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $26 million and $7 million, respectively at December 31, 2002 and $46 million and $12 million, respectively, at December 31, 2001.

INTEREST RATE RISK

     The Company's income consists primarily of interest payments on the Mortgage Assets it holds. If there is a decline in interest rates during a period of time when the Company must reinvest receipts of interest and principal with respect to its Mortgage Assets, the Company may find it difficult to purchase additional Mortgage Assets that generate sufficient income to support payment of dividends on the Preferred Shares.

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

     In order to remain qualified as a REIT, the Company must distribute annually at least 90% (95% for years prior to January 1, 2001) of its adjusted REIT ordinary taxable income through 2002, as provided for under the Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT ordinary taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis.

     As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $19.4 million provided from operations during 2002 were $24.9 million provided by principal payments on the Notes and $822.3 million from the maturities and sales of securities available-for-sale. In 2001, the primary sources of funds other than from operations of $28.7 million were $47.0 million provided by principal payments on the Notes and $874.9 million from the maturities of securities available-for-sale. The primary uses of funds for 2002 were $848.2 million in purchases of securities available-for-sale and $18.4 and $3.2 million in preferred stock dividends and common stock dividends paid, respectively. In 2001 the primary uses of funds were $897.2 million in purchases of securities available-for-sale and $18.4 and $14.6 million in preferred stock dividends and common stock dividends paid, respectively.

ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     The Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions -- an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," on October 1, 2002. Under this standard, most acquisitions of financial institutions are removed from the scope of SFAS No. 72 and Interpretation 9 and are accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142. As such, unidentifiable intangible assets recognized and amortized in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," represent goodwill that is accounted for under SFAS No. 142. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that liabilities for those costs be recognized when the liability is incurred, as defined in Concepts Statement 6. It nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires additional disclosures in annual and interim financial statements. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2002. During the first quarter of 1996, the Company adopted SFAS No. 123 and elected the fair value based method of accounting for stock-based compensation plans. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

OTHER MATTERS

     As of December 31, 2002, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 2002, the Company had $31 million invested in Notes, a decrease of $25 million from December 31, 2001, attributable to principal paydowns by customers in the Securing Mortgage Loans. At December 31, 2002, the Company holds $365 million in mortgage-backed securities compared to $320 million at December 31, 2001. At December 31, 2002 the Company holds $80 million in U.S. Treasuries compared to $85 million at December 31, 2001. At December 31, 2002, the Company holds an investment of $20 million in securities purchased from the Bank under agreement to resell compared to $21 million at December 31, 2001. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

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

     Refer to the Index to Financial Statements on page 21 for the required information.

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

     The persons who are directors and executive officers of the Company are as follows:

                          NAME                              AGE       POSITION AND OFFICES HELD
                          ----                              ---       -------------------------
Paul R. Skubic..........................................    54     Chairman of the Board, President
Pamela C. Piarowski.....................................    43     Chief Financial Officer
Frank M. Novosel........................................    56     Treasurer, Director
Teresa L. Patton........................................    55     Vice President of Operations
Margaret M. Sulkin......................................    44     Assistant Treasurer
Delbert J. Wacker.......................................    71     Director
David J. Blockowicz.....................................    60     Director
Forrest M. Schneider....................................    55     Director

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

     Mr. Wacker retired as a partner from Arthur Andersen & Co. in 1987 after 34 years. From July 1988 to November 1990, he was Vice President-Treasurer, Parkside Medical Services, a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General.

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

          As described on page 3 of this Report, a substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2002, the Company received repayments on the Notes of $25 million compared to 2001 repayments of $47 million. In years ended December 31, 2002, 2001 and 2000, the Bank paid interest on the Notes in the amount of $2.8 million, $5.2 million and $7.8 million, respectively, to the Company.

          The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2002, the Company held $20 million of such assets and had earned $2.1 million of interest from the Bank during 2002. At December 31, 2001, the Company held $21 million of such assets and earned $1.6 million of interest for 2001. At December 31, 2002, the Company held $3 thousand of such assets and earned $1.9 million of interest for 2000. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

          During 2002 and 2001, the Company acquired $253 million and $273 million, respectively, of GNMA securities at fair value from the Bank. During 2002 and 2001, the Company acquired $595 million and $624 million of U.S. Treasury securities at fair value from the Bank.

          The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2002, the Bank received payments of $131 thousand and $43 thousand, respectively, compared to $243 thousand and $35 thousand for 2001, in 2000 the Bank received payments of $373 thousand and $57 thousand, under the terms of these agreements.

(B) CERTAIN BUSINESS RELATIONSHIPS

          Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Pamela C. Piarowski, Frank M. Novosel, Teresa L. Patton and Margaret M. Sulkin, are also officers of the Bank.

(C) INDEBTEDNESS OF MANAGEMENT

          None.

ITEM 14. CONTROL AND PROCEDURES

     Within 90 days prior to the filing of this report, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed with Report:

     (1) Financial Statements (See page 21 for a listing of all financial statements included in Item 8)

     (2) Financial Statement Schedules

     All schedules normally required by Form 10-K are omitted since they are either not applicable or because the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

*3(a)(I)     Articles of Incorporation of the Company
*3(a)(ii)    Form of Articles of Amendment and Restatement of the Company
             establishing the Series A Preferred Shares
*3(b)        Bylaws of the Company
*4           Specimen of certificate representing Series A Preferred
             Shares
*10(a)       Form of Servicing Agreement between the Company and the Bank
*10(b)       Form of Advisory Agreement between the Company and the Bank
*10(c)       Form of Bank Loan Agreement between the Company and the Bank
*10(d)       Form of Mortgage Loan Assignment Agreement between the
             Company and the Bank
 24          Power of attorney
 99.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------
* Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

(b) No reports on Form 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2003.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 21st day of March 2003.

David J. Blockowicz                              Forrest M. Schneider
Frank M. Novosel                                 Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact
Supplemental Information

     No proxy statement will be sent to security holders in 2003.

                                 CERTIFICATIONS

                      HARRIS PREFERRED CAPITAL CORPORATION

     I, Paul R. Skubic, certify that:

          1. I have reviewed this annual report on Form 10-K of Harris Preferred Capital Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Harris Preferred Capital Corporation as of, and for, the periods presented in this annual report;

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

             b) evaluated the effectiveness of Harris Preferred Capital Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. Harris Preferred Capital Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Harris Preferred Capital Corporation's auditors and the audit committee of Harris Preferred Capital Corporation's board of directors:

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect Harris Preferred Capital Corporation's ability to record, process, summarize and report financial data and have identified for Harris Preferred Capital Corporation's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in Harris Preferred Capital Corporation's internal controls; and

          6. Harris Preferred Capital Corporation's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
                                          /s/ Paul R. Skubic
                                          --------------------------------------
                                          Chairman of the Board and President

                                 CERTIFICATIONS

                      HARRIS PREFERRED CAPITAL CORPORATION

     I, Pamela C. Piarowski, certify that:

          1. I have reviewed this annual report on Form 10-K of Harris Preferred Capital Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Harris Preferred Capital Corporation as of, and for, the periods presented in this annual report;

          4. Harris Preferred Capital Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Harris Preferred Capital Corporation and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to Harris Preferred Capital Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of Harris Preferred Capital Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. Harris Preferred Capital Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to Harris Preferred Capital Corporation's auditors and the audit committee of Harris Preferred Capital Corporation's board of directors:

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect Harris Preferred Capital Corporation's ability to record, process, summarize and report financial data and have identified for Harris Preferred Capital Corporation's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in Harris Preferred Capital Corporation's internal controls; and

          6. Harris Preferred Capital Corporation's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
                                          /s/ Pamela C. Piarowski
                                          --------------------------------------
                                          Chief Financial Officer

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Harris Preferred Capital Corporation

In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation (the "Company") at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

January 10, 2003
Chicago, Illinois

                      HARRIS PREFERRED CAPITAL CORPORATION
                                 BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........  $    728    $    506
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................    20,000      21,000
Notes receivable from Harris Trust and Savings Bank.........    31,078      55,962
Securities available-for-sale:
  Mortgage-backed...........................................   365,383     319,644
  U.S. Treasury.............................................    79,976      84,932
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................     2,930       5,353
Other assets................................................     1,947       1,945
                                                              --------    --------
  TOTAL ASSETS..............................................  $502,042    $489,342
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................  $     96    $    100
                                                              --------    --------
Commitments and contingencies...............................        --          --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................   250,000     250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................         1           1
Additional paid-in capital..................................   240,733     240,733
Earnings in excess of distributions.........................       850         385
Accumulated other comprehensive income -- net unrealized
  gains (losses) on available-for-sale securities...........    10,362      (1,877)
                                                              --------    --------
  TOTAL STOCKHOLDERS' EQUITY................................   501,946     489,242
                                                              --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $502,042    $489,342
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31
                                                            -----------------------------------
                                                              2002         2001         2000
                                                            ---------   ----------   ----------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell............................  $   2,063   $    1,566   $    1,907
  Notes receivable from Harris Trust and Savings Bank.....      2,776        5,208        7,807
  Securities available-for-sale:
     Mortgage-backed......................................     14,693       20,828       22,287
     U.S. Treasury........................................        402        1,113          311
                                                            ---------   ----------   ----------
       Total interest income..............................     19,934       28,715       32,312
NON-INTEREST INCOME:
  Gain on sale of securities..............................      2,677        4,796          257
                                                            ---------   ----------   ----------
                                                                2,677        4,796          257
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank.................................................        131          243          373
  Advisory fees paid to Harris Trust and Savings Bank.....         43           35           57
  General and administrative..............................        314          300          290
                                                            ---------   ----------   ----------
       Total operating expenses...........................        488          578          720
                                                            ---------   ----------   ----------
Net income................................................     22,123       32,933       31,849
Preferred dividends.......................................     18,438       18,438       18,438
                                                            ---------   ----------   ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER................  $   3,685   $   14,495   $   13,411
                                                            =========   ==========   ==========
Basic and diluted earnings per common share...............  $3,685.00   $14,495.00   $13,411.00
                                                            =========   ==========   ==========
Net income................................................  $  22,123   $   32,933   $   31,849
Other comprehensive income/(loss) -- net unrealized
  gains/(losses) on available-for-sale securities.........     12,239         (431)      15,746
                                                            ---------   ----------   ----------
Comprehensive income......................................  $  34,362   $   32,502   $   47,595
                                                            =========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                                      ADDITIONAL    EARNINGS IN        OTHER           TOTAL
                                 PREFERRED   COMMON    PAID-IN       EXCESS OF     COMPREHENSIVE   STOCKHOLDERS'
                                   STOCK     STOCK     CAPITAL     DISTRIBUTIONS   INCOME (LOSS)      EQUITY
                                 ---------   ------   ----------   -------------   -------------   -------------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 1999...  $250,000     $ 1      $240,733      $    349        $(17,192)       $473,891
  Net income...................        --      --            --        31,849              --          31,849
  Other comprehensive income...        --      --            --            --          15,746          15,746
  Dividends declared on common
     stock ($13,224.00 per
     share)....................        --      --            --       (13,224)             --         (13,224)
  Dividends declared on
     preferred stock ($1.8438
     per share)................        --      --            --       (18,438)             --         (18,438)
                                 --------     ---      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 2000...  $250,000     $ 1      $240,733      $    536        $ (1,446)       $489,824
                                 ========     ===      ========      ========        ========        ========
  Net income...................        --      --            --        32,933              --          32,933
  Other comprehensive loss.....        --      --            --            --            (431)           (431)
  Dividends declared on common
     stock ($14,646.00 per
     share)....................        --      --            --       (14,646)             --         (14,646)
  Dividends declared on
     preferred stock ($1.8438
     per share)................        --      --            --       (18,438)             --         (18,438)
                                 --------     ---      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 2001...  $250,000     $ 1      $240,733      $    385        $ (1,877)       $489,242
                                 ========     ===      ========      ========        ========        ========
  Net income...................        --      --            --        22,123              --          22,123
  Other comprehensive income...        --      --            --            --          12,239          12,239
  Dividends declared on common
     stock ($3,220.00 per
     share)....................        --      --            --        (3,220)             --          (3,220)
  Dividends declared on
     preferred stock ($1.8438
     per share)................        --      --            --       (18,438)             --         (18,438)
                                 --------     ---      --------      --------        --------        --------
BALANCE AT DECEMBER 31, 2002...  $250,000     $ 1      $240,733      $    850        $ 10,362        $501,946
                                 ========     ===      ========      ========        ========        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..............................................  $  22,123   $  32,933   $  31,849
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on sale of securities.........................     (2,677)     (4,796)       (257)
       Net (increase) decrease in other assets............         (2)        614          28
       Net (decrease) increase in accrued expenses........         (4)        (15)         18
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......     19,440      28,736      31,638
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell...............................................      1,000     (18,000)     12,000
  Repayments of notes receivable from Harris Trust and
     Savings Bank.........................................     24,884      46,998      33,789
  Decrease (increase) in securing mortgage collections due
     from Harris Trust and Savings Bank...................      2,423      (2,567)        339
  Purchases of securities available-for-sale..............   (848,215)   (897,270)   (169,678)
  Proceeds from maturities and sales of securities
     available-for-sale...................................    822,348     874,874     123,131
                                                            ---------   ---------   ---------
          Net cash provided by/(used in) investing
            activities....................................      2,440       4,035        (419)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock..................    (18,438)    (18,438)    (18,438)
  Cash dividends paid on common stock.....................     (3,220)    (14,646)    (13,224)
                                                            ---------   ---------   ---------
          Net cash used by financing activities...........    (21,658)    (33,084)    (31,662)
                                                            ---------   ---------   ---------
  Net increase (decrease) in cash on deposit with Harris
     Trust and Savings Bank...............................        222        (313)       (443)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period..................................        506         819       1,262
                                                            ---------   ---------   ---------
  Cash on deposit with Harris Trust and Savings Bank at
     end of period........................................  $     728   $     506   $     819
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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2002 and 2001, no allowance for possible loan losses was recorded under this policy.

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

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the balance sheets. Securities purchased under agreement to resell totaled $20 million at December 31, 2002 compared to $21 million at December 31, 2001. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

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

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     The Company adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions -- an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," on October 1, 2002. Under this standard, most acquisitions of financial institutions are removed from the scope of SFAS No. 72 and Interpretation 9 and are accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142. As such, unidentifiable intangible assets recognized and amortized in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," represent goodwill that is accounted for under SFAS No. 142. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that liabilities for those costs be recognized when the liability is incurred, as defined in Concepts Statement 6. It nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires additional disclosures in annual and interim financial statements. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2002. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. NOTES RECEIVABLE FROM THE BANK

     On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Mortgage Loans. During 2002, the Company received repayments on the Notes of $25 million compared to 2001 repayments of $47 million. For years ended December 31, 2002, 2001 and 2000, the Bank paid interest on the Notes in the amount of $2.8 million, $5.2 million and $7.8 million, respectively, to the Company.

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

     The balance of Securing Mortgage Loans at December 31, 2002 and 2001 was $39 million and $70 million, respectively. The weighted average interest rate on those loans at December 31, 2002 and 2001 was 6.930% and 7.611%, respectively.

     None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2002 or 2001.

     A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on those states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $26 million and $7 million, respectively, at December 31, 2002 and $46 million and $12 million, respectively, as of December 31, 2001.

4. SECURITIES

                                            DECEMBER 31, 2002                                DECEMBER 31, 2001
                              ----------------------------------------------   ----------------------------------------------
                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                              ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                      (IN THOUSANDS)
Available-for-Sale
  Securities
  Mortgage-backed...........  $355,018     $10,365        $--       $365,383   $321,516       $334        $2,206     $319,644
U.S. Treasury...............  $ 79,979     $    --        $ 3       $ 79,976   $ 84,937       $ --        $    5     $ 84,932
                              --------     -------        ---       --------   --------       ----        ------     --------
Total Securities............  $434,997     $10,365        $ 3       $445,359   $406,453       $334        $2,211     $404,576
                              ========     =======        ===       ========   ========       ====        ======     ========

     Mortgage-backed securities include ("GNMA") Government National Mortgage Association Platinum Certificates and Federal National Mortgage Association ("Fannie Mae"). The contractual maturities of the mortgage-backed securities exceed ten years. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The U.S. Treasury Bills held at December 31, 2002 mature within the next twelve months.

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

     Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends paid to the holders of the Preferred Shares for the years ended December 31, 2002 and 2001 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for December 31, 2002 and 2001 were 90% of ordinary income and 10% of long-term capital gain and 88% of ordinary income and 12% of long term capital gain, respectively.

     On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. A Common Stock dividend of $3,090 per common share was declared on December 4, 2002, to the stockholder of record on December 15, 2002 and paid on December 27, 2002. The allocations of the distribution declared and paid for income tax purposes were 90% of ordinary income and 10% of long-term capital gain. A Common Stock dividend of $14,300 per common share was declared on December 4, 2001, to the stockholder of record on December 15, 2001 and paid on December 31, 2001. The allocations of the distribution declared and paid for income tax purposes were 88% of ordinary income and 12% of long-term capital gain. In addition, on September 12, 2002 and September 12, 2001, the Company paid a cash dividend of $130 thousand and $346 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2002 and September 4, 2001, respectively. These dividends were paid on the Company's 2001 and 2000 REIT ordinary taxable income.

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

     The Advisory Agreement in effect during 2002, 2001 and 2000 entitled the Bank to receive advisory fees of $43,000, $35,000 and $57,000, respectively. For 2003, advisory fees are estimated to be $45,000.

     The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the "Servicing Agreement"). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2002, 2001 and 2000 the Bank received payments of $131 thousand, $243 thousand and $373 thousand, respectively.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2002, the Company held $20 million of such assets and had earned $2.1 million of interest from the Bank during 2002. At December 31, 2001 the Company held $21 million of such assets and earned $1.6 million of interest for 2001. At December 31, 2000, the Company held $3 thousand of such assets and earned $1.9 million of interest from the Bank. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

     During 2002 and 2001, the Company acquired $253 million and $273 million, respectively, of GNMA and Fannie Mae securities at fair value from the Bank. During 2002 and 2001, the Company acquired $595 million and $624 million of U.S. Treasury securities at fair value from the Bank.

7. OPERATING SEGMENT

     The Company's operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2002 and 2001, there was no pending litigation against the Company.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial data for the
Company:

                                 YEAR ENDED DECEMBER 31, 2002                      YEAR ENDED DECEMBER 31, 2001
                         ---------------------------------------------    ----------------------------------------------
                           FIRST       SECOND       THIRD      FOURTH       FIRST       SECOND        THIRD      FOURTH
                          QUARTER      QUARTER     QUARTER     QUARTER     QUARTER      QUARTER      QUARTER     QUARTER
                          -------      -------     -------     -------     -------      -------      -------     -------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Total interest
  income.............    $   5,945    $   4,686    $  4,459    $4,844     $   7,863    $   7,724    $   7,468    $ 5,660
Total noninterest
  income (loss)......           --        2,695         (17)       (1)        2,203           --        2,593         --
Total operating
  expenses...........          126          101          86       175           160          106          114        198
                         ---------    ---------    --------    ------     ---------    ---------    ---------    -------
Net income...........        5,819        7,280       4,356     4,668         9,906        7,618        9,947      5,462
Preferred
  dividends..........        4,609        4,609       4,609     4,611         4,609        4,609        4,609      4,611
                         ---------    ---------    --------    ------     ---------    ---------    ---------    -------
Net income (loss)
  available to common
  stockholder........        1,210        2,671        (253)       57         5,297        3,009        5,338        851
                         =========    =========    ========    ======     =========    =========    =========    =======
Basic and diluted
  income (loss) per
  common share.......    $1,210.00    $2,671.00    $(253.00)   $57.00     $5,297.00    $3,009.00    $5,338.00    $851.00
                         =========    =========    ========    ======     =========    =========    =========    =======

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

                         HARRIS TRUST AND SAVINGS BANK

CERTAIN INFORMATION REGARDING HARRIS TRUST AND SAVINGS BANK

     Harris Trust and Savings Bank ("the Bank") is an Illinois banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc., a multibank holding company incorporated under the laws of the State of Delaware and headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Harris Bankcorp, Inc. is a wholly-owned subsidiary of Bankmont Financial Corp. ("Bankmont"). Harris Bankcorp, Inc. also owns 27 other banks, 26 in the counties surrounding Chicago and one in Arizona. On July 1, 2000, Bankmont contributed 100 percent of the common stock of its wholly-owned subsidiary, Harris Bankmont, Inc., a Chicago metropolitan area multibank holding company, to Harris Bankcorp, Inc. Immediately thereafter, Harris Bankmont, Inc. was liquidated and dissolved into Harris Bankcorp, Inc. under the corporation law of Delaware. Harris Bankcorp, Inc. was the surviving corporation. The assets of Harris Bankmont, Inc. consisted primarily of the stock of its thirteen community banks. This combination was accounted for at historical cost, similar to a pooling of interests. Bankmont is a wholly-owned subsidiary of Bank of Montreal. At December 31, 2002, Harris Bankcorp's assets amounted to $29.01 billion, with the Bank representing approximately 66 percent of that total.

     The Bank, an Illinois state-chartered bank has its principal office, 50 domestic branch offices and 101 automated teller machines located in the Chicago area. The Bank also has offices in Atlanta, Detroit, Los Angeles and San Francisco; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), engaged in international banking and finance in New York. At December 31, 2002, the Bank had total assets of $19.03 billion, total deposits of $11.04 billion, total loans of $9.61 billion and equity capital of $1.58 billion.

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

     Although primarily focusing on U.S. domestic customers, identifiable foreign assets accounted for 2.94 percent of the Bank's total consolidated assets at December 31, 2002 and foreign net income was approximately 5.37 percent of the Bank's consolidated net income for the year then ended. Foreign net income is generated from three primary sources: (i) lending to foreign banks and other financial institutions; (ii) time deposits held in foreign banks; and (iii) foreign exchange trading profits of approximately $7.2 million.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

2002 COMPARED TO 2001

Summary

     The Bank's 2002 net income was $171.8 million, up $89.6 million from 2001. Earnings comparability for 2002 and 2001 was affected by a third quarter 2001 special provision for loan losses of $121 million and a special pretax charge of $3.2 million in the fourth quarter 2001 relating to impairments in the value of certain equity investments. Excluding the effect of these special charges, earnings grew 6 percent over last year. This increase was attributable to continued strong business growth in consumer, mortgage and small business loans and retail deposits, and a reduction in the provision for loan losses and increased earnings from treasury activities. Return on average common equity ("ROE") for 2002 was 11.02 percent and 10.41 percent in 2001 excluding the special charges described above. Return on average assets ("ROA") was 0.95 percent in 2002 and 0.80 percent in 2001 excluding the special charges described above.

     Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $181.4 million in 2002, a 3 percent increase compared to 2001, excluding the special charges described above. Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets. Cash ROE was 13.32 percent in 2002 compared to 13.13 percent in 2001, excluding the special charges.

     For 2002, net interest income on a fully taxable equivalent basis of $465.2 million was down 5 percent from 2001. Net interest margin rose from 2.80 percent to 2.99 percent in 2002, reflecting the impact of a declining rate environment during the past year. Average earning assets declined $1.85 billion million or 11 percent to $15.58 billion in the current year, attributable to a decrease of $1.17 billion in investment securities and $799 million in average loans.

     Noninterest income increased $55.3 million to $512.5 million for 2002. Excluding the special $3.2 million writedown of equity securities in 2001, noninterest income increased 11 percent from 2001. Net gains from portfolio securities increased $25.9 million, service charge fees increased $19.8 million and trading profits decreased $9.3 million. Inter-corporate service charges increased $13.2 million. Trust and investment management fees decreased $6.0 million.

     Total noninterest expenses were $656.4 million, up $24.1 million or 4 percent from 2001. Income taxes were $67.3 million, up $57.1 million from 2001, reflecting substantially higher pretax income in 2002.

     The provision for loan losses was $71.2 million in 2002 compared to $203.5 million in 2001. Third quarter 2001 results included a $121 million special provision for loan losses. Net loan charge-offs during the current year were $91.6 million compared to $95.1 million in 2001 reflecting higher recoveries in the commercial loan portfolio.

     Nonperforming assets at December 31, 2002 totaled $172 million, or 1.79 percent of total loans compared to $205 million or 2.05 percent a year earlier. At December 31, 2002, the allowance for possible loan losses was $207 million or
2.15 percent of total loans outstanding compared to $227 million or 2.28 percent of loans at the end of 2000. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased slightly from a multiple of 1.1 at December 31, 2001 to 1.2 at December 31, 2002.

     At December 31, 2002, the Bank's equity capital amounted to $1.58 billion, up slightly from $1.56 billion at December 31, 2001. Unrealized securities gains, net of tax, were $73.0 million at December 31, 2002 compared to $20.1 million at December 31, 2001. In February 1998, Harris Preferred Capital Corporation, a subsidiary of the Bank, issued $250 million of noncumulative preferred stock in a public offering (see Note 16 to Financial Statements). The preferred stock qualifies as Tier 1 capital for U.S. banking regulatory purposes.

     The Bank's regulatory capital leverage ratio was 8.64 percent compared to
8.23 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At

December 31, 2002, the Bank's Tier 1 and total risk-based capital ratios were
10.19 percent and 12.50 percent, respectively, compared to respective ratios of
9.80 percent and 12.26 percent at December 31, 2001. The 2002 year-end risk-based capital ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

2001 COMPARED TO 2000

Summary

     The Bank's 2001 net income was $82.3 million, down $144.2 million, or 64 percent from 2000. Earnings comparability for 2001 and 2000 was affected by both the sale of the Bank's corporate trust business in first quarter 2000 and the sale of its merchant card business in December 2000. Excluding the effect of the $45.6 million pretax gain on sale of the corporate trust business and related charges, and the $60.2 million pretax gain from the sale of the merchant card business and related operating results, year 2000 earnings were $159.2 million. In addition, the Bank had special charges for 2001, a third quarter special provision for loan losses of $121 million and a special pretax charge of $3.2 million in the fourth quarter relating to impairments in the value of certain equity investments. Excluding the effect of these special charges and the impact of divested businesses, earnings were $167.1 million, representing an increase of 5 percent over 2000. This increase was attributable to continued strong business growth in consumer, mortgage and small business loans and retail deposits, and a more favorable interest rate environment that contributed to greater earnings from treasury and trading activities. These were largely offset by an increased loan loss provision associated with the impact of a weakened economy primarily on the Bank's corporate loan portfolio, and by expenses related to business growth and expansion. Excluding the special charges, gains and related operating results for businesses sold in 2000, return on average common equity ("ROE") for 2001 and 2000 was 10.72 percent and 12.04 percent, respectively. Excluding the special charges described above and gains and related operating results for businesses sold in 2000, return on average assets ("ROA") was 0.82 percent and 0.76 percent, respectively.

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

     For 2001, net interest income on a fully taxable equivalent basis of $487.5 million was up 10 percent from 2000. Net interest margin rose from 2.47 percent to 2.80 percent in 2001, reflecting the impact of a declining rate environment during 2001. Average earning assets declined $580 million or 3 percent to $17.43 billion in 2001, attributable to a decrease of 2 percent or $186 million in average loans and $532 million in investment securities.

     Noninterest income decreased $60.9 million to $457.2 million for 2001. Excluding the effect of the special items, gains and operating results from the corporate trust and merchant card businesses sold in 2000, noninterest income increased 20 percent from 2000. Net gains from sales of investment securities increased $20.6 million, trading profits increased $8.0 million and service charges on deposits increased $2.4 million. Inter-corporate service charges increased $32.4 million. Trust and investment management fees decreased $9.4 million and merchant and charge card fees declined $21.0 million, both declines resulting from divested businesses in 2000.

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

     The provision for loan losses was $203.5 million in 2001, including the $121 million special provision for loan losses in the third quarter 2001, compared to $29.7 million in 2000. Net loan charge-offs during 2001 were $95.1 million compared to $24.4 million in 2000 reflecting higher write-offs in the commercial loan portfolio.

     Nonperforming assets at December 31, 2001 totaled $205 million, or 2.05 percent of total loans compared to $101 million or 0.94 percent at December 31, 2000. Most of the increase from December 31, 2000 is comprised of loans to corporate borrowers in different industry sectors experiencing the effects of a weakened economy. At December 31, 2001, the allowance for possible loan losses was $227 million or 2.28 percent of total loans outstanding compared to $119 million or 1.10 percent of loans at the end of 2000. As a result, the ratio of the allowance for possible loan losses to nonperforming assets declined slightly from a multiple of 1.2 at December 31, 2000 to 1.1 at December 31, 2001.

     At December 31, 2001, the Bank's equity capital amounted to $1.57 billion, up from $1.52 billion at December 31, 2000. Unrealized securities gains/(losses), net of tax, were $20.1 million at December 31, 2001 compared to ($11) million at December 31, 2000. In February 1998, Harris Preferred Capital Corporation, a subsidiary of the Bank, issued $250 million of noncumulative preferred stock in a public offering (see Note 16 to Financial Statements). The preferred stock qualifies as Tier 1 capital for U.S. banking regulatory purposes.

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

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Trust and Savings Bank engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the years in the three year period ended December 31, 2002.

     The Bank's ultimate parent company, Bank of Montreal ("BMO"), has elected to appoint two firms of independent public auditors to be auditors of BMO and all significant subsidiaries. The Bank's independent public auditors reflect the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
  of Directors of Harris Trust and Savings Bank:

     We have audited the accompanying consolidated statements of condition of Harris Trust and Savings Bank and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of Harris Trust and Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Trust and Savings Bank and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to Financial Statements, Harris Trust and Savings Bank and Subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

/s/ KPMG LLP                                      /s/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 15, 2003

                              FINANCIAL STATEMENTS
                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                      DECEMBER 31
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                         DATA)
ASSETS
Cash and demand balances due from banks.....................  $ 1,057,254    $ 1,203,946
Money market assets:
  Interest-bearing deposits at banks........................      417,206        195,723
  Federal funds sold and securities purchased under
    agreement to resell.....................................      237,950        579,750
Securities available-for-sale (including $4.39 billion and
  $3.21 billion of securities pledged as collateral for
  repurchase agreements at December 31, 2002 and December
  31, 2001, respectively)...................................    5,781,360      5,822,229
Trading account assets......................................       42,423         90,562
Loans.......................................................    9,607,887      9,972,473
Allowance for possible loan losses..........................     (206,999)      (227,374)
                                                              -----------    -----------
  Net loans.................................................    9,400,888      9,745,099
Premises and equipment......................................      298,414        287,549
Customers' liability on acceptances.........................       16,168         13,365
Bank-owned insurance........................................      994,185        952,225
Loans held for sale.........................................      149,311        121,588
Goodwill and other valuation intangibles....................      187,317        206,119
Other assets................................................      444,542        518,016
                                                              -----------    -----------
  TOTAL ASSETS..............................................  $19,027,018    $19,736,171
                                                              ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 2,085,400    $ 3,170,649
                           -- interest-bearing..............    7,736,930      6,311,796
Deposits in foreign offices -- noninterest-bearing..........       31,383         38,063
                         -- interest-bearing................    1,184,571      1,670,352
                                                              -----------    -----------
  Total deposits............................................   11,038,284     11,190,860
Federal funds purchased.....................................      872,096        857,049
Securities sold under agreement to repurchase...............    4,188,688      3,566,302
Short-term borrowings.......................................      300,694        704,699
Short-term notes -- senior..................................      200,000        860,000
Acceptances outstanding.....................................       16,168         13,365
Accrued interest, taxes and other expenses..................      153,148        335,931
Other liabilities...........................................      200,286        167,288
Minority interest -- preferred stock of subsidiary..........      250,000        250,000
Preferred stock issued to Harris Bankcorp, Inc. ............        5,000          5,000
Long-term notes -- subordinated.............................      225,000        225,000
                                                              -----------    -----------
  TOTAL LIABILITIES.........................................   17,449,364     18,175,494
                                                              -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares authorized,
  issued and outstanding....................................      100,000        100,000
Surplus.....................................................      626,640        620,586
Retained earnings...........................................      803,249        819,991
Accumulated other comprehensive income......................       47,765         20,100
                                                              -----------    -----------
  TOTAL STOCKHOLDER'S EQUITY................................    1,577,654      1,560,677
                                                              -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................  $19,027,018    $19,736,171
                                                              ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ----------------------------------
                                                                2002        2001         2000
                                                              --------   ----------   ----------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................  $512,946   $  726,403   $  905,942
Money market assets:
  Deposits at banks.........................................     2,066        3,537        5,580
  Federal funds sold and securities purchased under
    agreement to resell.....................................     7,938       13,672       17,534
Trading account.............................................     2,031        3,277        3,214
Securities available-for-sale:
  U.S. Treasury and federal agency..........................   195,336      340,398      417,577
  State and municipal.......................................        24           99          949
  Other.....................................................     2,243        2,128        1,472
                                                              --------   ----------   ----------
    Total interest income...................................   722,584    1,089,514    1,352,268
                                                              --------   ----------   ----------
INTEREST EXPENSE
Deposits....................................................   162,267      339,445      480,551
Short-term borrowings.......................................    64,262      212,635      362,132
Senior notes................................................    12,144       33,997       52,309
Minority interest -- dividends on preferred stock of
  subsidiary................................................    18,438       18,438       18,437
Long-term notes.............................................    11,257       13,929       15,615
                                                              --------   ----------   ----------
    Total interest expense..................................   268,368      618,444      929,044
                                                              --------   ----------   ----------
NET INTEREST INCOME.........................................   454,216      471,070      423,224
Provision for loan losses...................................    71,220      203,508       29,689
                                                              --------   ----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   382,996      267,562      393,535
                                                              --------   ----------   ----------
NONINTEREST INCOME
Trust and investment management fees........................    82,829       88,846       98,226
Money market and bond trading...............................     9,347       17,016        9,066
Foreign exchange............................................     7,155        8,833        7,225
Merchant and charge card fees...............................        --           66       21,025
Service fees and charges....................................   118,635       98,823       96,410
Securities gains............................................    61,272       35,397       14,780
Gain on sale of corporate trust business....................        --           --       45,615
Gain on sale of merchant card business......................        --           --       60,162
Bank-owned insurance........................................    50,713       47,226       45,076
Foreign fees................................................    24,399       21,305       20,998
Syndication fees............................................     6,289        6,584        8,667
Other.......................................................   151,869      133,089       90,800
                                                              --------   ----------   ----------
    Total noninterest income................................   512,508      457,185      518,050
                                                              --------   ----------   ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................   310,116      293,247      272,130
Pension, profit sharing and other employee benefits.........    61,279       51,328       49,833
Net occupancy...............................................    41,727       34,473       40,281
Equipment...................................................    53,531       53,329       50,515
Marketing...................................................    29,165       34,310       28,392
Communication and delivery..................................    22,593       19,992       21,232
Expert services.............................................    28,328       25,600       21,378
Contract programming........................................    29,105       31,479       17,589
Other.......................................................    64,516       64,731       63,774
                                                              --------   ----------   ----------
                                                               640,360      608,489      565,124
Goodwill and other valuation intangibles....................    16,004       23,752       22,683
                                                              --------   ----------   ----------
    Total noninterest expenses..............................   656,364      632,241      587,807
                                                              --------   ----------   ----------
Income before income taxes..................................   239,140       92,506      323,778
Applicable income taxes.....................................    67,306       10,234       97,334
                                                              --------   ----------   ----------
NET INCOME..................................................  $171,834   $   82,272   $  226,444
                                                              ========   ==========   ==========
BASIC EARNINGS PER COMMON SHARE (based on 10,000,000 average shares outstanding)
Net income..................................................  $  17.18   $     8.23   $    22.64
                                                              ========   ==========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS
                            OF COMPREHENSIVE INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
NET INCOME..................................................  $171,834    $ 82,272    $226,444
Other comprehensive income:
  Cash flow hedges:
     Cumulative effect of accounting change.................        --      (7,976)         --
     Net unrealized gain on derivative instruments, net of
       tax expense of zero in 2002, $4,684 in 2001 and zero
       in 2000..............................................        --       7,976          --
  Minimum pension liability adjustment net of tax benefit of
     $16,618 in 2002 and zero in 2001 and 2000..............   (25,194)         --          --
  Unrealized gains on available-for-sale securities:
     Unrealized holding gains arising during period, net of
       tax expense of $58,702 in 2002, $34,589 in 2001 and
       $89,016 in 2000......................................    90,296      52,388     136,063
     Less reclassification adjustment for gains included in
       net income, net of tax expense of $23,835 in 2002,
       $13,769 in 2001 and $5,749 in 2000...................   (37,437)    (21,627)     (9,031)
                                                              --------    --------    --------
  Other comprehensive income................................    27,665      30,761     127,032
                                                              --------    --------    --------
Comprehensive income........................................  $199,499    $113,033    $353,476
                                                              ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                        ACCUMULATED
                                                                           OTHER
                                                                       COMPREHENSIVE       TOTAL
                                      COMMON               RETAINED       INCOME       STOCKHOLDER'S
                                      STOCK     SURPLUS    EARNINGS       (LOSS)          EQUITY
                                     --------   --------   ---------   -------------   -------------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 1999.......  $100,000   $610,512   $ 678,275     $(137,693)     $1,251,094
  Contribution to capital surplus          --      2,853          --            --           2,853
  Net income.......................        --         --     226,444            --         226,444
  Dividends -- ($8.30 per common
     share)........................        --         --     (83,000)           --         (83,000)
  Other comprehensive income.......        --         --          --       127,032         127,032
                                     --------   --------   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2000.......   100,000    613,365     821,719       (10,661)      1,524,423
  Contribution to capital surplus          --      7,221          --            --           7,221
  Net income.......................        --         --      82,272            --          82,272
  Dividends -- ($8.40 per common
     share)........................        --         --     (84,000)           --         (84,000)
  Other comprehensive income.......        --         --          --        30,761          30,761
                                     --------   --------   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2001.......   100,000    620,586     819,991        20,100       1,560,677
  Contribution to capital surplus          --      6,054          --            --           6,054
  Net income.......................        --         --     171,834            --         171,834
  Dividends -- ($18.80 per common
     share)........................        --         --    (188,000)           --        (188,000)
  Dividends -- ($0.115 per
     preferred share)..............        --         --        (576)           --            (576)
  Other comprehensive income.......        --         --          --        27,665          27,665
                                     --------   --------   ---------     ---------      ----------
BALANCE AT DECEMBER 31, 2002.......  $100,000   $626,640   $ 803,249     $  47,765      $1,577,654
                                     ========   ========   =========     =========      ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $   171,834   $    82,272   $   226,444
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Provision for loan losses...............................       71,220       203,508        29,689
    Depreciation and amortization, including intangibles....       61,892        71,054        70,283
    Deferred tax expense (benefit)..........................        6,435       (24,783)        1,891
    Gain on sales of securities.............................      (61,272)      (35,397)      (14,780)
    Gain on sale of corporate trust business................           --            --       (45,615)
    Gain on sale of merchant card business..................           --            --       (60,162)
    Increase in bank-owned insurance........................      (47,046)      (47,162)      (44,107)
    Trading account net cash (purchases) sales..............      (35,099)       74,649         1,785
    Decrease (increase) in interest receivable..............       19,811        70,082       (18,417)
    Decrease in interest payable............................      (22,155)      (18,506)      (18,255)
    (Increase) decrease in loans held for sale..............      (27,723)      120,683      (242,271)
    Other, net..............................................      (25,189)      (28,206)      (23,534)
                                                              -----------   -----------   -----------
    Net cash provided (used) by operating activities........      112,708       468,194      (137,049)
                                                              -----------   -----------   -----------
INVESTING ACTIVITIES:
    Net (increase) decrease in interest-bearing deposits at
      banks.................................................     (221,483)      (54,375)       98,484
    Net decrease (increase) in Federal funds sold and
      securities purchased under agreement to resell........      341,800       (88,675)     (193,075)
    Proceeds from sales of securities available-for-sale....    2,678,763     1,898,048       662,171
    Proceeds from maturities of securities
      available-for-sale....................................    7,453,346     7,707,315     7,017,854
    Purchases of securities available-for-sale..............   (9,942,243)   (8,840,451)   (7,690,097)
    Net decrease (increase) in loans........................      272,991       701,154      (729,351)
    Proceeds from sale of bank premises.....................           --        32,276            --
    Purchases of premises and equipment.....................      (56,753)      (63,106)      (50,965)
    Additional investment in bank-owned insurance...........           --            --       (90,000)
    Other, net..............................................      (18,673)       32,448       (19,252)
                                                              -----------   -----------   -----------
    Net cash provided (used) by investing activities........      507,748     1,324,634      (994,231)
                                                              -----------   -----------   -----------
FINANCING ACTIVITIES:
    Net (decrease) increase in deposits.....................     (152,576)   (1,302,517)    1,363,690
    Net increase (decrease) in Federal funds purchased and
      securities sold under agreement to repurchase.........      637,433      (185,528)     (130,699)
    Net (decrease) increase in other short-term
      borrowings............................................     (404,005)     (785,031)      808,633
    Proceeds from issuance of senior notes..................      750,000     2,308,500     3,186,500
    Repayment of senior notes...............................   (1,410,000)   (1,838,000)   (4,297,000)
    Net cash proceeds from sale of corporate trust
      business..............................................           --            --        88,704
    Proceeds from sale of merchant card business............           --            --        64,103
    Proceeds from the issuance of preferred stock of
      subsidiary............................................           --         5,000            --
    Cash dividends paid on common stock.....................     (188,000)      (84,000)      (83,000)
                                                              -----------   -----------   -----------
      Net cash (used) provided by financing activities......     (767,148)   (1,881,576)    1,000,931
                                                              -----------   -----------   -----------
    Net decrease in cash and demand balances due from
      banks.................................................     (146,692)      (88,748)     (130,349)
    Cash and demand balances due from banks at January 1....    1,203,946     1,292,694     1,423,043
                                                              -----------   -----------   -----------
    Cash and demand balances due from banks at December
      31....................................................  $ 1,057,254   $ 1,203,946   $ 1,292,694
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:
         Interest (net of amount capitalized)...............  $   290,524   $   636,949   $   947,299
         Income taxes.......................................  $    67,056   $    69,310   $    76,925

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

     The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 22 to the Financial Statements for additional information on business combinations and Note 23 for additional information on related party transactions.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     The Bank uses various interest rate, foreign exchange, equity and commodity derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts include futures, forwards, forward rate agreements, option contracts, caps, floors, collars and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps. Equity contracts include option contracts and swaps. Commodity contracts include swaps.

     All derivative instruments are recognized at fair value in the Consolidated Statements of Condition. All derivative instruments are designated either as hedges or as held for trading or non-hedging purposes.

     Derivative instruments that are used in the management of the Bank's risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. On the date that the Bank enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability, a foreign currency fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income only until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a foreign currency hedge are recorded in either current period earnings or other comprehensive income depending on whether the hedging relationship meets the criteria for a fair value or cash flow hedge.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually.

     The Bank adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions -- an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," on October 1, 2002. Under this standard, most acquisitions of financial institutions are removed from the scope of SFAS No. 72 and Interpretation 9 and are accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142. As such, unidentifiable intangible assets recognized and amortized in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," represent goodwill that will be accounted for under SFAS No. 142. At adoption date, the Bank had an unidentifiable intangible asset that, in accordance with SFAS No. 72, was excluded from the scope of SFAS No. 142 and continued to be amortized through third quarter 2002. Upon adoption of the Statement, the unidentifiable intangible asset was reclassified to goodwill and no longer amortized starting in fourth quarter 2002. Under the transitional requirements of the Statement, the first three quarters of 2002 were restated to reflect the reversal of previously amortized goodwill in those quarters. The earnings impact for each of these three quarters was $2.35 million pretax ($1.4 million after tax).

     In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that liabilities for those costs be recognized when the liability is incurred, as defined in Concepts Statement 6. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement is effective for exit or disposal activities initiated after December 31, 2002. The Bank does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123." The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation and requires additional disclosures in annual and interim financial statements. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2002. During the first quarter of 1996, the Bank adopted SFAS No. 123 and elected the fair value based method of accounting for stock-based compensation plans. The Bank does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     The Bank adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" ("FIN 45") issued on November 25, 2002. FIN 45 expands existing disclosure requirements at December 31, 2002 for guarantees and provides initial recognition and measurement provisions to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. Management has evaluated the effect of adopting FIN 45 and has determined that the effect on the financial position and results of operations of the Bank is not material.

     In January 2003, the FASB released FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation changes the method of determining whether certain entities, including securitization entities, should be consolidated in the Corporation's financial statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority interest in the expected losses or the expected residual returns or both. The Bank does not have an interest in a VIE and is not subject to the provisions of FIN 46.

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

LOANS, LOAN FEES AND COMMITMENT FEES

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. For fair value hedges that are highly effective, loans designated as the underlying hedged items are recorded net of changes in fair value attributable to the hedged risks. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, that are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2002 and 2001, the Bank's Consolidated Statements of Condition included approximately $15 million and $18 million, respectively, of deferred loan-related fees net of deferred origination costs.

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

     Commercial and real estate loans are charged off when, in management's opinion, the loan is deemed uncollectible. Consumer installment loans are charged off when 120 days past due. Consumer revolving loans are charged off when 180 days past due. Accrued interest on these loans is charged to interest income. Such loans are not normally placed on nonaccrual status.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     The Bank records goodwill and other intangible assets in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Goodwill that originated prior to July 1, 2001 was amortized on a straight-line basis through 2001 year-end but discontinued effective January 1, 2002 in connection with the adoption of SFAS No. 142. Goodwill arising subsequent to July 1, 2001 is not amortized. Goodwill is periodically assessed for impairment, at least annually. Intangible assets with finite lives are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Original lives range from 3 to 15 years. Intangible assets subject to amortization are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable. Intangible assets with indefinite useful lives are not amortized and are reviewed for impairment annually or more frequently if events indicate impairment.

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

     Loans intended to be sold in the secondary market are classified as available-for-sale and are included in "Loans held for sale" on the Consolidated Statements of Condition. The loans are carried at lower of allocated cost or current market value, on a portfolio basis. The Bank has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are accounted for at fair value.

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

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                          DECEMBER 31, 2002                                   DECEMBER 31, 2001
                          -------------------------------------------------   -------------------------------------------------
                          AMORTIZED    UNREALIZED   UNREALIZED                AMORTIZED    UNREALIZED   UNREALIZED
                             COST        GAINS        LOSSES     FAIR VALUE      COST        GAINS        LOSSES     FAIR VALUE
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
U.S. Treasury...........  $2,562,541    $ 92,622        $3       $2,655,160   $1,390,397    $32,654       $    5     $1,423,046
Federal agency..........   2,677,716      16,318        --        2,694,034    2,543,823      3,719          944      2,546,598
Mortgage-backed.........     392,106      12,107        --          404,213    1,825,389        165        2,389      1,823,165
State and municipal.....         627          --        --              627        3,600         --           --          3,600
Other...................      27,287          39        --           27,326       25,663        157           --         25,820
                          ----------    --------        --       ----------   ----------    -------       ------     ----------
Total securities........  $5,660,277    $121,086        $3       $5,781,360   $5,788,872    $36,695       $3,338     $5,822,229
                          ==========    ========        ==       ==========   ==========    =======       ======     ==========

     At December 31, 2002 and 2001, available-for-sale and trading account securities having a carrying amount of $4.39 billion and $3.75 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2002
                                                              -----------------------
                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Maturities:
  Within 1 year.............................................  $1,495,326   $1,500,713
  1 to 5 years..............................................   2,947,912    3,015,514
  5 to 10 years.............................................   1,154,464    1,200,855
  Over 10 years.............................................      35,288       36,952
Other securities without stated maturity....................      27,287       27,326
                                                              ----------   ----------
     Total securities.......................................  $5,660,277   $5,781,360
                                                              ==========   ==========

     In 2002, 2001 and 2000, proceeds from the sale of securities available-for-sale amounted to $2.68 billion, $1.90 billion and $662 million, respectively. Gross gains of $63.0 million and gross losses of $1.7 million were realized on these sales in 2002, gross gains of $35.4 million and no gross losses were realized on these sales in 2001 and gross gains of $14.8 million and no gross losses were realized on these sales in 2000. Net unrealized holding gains on trading securities decreased during 2002 from an unrealized gain of $1.1 million at December 31, 2001 to an unrealized gain of $0.9 million at December 31, 2002. The decrease of $0.2 million has been included in 2002 earnings.

3. LOANS

     The following table summarizes loan balances by category:

                                                                      DECEMBER 31
                                                                ------------------------
                                                                   2002          2001
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................    $5,641,852    $6,283,468
  Real estate construction..................................       241,278       188,187
  Real estate mortgages.....................................     2,854,919     2,459,369
  Installment...............................................       740,414     1,016,637
Foreign loans:
  Banks and other financial institutions....................       100,488        10,039
  Other, primarily commercial and industrial................        28,936        14,773
                                                                ----------    ----------
     Total loans............................................     9,607,887     9,972,473
Less allowance for possible loan losses.....................       206,999       227,374
                                                                ----------    ----------
       Loans, net of allowance for possible loan losses.....    $9,400,888    $9,745,099
                                                                ==========    ==========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                    YEARS ENDED DECEMBER 31
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Nonaccrual loans............................................    $169,588    $202,320    $ 95,850
Restructured loans..........................................          --       2,309       2,349
                                                                --------    --------    --------
Total nonperforming loans...................................     169,588     204,629      98,199
Other assets received in satisfaction of debt...............       1,975         140       3,125
                                                                --------    --------    --------
     Total nonperforming assets.............................    $171,563    $204,769    $101,324
                                                                ========    ========    ========
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................    $  8,496    $ 14,306    $  5,789
Interest income actually recognized.........................          --          --          --
                                                                --------    --------    --------
  Interest shortfall........................................    $  8,496    $ 14,306    $  5,789
                                                                ========    ========    ========

     At December 31, 2002 and 2001, the Bank had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Corporation's consolidated assets. At December 31, 2002 and 2001 commercial loans with a carrying value of $3.74 billion and $4.16 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

MORTGAGE SERVICING RIGHTS

     The carrying amount of mortgage servicing rights was $12.9 million and $21.6 million at December 31, 2002 and 2001, respectively. The fair value of those rights equaled or exceeded the carrying amount at both December 31, 2002 and December 31, 2001. Mortgage servicing rights, included in other assets, of $4.5 million and $8.5 million were capitalized during 2002 and 2001, respectively. Amortization expense associated with the mortgage servicing rights was $5.9 million and $4.2 million in 2002 and 2001, respectively. There were no direct write-downs in 2002 or 2001. During 2002, impairment expense for mortgage servicing rights totaling $7.3 million was recorded in a valuation allowance to reflect the excess of carrying value over estimated fair value.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                     YEARS ENDED DECEMBER 31
                                                                ---------------------------------
                                                                  2002         2001        2000
                                                                ---------    --------    --------
                                                                         (IN THOUSANDS)
Balance, beginning of year..................................    $ 227,374    $118,951    $113,702
                                                                ---------    --------    --------
Charge-offs.................................................     (106,650)    (98,814)    (30,128)
Recoveries..................................................       15,055       3,729       5,688
                                                                ---------    --------    --------
  Net charge-offs...........................................      (91,595)    (95,085)    (24,440)
Provisions charged to operations............................       71,220     203,508      29,689
                                                                ---------    --------    --------
Balance, end of year........................................    $ 206,999    $227,374    $118,951
                                                                =========    ========    ========

     Details on impaired loans and related allowance are as follows:

                                                          IMPAIRED LOANS     IMPAIRED LOANS
                                                          FOR WHICH THERE    FOR WHICH THERE     TOTAL
                                                           IS A RELATED       IS NO RELATED     IMPAIRED
                                                             ALLOWANCE          ALLOWANCE        LOANS
                                                          ---------------    ---------------    --------
                                                                          (IN THOUSANDS)
December 31, 2002
Balance...............................................       $156,306            $13,282        $169,588
Related allowance.....................................         76,538                 --          76,538
                                                             --------            -------        --------
Balance, net of allowance.............................       $ 79,768            $13,282        $ 93,050
                                                             ========            =======        ========
December 31, 2001
Balance...............................................       $159,817            $44,812        $204,629
Related allowance.....................................         72,620                 --          72,620
                                                             --------            -------        --------
Balance, net of allowance.............................       $ 87,197            $44,812        $132,009
                                                             ========            =======        ========

                                                                    YEARS ENDED DECEMBER 31
                                                                -------------------------------
                                                                  2002        2001       2000
                                                                --------    --------    -------
                                                                        (IN THOUSANDS)
Average impaired loans......................................    $191,493    $153,920    $55,434
                                                                ========    ========    =======
Total interest income on impaired loans recorded on a cash
  basis.....................................................    $     --    $     --    $    --
                                                                ========    ========    =======

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  2002        2001
                                                                --------    --------
                                                                   (IN THOUSANDS)
Land........................................................    $ 23,183    $ 23,183
Premises....................................................     203,089     195,790
Equipment...................................................     385,907     340,427
Leasehold improvements......................................      41,331      35,627
                                                                --------    --------
  Total.....................................................     653,510     595,027
Accumulated depreciation and amortization...................     355,096     307,478
                                                                --------    --------
     Premises and equipment.................................    $298,414    $287,549
                                                                ========    ========

     Depreciation and amortization expense was $46.3 million in 2002, $48.3 million in 2001 and $46.7 million in 2000.

     On December 17, 2001 the Bank closed on the sale of its fifteen story operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building was occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain of $15.7 million and $17 million, respectively, as of December 31, 2002 and 2001.

     In addition, the Bank owns or leases premises at other locations to conduct branch banking activities.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Bank adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Under this standard, goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually. Upon adoption of SFAS No. 142, the Bank had no goodwill.

     The Bank adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions -- an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," on October 1, 2002. Under this standard, most acquisitions of financial institutions are removed from the scope of SFAS No. 72 and Interpretation 9 and are accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142. As such, unidentifiable intangible assets recognized and amortized in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," represent goodwill that will be accounted for under SFAS No. 142. At adoption date, the Bank had an unidentifiable intangible asset that, in accordance with SFAS No. 72, was excluded from the scope of SFAS No. 142 and continued to be amortized through third quarter 2002. Upon adoption of the Statement, the unidentifiable intangible asset was reclassified to goodwill and no longer amortized starting in fourth quarter 2002. Under the transitional requirements of the Statement, the first three quarters of 2002 were restated to reflect the reversal of previously amortized goodwill in those quarters. The earnings impact for each of these three quarters was $2.35 million pretax ($1.4 million after tax).

     The Bank's goodwill was subject to the annual impairment test in the fourth quarter of 2002. The fair value of the reporting unit was estimated using a valuation technique based on multiples of book value. The test did not identify potential impairment and no impairment loss was recognized in 2002.

     For the years ended December 31, 2002, 2001 and 2000, the Bank's net income and earnings per share on a proforma basis adjusted to exclude the amortization of goodwill are included in the following table:

                                                                     YEARS ENDED DECEMBER 31
                                                                ----------------------------------
                                                                  2002         2001        2000
                                                                ---------    --------    ---------
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
Net income..................................................    $171,834     $82,272     $226,444
Plus goodwill amortization..................................          --       5,639        5,639
                                                                --------     -------     --------
Adjusted net income.........................................    $171,834     $87,911     $232,083
                                                                ========     =======     ========
Earnings per common share:
Net income applicable to common stock.......................    $  17.18     $  8.23     $  22.64
Plus goodwill amortization..................................          --        0.56         0.56
                                                                --------     -------     --------
Adjusted net income applicable to common stock..............    $  17.18     $  8.79     $  23.20
                                                                ========     =======     ========

     The carrying value of the Bank's goodwill as of December 31, 2002 was $89.3 million.

     As of December 31, 2002, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets were $202.1 million and $104.1 million, respectively.

     Total amortization expense for the Bank's intangible assets was $16.0 million for the year ended December 31, 2002.

     Estimated intangible asset amortization expense for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $16.2 million, $16.4 million,
$16.5 million, $16.7 million and $16.9 million, respectively.

7. DEPOSITS

     The following table summarizes average deposit balances by category:

                                                                                     INCREASE (DECREASE)
                                                              DECEMBER 31               2002 VS. 2001
                                                       --------------------------    --------------------
                                                          2002           2001          AMOUNT         %
                                                       -----------    -----------    -----------    -----
                                                                 (DAILY AVERAGES, IN THOUSANDS)
Demand deposits....................................    $ 1,694,134    $ 2,495,840     $(801,706)     (32)
Interest-bearing checking deposits.................         91,585        114,038       (22,453)     (20)
Money market accounts..............................      3,121,634      2,513,755       607,879       24
Passbook and statement savings accounts............      1,431,676        958,843       472,833       49
Savings certificates...............................      1,756,401      1,871,431      (115,030)      (6)
Other time deposits................................      1,692,695      1,559,212       133,483        9
Deposits in foreign offices........................      1,179,766      2,104,640      (924,874)     (44)
                                                       -----------    -----------     ---------
  Total deposits...................................    $10,967,891    $11,617,759     $(649,868)      (6)
                                                       ===========    ===========     =========

     Certificates of deposit in denominations exceeding $100,000 issued by domestic offices totaled $1.5 billion at December 31, 2002. Total interest expense on domestic office certificates of deposit of $100,000 or more amounted to approximately $51 million compared to $65 million in 2001. Virtually all time deposits in foreign offices were in denominations exceeding $100,000.

     The remaining maturity of domestic office certificates of deposit exceeding $100,000 is as follows:

Domestic Office Certificates of Deposit

                                                                  DECEMBER 31
                                                                ----------------
                                                                 2002      2001
                                                                ------    ------
                                                                 (IN MILLIONS)
Maturities:
  3 months or less..........................................    $  827    $  578
  3 to 6 months.............................................       111       136
  6 to 12 months............................................       506       776
  Over 12 months............................................        99        69
                                                                ------    ------
     Total..................................................    $1,543    $1,559
                                                                ======    ======

8. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     The Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 2002 and December 31, 2001. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank's account with Bank of New York through the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Bank's interest in these securities.

     The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $4.19 billion and $3.57 billion at December 31, 2002 and 2001, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

Securities Purchased Under Agreement to Resell

                                                                  2002      2001
                                                                --------    -----
                                                                 (IN THOUSANDS)
Amount outstanding at end of year...........................    $     --    $  --
Highest amount outstanding as of any month-end during the
  year......................................................    $405,063    $  --
Daily average amount outstanding during the year............    $  7,598    $ 293
Daily average annualized rate of interest...................        1.62%    2.60%
Average rate of interest on amount outstanding at end of
  year......................................................          --       --

Securities Sold Under Agreement to Repurchase

                                                                   2002          2001
                                                                ----------    ----------
                                                                     (IN THOUSANDS)
Amount outstanding at end of year...........................    $4,188,688    $3,566,303
Highest amount outstanding as of any month-end during the
  year......................................................    $4,188,688    $4,085,612
Daily average amount outstanding during the year............    $3,125,430    $3,595,769
Daily average annualized rate of interest...................          1.52%         3.90%
Average rate of interest on amount outstanding at end of
  year......................................................          1.19%         1.71%

9. SENIOR NOTES AND LONG-TERM NOTES

     The following table summarizes the Bank's long-term notes:

                                                                    DECEMBER 31
                                                                --------------------
                                                                  2002        2001
                                                                --------    --------
                                                                   (IN THOUSANDS)
Floating rate subordinated note to Bankcorp due March 31,
  2005......................................................    $ 50,000    $ 50,000
Floating rate subordinated note to Bankcorp due December 1,
  2006......................................................      50,000      50,000
Fixed rate 6 1/2% subordinated note to Bankcorp due December
  27, 2007..................................................      60,000      60,000
Fixed rate 7 5/8% subordinated note to Bankcorp due June 27,
  2008......................................................      15,000      15,000
Fixed rate 7 1/8% subordinated note to Bankcorp due June 30,
  2009......................................................      50,000      50,000
                                                                --------    --------
  Total.....................................................    $225,000    $225,000
                                                                ========    ========

     All of the Bank notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day London Interbank Offering Rate ("LIBOR"). At year-end 2002, 180 day LIBOR was 1.38 percent.

     The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of the Bank. As of December 31, 2002, $200 million of senior short-term notes were outstanding with original maturities of 64 days (remaining maturities of 22 days) and stated interest rates of 1.33 percent. As of December 31, 2001, $860 million of senior short-term notes were outstanding with original maturities ranging from 365 to 392 days (remaining maturities ranging from 99 to 207 days) and stated interest rates ranging from 1.78 percent to 4.41 percent.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The fair values of demand deposits, savings accounts, interest-bearing checking deposits, and money market accounts were the amounts payable on demand at the reporting date, or the carrying amounts. The fair value of time deposits was estimated using a discounted cash flow calculation with current market rates offered by the Bank as discount rates.

     The fair value of senior notes approximates carrying value because the average maturity on these notes is less than one year.

     The fair value of minority interest -- preferred stock of subsidiary (Harris Preferred Capital Corporation) approximates carrying value as the preferred stock has a liquidation preference that equals book value.

     The fair value of long-term notes was determined using a discounted cash flow calculation with current rates available to the Bank for similar debt as discount rates.

     The fair value of credit facilities are presented as an obligation in order to represent the approximate cost the Bank would incur to induce third parties to assume these commitments.

     The estimated fair values of the Bank's financial instruments at December 31, 2002 and 2001 are presented in the following table. See Note 11 to Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                DECEMBER 31
                                           -----------------------------------------------------
                                                     2002                        2001
                                           -------------------------   -------------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                              VALUE         VALUE         VALUE         VALUE
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
ASSETS
Cash and demand balances due from
  banks..................................  $ 1,057,254   $ 1,057,254   $ 1,203,946   $ 1,203,946
Money market assets:
  Interest-bearing deposits at banks.....      417,206       417,206       195,723       195,723
  Federal funds sold and securities
     purchased under agreement to
     resell..............................      237,950       237,950       579,750       579,750
Securities available-for-sale............    5,781,360     5,781,360     5,822,229     5,822,229
Trading account assets...................       42,423        42,423        90,562        90,562
Loans, net of unearned income and
  allowance for possible loan losses.....    9,400,888     9,455,610     9,745,099     9,769,519
Customers' liability on acceptances......       16,168        16,168        13,365        13,365
Accrued interest receivable..............       76,649        76,649        96,460        96,460
Loans held for sale......................      149,311       149,311       121,588       121,588
Bank-owned insurance.....................      994,185       994,185       952,225       952,225
                                           -----------   -----------   -----------   -----------
  Total on-balance-sheet financial
     assets..............................  $18,173,394   $18,228,116   $18,820,947   $18,845,367
                                           ===========   ===========   ===========   ===========
LIABILITIES
Deposits:
  Demand deposits........................  $ 6,988,180   $ 6,988,180   $ 6,670,214   $ 6,670,214
  Time deposits..........................    4,050,104     4,080,992     4,520,646     4,548,598
Federal funds purchased..................      872,096       872,096       857,049       857,049
Securities sold under agreement to
  repurchase.............................    4,188,688     4,188,688     3,566,302     3,566,302
Short-term borrowings....................      300,694       300,694       704,699       704,699
Acceptances outstanding..................       16,168        16,168        13,365        13,365
Accrued interest payable.................       15,920        15,920        38,075        38,075
Short-term notes -- senior...............      200,000       200,000       860,000       860,000
Minority interest -- preferred stock of
  subsidiary.............................      250,000       250,000       250,000       250,000
Preferred stock issued to Harris
  Bankcorp, Inc. ........................        5,000         5,000         5,000         5,000
Long-term notes -- subordinated..........      225,000       237,173       225,000       230,135
                                           -----------   -----------   -----------   -----------
  Total on-balance-sheet financial
     liabilities.........................  $17,111,850   $17,154,911   $17,710,350   $17,743,437
                                           ===========   ===========   ===========   ===========
OFF-BALANCE-SHEET CREDIT FACILITIES
  (POSITIVE POSITIONS/(OBLIGATIONS))
Loan commitments.........................  $   (13,957)  $   (13,957)  $   (17,641)  $   (17,641)
Standby letters of credit................         (854)         (854)         (695)         (695)
Commercial letter of credits.............          (44)          (44)          (48)          (48)
                                           -----------   -----------   -----------   -----------
  Total off-balance-sheet credit
     facilities..........................  $   (14,855)  $   (14,855)  $   (18,384)  $   (18,384)
                                           ===========   ===========   ===========   ===========

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank utilizes various financial instruments with off-balance-sheet risk in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. The Bank's major categories of financial instruments with off-balance-sheet risk include credit facilities and various securities-related activities. Fair values of off-balance-sheet instruments are based on fees currently charged to enter into similar agreements, market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

Credit Facilities

     Credit facilities with off-balance-sheet risk include commitments to extend credit, standby letters of credit and commercial letters of credit.

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank's commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The Bank's maximum risk of accounting loss is represented by the total contractual amount of commitments, which was $8.0 billion and $7.6 billion at December 31, 2002 and 2001, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 2002, totaled $667 million and at December 31, 2001, totaled $632 million.

     Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.66 billion at December 31, 2002 and $2.30 billion at December 31, 2001. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $881 million at December 31, 2002 and $664 million at December 31, 2001.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $41 million at December 31, 2002 and $36 million at December 31, 2001.

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

     Collateral is required to support certain of these credit facilities when they are drawn down and may include equity and debt securities, commodities, inventories, receivables, certificates of deposit, savings instruments, fixed assets, real estate, life insurance policies and memberships on national or regional stock and commodity exchanges. Requirements are based upon the risk inherent in the credit and are more stringent for firms and individuals with greater default risks. The Bank monitors collateral values and appropriately perfects its security interest. Periodic evaluations of collateral adequacy are performed by Bank personnel.

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $14.9 million at December 31, 2002 and $18.4 million at December 31, 2001.

Derivative Financial Instruments

     The Bank adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. Under this standard, all derivative instruments are recognized at fair value in the

Consolidated Statements of Condition. All derivative instruments are designated either as hedges or held for trading or non-hedging purposes.

     The Bank uses various interest rate, foreign exchange, equity, and commodity derivative contracts as part of its dealer and trading activities or in the management of its risk strategy. Interest rate contracts include futures, forwards, forward rate agreements, option contracts, caps, floors, collars and swaps. Foreign exchange contracts include spot, futures, forwards, option contracts and swaps. Equity contracts include options and swaps. Commodity contracts include swaps.

     At December 31, 2002 the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $147.2 million in other assets and derivative instrument liabilities of $151.9 million in other liabilities. At December 31, 2001 the Bank recorded the fair value of derivative instrument assets of $117.3 million in other assets and derivative instrument liabilities of $121.5 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met. At December 31, 2002, derivative contracts with BMO represent $20.3 million and $136.7 million of unrealized gains and unrealized losses, respectively. At December 31, 2001, derivative contracts with BMO represent $14.8 million and $95.3 million of unrealized gains and unrealized losses, respectively.

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

     Options are contracts that provide the buyer the right (but not the obligation) to purchase or sell a financial instrument, at a specified price, either within a specified period of time or on a certain date. Interest rate guarantees (caps, floors and collars) are agreements between two parties that, in general, establish for the purchaser a maximum level of interest expense or a minimum level of interest revenue based on a notional principal amount for a specified term. Options and interest rate guarantees written create exposure to market risk. As a writer of interest rate options and guarantees, the Bank receives a premium at the outset of the agreement and bears the risk of an unfavorable change in the price of the financial instrument underlying the option or interest rate guarantee. Options and interest rate guarantees purchased create exposure to credit risk and, to the extent of the premium paid or unrealized gain recognized, market risk.

     Interest rate swaps are contracts involving the exchange of interest payments based on a notional amount for a specified period. Most of the Bank's activity in swaps is as intermediary in the exchange of interest payments between customers, although the Bank also uses swaps to manage its own interest rate exposure (see discussion of risk management activity).

     Foreign Exchange Contracts

     The Bank is a dealer in foreign exchange ("FX") contracts. FX contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior.

     The Bank and BMO combine their U.S. FX revenues. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on April 2, 2003, but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2002 and December 31, 2001, totaled $7.2 million and $8.8 million, respectively, of net profit under the aforementioned agreement with BMO.

     At December 31, 2002, approximately 98 percent of the Bank's gross notional positions in foreign currency contracts are represented by eight currencies:
Eurodollar, Canadian dollars, British pounds, Australian dollar, Swiss francs, Swedish krona, Japanese yen and the Mexican peso.

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

     Commodity Contracts

     The Bank enters into commodity contracts that enable customers to manage the risk associated with commodity price fluctuations. Commodity contracts include swaps.

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

     For fair value hedges, as of December 31, 2002 and December 31, 2001, the Bank recorded the fair value of derivative instrument liabilities of $14.9 million and $8.2 million respectively, in other liabilities. Net losses recorded for the year-to-date periods ended December 31, 2002 and December 31, 2001 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Bank. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

     Cash Flow Hedges

     The Bank had no cash flow hedges during 2002. Prior to 2002, the Bank had used a total return swap to reduce the variability associated with the cash flows from an equity security. The total return swap converted the cash flows received on an available-for-sale equity security from variable to fixed. Changes in the fair value of the swap were recorded in other comprehensive income. The unrealized holding gain (loss) on the available-for-sale equity security was recorded in other comprehensive income. Prior to September 30, 2001 the Bank removed the hedge designation due to the expectation of diminished cash flows from the equity security. The unrealized loss in accumulated other comprehensive income related to the total return swap was not material to the consolidated financial statements of the Bank. As of September 30, 2001 the swap, designated a nonhedging derivative, was marked to market and the resulting unrealized gain was recorded in noninterest income.

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

     The Bank has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are accounted for at fair value. The Bank enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value.

Securities Activities

     The Bank's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $37 million at December 31, 2002 and $51 million at December 31, 2001.

     Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had no short position at December 31, 2002 or 2001.

12. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2002 and 2001. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern Geographic Area

     A majority of the Bank's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Bank's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $13.4 billion or 50 percent of the Bank's total credit exposure at December 31, 2002 and $14.0 billion or 51 percent of the Bank's total credit exposure at December 31, 2001.

     The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 10 to Financial Statements for information on collateral supporting credit facilities.

13. EMPLOYEE BENEFIT PLANS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2002. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 2002. The plan is a multiple-employer plan covering the Bank's employees as well as persons employed by certain affiliated entities.

     Effective January 1, 2002, the plan's benefit formula was changed to an account-based formula from a final average pay formula. The account-based benefit formula is based upon eligible pay, age and length of service. Prior to January 1, 2002, the plan's benefit formula is a final average pay formula. It is based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment less an estimated Social Security benefit.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 2002, 2001 and 2000, cumulative contributions were greater than the amounts recorded as primary pension expense for financial reporting purposes. The total consolidated pension expense of the Bank, including the supplemental plan (excluding settlement losses and curtailment gains), for 2002, 2001, and 2000 was $11.7 million, $7.1 million and $8.2 million, respectively.

     In addition to pension benefits, the Bank provides medical care benefits for retirees (and their dependents) who have attained age 55 and have at least 10 years of service. The Bank also provides medical care benefits for disabled employees and widows of former employees (and their dependents). The Bank provides these medical care benefits through a self-insured plan. Under the terms of the plan, the Bank contributes to the cost of coverage based on employees' length of service. Cost sharing with plan participants is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Bank supplemented by contributions to a trust fund created under Internal Revenue Code Section 401(h).

     Curtailment gains amounting to $7.3 million and $2.3 million for pension plan and postretirement medical plan, respectively, were recognized in 2000 due to the sale of corporate trust business, the sale of merchant card business and the outsourcing arrangement with Alltel. Of those totals, $2.2 million and $0.5 million, respectively, were recognized as a direct reduction of benefit expense. Settlement losses amounting to $0.1 million for the supplemental plan were recognized in 2000.

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the
Bank:

                                      PENSION BENEFITS            POSTRETIREMENT MEDICAL BENEFITS
                               -------------------------------   ---------------------------------
                                2002***    2001***    2000***     2002***     2001***     2000***
                               ---------   --------   --------   ---------   ---------   ---------
                                                         (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at
  beginning of year..........  $ 248,377   $224,002   $227,701   $ 38,389    $ 32,933    $ 35,238
Service cost.................     10,871      8,812      9,373      1,259       1,280       1,346
Interest cost................     18,451     16,419     16,643      2,799       2,471       2,453
Plan Amendments..............      1,585      4,033         --         --          --          --
Acquisitions/transfers.......         --         94         --         --          --          --
Curtailment (gain) or loss...         --         --     (7,348)        --          --      (2,276)
Benefits paid (net of
  participant
  contributions).............    (19,065)   (13,035)   (19,595)    (2,863)     (2,003)     (3,322)
Actuarial (gain) or loss.....     51,347      8,052     (2,772)     4,777       3,708        (506)
                               ---------   --------   --------   --------    --------    --------
Benefit obligation at end of
  year.......................  $ 311,566   $248,377   $224,002   $ 44,361    $ 38,389    $ 32,933
                               =========   ========   ========   ========    ========    ========

                                      PENSION BENEFITS            POSTRETIREMENT MEDICAL BENEFITS
                               -------------------------------   ---------------------------------
                                2002***    2001***    2000***     2002***     2001***     2000***
                               ---------   --------   --------   ---------   ---------   ---------
                                                         (IN THOUSANDS)
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year..........  $ 236,956   $246,912   $226,449   $ 25,962    $ 25,209    $ 21,022
Actual return on plan
  assets.....................    (14,316)    (1,361)    27,559     (3,579)     (1,463)      2,614
Acquisitions/transfers.......         --      1,192         --         --          --          --
Employer contribution........      7,269      3,248     12,499      2,023       2,216       1,573
Benefits paid................    (19,065)   (13,035)   (19,595)        --          --          --
                               ---------   --------   --------   --------    --------    --------
Fair value of plan assets at
  end of year**..............  $ 210,844   $236,956   $246,912   $ 24,406    $ 25,962    $ 25,209
                               =========   ========   ========   ========    ========    ========
Funded Status................  $(100,722)  $(11,421)  $ 22,910   $(19,955)   $(12,427)   $ (7,724)
Contributions made between
  measurement date (September
  30) and end of year........         --         --         --         --          --          --
Unrecognized actuarial (gain)
  or loss....................    117,006     29,580      1,097      5,079      (5,589)    (13,780)
Unrecognized transition
  (asset) or obligation......         --        (85)      (397)    17,392      19,143      20,893
Unrecognized prior service
  cost.......................      2,556        691     (4,072)     1,184       1,354       1,523
                               ---------   --------   --------   --------    --------    --------
Net amount at year-end.......  $  18,840   $ 18,765   $ 19,538   $  3,700    $  2,481    $    912
                               =========   ========   ========   ========    ========    ========
AMOUNTS RECOGNIZED IN THE
  STATEMENT OF CONDITION
  CONSIST OF:
Prepaid benefit cost.........  $      --   $ 18,765   $ 19,538   $  3,700    $  2,481    $    912
Accrued benefit liability....    (25,528)        --         --         --          --          --
Intangible asset.............      2,556         --         --         --          --          --
Accumulated other
  comprehensive income (gross
  of tax)....................     41,812         --         --         --          --          --
                               ---------   --------   --------   --------    --------    --------
Net amount recognized at
  year-end...................  $  18,840   $ 18,765   $ 19,538   $  3,700    $  2,481    $    912
                               =========   ========   ========   ========    ========    ========
Other comprehensive income
  attributable to change in
  additional minimum
  liability (gross of tax)...  $  41,812   $     --   $     --   $     --    $     --    $     --

                                      PENSION BENEFITS            POSTRETIREMENT MEDICAL BENEFITS
                               -------------------------------   ---------------------------------
                                2002***    2001***    2000***     2002***     2001***     2000***
                               ---------   --------   --------   ---------   ---------   ---------
                                                         (IN THOUSANDS)
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost.................  $  10,871   $  8,812   $  9,373   $  1,259    $  1,280    $  1,346
Interest cost................     18,451     16,419     16,643      2,799       2,471       2,453
Expected return on plan
  assets.....................    (21,778)   (20,066)   (19,527)    (2,077)     (2,017)     (1,686)
Amortization of prior service
  cost.......................       (280)      (745)      (743)       169         169         169
Amortization of transition
  (asset) or obligation......        (85)      (313)      (312)     1,751       1,751       1,751
Recognized actuarial (gain)
  or loss....................         --        (75)       (62)      (233)       (548)       (489)
                               ---------   --------   --------   --------    --------    --------
Net periodic benefit cost....  $   7,179   $  4,032   $  5,372   $  3,668    $  3,106    $  3,544
                               =========   ========   ========   ========    ========    ========
Additional (gain) recognized
  due to:
  Curtailment................  $      --   $     --   $ (2,223)  $     --    $     --    $   (524)

---------------

  * Benefit obligation is projected for the Pension Benefits and accumulated for the Postretirement Medical Benefits.

 ** Plan assets consist primarily of participation units in collective trust funds or mutual funds administered by HTSB.

*** Plan assets and obligation measured as of September 30.

                                                                          POSTRETIREMENT
                                                 PENSION BENEFITS        MEDICAL BENEFITS
                                               ---------------------   ---------------------
                                               2002    2001    2000    2002    2001    2000
                                               -----   -----   -----   -----   -----   -----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER
  31
Discount rate*...............................  6.75%   7.50%   7.75%   6.75%   7.50%   7.75%
Expected return on plan assets...............  9.00%   9.00%   9.00%   8.00%   8.00%   8.00%
Rate of compensation increase................  5.50%   5.50%   5.50%   4.00%   4.00%   4.00%

---------------

* Discount rates are used to determine service costs for the subsequent year.

     For measurement purposes, a 10.0 percent annual rate of increase for pre 65 and a 13.0 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits was assumed for 2002. The rate will be graded down to 5.5 percent for pre 65 and 6.5 percent for post 65 in 2011 and 2009, respectively, and remain level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                               1-PERCENTAGE     1-PERCENTAGE
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Effect on total of service and interest cost components.....      $  728          $  (574)
Effect on postretirement benefit obligation.................      $7,361          $(5,888)

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans. The following table sets forth the status of this supplemental plan:

                                                                  SUPPLEMENTAL UNFUNDED
                                                                   RETIREMENT BENEFITS
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 23,750   $ 19,258   $ 13,727
Service cost................................................     2,273      1,320      1,361
Interest cost...............................................     1,398      1,049        819
Plan amendments/merger......................................        --     (3,990)        --
Benefits paid (net of participant contributions)............      (239)      (385)    (1,957)
Actuarial (gain) or loss....................................    (1,638)     6,498      5,308
                                                              --------   --------   --------
Benefit obligation at end of year...........................  $ 25,544   $ 23,750   $ 19,258
                                                              ========   ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $     --   $     --   $     --
Actual return on plan assets................................        --         --         --
Employer contribution.......................................       239        385      1,957
Benefits paid...............................................      (239)      (385)    (1,957)
                                                              --------   --------   --------
Fair value of plan assets at end of year....................  $     --   $     --   $     --
                                                              ========   ========   ========
Funded Status...............................................  $(25,544)  $(23,750)  $(19,258)
Contributions made between measurement date (September 30)
  and end of year...........................................        --         45         45
Unrecognized actuarial (gain) or loss.......................     8,020     10,274      4,259
Unrecognized transition (asset) or obligation...............        12         25        124
Unrecognized prior service cost.............................    (2,880)    (2,711)     1,694
                                                              --------   --------   --------
Prepaid (accrued) benefit cost..............................  $(20,392)  $(16,117)  $(13,136)
                                                              ========   ========   ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $  2,273   $  1,320   $  1,361
Interest cost...............................................     1,398      1,049        819
Expected return on plan assets..............................        --         --         --
Amortization of prior service cost..........................       170        415        500
Amortization of transition (asset) or obligation............        10         99        114
Recognized actuarial (gain) or loss.........................       664        208         --
                                                              --------   --------   --------
Net periodic benefit cost...................................  $  4,515   $  3,091   $  2,794
                                                              ========   ========   ========
Additional (gain) or loss recognized due to:
     Settlement.............................................  $     --   $     --   $     92
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................      5.50%      6.00%      6.00%
Rate of compensation increase...............................      5.70%      5.70%      5.70%
Expected return on plan assets..............................      9.00%      9.00%      9.00%

     The Bank has a defined contribution plan that is available to virtually all employees. Effective January 1, 2002, the Bank amended the plan to enhance the 401(k) matching contribution and discontinue the profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions.

The profit sharing contribution was based on the annual financial performance of the Bank relative to predefined targets. The Bank's total expense for this plan was $9.3 million, $7.8 million and $9.7 million in 2002, 2001 and 2000, respectively.

14. STOCK OPTIONS

     The Bank has two primary stock-based compensation plans, an options program and a performance incentive plan. A stock appreciation rights plan was fully paid out early in 2000. The option plans are accounted for under the fair value based method of accounting and they are described below.

  Harris Bankcorp Stock Option Program

     The Harris Bankcorp Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

     The Bank has two types of option plans. The Fixed Stock Option Plan consists of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the BMO shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days, after the vesting date. The stock options are exercisable for BMO common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $5.6 million, $4.5 million and $2.9 million in 2002, 2001 and 2000, respectively.

     The following table summarizes the stock option activity for 2002, 2001 and 2000 and provides details of stock options outstanding at December 31, 2002:

                                       2002                          2001                         2000
                            ---------------------------   --------------------------   --------------------------
                                            WEIGHTED                     WEIGHTED                     WEIGHTED
                                            AVERAGE                      AVERAGE                      AVERAGE
OPTIONS                       SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
-------                     ----------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning
  of year.................   3,609,059       $34.30       2,702,246       $39.22       2,469,800       $34.50
Granted...................     425,300        26.18       1,160,300        22.70         665,165        50.36
Exercised.................     (76,115)       30.44        (133,307)       26.94        (221,876)       23.57
Forfeited, cancelled......          --           --         (90,700)       38.07        (199,950)       35.45
Transferred...............      36,247        13.15         (29,480)       50.36         (10,893)       37.87
Expired...................          --           --              --           --              --           --
                            ----------                    ---------                    ---------
Outstanding at end of
  year....................   3,994,491        33.32       3,609,059        34.30       2,702,246        39.22
                            ==========                    =========                    =========
Options exercisable at
  year-end................   1,552,213       $35.51         810,731       $34.63         337,903       $28.73
Weighted-average fair
  value of options granted
  during the year.........                   $ 5.27                       $ 3.55                       $10.93

                                  OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                  ----------------------------------------------------   ----------------------------------
                                          WEIGHTED
                       NUMBER             AVERAGE          WEIGHTED           NUMBER            WEIGHTED
   RANGE OF          OUTSTANDING         REMAINING         AVERAGE          EXERCISABLE         AVERAGE
EXERCISE PRICES   DECEMBER 31, 2002   CONTRACTUAL LIFE  EXERCISE PRICE   DECEMBER 31, 2002   EXERCISE PRICE
---------------   -----------------   ----------------  --------------   -----------------   --------------
    $22-30            1,923,853       8.36 years            $24.18             596,678           $24.98
     34-42            1,263,927       6.44                   36.98             455,336            34.72
     46-54              806,711       7.23                   49.39             500,299            48.80
                      ---------                                              ---------
     22-54            3,994,491       7.52                   33.32           1,552,313            35.51
                      =========                                              =========

     The fair value of the stock options granted has been estimated using the Rolle-Geske Model with the following assumptions:

                                                                   2002        2001        2000
                                                                  ------      ------      ------
Risk-free interest rate.....................................        4.80%       5.50%       6.10%
Expected life, in years.....................................         7.0         7.0         7.0
Expected volatility.........................................       23.44%      23.29%      22.18%
Compound annual dividend growth.............................        8.39%       9.21%       8.89%
Estimated fair value per option (US $)......................      $ 5.27      $ 3.55      $10.93

Harris Bankcorp Mid-Term Incentive Plan

     The Bank maintains the Mid-Term Incentive Plan which was established in January 2000. The Plan is intended to enhance the Bank's ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve BMO's governing objective of maximizing value for its shareholders.

     Payouts under the plan to participants depend on the achievement of specific performance criteria that are set at the grant date. The right to receive distributions under the plan vest and are paid out after three years based on various factors including the BMO share price. Compensation expense for this plan totaled $10.6 million and $6.8 million in 2002 and 2001, respectively. There was no compensation expense related to this plan in 2000.

Harris Bankcorp Stock Appreciation Rights Plan

     The Harris Bankcorp Stock Appreciation Rights Plan was fully paid between November 23, 1999 and January 22, 2000. All rights were exercised at that time. No compensation expense was recorded was recorded in 2002, 2001 or 2000.

     The following table details the stock appreciation rights outstanding at December 31, 2002, 2001 and 2000.

                                                                2002    2001     2000
                                                                ----    ----    -------
Outstanding beginning of the year...........................     --      --      58,000
Granted.....................................................     --      --          --
Exercised...................................................     --      --     (58,000)
Cancelled...................................................     --      --          --
Transferred.................................................     --      --          --
                                                                ----    ----    -------
Outstanding end of the year.................................     --      --          --
                                                                ====    ====    =======

15. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $15.9 million in 2002, $13.6 million in 2001 and $13.3 million in 2000. These amounts include real estate taxes, maintenance and other rental-related operating costs of $6.6 million, $2.9 million and $3.8 million for 2002, 2001 and 2000, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 2002 for all noncancelable operating leases are as follows:

                                                                (IN THOUSANDS)
2003........................................................       $ 9,064
2004........................................................         8,802
2005........................................................         9,026
2006........................................................         9,220
2007........................................................         8,316
2008 and thereafter.........................................        23,639
                                                                   -------
  Total minimum future rentals..............................       $68,067
                                                                   =======

     Occupancy expenses for 2002, 2001 and 2000 have been reduced by $17 million, $15 million and $13 million, respectively, for rental income from leased premises.

16. INCOME TAXES

     The 2002, 2001 and 2000 applicable income tax expense (benefit) were as follows:

                                                                FEDERAL      STATE      TOTAL
                                                                --------    -------    --------
                                                                        (IN THOUSANDS)
2002: Current...............................................    $ 58,791    $ 2,480    $ 61,271
     Deferred...............................................       5,247        788       6,035
                                                                --------    -------    --------
          Total                                                 $ 64,038    $ 3,268    $ 67,306
                                                                ========    =======    ========
2001: Current...............................................    $ 38,271    $(3,254)   $ 35,017
     Deferred...............................................     (23,860)      (923)    (24,783)
                                                                --------    -------    --------
          Total                                                 $ 14,411    $(4,177)   $ 10,234
                                                                ========    =======    ========
2000: Current...............................................    $ 93,491    $ 1,952    $ 95,443
     Deferred...............................................       1,631        260       1,891
                                                                --------    -------    --------
          Total                                                 $ 95,122    $ 2,212    $ 97,334
                                                                ========    =======    ========

     Tax benefits related to the exercise of stock options of $0.5 million, $2.7 million and zero in 2002, 2001 and 2000, respectively, were recorded directly to stockholder's equity.

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2002, 2001 and 2000:

                                                                          DECEMBER 31
                                                                --------------------------------
                                                                  2002        2001        2000
                                                                --------    --------    --------
                                                                         (IN THOUSANDS)
Deferred tax assets:
     Allowance for possible loan losses.....................    $ 83,194    $ 95,253    $ 49,026
     Deferred expense and prepaid income....................      13,554      13,037      11,640
     Deferred employee compensation.........................      16,605       7,865       4,130
     Pension and medical trust..............................          --          --       2,134
     Other assets...........................................      16,697      11,641       4,370
                                                                --------    --------    --------
          Gross deferred tax assets.........................     130,050     127,796      71,300
                                                                --------    --------    --------
Deferred tax liabilities:
     Depreciable assets.....................................     (43,608)    (31,197)     (1,537)
     Other liabilities......................................     (11,165)    (15,386)    (13,333)
                                                                --------    --------    --------
          Gross deferred tax liabilities....................     (54,773)    (46,583)    (14,870)
                                                                --------    --------    --------
     Deferred tax assets....................................      75,277      81,213      56,430
The tax effect of fair value adjustments on
  available-for-sale securities and minimum pension
  liabilities recorded directly to stockholder's equity.....     (31,507)    (13,258)      7,562
                                                                --------    --------    --------
Net deferred tax assets.....................................    $ 43,770    $ 67,955    $ 63,992
                                                                ========    ========    ========

     At December 31, 2002 and 2001, the respective net deferred tax assets of $75.3 million and $81.2 million included $67.7 million and $72.8 million for Federal taxes and $7.6 million and $8.4 million for state taxes, respectively. Management believes that the realization of the recognized net deferred tax asset is more likely than not based on existing carryback ability and expectations as to future taxable income.

     Total income tax expense of $67.3 million for 2002, $10.2 million for 2001, and $97.3 million for 2000 reflects effective tax rates of 28.2 percent, 11.1 percent, and 30.1 percent, respectively. The reconciliation between actual tax expense and the amount determined by applying the federal statutory rate of 35 percent to income before income taxes were as follows:

                                                               YEARS ENDED DECEMBER 31
                                      --------------------------------------------------------------------------
                                               2002                      2001                      2000
                                      ----------------------    ----------------------    ----------------------
                                                  PERCENT OF                PERCENT OF                PERCENT OF
                                                    PRETAX                    PRETAX                    PRETAX
                                       AMOUNT       INCOME       AMOUNT       INCOME       AMOUNT       INCOME
                                      --------    ----------    --------    ----------    --------    ----------
                                                                    (IN THOUSANDS)
Computed tax expense..............    $ 83,699       35.0%      $ 32,377       35.0%      $113,322       35.0%
Increase (reduction) in income tax
  expense due to:
  Tax-exempt income from loans and
     investments net of municipal
     interest expense
     disallowance.................        (567)      (0.2)          (891)      (1.0)        (1,045)      (0.3)
  Bank-owned insurance............     (17,709)      (7.4)       (16,507)     (17.8)       (15,758)      (4.9)
  Equity ownership in
     securitization trust.........          --         --           (278)      (0.3)        (1,673)      (0.5)
  State income taxes..............       2,124        0.9         (2,715)      (2.9)         1,438        0.4
  Other, net......................        (241)      (0.1)        (1,752)      (1.9)         1,050        0.4
                                      --------       ----       --------      -----       --------       ----
Actual tax expense................    $ 67,306       28.2%      $ 10,234       11.1%      $ 97,334       30.1%
                                      ========       ====       ========      =====       ========       ====

     The tax expense from net gains on security sales amounted to $23.8 million, $13.8 million, and $5.7 million in 2002, 2001, and 2000, respectively.

17. REGULATORY CAPITAL

     The Bank, as a state-member bank, must adhere to the capital adequacy guidelines of the Federal Reserve Board ("the Board"), which are not significantly different than those published by other U.S. banking regulators. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

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

     As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2002 that have changed the capital category of the Bank.

     At December 31, 2002 the Bank had $255 million of minority interest in preferred stock of a subsidiary including $250 million noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7 3/8% per annum. The Bank also had a total of $5 million of preferred stock with cumulative dividends payable at the rate of LIBOR plus 100 basis points adjusted as of the first business day of the calendar quarter which the record date falls. Dividends of $19 million and $18 million were paid on the preferred stock in 2002 and 2001, respectively. All issues of the preferred stock qualify as Tier 1 Capital for the Bank under U.S. banking regulatory guidelines.

     The following table summarizes the Bank's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                                              TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL ADEQUACY      UNDER PROMPT CORRECTIVE
                                                  ACTUAL                  PURPOSES               ACTION PROVISIONS
                                           --------------------    -----------------------    -----------------------
                                            CAPITAL     CAPITAL      CAPITAL       CAPITAL      CAPITAL       CAPITAL
                                             AMOUNT      RATIO        AMOUNT        RATIO        AMOUNT        RATIO
                                           ----------   -------    ------------    -------    ------------    -------
                                                                         (IN THOUSANDS)
As of December 31, 2002:
  Total Capital to Risk-Weighted
    Assets.............................    $1,928,809    12.50%    $ $1,234,438    $ 8.00%    $ $1,543,047    $ 10.00%
  Tier 1 Capital to Risk-Weighted
    Assets.............................    $1,572,465    10.19%    $  $ 617,258    $ 4.00%    $  $ 925,887    $  6.00%
  Tier 1 Capital to Average Assets.....    $1,572,465     8.64%    $  $ 727,993    $ 4.00%    $  $ 909,991    $  5.00%
As of December 31, 2001:
  Total Capital to Risk-Weighted
    Assets.............................    $1,995,799    12.26%    $ $1,302,316    $ 8.00%    $ $1,627,895    $ 10.00%
  Tier 1 Capital to Risk-Weighted
    Assets.............................    $1,596,658     9.80%    $  $ 651,697    $ 4.00%    $  $ 977,546    $  6.00%
  Tier 1 Capital to Average Assets.....    $1,596,658     8.23%    $  $ 776,018    $ 4.00%    $  $ 970,023    $  5.00%

18. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     The Bank's investment in the combined net assets of its wholly-owned subsidiaries was $787 million and $639 million at December 31, 2002 and 2001, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $314 million of dividends at December 31, 2002. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by the Bank amounted to $188 million and $84 million in 2002 and 2001, respectively.

     The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2002 and 2001, daily average reserve balances of $266 million and $255 million, respectively, were required for the Bank. At year-end 2002 and 2001, balances on deposit at the Federal Reserve Bank totaled $211 million and $264 million, respectively.

19. CONTINGENT LIABILITIES

     The Bank and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's financial position or results of operations.

20. OTHER COMPREHENSIVE INCOME

     The following table summarizes the components of other comprehensive income
(loss) shown in stockholder's equity:

                                                                                                  TOTAL
                                                              UNREALIZED         MINIMUM       ACCUMULATED
                                                          GAINS (LOSSES) ON      PENSION          OTHER
                                                          AVAILABLE-FOR-SALE    LIABILITY     COMPREHENSIVE
                                                              SECURITIES        ADJUSTMENT    INCOME (LOSS)
                                                          ------------------    ----------    -------------
                                                                           (IN THOUSANDS)
Balance at December 31, 2000..........................         $(10,661)         $     --       $(10,661)
                                                               ========          ========       ========
Balance at December 31, 2001..........................         $ 20,100          $     --       $ 20,100
                                                               ========          ========       ========
Balance at December 31, 2002..........................         $ 72,959          $(25,194)      $ 47,765
                                                               ========          ========       ========

21. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                             FOREIGN      DOMESTIC      CONSOLIDATED
                                                             --------    -----------    ------------
                                                                         (IN THOUSANDS)
2002
Total operating income...................................    $ 18,305    $ 1,216,787    $ 1,235,092
Total expenses...........................................       2,978        992,974        995,952
                                                             --------    -----------    -----------
Income before taxes......................................      15,327        223,813        239,140
Applicable income taxes..................................       6,092         61,214         67,306
                                                             --------    -----------    -----------
Net income...............................................    $  9,235    $   162,599    $   171,834
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $559,259    $18,467,759    $19,027,018
                                                             ========    ===========    ===========
2001
Total operating income...................................    $ 22,701    $ 1,523,998    $ 1,546,699
Total expenses...........................................       9,302      1,444,891      1,454,193
                                                             --------    -----------    -----------
Income before taxes......................................      13,399         79,107         92,506
Applicable income taxes..................................       5,325          4,909         10,234
                                                             --------    -----------    -----------
Net income...............................................    $  8,074    $    74,198    $    82,272
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $228,741    $19,507,430    $19,736,171
                                                             ========    ===========    ===========
2000
Total operating income...................................    $ 27,994    $ 1,842,324    $ 1,870,318
Total expenses...........................................       9,137      1,537,403      1,546,540
                                                             --------    -----------    -----------
Income before taxes......................................      18,857        304,921        323,778
Applicable income taxes..................................       7,495         89,839         97,334
                                                             --------    -----------    -----------
Net income...............................................    $ 11,362    $   215,082    $   226,444
                                                             ========    ===========    ===========
Identifiable assets at year-end..........................    $223,976    $21,065,639    $21,289,615
                                                             ========    ===========    ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2002, 2001 and 2000, identifiable foreign assets accounted for 3 percent, 1 percent and 1 percent, respectively, of total consolidated assets.

22. BUSINESS COMBINATIONS AND DISPOSITIONS/INTANGIBLES

     At December 31, 2002 and 2001, intangible assets, including goodwill resulting from business combinations, amounted to $187 million and $206 million, respectively. Amortization of these intangibles amounted to $16.0 million in 2002, $23.8 million in 2001, and $22.7 million in 2000. The decrease in the 2002 amortization is primarily due to the Bank's adoption of SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," on October 1, 2002 (See Note 6). The impact of purchase accounting adjustments, other than amortization of intangibles, was not material to the Bank's reported results.

     In March 2000, the Bank sold its corporate trust business. In separate and unrelated transactions, the indenture trust business was sold to a subsidiary of The Bank of New York Company, Inc., and the shareholder services business to Computershare Limited. The combined sales resulted in a pretax gain of $45.6 million.

     On December 1, 2000, the Bank sold its merchant card business to the credit card processing joint venture (Moneris) formed between BMO and Royal Bank of Canada. The sale resulted in a pretax gain to the Bank of $60.2 million, which was eliminated in the consolidation of the Bank's results with BMO.

23. RELATED PARTY TRANSACTIONS

     During 2002, 2001, and 2000, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short-term borrowings; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2002, 2001, and 2000, the Bank received from BMO approximately $20.8 million, $24.9 million and $14.7 million respectively, primarily for trust services, data processing and other operations support provided by the Bank. The Corporation made payments to BMO of approximately $27.3 million, $32.1 million and $17.0 million in 2002, 2001 and 2000, respectively.

     The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in April 2003 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2002, 2001 and 2000 foreign exchange revenues included $7.2 million, $8.8 million and $7.2 million of net profit, respectively, under this agreement.