Form 10-Q
period 2003-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2003-05-15
CIK 1046788

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     The number of shares of Common Stock, $1.00 par value, outstanding on May 14, 2003 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Balance Sheets..............................................      2
             Statements of Operations and Comprehensive Income...........      3
             Statements of Changes in Stockholders' Equity...............      4
             Statements of Cash Flows....................................      5
             Notes to Financial Statements...............................      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............      6

Item 4.      Controls and Procedures.....................................      9

             The above financial statements, financial review and controls and procedures discussion, included in the Corporation's 2003 First Quarter Report, are filed as
             Exhibit A and incorporated herein by reference.

Part II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................     17
             (a) Exhibits
                  99.1 Certification pursuant to 18 U.S.C. Section 1350,
                  As adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

             (b) Reports on Form 8-K
                  None

Signatures...............................................................     17

             Certification's pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002..................................     18

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                  2003           2002          2002
                                                                ---------    ------------    ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........    $    246       $    728      $    217
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................      22,000         20,000        14,000
Notes receivable from Harris Trust and Savings Bank.........      27,230         31,078        48,372
Securities available-for-sale:
  Mortgage-backed...........................................     325,834        365,383       301,978
  U.S. Treasury.............................................     149,991         79,976       119,940
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................         991          2,930         1,695
Other assets................................................       1,587          1,947         1,827
                                                                --------       --------      --------
       TOTAL ASSETS.........................................    $527,879       $502,042      $488,029
                                                                ========       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Broker payable -- unsettled security purchase...............    $ 25,066       $     --      $     --
Accrued expenses............................................          83             96            95
                                                                --------       --------      --------
       TOTAL LIABILITIES....................................      25,149             96            95
                                                                ========       ========      ========
Commitments and contingencies...............................          --             --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................     250,000        250,000       250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................           1              1             1
Additional paid-in capital..................................     240,733        240,733       240,733
Earnings in excess of distributions.........................       3,867            850         1,595
Accumulated other comprehensive income (loss) -- unrealized
  gains/(losses) on available-for-sale securities...........       8,129         10,362        (4,395)
                                                                --------       --------      --------
       TOTAL STOCKHOLDERS' EQUITY...........................     502,730        501,946       487,934
                                                                --------       --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $527,879       $502,042      $488,029
                                                                ========       ========      ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                              STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                        QUARTER ENDED
                                                                          MARCH 31
                                                                  -------------------------
                                                                    2003            2002
                                                                    ----            ----
                                                                       (IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell..............................      $     247       $     320
  Notes receivable from Harris Trust and Savings Bank.......            472             845
  Securities available-for-sale:
     Mortgage-backed........................................          4,526           4,683
     U.S. Treasury..........................................             48              97
                                                                  ---------       ---------
       Total interest income................................          5,293           5,945
NON-INTEREST INCOME:
  Gain on sale of securities................................          2,463              --
                                                                  ---------       ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................             22              41
  Advisory fees paid to Harris Trust and Savings Bank.......             10               8
  General and administrative................................             98              77
                                                                  ---------       ---------
       Total operating expenses.............................            130             126
                                                                  ---------       ---------
Net income..................................................          7,626           5,819
Preferred dividends.........................................          4,609           4,609
                                                                  ---------       ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................      $   3,017       $   1,210
                                                                  =========       =========
Basic and diluted earnings per common share.................      $3,017.00       $1,210.00
                                                                  =========       =========
Net income..................................................      $   7,626       $   5,819
Other comprehensive loss -- unrealized losses on
  available-for-sale securities.............................         (2,233)         (2,518)
                                                                  ---------       ---------
Comprehensive income........................................      $   5,393       $   3,301
                                                                  =========       =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                     QUARTER ENDED
                                                                       MARCH 31
                                                                -----------------------
                                                                  2003           2002
                                                                  ----           ----
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
BALANCE AT JANUARY 1........................................    $501,946       $489,242
  Net income................................................       7,626          5,819
  Other comprehensive loss..................................      (2,233)        (2,518)
  Dividends (preferred stock $0.4609 per share).............      (4,609)        (4,609)
                                                                --------       --------
BALANCE AT MARCH 31.........................................    $502,730       $487,934
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                QUARTER ENDED MARCH 31
                                                                ----------------------
                                                                  2003         2002
                                                                  ----         ----
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................    $   7,626    $   5,819
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (2,463)          --
     Net decrease in other assets...........................          360          118
     Net decrease in accrued expenses.......................          (13)          (5)
                                                                ---------    ---------
       Net cash provided by operating activities............        5,510        5,932
                                                                ---------    ---------
INVESTING ACTIVITIES:
  Net (decrease) increase in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell.................................................       (2,000)       7,000
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................        3,848        7,590
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................        1,939        3,658
  Purchases of securities available-for-sale................     (149,929)    (119,909)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................      144,759      100,049
                                                                ---------    ---------
       Net cash used in investing activities................       (1,383)      (1,612)
                                                                ---------    ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................       (4,609)      (4,609)
                                                                ---------    ---------
  Net decrease in cash on deposit with Harris Trust and
     Savings Bank...........................................         (482)        (289)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          728          506
                                                                ---------    ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................    $     246    $     217
                                                                =========    =========

NON-CASH TRANSACTION:
  Unsettled security purchase...............................    $  25,066    $      --
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

     The accompanying financial statements have been prepared by management from the books and records of the Company, without audit by independent certified public accountants. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company's 2002 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

     The Company's net income for the first quarter of 2003 was $7.6 million. This represented a $1.8 million or 31% increase from first quarter 2002 earnings of $5.8 million. Earnings increased primarily because of a $2.5 million gain on sale of securities in 2003 compared to no gains in 2002, partially offset by a decline in interest income on investments.

                      HARRIS PREFERRED CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     First quarter 2003 interest income on the Notes totaled $472 thousand and yielded 6.4% on $29.7 million of average principal outstanding for the quarter compared to $845 thousand and a 6.4% yield on $52.9 million average principal outstanding for first quarter 2002. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers in the underlying Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for first quarter 2003 and 2002 was $36 million and $65 million, respectively. Interest income on securities available-for-sale for the current quarter was $4.6 million resulting in a yield of 5.0% on an average balance of $368 million, compared to $4.8 million with a yield of 5.7% on an average balance of $335 million for the same period a year ago. The decrease in interest income is primarily attributable to the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have generally been declining.

     There were no Company borrowings during first quarter 2003 or 2002.

     First quarter 2003 operating expenses totaled $130 thousand, an increase of $4 thousand or 3% from the first quarter of 2002. Loan servicing expenses totaled $22 thousand, a decrease of $19 thousand or 46% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the first quarter 2003 were $10 thousand compared to $8 thousand a year earlier. General and administrative expenses totaled $98 thousand, an increase of $21 thousand or 27% over the same period in 2002, as a result of additional corporate governance costs.

     At March 31, 2003 and 2002, there were no Securing Mortgage Loans on nonaccrual status.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $5.5 million provided from operations during the three months ended March 31, 2003 were $3.8 million provided by principal repayments on the Notes and $144.8 million from the maturities and sales of securities available-for-sale. In the prior period ended March 31, 2002, the primary sources of funds other than

                      HARRIS PREFERRED CAPITAL CORPORATION
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

$5.9 million from operations were $7.6 million provided by principal repayments on the Notes and $100.0 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2003 were $149.9 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. For the prior year's quarter ended March 31, 2002, the primary uses of funds were $119.9 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2002.

OTHER MATTERS

     As of March 31, 2003, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                                      MARCH 31      DECEMBER 31     MARCH 31
                                                                        2003           2002           2002
                                                                      --------      -----------     --------
                                                                         (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks..........................    $ 1,244,415    $ 1,057,254    $   747,152
Money market assets:
  Interest-bearing deposits at banks.............................        321,090        417,206        201,989
  Federal funds sold and securities purchased under agreement to
     resell......................................................        467,875        237,950        969,150
Securities available-for-sale (including $4.39 billion, $4.39 billion and $2.61 billion of securities pledged as collateral for repurchase at March 31, 2003, December 31, 2002 and March
  31, 2002, respectively)........................................      6,183,136      5,781,360      5,126,575
Trading account assets...........................................         34,541         42,423         19,461
Loans............................................................      9,767,905      9,607,887      9,783,769
Allowance for possible loan losses...............................       (208,281)      (206,999)      (219,682)
                                                                     -----------    -----------    -----------
  Net loans......................................................      9,559,624      9,400,888      9,564,087
Premises and equipment...........................................        298,711        298,414        288,992
Customers' liability on acceptances..............................         23,125         16,168         22,500
Bank-owned insurance.............................................      1,005,261        994,185        963,288
Loans held for sale..............................................        197,653        149,311        145,311
Goodwill and other valuation intangibles.........................        184,372        187,317        204,601
Other assets.....................................................        523,914        444,542        386,581
                                                                     -----------    -----------    -----------
       TOTAL ASSETS..............................................    $20,043,717    $19,027,018    $18,639,687
                                                                     ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest bearing..............    $ 2,053,114    $ 2,085,400    $ 2,210,963
                             -- interest-bearing.................      8,519,578      7,736,930      7,834,926
Deposits in foreign offices  -- noninterest bearing..............         39,021         31,383         32,719
                             -- interest-bearing.................        906,958      1,184,571        948,075
                                                                     -----------    -----------    -----------
       Total deposits............................................     11,518,671     11,038,284     11,026,683
Federal funds purchased and securities sold under agreement to
  repurchase.....................................................      5,250,145      5,060,784      3,792,338
Short-term borrowings............................................        200,649        300,694        513,805
Short-term notes -- senior.......................................        350,000        200,000        860,000
Acceptances outstanding..........................................         23,125         16,168         22,500
Accrued interest, taxes and other expenses.......................        141,359        153,148        143,172
Other liabilities................................................        495,790        200,286        217,797
Minority interest -- preferred stock of subsidiary...............        250,000        250,000        250,000
Preferred stock issued to Harris Bankcorp, Inc. .................          5,000          5,000          5,000
Long-term notes -- subordinated..................................        225,000        225,000        225,000
                                                                     -----------    -----------    -----------
       TOTAL LIABILITIES.........................................     18,459,739     17,449,364     17,056,295
                                                                     -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares authorized,
  issued and outstanding.........................................        100,000        100,000        100,000
Surplus..........................................................        629,381        626,640        622,293
Retained earnings................................................        816,552        803,249        863,347
Accumulated other comprehensive income (loss)....................         38,045         47,765         (2,248)
                                                                     -----------    -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY................................      1,583,978      1,577,654      1,583,392
                                                                     -----------    -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................    $20,043,717    $19,027,018    $18,639,687
                                                                     ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                      MARCH 31
                                                                --------------------
                                                                  2003        2002
                                                                  ----        ----
                                                                (IN THOUSANDS EXCEPT
                                                                    SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $117,492    $131,020
Money market assets:
  Deposits at banks.........................................         993         181
  Federal funds sold and securities purchased under
    agreement to resell.....................................         695       1,817
Trading account.............................................         453         509
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      42,509      58,321
  State and municipal.......................................           5          14
  Other.....................................................       1,121         549
                                                                --------    --------
       Total interest income................................     163,268     192,411
                                                                --------    --------
INTEREST EXPENSE
Deposits....................................................      30,319      42,861
Short-term borrowings.......................................      14,220      17,649
Senior notes................................................         895       6,077
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,609       4,609
Long-term notes.............................................       2,677       2,852
                                                                --------    --------
       Total interest expense...............................      52,720      74,048
                                                                --------    --------
NET INTEREST INCOME.........................................     110,548     118,363
Provision for loan losses...................................      17,618      28,557
                                                                --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........      92,930      89,806
                                                                --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      19,738      19,591
Money market and bond trading...............................       3,125       1,684
Foreign exchange............................................         976       3,148
Service fees and charges....................................      27,724      30,082
Securities gains............................................       2,463      15,374
Bank-owned insurance........................................      10,796      12,814
Foreign fees................................................       6,218       6,025
Other.......................................................      50,268      41,008
                                                                --------    --------
       Total noninterest income.............................     121,308     129,726
                                                                --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      78,768      76,765
Pension, profit sharing and other employee benefits.........      18,123      15,147
Net occupancy...............................................       9,808       9,343
Equipment...................................................      13,069      13,714
Marketing...................................................       7,215       7,338
Communication and delivery..................................       5,598       5,567
Expert services.............................................       6,214       6,270
Contract programming........................................       6,343       7,025
Other.......................................................      18,913      14,595
                                                                --------    --------
                                                                 164,051     155,764
Goodwill and other valuation intangibles....................       4,150       3,823
                                                                --------    --------
       Total noninterest expenses...........................     168,201     159,587
                                                                --------    --------
Income before income taxes..................................      46,037      59,945
Applicable income taxes.....................................      12,615      16,445
                                                                --------    --------
       NET INCOME...........................................    $ 33,422    $ 43,500
                                                                ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   3.34    $   4.35
                                                                ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                     MARCH 31
                                                                -------------------
                                                                 2003        2002
                                                                 ----        ----
                                                                  (IN THOUSANDS)
NET INCOME..................................................    $33,422    $ 43,500
OTHER COMPREHENSIVE INCOME:
  Unrealized losses on available-for-sale securities:
     Unrealized holding losses arising during the period,
      net of tax benefit of $5,453 in 2003 and $8,761 in
      2002..................................................     (8,216)    (12,954)
     Less reclassification adjustment for realized gains
      included in income statement, net of tax expense of
      $958 in 2003 and $5,980 in 2002.......................     (1,505)     (9,394)
                                                                -------    --------
  Other comprehensive loss..................................     (9,721)    (22,348)
                                                                -------    --------
COMPREHENSIVE INCOME........................................    $23,701    $ 21,152
                                                                =======    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2003         2002
                                                                 ----         ----
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $1,577,654   $1,560,677
  Net income................................................      33,422       43,500
  Contributions to capital..................................       2,741        1,707
  Dividends -- preferred stock..............................        (119)        (143)
  Dividends -- common stock.................................     (20,000)          --
  Other comprehensive loss..................................      (9,720)     (22,349)
                                                              ----------   ----------
BALANCE AT MARCH 31.........................................  $1,583,978   $1,583,392
                                                              ==========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      QUARTER ENDED
                                                                         MARCH 31
                                                                --------------------------
                                                                   2003           2002
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................    $    33,422    $    43,500
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         17,617         28,557
  Depreciation and amortization, including intangibles......         16,477         14,485
  Deferred tax benefit......................................         (1,411)          (500)
  Gain on sales of securities...............................         (2,463)       (15,374)
  Increase in bank-owned insurance..........................        (11,076)       (12,104)
  Trading account net cash sales............................         38,689         71,101
  Net (increase) decrease in interest receivable............         (1,057)         5,107
  Net increase in interest payable..........................          4,722          6,397
  Net increase in loans held for sale.......................        (48,342)       (23,723)
  Other, net................................................         10,979         (6,778)
                                                                -----------    -----------
     Net cash provided by operating activities..............         57,557        110,668
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
     banks..................................................         96,116         (6,266)
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................       (229,925)      (389,400)
  Proceeds from sales of securities available-for-sale......         44,761        339,285
  Proceeds from maturities of securities
     available-for-sale.....................................      1,180,838      1,355,439
  Purchases of securities available-for-sale................     (1,466,830)    (1,020,785)
  Net (increase) decrease in loans..........................       (182,435)       152,455
  Purchases of premises and equipment.......................        (12,624)       (12,105)
                                                                -----------    -----------
     Net cash (used) provided by investing activities.......       (570,099)       418,623
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................        480,387       (164,177)
  Net increase (decrease) in Federal funds purchased and
     securities sold under agreement to repurchase..........        189,361       (631,013)
  Net decrease in other short-term borrowings...............       (100,045)      (190,894)
  Proceeds from issuance of senior notes....................        750,000             --
  Repayment of senior notes.................................       (600,000)            --
  Cash dividends paid on common stock.......................        (20,000)            --
                                                                -----------    -----------
     Net cash provided (used) by financing activities.......        699,703       (986,084)
                                                                -----------    -----------
     NET INCREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................        187,161       (456,793)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,057,254      1,203,945
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31....    $ 1,244,415    $   747,152
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments (net of amounts capitalized) for the three months ended March 31 totaled $48.0 million and $67.7 million in 2003 and 2002, respectively. Cash income tax payments totaled $0.1 million in both the three months ended March 31, 2003 and 2002.

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

     The Bank adopted SFAS No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," on October 1, 2002. Under this standard, most acquisitions of financial institutions are removed from the scope of SFAS No. 72 and Interpretation No. 9 and are accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142. As such, unidentifiable intangible assets recognized and amortized in accordance with SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," represent goodwill that will be accounted for under SFAS No. 142. At adoption date, the Bank had an unidentifiable intangible asset that, in accordance with SFAS No. 72, was excluded from the scope of SFAS No. 142 and continued to be amortized through third quarter 2002. Upon adoption of the Statement, the unidentifiable intangible asset was reclassified to goodwill and no longer amortized starting in fourth quarter 2002. Under the transitional requirements of the Statement, the first three quarters of 2002 were restated to reflect the reversal of previously amortized goodwill in those quarters. The earnings impact for each of these three quarters was $2.35 million pretax ($1.4 million after tax).

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     The Bank's goodwill was subject to the annual impairment test in the fourth quarter of 2002. The fair value of the reporting unit was estimated using a valuation technique based on multiples of book value. The test did not identify potential impairment and no impairment loss was recognized in 2002.

     The carrying value of the Bank's goodwill as of March 31, 2003 was $89.3 million.

     As of March 31, 2003, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets were $205.1 million and $110.0 million, respectively.

     Total amortization expense for the Bank's intangible assets was $4.1 million for the quarter ended March 31, 2003.

     Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $16.4 million, $16.5 million,
$16.7 million, $16.9 million and $17.1 million, respectively.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

FIRST QUARTER 2003 COMPARED WITH FIRST QUARTER 2002

SUMMARY

     The Bank had first quarter 2003 net income of $33.4 million, a decrease of $10.1 million or 23 percent from first quarter 2002.

     Cash ROE was 10.69 percent in the current quarter and 13.30 percent in first quarter 2002. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity, cash ROE was 11.03 percent for the current year's first quarter, compared to 13.57 percent a year ago. The income from continued strong growth in consumer, mortgage, and small business loans and retail deposits and from a reduced loan loss provision was more than offset by lower net interest income and noninterest income, primarily gains from sales of securities.

     First quarter net interest income on a fully taxable equivalent basis was $113.6 million, down $7.3 million or 6 percent from $120.9 million in 2002's first quarter. Average earning assets decreased 1 percent to $15.85 billion from $15.97 billion in 2002. Average loans decreased $383 million which was offset by an increase in the investment portfolio of $280 million. Net interest margin decreased to 2.90 percent from 3.06 percent in the same quarter last year.

     The first quarter 2003 provision for loan losses of $17.6 million was down from $28.6 million in the first quarter of 2002. Net charge-offs were $16.3 million compared to $36.2 million in the prior year's quarter. Most of the increase resulted from lower commercial loan write offs.

     First quarter 2003 noninterest income of $87.2 million decreased $15.1 million from the same quarter last year. Most of the decline was the result of a $12.9 million reduction in net gains from securities sales compared to a year ago quarter. Bond trading profits and syndication fees increased from first quarter 2002.

     First quarter 2003 noninterest expenses of $134.1 million decreased $2.0 million or 1 percent from the year-ago quarter.

     Nonperforming assets at March 31, 2003 were $175 million or 1.79 percent of total loans, compared to $172 million or 1.79 percent at December 31, 2002, and $206 million or 2.10 percent a year ago. At March 31, 2003, the allowance for possible loan losses was $208 million, equal to 2.13 percent of loans outstanding, compared to $220 million or 2.25 percent at the end of first quarter 2002. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 107 percent at March 31, 2002 compared to 119 percent at March 31, 2003.

     At March 31, 2003, Tier 1 capital of the Bank amounted to $1.59 billion, down from $1.65 billion one year earlier. The regulatory leverage capital ratio was 8.70 percent for the first quarter of 2003 compared to 8.91 percent in the same quarter of 2002. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 2003 Tier 1 and total risk-based capital ratios were 9.92 percent and 12.12 percent compared to respective ratios of
10.40 percent and 12.83 percent at March 31, 2002.

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

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (a) EXHIBITS

            99.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        (b) Reports on Form 8-K: None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2003.

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

                                          /s/ PAMELA C. PIAROWSKI
                                          --------------------------------------
                                          Pamela C. Piarowski
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, Paul R. Skubic, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Harris Preferred Capital Corporation;

     2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

Date: 5/14/03

A signed original of this written statement required by Section 906 has been provided to Harris Preferred Capital Corporation and will be retained by Harris Preferred Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                 CERTIFICATIONS

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

                                          /s/ PAMELA C. PIAROWSKI
                                          --------------------------------------
                                          Pamela C. Piarowski
                                          Chief Financial Officer

Date: 5/14/03

A signed original of this written statement required by Section 906 has been provided to Harris Preferred Capital Corporation and will be retained by Harris Preferred Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.