Form 10-Q
period 2003-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2003-08-13
CIK 1046788

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     The number of shares of Common Stock, $1.00 par value, outstanding on August 12, 2003 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Balance Sheets..............................................      2
             Statements of Operations and Comprehensive Income...........      3
             Statements of Changes in Stockholders' Equity...............      4
             Statements of Cash Flows....................................      5
             Notes to Financial Statements...............................      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............      6

Item 4.      Controls and Procedures.....................................     19

Part II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................     19
             (a) Exhibits
                  31.1 Certification of Pamela C. Piarowski pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certification of Paul R. Skubic pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

             (b) Reports on Form 8-K
                  None

Signatures...............................................................     19

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                                JUNE 30,    DECEMBER 31,    JUNE 30,
                                                                  2003          2002          2002
                                                                --------    ------------    --------
                                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........    $    312      $    728      $    314
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................      17,500        20,000        15,000
Notes receivable from Harris Trust and Savings Bank.........      22,933        31,078        41,375
Securities available-for-sale:
  Mortgage-backed...........................................     343,900       365,383       198,125
  U.S. Treasury.............................................     114,995        79,976       174,947
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................       1,534         2,930         2,243
Broker receivable -- due from securities sales..............          --            --        63,624
Other assets................................................       1,832         1,947         1,229
                                                                --------      --------      --------
       TOTAL ASSETS.........................................    $503,006      $502,042      $496,857
                                                                ========      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................    $     82      $     96      $     44
                                                                --------      --------      --------
Commitments and contingencies...............................          --            --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................     250,000       250,000       250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................           1             1             1
Additional paid-in capital..................................     240,733       240,733       240,733
Earnings in excess of distributions.........................       3,938           850         4,266
Accumulated other comprehensive income -- unrealized gains
  on available-for-sale securities..........................       8,252        10,362         1,813
                                                                --------      --------      --------
       TOTAL STOCKHOLDERS' EQUITY...........................     502,924       501,946       496,813
                                                                --------      --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........    $503,006      $502,042      $496,857
                                                                ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                     QUARTER ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                     ---------------------       ------------------------
                                                      2003         2002            2003           2002
                                                      ----         ----            ----           ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to resell....      $  296      $     638       $     543      $     959
  Notes receivable from Harris Trust and
     Savings Bank..............................         413            740             885          1,585
  Securities available-for-sale:
     Mortgage-backed...........................       4,050          3,235           8,576          7,917
     U.S. Treasury.............................          20             73              68            170
                                                     ------      ---------       ---------      ---------
       Total interest income...................       4,779          4,686          10,072         10,631
NON-INTEREST INCOME:
  Gain on sale of securities...................          --          2,695           2,463          2,695
                                                     ------      ---------       ---------      ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and
     Savings Bank..............................          19             34              41             75
  Advisory fees paid to Harris Trust and
     Savings Bank..............................          10             19              20             27
  General and administrative...................          70             48             168            125
                                                     ------      ---------       ---------      ---------
       Total operating expenses................          99            101             229            227
                                                     ------      ---------       ---------      ---------
Net income.....................................       4,680          7,280          12,306         13,099
Preferred dividends............................       4,609          4,609           9,218          9,218
                                                     ------      ---------       ---------      ---------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER.....      $   71      $   2,671       $   3,088      $   3,881
                                                     ======      =========       =========      =========
Basic and diluted earnings per common share....      $71.00      $2,671.00       $3,088.00      $3,881.00
                                                     ======      =========       =========      =========
Net income.....................................      $4,680      $   7,280       $  12,306      $  13,099
Other comprehensive income (loss) -- unrealized
  gains (losses)on available-for-sale
  securities...................................         123          6,208          (2,110)         3,690
                                                     ------      ---------       ---------      ---------
Comprehensive income...........................      $4,803      $  13,488       $  10,196      $  16,789
                                                     ======      =========       =========      =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                      SIX MONTHS
                                                                     ENDED JUNE 30
                                                                -----------------------
                                                                  2003           2002
                                                                  ----           ----
                                                                    (IN THOUSANDS,
                                                                EXCEPT PER SHARE DATA)
BALANCE AT JANUARY 1........................................    $501,946       $489,242
  Net income................................................      12,306         13,099
  Other comprehensive (loss) income.........................      (2,110)         3,690
  Dividends (preferred stock $0.4609 per share).............      (9,218)        (9,218)
                                                                --------       --------
BALANCE AT JUNE 30..........................................    $502,924       $496,813
                                                                ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED JUNE 30
                                                                ------------------------
                                                                   2003          2002
                                                                   ----          ----
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income................................................    $  12,306     $  13,099
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (2,463)       (2,695)
     Net decrease in other assets...........................          115           716
     Net decrease in accrued expenses.......................          (14)          (56)
                                                                ---------     ---------
       Net cash provided by operating activities............        9,944        11,064
                                                                ---------     ---------
INVESTING ACTIVITIES:
  Net decrease in securities purchased from Harris Trust and
     Savings Bank under agreement to resell.................        2,500         6,000
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................        8,145        14,587
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................        1,396         3,110
  Purchases of securities available-for-sale................     (340,490)     (371,585)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................      327,307       345,850
                                                                ---------     ---------
       Net cash used in investing activities................       (1,142)       (2,038)
                                                                ---------     ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................       (9,218)       (9,218)
                                                                ---------     ---------
  Net decrease in cash on deposit with Harris Trust and
     Savings Bank...........................................         (416)         (192)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................          728           506
                                                                ---------     ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................    $     312     $     314
                                                                =========     =========

NON-CASH TRANSACTION
  Unsettled security sale...................................    $      --     $  63,624
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

                      HARRIS PREFERRED CAPITAL CORPORATION

RESULTS OF OPERATIONS

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

     The Company's net income for the second quarter of 2003 was $4.7 million. This represented a $2.6 million or 36% decrease from second quarter 2002 earnings of $7.3 million. Earnings decreased primarily because of a $2.7 million gain on sale of securities in second quarter 2002 compared to no gains in the second quarter of 2003.

     Second quarter 2003 interest income on the Notes totaled $413 thousand and yielded 6.4% on $25.8 million of average principal outstanding for the quarter compared to $740 thousand and a 6.4% yield on $46.3 million average principal outstanding for second quarter 2002. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers in the underlying Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for second quarter 2003 and 2002 was $32 million and $57 million, respectively. Interest income on securities available-for-sale for the current quarter was $4.1 million resulting in a yield of 4.6% on an average balance of $354 million, compared to $3.3 million with a yield of 5.4% on an average balance of $245 million for the same period a year ago. The increase in interest income from available for sale securities is primarily attributable to the increase in the investment portfolio and partially offset by the reduction in yield As securities mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have generally been declining.

     There were no Company borrowings during second quarter 2003 or 2002.

     Second quarter 2003 operating expenses totaled $99 thousand, a decrease of $2 thousand or 2% from the second quarter of 2002. Loan servicing expenses totaled $19 thousand, a decrease of $15 thousand or 44% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the second quarter 2003 were $10 thousand compared to $19 thousand a year earlier partially due to increased securities processing costs in the second quarter of 2002. General and administrative expenses totaled $70 thousand, an increase of $22 thousand or 46% over the same period in 2002, as a result of additional corporate governance costs.

     At June 30, 2003 and 2002, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH JUNE 30, 2002

     The Company's net income for the six months ended June 30, 2003 was $12.3 million. This represented a $793 thousand or 6% decrease from 2002 earnings of $13.1 million. Earnings declined primarily because of reduced interest income on earning assets. As assets mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining in the past twelve months.

     Interest income on securities purchased under agreement to resell for the six months ended June 30, 2003 was $543 thousand, a decrease of $416 thousand from the same period in 2002. Interest income on the Notes for the six months ended June 30, 2003 totaled $885 thousand and yielded 6.4% on $28 million of average principal outstanding compared to $1.6 million of income yielding 6.4% on $50 million of average principal outstanding for the same period in 2002. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. There were no Company borrowings during either period. Interest income on securities available-for-sale for the six months ended June 30, 2003 was $8.6 million resulting in a yield of 4.8% on an average balance of $361 million, compared to $8.1 million of income with a yield of 5.6% on an average balance of $290 million a year ago. The increase in interest income from available for sale securities is primarily attributable to the increase in the investment portfolio and partially offset by the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities as a result of market interest rates declining in recent months. Gains from investment

                      HARRIS PREFERRED CAPITAL CORPORATION

securities sales for the six months ended June 30, 2003 were $2.5 million compared to $2.7 million a year ago. The average outstanding balance of the Securing Mortgage Loans was $34 million for the six months ended June 30, 2003 and $61 million for the same period in 2002. There were no Company borrowings during either period.

     Operating expenses for the six months ended June 30, 2003 totaled $229 thousand, an increase of $2 thousand from a year ago. Loan servicing expenses for the six months ended June 30, 2003 totaled $41 thousand, a decrease of $34 thousand or 45% from 2002. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the six months ended June 30, 2003 were $20 thousand compared to $27 thousand a year ago; primarily attributable to increased securities processing costs in 2002. General and administrative expenses totaled $168 thousand, an increase of $43 thousand or 34% over the same period in 2002, as a result of additional corporate governance costs.

     On June 30, 2003, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2003, as declared on June 3, 2003. On June 28, 2002, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2002, as declared on June 4, 2002. On a year-to-date basis, the Company declared and paid $9.2 million of dividends to holders of preferred shares for each of the six-month periods ended June 30, 2003 and 2002.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $9.9 million provided from operations during the six months ended June 30, 2003 were $8.1 million provided by principal repayments on the Notes and $327.3 million from the maturities and sales of securities available-for-sale. In the prior period ended June 30, 2002, the primary sources of funds other than $11.1 million from operations were $14.6 million provided by principal repayments on the Notes and $345.9 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2003 were $340.5 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the prior year's quarter ended June 30, 2002, the primary uses of funds were $371.6 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

                      HARRIS PREFERRED CAPITAL CORPORATION

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2002.

OTHER MATTERS

     As of June 30, 2003, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                                       JUNE 30      DECEMBER 31      JUNE 30
                                                                        2003           2002           2002
                                                                       -------      -----------      -------
                                                                         (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks..........................    $ 1,096,975    $ 1,057,254    $   918,094
Money market assets:
  Interest-bearing deposits at banks.............................        355,839        417,206        405,582
  Federal funds sold and securities purchased under agreement to
     resell......................................................        679,238        237,950        524,650
Trading account assets...........................................         52,948         42,423         35,211
Securities available-for-sale (including $5.20 billion, $4.39 billion, and $2.67 billion of securities pledged as collateral for repurchase agreements at June 30, 2003, December 31, 2002,
  and June 30, 2002 respectively)................................      6,816,419      5,781,360      4,902,417
Loans............................................................      9,802,195      9,607,887      9,482,692
Allowance for possible loan losses...............................       (215,833)      (206,999)      (218,656)
                                                                     -----------    -----------    -----------
  Net loans......................................................      9,586,362      9,400,888      9,264,036
Premises and equipment...........................................        301,098        298,414        287,620
Customers' liability on acceptances..............................         25,326         16,168         16,924
Bank-owned insurance investments.................................      1,014,876        994,185        973,982
Loans held for sale..............................................        239,818        149,311         61,245
Goodwill and other valuation intangibles.........................        181,375        187,317        202,527
Other assets.....................................................        541,644        444,542        590,931
                                                                     -----------    -----------    -----------
       TOTAL ASSETS..............................................    $20,891,918    $19,027,018    $18,183,219
                                                                     ===========    ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing..............    $ 4,128,062    $ 3,414,159    $ 3,002,014
                             -- interest-bearing.................      6,570,548      6,408,171      6,963,096
Deposits in foreign offices  -- noninterest-bearing..............         27,194         31,383         30,480
                             -- interest-bearing.................      1,002,636      1,184,571      1,074,501
                                                                     -----------    -----------    -----------
       Total deposits............................................     11,728,440     11,038,284     11,070,091
Federal funds purchased and securities sold under agreement to
  repurchase.....................................................      5,505,440      5,060,784      3,325,080
Short-term borrowings............................................        301,562        300,694        557,198
Short-term senior notes..........................................        600,000        200,000        650,000
Acceptances outstanding..........................................         25,326         16,168         16,924
Accrued interest, taxes and other expenses.......................        147,286        153,148        150,295
Other liabilities................................................        485,361        200,286        391,080
Minority interest -- preferred stock of subsidiary...............        250,000        250,000        250,000
Preferred stock issued to Harris Bankcorp, Inc. .................          5,000          5,000          5,000
Long-term notes -- subordinated..................................        225,000        225,000        225,000
                                                                     -----------    -----------    -----------
       TOTAL LIABILITIES.........................................     19,273,415     17,449,364     16,640,668
                                                                     -----------    -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000 shares;
  issued and outstanding 10,000,000 shares.......................        100,000        100,000        100,000
Surplus..........................................................        631,274        626,640        623,764
Retained earnings................................................        831,957        803,249        790,865
Accumulated other comprehensive income...........................         55,272         47,765         27,922
                                                                     -----------    -----------    -----------
       TOTAL STOCKHOLDER'S EQUITY................................      1,618,503      1,577,654      1,542,551
                                                                     -----------    -----------    -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................    $20,891,918    $19,027,018    $18,183,219
                                                                     ===========    ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                   QUARTER ENDED             SIX MONTHS
                                                                      JUNE 30              ENDED JUNE 30
                                                                --------------------    --------------------
                                                                  2003        2002        2003        2002
                                                                  ----        ----        ----        ----
                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................    $121,747    $129,210    $239,239    $260,230
Money market assets:
  Deposits at banks.........................................         763         375       1,756         556
  Federal funds sold and securities purchased under
    agreement to resell.....................................       1,000       2,989       1,695       4,807
Trading account.............................................         404         402         857         911
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................      42,966      47,289      85,475     105,611
  State and municipal.......................................           7           5          12          18
  Other.....................................................         348         553       1,469       1,101
                                                                --------    --------    --------    --------
      Total interest income.................................     167,235     180,823     330,503     373,234
                                                                --------    --------    --------    --------
INTEREST EXPENSE
Deposits....................................................      28,527      43,031      58,846      85,892
Short-term borrowings.......................................      15,334      14,112      29,554      31,760
Senior notes................................................       1,703       3,944       2,598      10,022
Minority interest-dividends on preferred stock of
  subsidiary................................................       4,610       4,609       9,219       9,219
Long-term notes.............................................       2,610       2,840       5,287       5,691
                                                                --------    --------    --------    --------
      Total interest expense................................      52,784      68,536     105,504     142,584
                                                                --------    --------    --------    --------
NET INTEREST INCOME.........................................     114,451     112,287     224,999     230,650
Provision for loan losses...................................      30,282      21,761      47,900      50,318
                                                                --------    --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........      84,169      90,526     177,099     180,332
                                                                --------    --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................      20,604      22,773      40,342      42,364
Money market and bond trading...............................       3,635       2,443       6,760       4,127
Foreign exchange............................................       1,250         536       2,226       3,684
Service fees and charges....................................      29,182      30,908      56,906      60,990
Securities gains............................................       5,856      23,337       8,319      38,711
Bank-owned insurance investments............................      10,773      12,468      21,569      25,283
Foreign fees................................................       6,220       5,828      12,438      11,853
Other.......................................................      48,554      34,330      98,822      75,337
                                                                --------    --------    --------    --------
      Total noninterest income..............................     126,074     132,623     247,382     262,349
                                                                --------    --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................      74,294      74,387     153,062     151,152
Pension, profit sharing and other employee benefits.........      18,939      15,438      37,062      30,585
Net occupancy...............................................      10,760      10,240      20,568      19,583
Equipment...................................................      14,123      11,867      27,192      25,580
Marketing...................................................       7,518       7,344      14,733      14,682
Communication and delivery..................................       5,427       5,606      11,025      11,173
Expert services.............................................       7,181       6,978      13,395      13,248
Contract programming........................................       6,423       6,507      12,766      13,531
Other.......................................................      19,900      12,184      38,813      26,782
                                                                --------    --------    --------    --------
                                                                 164,565     150,551     328,616     306,316
Goodwill and other valuation intangibles....................       4,365       3,961       8,515       7,784
                                                                --------    --------    --------    --------
      Total noninterest expenses............................     168,930     154,512     337,131     314,100
                                                                --------    --------    --------    --------
Income before income taxes..................................      41,313      68,637      87,350     128,581
Applicable income taxes.....................................      10,795      20,967      23,410      37,412
                                                                --------    --------    --------    --------
      NET INCOME............................................    $ 30,518    $ 47,670    $ 63,940    $ 91,169
                                                                ========    ========    ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................    $   3.05    $   4.77    $   6.39    $   9.12
                                                                ========    ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                          QUARTER ENDED JUNE 30          JUNE 30
                                                          ---------------------    -------------------
                                                            2003        2002        2003        2002
                                                            ----        ----        ----        ----
                                                                         (IN THOUSANDS)
NET INCOME............................................    $30,518     $ 47,670     $63,940    $ 91,169
OTHER COMPREHENSIVE INCOME:
  Unrealized gains on available-for-sale securities:
     Unrealized holding gains arising during the
       period, net of tax expense for the quarter of
       $13,598 in 2003 and $28,978 in 2002 and net of
       tax expense for the year-to-date period of
       $8,145 in 2003 and $20,218 in 2002.............     20,806       44,428      12,590      31,475
     Less reclassification adjustment for realized
       gains included in income statement, net of tax
       expense for the quarter of $2,278 in 2003 and
       $9,078 in 2002 and net of tax expense for the
       year-to-date period of $3,236 in 2003 and
       $15,058 in 2002................................     (3,578)     (14,259)     (5,083)    (23,653)
                                                          -------     --------     -------    --------
  Other comprehensive income..........................     17,228       30,169       7,507       7,822
                                                          -------     --------     -------    --------
COMPREHENSIVE INCOME..................................    $47,746     $ 77,839     $71,447    $ 98,991
                                                          =======     ========     =======    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2003         2002
                                                                 ----         ----
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $1,577,654   $1,560,677
  Net income................................................      63,940       91,169
  Contributions to capital..................................       4,635        3,178
  Dividends -- preferred stock..............................        (233)        (295)
  Dividends -- common stock.................................     (35,000)    (120,000)
  Other comprehensive income................................       7,507        7,822
                                                              ----------   ----------
BALANCE AT JUNE 30..........................................  $1,618,503   $1,542,551
                                                              ==========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30
                                                                --------------------------
                                                                   2003           2002
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    63,940    $    91,169
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         47,899         50,318
  Depreciation and amortization, including intangibles......         32,727         28,794
  Deferred tax expense......................................          1,128          4,271
  Gain on sales of securities...............................         (8,319)       (38,711)
  Increase in bank-owned insurance..........................        (21,756)       (23,525)
  Trading account net (purchases) sales.....................         (2,883)        55,351
  Net (increase) decrease in interest receivable............           (992)        18,253
  Net increase (decrease) in interest payable...............          3,642         (5,549)
  Net (increase) decrease in loans held for sale............        (90,507)        60,343
  Other, net................................................         29,357        (41,128)
                                                                -----------    -----------
     Net cash provided by operating activities..............         54,236        199,586
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
     banks..................................................         61,367       (209,860)
  Net (increase) decrease in Federal funds sold and
     securities purchased under agreement to resell.........       (441,288)        55,100
  Proceeds from sales of securities available-for-sale......        214,760      2,071,179
  Proceeds from maturities of securities
     available-for-sale.....................................      2,409,116      4,421,885
  Purchases of securities available-for-sale................     (3,489,126)    (5,521,560)
  Net (increase) decrease in loans..........................       (244,193)       415,442
  Purchases of premises and equipment.......................        (26,896)       (21,081)
  Other, net................................................          1,065             --
                                                                -----------    -----------
     Net cash (used) provided by investing activities.......     (1,515,195)     1,211,105
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................        690,156       (120,770)
  Net increase (decrease) in Federal funds purchased and
     securities sold under agreement to repurchase..........        444,656     (1,098,271)
  Net increase (decrease) in short-term borrowings..........            868       (147,501)
  Proceeds from issuance of senior notes....................      1,625,000        400,000
  Repayment of senior notes.................................     (1,225,000)      (610,000)
  Cash dividends paid on common stock.......................        (35,000)      (120,000)
                                                                -----------    -----------
     Net cash provided (used) by financing activities.......      1,500,680     (1,696,542)
                                                                -----------    -----------
     NET INCREASE (DECREASE) IN CASH AND DEMAND BALANCES DUE
      FROM BANKS............................................         39,721       (285,851)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,057,254      1,203,945
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30.....    $ 1,096,975    $   918,094
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the six months ended June 30 totaled $101.9 million and $148.1 million in 2003 and 2002, respectively. Cash income tax payments over the same periods totaled $0.6 million and $24.4 million, respectively.

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

     The carrying value of the Bank's goodwill as of June 30, 2003 was $89.3 million.

     As of June 30, 2003, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets were $208.3 million and $116.2 million, respectively.

     Total amortization expense for the Bank's intangible assets was $4.4 million for the quarter ended June 30, 2003.

     Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $17.2 million, $17.4 million,
$17.7 million, $17.9 million and $18.1 million, respectively.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

SECOND QUARTER 2003 COMPARED WITH SECOND QUARTER 2002

SUMMARY

     The Bank had second quarter 2003 net income of $30.5 million, a decrease of $17.2 million or 36 percent from second quarter 2002.

     Cash ROE was 9.36 in the current quarter and 14.87 in the second quarter 2002. Excluding the impact of unrealized gains and losses in the securities portfolio recorded directly to equity, cash ROE was 9.87 percent in the current quarter, compared to 15.02 percent a year ago.

     Second quarter net interest income on a fully taxable equivalent basis was $117.4 million, up $2.8 million or 2 percent from $114.6 million in 2002's second quarter. Average earning assets increased 11 percent to $16.86 billion from $15.18 billion in 2002, primarily due to an increase of $1.64 billion in average securities available for sale. Net interest margin decreased to 2.79 percent in the current quarter from 3.03 percent in the year-ago quarter, reflecting the impact of declining spreads, particularly in the securities portfolio.

     The second quarter provision for loan losses of $30.3 million was up $8.5 million from $21.8 million in the second quarter of 2002. Net charge-offs decreased slightly to $22.7 million from $22.8 million in the prior year.

     Second quarter noninterest income of $93.7 million decreased $14.9 million from the same quarter last year. The decrease was primarily due to a $17.5 million decrease in net gains from sales of investment securities.

     Second quarter 2003 noninterest expenses of $136.6 million increased $6.0 million or 5 percent from the year ago quarter.

     Nonperforming assets at June 30, 2003 were $202 million or 2.06 percent of total loans, up from $175 million or 1.79 percent at March 31, 2003, and $181 million or 1.91 percent a year ago. At June 30, 2003, the allowance for possible loan losses was $216 million, equal to 2.20 percent of loans outstanding, compared to $219 million or 2.31 percent at the end of second quarter 2002. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 121 percent at June 30, 2002 to 107 percent at June 30, 2003.

     At June 30, 2003, Tier 1 capital of the Bank amounted to $1.61 billion, down from $1.58 billion one year earlier. The regulatory leverage capital ratio was 8.35 percent for the second quarter of 2003 compared to 8.99 percent in the same quarter of 2002. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's June 30, 2003 Tier 1 and total risk-based capital ratios were 9.65 percent and 11.80 percent compared to respective ratios of
10.12 percent and 12.55 percent at June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH JUNE 30, 2002

SUMMARY

     The Bank had net income for the six months ended June 30, 2003 of $63.9 million, a decrease of $27.2 million or 30 percent from the same period a year ago.

     Excluding the impact of unrealized gains and losses in the securities portfolio, cash ROE was 10.44 percent, down from 14.30 percent last year.

     Net interest income on a fully taxable equivalent basis was $231.0 million, down $4.5 million or 2 percent from $235.5 million in 2002's year-to-date period. Average earning assets increased 5 percent to $16.36 billion from $15.57 billion in 2002, primarily attributable to a $963 million increase in average securities available for sale. Net interest margin decreased to 2.84 percent from 3.04 percent in 2002, reflecting the impact of declining spreads, particularly in the securities portfolio.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     The year-to-date 2003 provision for loan losses of $47.9 million was down $2.4 million from $50.3 million in 2002. Net charge-offs were $39.1 million, a decrease of $19.9 million from last year, resulting from lower commercial loan write-offs.

     Noninterest income of $180.9 million decreased $30.0 million from the same period last year. This decrease is attributable to lower net gains from securities sales of $30.4 million.

     Noninterest expenses of $270.7 million increased $8.0 million or 3 percent from the year ago period. Income tax expense decreased $14.0 million, reflecting lower pretax income.

ITEM 4. CONTROLS AND PROCEDURES

     We are responsible for establishing and maintaining a set of disclosure controls and procedures ("DCP") that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, we are responsible for establishing and maintaining adequate internal control over our financial reporting ("IC") that is designed to provide reasonable assurances that our records are maintained in reasonable detail to accurately and fairly reflect transactions, our transactions are properly authorized, our assets are safeguarded against unauthorized or improper acquisition, use or disposition, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     There were no changes in our IC during our second quarter of 2003 that materially affected or are reasonably likely to materially affect our IC, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (a) EXHIBITS

            31.1 CERTIFICATION OF PAMELA C. PIAROWSKI PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        (b) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August 2003.

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