Form 10-Q
period 2003-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2003-11-13
CIK 1046788

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
  Yes [ ]     No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on November 13, 2003 was 1,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Balance Sheets..............................................      2
             Statements of Operations and Comprehensive Income...........      3
             Statements of Changes in Stockholders' Equity...............      4
             Statements of Cash Flows....................................      5
             Notes to Financial Statements...............................      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............      6

Item 4.      Controls and Procedures.....................................     19

Part II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................     19
             (a) Exhibits
                  31.1 Certification of Janine Mulhall pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
                  31.2 Certification of Paul R. Skubic pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1 Certification pursuant to 18 U.S.C. Section 1350,
                  as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

             (b) Reports on Form 8-K
                  None

Signatures...............................................................     19

                      HARRIS PREFERRED CAPITAL CORPORATION

                                 BALANCE SHEETS

                                                         SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                             2003            2002           2002
                                                         -------------   ------------   -------------
                                                          (UNAUDITED)     (AUDITED)      (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank.....    $    141        $    728       $    501
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell............................      13,000          20,000         17,500
Notes receivable from Harris Trust and Savings Bank....      18,753          31,078         36,749
Securities available-for-sale:
  Mortgage-backed......................................     289,566         365,383        273,339
  U.S. Treasury........................................     175,000          79,976        219,913
Securing mortgage collections due from Harris Trust and
  Savings Bank.........................................       1,135           2,930          2,270
Other assets...........................................       1,143           1,947          1,189
                                                           --------        --------       --------
     TOTAL ASSETS......................................    $498,738        $502,042       $551,461
                                                           ========        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Broker payable -- due to securities purchase...........    $     --        $     --       $ 50,397
Accrued expenses.......................................          20              96             20
                                                           --------        --------       --------
     TOTAL LIABILITIES.................................          20              96         50,417
Commitments and contingencies..........................          --              --             --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of $25.00
  per share; 20,000,000 shares authorized, 10,000,000
  shares issued and outstanding........................     250,000         250,000        250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding...............................           1               1              1
Additional paid-in capital.............................     240,733         240,733        240,733
Earnings in excess of distributions....................       3,261             850          3,882
Accumulated other comprehensive income -- unrealized
  gains on available-for-sale securities...............       4,723          10,362          6,428
                                                           --------        --------       --------
     TOTAL STOCKHOLDERS' EQUITY........................     498,718         501,946        501,044
                                                           --------        --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $498,738        $502,042       $551,461
                                                           ========        ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       QUARTER ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30           SEPTEMBER 30
                                                    -------------------   ---------------------
                                                      2003       2002       2003        2002
                                                    --------   --------   ---------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to resell.......  $    307   $    676   $     850   $   1,635
  Notes receivable from Harris Trust and Savings
     Bank.........................................       341        641       1,226       2,226
  Securities available-for-sale:
     Mortgage-backed..............................     3,178      3,028      11,754      10,945
     U.S. Treasury................................        30        114          99         284
                                                    --------   --------   ---------   ---------
       Total interest income......................     3,856      4,459      13,929      15,090
NON-INTEREST INCOME:
  Gain (loss) on sale of securities...............       687        (17)      3,149       2,678
                                                    --------   --------   ---------   ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and
     Savings Bank.................................        16         31          57         106
  Advisory fees paid to Harris Trust and Savings
     Bank.........................................        10          8          30          35
  General and administrative......................        54         47         222         172
                                                    --------   --------   ---------   ---------
       Total operating expenses...................        80         86         309         313
                                                    --------   --------   ---------   ---------
Net income........................................     4,463      4,356      16,769      17,455
Preferred dividends...............................     4,609      4,609      13,828      13,828
                                                    --------   --------   ---------   ---------
NET (DEFICIT) INCOME AVAILABLE TO COMMON
  STOCKHOLDER.....................................  $   (146)  $   (253)  $   2,941   $   3,627
                                                    ========   ========   =========   =========
Basic and diluted (losses) earnings per common
  share...........................................  $(146.00)  $(253.00)  $2,941.00   $3,627.00
                                                    ========   ========   =========   =========
Net income........................................  $  4,463   $  4,356   $  16,769   $  17,455
Other comprehensive (loss) income -- unrealized
  gains (losses) on available-for-sale
  securities......................................    (3,529)     4,615      (5,639)      8,305
                                                    --------   --------   ---------   ---------
Comprehensive income..............................  $    934   $  8,971   $  11,130   $  25,760
                                                    ========   ========   =========   =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $501,946     $489,242
  Net income................................................     16,769       17,455
  Other comprehensive (loss) income.........................     (5,639)       8,305
  Dividends -- common stock.................................       (530)        (130)
  Dividends (preferred stock $0.4609 per share).............    (13,828)     (13,828)
                                                               --------     --------
Balance at September 30.....................................   $498,718     $501,044
                                                               ========     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $  16,769   $  17,455
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................     (3,149)     (2,678)
     Net decrease in other assets...........................        804         756
     Net decrease in accrued expenses.......................        (76)        (80)
                                                              ---------   ---------
     Net cash provided by operating activities..............     14,348      15,453
                                                              ---------   ---------
INVESTING ACTIVITIES:
  Net decrease in securities purchased from Harris Trust and
     Savings Bank under agreement to resell.................      7,000       3,500
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................     12,325      19,213
  Decrease in securing mortgage collections due from Harris
     Trust and Savings Bank.................................      1,795       3,083
  Purchases of securities available-for-sale................   (535,416)   (616,678)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................    513,719     589,382
                                                              ---------   ---------
     Net cash used in investing activities..................       (577)     (1,500)
                                                              ---------   ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................    (13,828)    (13,828)
  Cash dividends paid on common stock.......................       (530)       (130)
                                                              ---------   ---------
     Net cash used by financing activities..................    (14,358)    (13,958)
                                                              ---------   ---------
  Net decrease in cash on deposit with Harris Trust and
     Savings Bank...........................................       (587)         (5)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................        728         506
                                                              ---------   ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................  $     141   $     501
                                                              =========   =========
NON CASH TRANSACTION
  Unsettled security purchase...............................  $      --   $  50,397
                                                              =========   =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. Harris Capital Holdings, Inc., a wholly-owned subsidiary of the Bank, owns 100% of the Company's common stock. The Bank is an indirect wholly-owned U.S. subsidiary of Bank of Montreal.

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

RESULTS OF OPERATIONS

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

     The Company's net income for the third quarter of 2003 was $4.5 million. This represented a $107 thousand or 2% increase from third quarter 2002 earnings of $4.4 million. Earnings increased primarily because of a $687 thousand gain on sale of securities in third quarter 2003 compared to a $17 thousand loss in the third quarter of 2002.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Third quarter 2003 interest income on the Notes totaled $341 thousand and yielded 6.4% on $21 million of average principal outstanding for the quarter compared to $641 thousand and a 6.4% yield on $40 million average principal outstanding for third quarter 2002. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the underlying Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for third quarter 2003 and 2002 was $26 million and $49 million, respectively. Interest income on securities available-for-sale for the current quarter was $3.2 million resulting in a yield of 4.1% on an average balance of $316 million, compared to $3.1 million with a yield of 4.6% on an average balance of $276 million for the same period a year ago. The increase in interest income from available-for-sale is primarily attributable to the increase in the investment portfolio and partially offset by the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have generally been declining.

     There were no Company borrowings during third quarter 2003 or 2002.

     Third quarter 2003 operating expenses totaled $80 thousand, a decrease of $6 thousand or 7% from the third quarter of 2002. Loan servicing expenses totaled $16 thousand, a decrease of $15 thousand or 48% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the third quarter 2003 were $10 thousand compared to $8 thousand a year earlier due to increased securities processing costs in the third quarter of 2003. General and administrative expenses totaled $54 thousand, an increase of $7 thousand or 15% over the same period in 2002, as a result of additional corporate governance costs.

     At September 30, 2003 and 2002, there were no Securing Mortgage Loans on nonaccrual status.

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Notes represented by the Securing Mortgage Loans.

     In the current quarter, the Company had a $146,000 loss after dividends on its preferred stock compared to a $253,000 loss in the third quarter of 2002. The Company anticipates that it has sufficient liquidity and earnings capacity to continue preferred dividend payments on an uninterrupted basis.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH SEPTEMBER 30, 2002

     The Company's net income for the nine months ended September 30, 2003 was $16.8 million. This represented a $686 thousand or 4% decrease from 2002 earnings of $17.5 million. Earnings declined primarily because of reduced interest income on earning assets. As assets mature or are sold, proceeds have been invested in lower yielding securities because market interest rates have been declining.

     Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2003 was $850 thousand, a decrease of $785 thousand from the same period in 2002. Interest income on the Notes for the nine months ended September 30, 2003 totaled $1.2 million and yielded 6.4% on $26 million of average principal outstanding compared to $2.2 million of income yielding 6.4% on $46 million of average principal outstanding for the same period in 2002. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the nine months ended September 30, 2003 was $11.9 million resulting in a yield of 4.6% on an average balance of $346 million, compared to $11.2 million of income with a yield of 5.3 on an average balance of $285 million a year ago. The increase in interest income from securities available-for-sale is primarily attributable to the increase in the investment portfolio and partially offset by the reduction in yield. As securities mature or are sold, proceeds have been invested in lower yielding securities as a result of declining market interest rates. Gains from investment securities sales for the nine months ended September 30, 2003 were $3.1 million compared to $2.7 million a year ago. The average outstanding balance of the Securing Mortgage Loans was $31 million for the nine months ended September 30, 2003 and $40 million for the same period in 2002. There were no Company borrowings during either period.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Operating expenses for the nine months ended September 30, 2003 totaled $309 thousand, a decrease of $4 thousand from a year ago. Loan servicing expenses for the nine months ended September 30, 2003 totaled $57 thousand, a decrease of $49 thousand or 46% from 2002. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the nine months ended September 30, 2003 were $30 thousand compared to $35 thousand a year ago; primarily attributable to increased securities processing costs in 2002. General and administrative expenses totaled $222 thousand, an increase of $50 thousand or 29% over the same period in 2002, as a result of additional insurance and corporate governance costs.

     On September 30, 2003, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2003, as declared on September 3, 2003. On September 12, 2003, the Company paid a cash dividend of $530 thousand on the outstanding common shares to the stockholder of record on September 3, 2003, as declared on September 3, 2003. This latter dividend completed the 2002 REIT tax compliance requirements. On September 30, 2002, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2002, as declared on September 6, 2002. On September 12, 2002, the Company paid a cash dividend of $130 thousand on the outstanding common shares to the stockholder of record on September 4, 2002, as declared on September 4, 2002. This latter dividend completed the 2001 REIT tax compliance requirements. On a year-to-date basis, the Company declared and paid $13.8 million of dividends to holders of preferred shares for each of the nine-month periods ended September 30, 2003 and 2002.

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

     As presented in the accompanying Statements of Cash Flows, the primary sources of funds in addition to $14.3 million provided from operations during the nine months ended September 30, 2003 were $12.3 million provided by principal repayments on the Notes and $513.7 million from the maturities and sales of securities available-for-sale. In the prior period ended September 30, 2002, the primary sources of funds other than $15.5 million from operations were $19.2 million provided by principal repayments on the Notes and $589.4 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2003 were $535.4 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid. For the prior year's quarter ended September 30, 2002, the

                      HARRIS PREFERRED CAPITAL CORPORATION

primary uses of funds were $616.7 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2002.

OTHER MATTERS

     As of September 30, 2003, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                   SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                       2003          2002           2002
                                                                   ------------   -----------   ------------
                                                                   (UNAUDITED)     (AUDITED)    (UNAUDITED)
                                                                       (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks..........................  $   931,360    $ 1,057,254   $   998,220
Money market assets:
  Interest-bearing deposits at banks.............................      394,428        417,206       402,794
  Federal funds sold and securities purchased under agreement to
     resell......................................................      724,345        237,950     1,412,150
Trading account assets...........................................       26,066         42,423       100,986
Securities available-for-sale (including $4.17 billion, $4.39 billion, and $4.12 billion of securities pledged as collateral for repurchase agreements at September 30, 2003, December 31,
  2002, and September 30, 2002, respectively)....................    6,673,499      5,781,360     6,133,908
Loans............................................................    9,397,975      9,607,887     9,431,250
Allowance for possible loan losses...............................     (226,940)      (206,999)     (209,146)
                                                                   -----------    -----------   -----------
  Net loans......................................................    9,171,035      9,400,888     9,222,104
Premises and equipment...........................................      303,066        298,414       291,502
Customers' liability on acceptances..............................       32,632         16,168        14,226
Bank-owned insurance investments.................................    1,024,783        994,185       984,635
Loans held for sale..............................................      176,162        149,311       107,088
Goodwill and other valuation intangibles.........................      183,443        187,317       198,904
Other assets.....................................................      530,093        444,542       445,682
                                                                   -----------    -----------   -----------
       TOTAL ASSETS..............................................  $20,170,912    $19,027,018   $20,312,199
                                                                   ===========    ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing..............  $ 4,316,409    $ 3,414,159   $ 3,474,065
                             -- interest-bearing.................    7,492,481      6,408,171     7,704,090
Deposits in foreign offices  -- noninterest-bearing..............       23,729         31,383        34,160
                             -- interest-bearing.................    1,063,120      1,184,571       822,173
                                                                   -----------    -----------   -----------
       Total deposits............................................   12,895,739     11,038,284    12,034,488
Federal funds purchased and securities sold under agreement to
  repurchase.....................................................    4,713,078      5,060,784     4,845,517
Short-term borrowings............................................        1,926        300,694       595,412
Short-term senior notes..........................................           --        200,000       100,000
Acceptances outstanding..........................................       32,632         16,168        14,226
Accrued interest, taxes and other expenses.......................      140,820        153,148       229,771
Other liabilities................................................      312,079        200,286       428,793
Minority interest- preferred stock of subsidiary.................      250,000        250,000       250,000
Preferred stock issued to Harris Bankcorp, Inc...................        5,000          5,000         5,000
Long-term notes -- subordinated..................................      225,000        225,000       225,000
                                                                   -----------    -----------   -----------
       TOTAL LIABILITIES.........................................   18,576,274     17,449,364    18,728,207
                                                                   -----------    -----------   -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 10,000,000 shares;
  issued and outstanding 10,000,000 shares.......................      100,000        100,000       100,000
Surplus..........................................................      633,355        626,640       625,212
Retained earnings................................................      836,481        803,249       790,835
Accumulated other comprehensive income...........................       24,802         47,765        67,945
                                                                   -----------    -----------   -----------
       TOTAL STOCKHOLDER'S EQUITY................................    1,594,638      1,577,654     1,583,992
                                                                   -----------    -----------   -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................  $20,170,912    $19,027,018   $20,312,199
                                                                   ===========    ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 QUARTER ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30          SEPTEMBER 30
                                                              -------------------   -------------------
                                                                2003       2002       2003       2002
                                                              --------   --------   --------   --------
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................  $114,101   $128,809   $353,340   $389,037
Money market assets:
  Deposits at banks.........................................       583        694      2,339      1,251
  Federal funds sold and securities purchased under
    agreement to resell.....................................       891      1,673      2,586      6,479
Trading account.............................................       443        487      1,300      1,399
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................    40,732     45,382    126,207    150,992
  State and municipal.......................................        27          3         39         22
  Other.....................................................       347        554      1,816      1,656
                                                              --------   --------   --------   --------
      Total interest income.................................   157,124    177,602    487,627    550,836
                                                              --------   --------   --------   --------
INTEREST EXPENSE
Deposits....................................................    31,138     41,063     89,984    126,955
Short-term borrowings.......................................    10,746     15,862     40,300     47,622
Senior notes................................................       971      1,528      3,569     11,550
Minority interest-dividends on preferred stock of
  subsidiary................................................     4,609      4,609     13,828     13,828
Long-term notes.............................................     2,585      2,831      7,872      8,522
                                                              --------   --------   --------   --------
      Total interest expense................................    50,049     65,893    155,553    208,477
                                                              --------   --------   --------   --------
NET INTEREST INCOME.........................................   107,075    111,709    332,074    342,359
Provision for loan losses...................................    28,732      8,075     76,632     58,393
                                                              --------   --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........    78,343    103,634    255,442    283,966
                                                              --------   --------   --------   --------
NONINTEREST INCOME
Trust and investment management fees........................    21,729     20,527     62,071     62,891
Money market and bond trading...............................       957      4,133      7,717      8,260
Foreign exchange............................................     1,350        (69)     3,576      3,615
Service fees and charges....................................    27,576     29,213     84,482     90,203
Securities gains............................................     1,224     22,562      9,543     61,273
Bank-owned insurance investments............................    11,659     13,693     33,228     38,976
Foreign fees................................................     6,528      6,307     18,966     18,160
Other.......................................................    56,319     40,721    155,141    116,057
                                                              --------   --------   --------   --------
      Total noninterest income..............................   127,342    137,087    374,724    399,435
                                                              --------   --------   --------   --------
NONINTEREST EXPENSES
Salaries and other compensation.............................    88,764     84,077    241,826    235,229
Pension, profit sharing and other employee benefits.........    21,199     15,413     58,261     45,998
Net occupancy...............................................    11,279     11,477     31,847     31,060
Equipment...................................................    13,948     13,546     41,140     39,127
Marketing...................................................     8,196      7,024     22,929     21,706
Communication and delivery..................................     6,262      5,532     17,287     16,705
Expert services.............................................     6,961      8,495     20,356     21,742
Contract programming........................................     8,761      7,816     21,527     21,347
Other.......................................................    13,150     12,377     51,963     39,158
                                                              --------   --------   --------   --------
                                                               178,520    165,757    507,136    472,072
Amortization of valuation intangibles.......................     4,682      4,049     13,197     11,833
                                                              --------   --------   --------   --------
      Total noninterest expenses............................   183,202    169,806    520,333    483,905
                                                              --------   --------   --------   --------
Income before income taxes..................................    22,483     70,915    109,833    199,496
Applicable income taxes.....................................     2,853     20,803     26,263     58,214
                                                              --------   --------   --------   --------
      NET INCOME............................................  $ 19,630   $ 50,112   $ 83,570   $141,282
                                                              ========   ========   ========   ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................  $   1.96   $   5.01   $   8.36   $  14.13
                                                              ========   ========   ========   ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                             QUARTER ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30           SEPTEMBER 30
                                                          -------------------    -------------------
                                                            2003       2002       2003        2002
                                                            ----       ----       ----        ----
                                                                        (IN THOUSANDS)
NET INCOME............................................    $ 19,630    $50,112    $83,570    $141,282
OTHER COMPREHENSIVE INCOME:
  Unrealized gains on available-for-sale securities:
     Unrealized holding (losses) gains arising during
       the period, net of tax (benefit) expense for
       the quarter of ($19,976) in 2003 and $35,177 in
       2002 and net of tax (benefit) expense for the
       year-to-date period of ($11,831) in 2003 and
       $55,395 in 2002................................     (29,722)    53,809    (17,132)     85,284
     Less reclassification adjustment for realized
       gains included in income statement, net of tax
       expense for the quarter of $476 in 2003 and
       $8,777 in 2002 and net of tax expense for the
       year-to-date period of $3,712 in 2003 and
       $23,835 in 2002................................        (749)   (13,785)    (5,831)    (37,439)
                                                          --------    -------    -------    --------
     Other comprehensive income.......................     (30,471)    40,024    (22,963)     47,845
                                                          --------    -------    -------    --------
COMPREHENSIVE (LOSS) INCOME...........................    $(10,841)   $90,136    $60,607    $189,127
                                                          ========    =======    =======    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2003          2002
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,577,654    $1,560,677
  Net income................................................        83,570       141,282
  Contributions to capital..................................         6,715         4,626
  Dividends -- common stock.................................       (50,000)     (170,000)
  Dividends -- preferred stock..............................          (338)         (438)
  Other comprehensive (loss) income.........................       (22,963)       47,845
                                                                ----------    ----------
BALANCE AT SEPTEMBER 30.....................................    $1,594,638    $1,583,992
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                                --------------------------
                                                                   2003           2002
                                                                   ----           ----
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income..................................................    $    83,570    $   141,282
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................         76,632         58,393
  Depreciation and amortization, including intangibles......         50,123         45,254
  Deferred tax (benefit) expense............................         (2,940)         3,343
  Gain on sales of securities...............................         (9,543)       (61,273)
  Increase in bank-owned insurance..........................        (32,598)       (35,372)
  Trading account net sales (purchases).....................         43,801        (82,870)
  Net (increase) decrease in interest receivable............           (757)        15,119
  Net increase (decrease) in interest payable...............          3,462         (1,377)
  Net (increase) decrease in loans held for sale............        (26,851)        14,500
  Other, net................................................         40,079         83,089
                                                                -----------    -----------
     Net cash provided by operating activities..............        224,978        180,088
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Net decrease (increase) in interest-bearing deposits at
     banks..................................................         22,778       (207,071)
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................       (486,395)      (832,400)
  Proceeds from sales of securities available-for-sale......        827,198      2,653,662
  Proceeds from maturities of securities
     available-for-sale.....................................      3,756,918      5,901,150
  Purchases of securities available-for-sale................     (5,526,178)    (8,535,186)
  Net decrease in loans.....................................        136,148        444,898
  Purchases of premises and equipment.......................        (41,578)       (37,374)
  Other, net................................................           (744)            --
                                                                -----------    -----------
     Net cash used by investing activities..................     (1,311,853)      (612,321)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................      1,857,455        843,628
  Net (decrease) increase in Federal funds purchased and
     securities sold under agreement to repurchase..........       (347,706)       422,166
  Net decrease in short-term borrowings.....................       (298,768)      (109,287)
  Proceeds from issuance of senior notes....................      2,425,000        400,000
  Repayment of senior notes.................................     (2,625,000)    (1,160,000)
  Cash dividends paid on common stock.......................        (50,000)      (170,000)
                                                                -----------    -----------
     Net cash provided by financing activities..............        960,981        226,507
                                                                -----------    -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (125,894)      (205,726)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      1,057,254      1,203,946
                                                                -----------    -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER
      30....................................................    $   931,360    $   998,220
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the nine months ended September 30 totaled $152.1 million and $209.9 million in 2003 and 2002, respectively. Cash income tax payments over the same periods totaled $7.7 million and $25.3 million, respectively.

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

     The carrying value of the Bank's goodwill as of September 30, 2003 was $89.3 million.

     As of September 30, 2003, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets were $213.7 million and $119.6 million, respectively.

     Total amortization expense for the Bank's intangible assets was $4.7 million for the quarter ended September 30, 2003.

     Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $18.0 million, $18.2 million,
$18.4 million, $18.7 million and $18.9 million, respectively.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

THIRD QUARTER 2003 COMPARED WITH THIRD QUARTER 2002

SUMMARY

     The Bank had third quarter 2003 net income of $19.6 million, a decrease of $30.5 million or 61 percent from third quarter 2002.

     Cash ROE was 6.26 percent in the current quarter and 15.54 percent in the third quarter 2002. Excluding the impact of unrealized gains and losses in the securities portfolio recorded directly to equity, cash ROE was 6.46 percent in the current quarter, compared to 16.06 percent a year ago.

     Third quarter net interest income on a fully taxable equivalent basis was $109.7 million, down $4.8 million or 4 percent from $114.5 million in 2002's third quarter. Average earning assets increased 10 percent to $16.79 billion from $15.28 billion in 2002, primarily due to an increase of $1.21 billion in average securities available for sale. Net interest margin decreased to 2.60 percent in the current quarter from 2.98 percent in the year-ago quarter, reflecting the impact of declining spreads, particularly in the securities portfolio.

     The third quarter provision for loan losses of $28.7 million was up $20.6 million from $8.1 million in the third quarter of 2002. Net charge-offs were $17.6 million in both the current quarter and the third quarter 2002.

     Third quarter noninterest income of $127.3 million decreased $9.7 million from the same quarter last year. The decrease was primarily due to a $21.3 million decrease in net gains from sales of investment securities offset by a $5.2 million increase in gains on sales of mortgage loans and a $3.6 million increase in syndication fees.

     Third quarter 2003 noninterest expenses of $183.2 million increased $13.4 million or 8 percent from the year ago quarter. Employment related expenses accounted for $10.5 million of the increase.

     Nonperforming assets at September 30, 2003 were $182 million or 1.94 percent of total loans, down from $202 million or 2.06 percent at September 30, 2003, and $171 million or 1.82 percent a year ago. At September 30, 2003, the allowance for possible loan losses was $227 million, equal to 2.41 percent of loans outstanding, compared to $209 million or 2.22 percent at the end of third quarter 2002. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 122 percent at September 30, 2002 to 124 percent at September 30, 2003.

     At September 30, 2003, Tier 1 capital of the Bank amounted to $1.62 billion, up from $1.58 billion one year earlier. The regulatory leverage capital ratio was 8.42 percent for the third quarter of 2003 compared to 8.98 percent in the same quarter of 2002. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's September 30, 2003 Tier 1 and total risk-based capital ratios were 10.09 percent and 12.28 percent compared to respective ratios of 10.06 percent and 12.49 percent at September 30, 2002.

     The Bank had net income for the nine months ended September 30, 2003 of $83.6 million, a decrease of $57.7 million or 41 percent from the same period a year ago.

     Excluding the impact of unrealized gains and losses in the securities portfolio, cash ROE was 9.07 percent, down from 11.13 percent last year.

     Net interest income on a fully taxable equivalent basis was $340.7 million, down $9.3 million or 3 percent from $350.0 million in 2002's year-to-date period. Average earning assets increased 4 percent to $16.51 billion from $15.47 billion in 2002, primarily attributable to a $1.05 billion increase in average securities available for sale. Net interest margin decreased to 2.76 percent from 3.02 percent in 2002, reflecting the impact of declining spreads, particularly in the securities portfolio.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     The year-to-date 2003 provision for loan losses of $76.6 million was up $18.2 million from $58.4 million in 2002. Net charge-offs were $56.7 million, a decrease of $19.9 million from last year, resulting from lower commercial loan write-offs.

     Noninterest income of $374.7 million decreased $24.7 million from the same period last year. Net gains from securities sales decreased $51.7 million while gains on sales of mortgage loans increased $9.2 million and syndication fees increased $5.7 million.

     Noninterest expenses of $520.3 million increased $36.4 million or 8 percent from the year ago period. Income tax expense decreased $32.0 million, reflecting lower pretax income.

ITEM 4. CONTROLS AND PROCEDURES

     We are responsible for establishing and maintaining a set of disclosure controls and procedures ("DCP") that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In addition, we are responsible for establishing and maintaining adequate internal control over our financial reporting ("IC") that is designed to provide reasonable assurances that our records are maintained in reasonable detail to accurately and fairly reflect transactions, our transactions are properly authorized, our assets are safeguarded against unauthorized or improper acquisition, use or disposition, and our transactions are properly recorded and reported to permit the preparation of our financial statements in conformity with generally accepted accounting principles. As of the end of the third quarter of 2003, we conducted an evaluation of the effectiveness of the design and operations of our DCP pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation our Chairman of the Board and President and Chief Financial Officer concluded that our DCP are effective.

     There were no changes in our IC during our third quarter of 2003 that materially affected or are reasonably likely to materially affect our IC, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. (a) EXHIBITS

            31.1 CERTIFICATION OF JANINE MULHALL PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        (b) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2003.

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

                                          /s/ JANINE MULHALL
                                          --------------------------------------
                                          Janine Mulhall
                                          Chief Financial Officer