Form 10-K
period 2003-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2004-03-24
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                      2003
                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether this registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on March 24, 2004 was 1,000. No common equity is held by non-affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

                                      PART I
Item 1.         Business....................................................     2
Item 2.         Properties..................................................     7
Item 3.         Legal Proceedings...........................................     7
Item 4.         Submission of Matters to a Vote of Security Holders.........     7
                                     PART II
Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................     7
Item 6.         Selected Financial Data.....................................     8
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................     8
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk........................................................    13
Item 8.         Financial Statements and Supplementary Data.................    13
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................    13
Item 9A.        Controls and Procedures.....................................    13
                                     PART III
Item 10.        Directors and Executive Officers of the Registrant..........    13
Item 11.        Executive Compensation......................................    15
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management..................................................    15
Item 13.        Certain Relationships and Related Transactions..............    16
Item 14.        Principal Accountant Fees and Services......................    16
                                     PART IV
Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.........................................................    18
Signatures..................................................................    19
Exhibit 14      Code of Ethics for Principal Executive and Financial
                Officers
Exhibit 21      Subsidiaries
Exhibit 24      Power of Attorney
Exhibit 31.1    Certification of Janine Mulhall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2    Certification of Paul R. Skubic pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ITEM 1. BUSINESS

General

     Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax if it distributes 90% of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

     On February 11, 1998, the Company, through a public offering (the "Offering"), issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". Holders of Preferred Shares are entitled to receive, if declared by the Company's Board of Directors, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.8438 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time, at the principal amount thereof, plus the quarterly accrued and unpaid dividends, if any, thereon. The Company may not redeem the Preferred Shares without prior approval from the Board of Governors of the Federal Reserve System or the appropriate successor federal regulatory agency.

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

     The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2003 and 2002 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

     The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company's current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company's Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2003 and 2002 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

     The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2003, the Company held $11.5 million of short-term money market assets and $230 million of U.S. Treasury securities. At December 31, 2002, the Company held $20 million of short-term money market assets and $80 million of U.S. Treasury securities.

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

     The Advisory Agreement in effect in 2003 and 2002 entitled the Bank to receive advisory fees of $56,000 and $43,000, respectively. In 2004, advisory fees of $115,000 have been approved.

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

Employees

     As of December 31, 2003, the Company had no paid employees. All officers of the Company were employed by the Bank.

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

Qualification as a REIT

     The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% (95% for years prior to January 1, 2001) of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2003 as well as 2002, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Cash distributions in the amount of $1.8438 per Preferred Share were paid in 2003 and 2002. A cash dividend on common stock of $2 million was declared on December 2, 2003 to the stockholder of record on December 15, 2003 and paid on December 31, 2003. A cash dividend on common stock of $3.090 million was declared on December 4, 2002 to the stockholder of record on December 15, 2002 and paid on December 27, 2002. In addition, on September 12, 2003 and 2002, the Company paid a cash dividend of $530 thousand and $130 thousand, respectively, on the outstanding common shares to the stockholder of record on September 3, 2003 and September 4, 2002, respectively. These dividends completed the 2002 and 2001 REIT tax compliance requirements.

ITEM 2. PROPERTIES

     None as of December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation nor, to the Company's knowledge is any material litigation currently threatened against the Company other than routine litigation arising in the ordinary course of business. See Note 8 to Financial Statements on page 30.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. On December 2, 2003, the Company declared $2 million in cash dividends on common stock, which were paid in December 2003. On December 4, 2002, the Company declared $3.090 million in cash dividends on common stock, which were paid in December 2002. In addition, on September 12, 2003 and 2002, the Company paid a cash dividend of $530 thousand and $130 thousand, respectively, on the outstanding common shares to the stockholder of record on September 3, 2003, and September 4, 2002, respectively. These dividends completed the 2002 and 2001 REIT tax compliance requirements regarding income distributions.

     The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". During 2003 and 2002, the Company declared and paid cash dividends to preferred stockholders of approximately $18.4 million in each year. Although the Company declared cash dividends on the Preferred Shares for 2003 and 2002, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company's financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

                                                        FOR THE YEARS ENDED DECEMBER 31
                                              ----------------------------------------------------
                                                2003       2002       2001       2000       1999
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Interest income.............................  $ 17,678   $ 19,934   $ 28,715   $ 32,312   $ 31,588
Noninterest income..........................     4,158      2,677      4,796        257         --
Operating expenses:
  Loan servicing fee........................        70        131        243        373        511
  Advisory fees.............................        56         43         35         57         50
  General and administrative................       362        314        300        290        300
                                              --------   --------   --------   --------   --------
     Total operating expenses...............       488        488        578        720        861
                                              --------   --------   --------   --------   --------
Net income..................................    21,348     22,123     32,933     31,849     30,727
Preferred stock dividends...................    18,438     18,438     18,438     18,438     18,438
                                              --------   --------   --------   --------   --------
Net income available to common
  stockholder...............................  $  2,910   $  3,685   $ 14,495   $ 13,411   $ 12,289
                                              ========   ========   ========   ========   ========
Basic and diluted net income per common
  share.....................................  $  2,910   $  3,685   $ 14,495   $ 13,411   $ 12,289
                                              ========   ========   ========   ========   ========
Distributions per preferred share...........  $ 1.8438   $ 1.8438   $ 1.8438   $ 1.8438   $ 1.8438
                                              ========   ========   ========   ========   ========
Balance Sheet Data (end of period):
     Total assets...........................  $494,318   $502,042   $489,342   $489,939   $473,988
                                              ========   ========   ========   ========   ========
     Total liabilities......................  $     84   $     96   $    100   $    115   $     97
                                              ========   ========   ========   ========   ========
     Total stockholders' equity.............  $494,234   $501,946   $489,242   $489,824   $473,891
                                              ========   ========   ========   ========   ========
Cash Flows Data:
Operating activities........................  $ 18,046   $ 19,440   $ 28,736   $ 31,638   $ 30,821
                                              ========   ========   ========   ========   ========
Investing activities........................  $  3,120   $  2,440   $  4,035   $   (419)  $ 10,290
                                              ========   ========   ========   ========   ========
Financing activities........................  $(20,968)  $(21,658)  $(33,084)  $(31,662)  $(40,470)
                                              ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

SUMMARY

YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

     The Company's net income for 2003 was $21.3 million. This represented a 3.5% decrease from 2002 net income of $22.1 million. Earnings decreased primarily because of reduced interest income on earning assets, partially offset by increased gains on securities sales from $2.7 million in 2002 to $4.2 million in 2003.

     Interest income on the Notes for 2003 totaled $1.5 million and yielded 6.4% on $24 million of average principal outstanding compared to $2.8 million and a 6.4% yield on $43 million average principal outstanding for 2002. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $29 million for 2003 and $53 million for 2002. Interest income on securities available-for-sale for 2003 was $14.9 million, resulting in a yield of 4.6% on an average balance of $326 million compared to interest income of $15.1 million with a yield of 4.9% on an average balance of $309 million for 2002. The decrease in interest income on securities available-for-sale was primarily attributable to a reduction in yield, partially offset by growth in the investment portfolio. As securities matured or were sold, proceeds were invested in lower yielding securities as market interest rates declined. Gains from investment securities sales were $4.2 million in 2003 and $2.7 million in 2002. There were no Company borrowings during either year.

     Operating expenses for both of the years ended December 31, 2003 and 2002 totaled $488 thousand. Loan servicing expenses for 2003 totaled $70 thousand, a decrease of $61 thousand or 47% from 2002. This decrease was attributed to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2003 were $56 thousand compared to $43 thousand for the same period a year ago, due to higher internal processing, record-keeping and overhead costs. General and administrative expenses for the same period totaled $362 thousand, an increase of $48 thousand or 15% from 2002, due to increased compliance and governance costs.

     On December 30, 2003, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2003 as declared on December 2, 2003. On December 30, 2002, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2002 as declared on December 4, 2002. On a year-to-date basis, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 2003 and 2002, respectively. A cash dividend on common stock of $2.0 million was declared on December 2, 2003 to the stockholder of record on December 15, 2003 and paid on December 31, 2003. A cash dividend on common stock of $3.090 million was declared on December 4, 2002 to the stockholder of record on December 15, 2002 and paid on December 27, 2002. In addition, on September 12, 2003 and September 12, 2002, the Company paid a cash dividend of $530 thousand and $130 thousand, respectively, on the outstanding common shares to the stockholder of record on September 3, 2003 and September 4, 2002, respectively. These common share dividends completed the Company's 2002 and 2001 REIT tax compliance requirements.

     At December 31, 2003 and 2002, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO DECEMBER 31, 2001

     The Company's net income for 2002 was $22.1 million. This represented a $10.8 million or 33% decrease from 2001 net income of $32.9 million. Earnings decreased primarily because of reduced interest income on earnings assets. In addition, gains on securities sales declined from $4.8 million in 2001 to $2.7 million in 2002.

     Interest income on the Notes for 2002 totaled $2.8 million and yielded 6.4% on $43 million of average principal outstanding compared to interest income of $5.2 million and a 6.4% yield on $81 million average principal outstanding for 2001. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $53 million for 2002 and $99 million for 2001. Interest income on securities available-for-sale for 2002 was $15.1 million, resulting in a yield of 4.9% on an average balance of $309 million compared to $21.9 million with a yield of 6.1% on an average balance of $363 million for 2001. The decrease in interest income on securities available-for-sale was primarily attributable to a reduction in yield. As securities matured or were sold, proceeds have been invested in lower yielding securities as a result of declining interest rates. Gains from investment securities sales were $2.7 million in 2002 and $4.8 million in 2001.

     There were no Company borrowings during either year.

     Operating expenses for the year ended December 31, 2002 totaled $488 thousand; a decrease of $90 thousand from the year ended December 31, 2001. Loan servicing expenses for 2002 totaled $131 thousand, a decrease of $112 thousand or 46% from 2001. This decrease was attributed to the reduction in the principal balance of the Notes because servicing costs vary directly with their balances. Advisory fees for the year ended December 31, 2002 were $43 thousand compared to $35 thousand for the same period a year ago. General and administrative expenses for the same period totaled $314 thousand, an increase of $14 thousand or 5% from 2001, as a result of additional reporting and compliance costs.

     On December 30, 2002, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2002 as declared on December 4, 2002. On December 30, 2001, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2001 as declared on December 4, 2001. On a year-to-date basis, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for both 2002 and 2001. A cash dividend on common stock of $3.090 million was declared on December 4, 2002 to the stockholder of record on December 15, 2002 and paid on December 27, 2002. A cash dividend on common stock of $14.3 million was declared on December 4, 2001 to the stockholder of record on December 15, 2001 and paid on December 31, 2001. In addition, on September 12, 2002 and September 12, 2001, the Company paid a cash dividend of $130 thousand and $346 thousand, respectively, on the outstanding common shares to the stockholder of record on September 4, 2002 and 2001, respectively. These dividends completed the Company's 2001 and 2000 REIT tax compliance requirements.

     At December 31, 2002 and 2001, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

QUARTER ENDED DECEMBER 31, 2003 COMPARED TO QUARTER ENDED DECEMBER 31, 2002

     The Company's net income for the fourth quarter of 2003 was $4.6 million compared to $4.7 million in the fourth quarter of 2002. Earnings decreased primarily because of reduced interest income on earning assets offset by gains on sales of securities.

     Fourth quarter 2003 interest income on the Notes totaled $282 thousand and yielded 6.4% on $18 million of average principal outstanding compared to interest income of $550 thousand and a 6.4% yield on $34 million average principal outstanding for the fourth quarter of 2002. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for the fourth quarter of 2003 and 2002 was $22 million and $42 million, respectively. Interest income on securities available-for-sale for the current quarter was $3.1 million resulting in a yield of 4.6% on an average balance of $265 million, compared to interest income of $3.9 million with a yield of 4.1% on an average balance of $379 million for the same period a year ago. The decrease in interest income is primarily attributable to the reduction in the investment portfolio of mortgage-backed securities, partially offset by the increased investment in U.S. Treasury securities.

     There were no Company borrowings during the fourth quarter of 2003 or 2002.

     Fourth quarter 2003 operating expenses totaled $179 thousand, an increase of $4 thousand from the fourth quarter of 2002. Loan servicing expenses totaled $13 thousand, a decrease of $13 thousand or 50% from the prior year's fourth quarter, attributed to the reduction in the principal balance of the Notes. Advisory fees for the fourth quarter of 2003 were $26 thousand compared to $8 thousand in the prior year's fourth quarter, due to increased costs for processing, recordkeeping and administration. General and administrative expenses totaled $140 thousand in the current quarter, essentially unchanged from fourth quarter 2002.

ALLOWANCE FOR LOAN LOSSES

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

CONCENTRATIONS OF CREDIT RISK

     A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on the states' economies. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $12 million and $2 million, respectively at December 31, 2003 and $21 million and $6 million, respectively, at December 31, 2002.

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

     In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its adjusted REIT ordinary taxable income, as provided for under the Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT ordinary taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis.

     As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $18.0 million provided from operations during 2003 were $14.5 million provided by principal payments received on the Notes and $743.0 million from the maturities and sales of securities available-for-sale. In 2002, the primary sources of funds other than $19.4 million provided from operations were $24.9 million provided by principal payments received on the Notes and $822.3 million from the maturities of securities available-for-sale. The primary uses of funds for 2003 were $765.4 million in purchases of securities available-for-sale and $18.4 and $2.5 million in preferred stock dividends and common stock dividends paid, respectively. In 2002, the primary uses of funds were $848.2 million in purchases of securities available-for-sale and $18.4 and $3.2 million in preferred stock dividends and common stock dividends paid, respectively.

ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," on January 1, 2003. The Statement requires that a liability for costs associated with exit or disposal activities is recognized when the liability is incurred, as defined in Concepts Statement 6. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of the Statement was not material to the Company's financial position or results of operations.

     The Company adopted the disclosure requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), on December 31, 2002. The recognition and measurement provisions of FIN 45 were adopted on January 1, 2003. The adoption of FIN 45 was not material to the Company's financial position or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaces FIN 46, which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. An entity is subject to FIN 46R and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority interest in the expected losses or the expected residual returns or both. The Company does not have an interest in a VIE and is not subject to the provisions of FIN 46R.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement clarifies accounting for derivative instruments, including embedded derivatives, and accounting for hedging activities. The Company adopted the Statement on July 1, 2003. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement applies to issuers of financial instruments and establishes standards for the classification and measurement of freestanding financial instruments having characteristics of both liabilities and equity. The Company adopted the Statement on July 1, 2003. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. The Statement requires additional disclosures, primarily for plan assets and cash flow requirements. The Company adopted the disclosure requirements of SFAS No. 132 on December 31, 2003. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

OTHER MATTERS

     As of December 31, 2003, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 2003, the Company had $17 million invested in Notes, a decrease of $14 million from December 31, 2002. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2003, the Company held $234 million in mortgage-backed securities compared to $365 million at December 31, 2002. At December 31, 2003, the Company held $230 million in U.S. Treasuries compared to $80 million at December 31, 2002. At December 31, 2003, the Company held an investment of $11.5 million in securities purchased from the Bank under agreement to resell compared to $20 million at December 31, 2002. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Consolidated Financial Statements on page 20 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

     On January 27, 2004, the Audit Committee of Harris Preferred Capital Corporation ("HPCC") dismissed PricewaterhouseCoopers LLP ("PwC") as its independent accountants effective upon completion of audit services related to HPCC's December 31, 2003 financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2003, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There was no change in the Company's internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The persons who are directors and executive officers of the Company are as follows:

NAME                                                        AGE       POSITION AND OFFICES HELD
----                                                        ---       -------------------------
Paul R. Skubic..........................................    55     Chairman of the Board, President
Janine Mulhall..........................................    42     Chief Financial Officer
Frank M. Novosel........................................    57     Treasurer, Director
Teresa L. Patton........................................    56     Vice President of Operations
Margaret M. Sulkin......................................    45     Assistant Treasurer
Delbert J. Wacker.......................................    72     Director
David J. Blockowicz.....................................    61     Director
Forrest M. Schneider....................................    56     Director

     The following is a summary of the experience of the executive officers and directors of the Company:

     Mr. Skubic has been Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc., and the Bank since 1990. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a certified public accountant.

     Ms. Mulhall, has been Senior Vice President and Chief Financial Officer of Harris Bankcorp, Inc. since July 2003. From November 1995 to that time she held several positions in the Finance area of Harris Bankcorp's parent company, Bank of Montreal, including most recently Vice President and Chief Accountant. From 1984 to 1995, Ms. Mulhall was with KPMG LLP in Toronto. She is a Canadian Chartered Accountant.

     Mr. Novosel has been a Vice President in the Treasury Group of the Bank since 1995. Previously, he served as Treasurer of Harris Bankcorp, Inc., managing financial planning. Mr. Novosel is a Chartered Financial Analyst and a member of the Investment Analysts' Society of Chicago.

     Ms. Patton has been a Vice President in Residential Mortgages at the Bank for 16 years and is currently the Director of Secondary Marketing. Prior to this position she was the Manager of Sales and Delivery for the Residential Mortgage Division. She currently serves on the Bank's Asset/Liability Committee, and has been employed by the Bank for over 26 years holding positions in Consumer and Commercial Banking.

     Ms. Sulkin has been a Vice President in the Taxation Department of the Bank since 1992. Ms. Sulkin has been employed by the Bank since 1984. Prior to joining the Bank, she was employed by KPMG LLP. She is a certified public accountant.

     Mr. Wacker retired as a partner from Arthur Andersen & Co. in 1987 after 34 years. From July 1988 to November 1990, he was Vice President -- Treasurer, Parkside Medical Services, a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General.

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

AUDIT COMMITTEE

     The Board of Directors of the Company has established an audit committee with an approved Audit Committee Charter, which will review the engagement of independent accountants and review their independence. The audit committee will also review the adequacy of the Company's internal accounting controls. The audit committee is comprised of Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider. The Company's Board of Directors has determined that each member of the audit committee is an audit committee financial expert as defined in rules of the Securities and Exchange Commission. Each audit committee member is independent as defined in rules of the New York Stock Exchange.

COMPENSATION OF DIRECTORS AND OFFICERS

     The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive annual compensation of $10,000 plus a fee of $750 for each attendance (in person or by telephone) at each meeting of the Board of Directors or the Audit Committee.

     The Company has adopted a code of ethics for its senior officers, which is filed as Exhibit 14 hereto.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on a review of reports filed with respect to the year ended December 31, 2003, the Company believes that all ownership reports were filed on a timely basis.

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

(B) SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the ownership of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the only officers or directors who own any such shares.

                                                          NAME OF             AMOUNT OF         PERCENT
TITLE OF CLASS                                       BENEFICIAL OWNER    BENEFICIAL OWNERSHIP   OF CLASS
--------------                                       -----------------   --------------------   --------
Preferred Stock....................................  Paul R. Skubic           300 Shares         .003%
Preferred Stock....................................  Forrest Schneider       2200 Shares         .022%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) TRANSACTIONS WITH MANAGEMENT AND OTHERS

          The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company.

          A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2003, the Company received repayments on the Notes of $15 million compared to 2002 repayments of $25 million. In years ended December 31, 2003, 2002 and 2001, the Bank paid interest on the Notes in the amount of $1.5 million, $2.8 million and $5.2 million, respectively, to the Company.

          The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2003, the Company held $11.5 million of such assets and had earned $1.3 million of interest from the Bank during 2003. At December 31, 2002, the Company held $20 million of such assets and earned $2.1 million of interest for 2002. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

          The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2003, the Bank received payments of $70 thousand and $56 thousand, respectively, compared to $131 thousand and $43 thousand for 2002, under the terms of these agreements.

(B) CERTAIN BUSINESS RELATIONSHIPS

          Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Janine Mulhall, Frank M. Novosel, Teresa L. Patton and Margaret M. Sulkin, are also officers of the Bank.

(C) INDEBTEDNESS OF MANAGEMENT

          None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     For both of the years ended December 31, 2003 and 2002, the Company's principal accountant billed $72 thousand for the audit of the Company's annual financial statements and review of financial statements included in Form 10-Q filings.

AUDIT-RELATED FEES

     There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2003 and 2002.

TAX FEES AND ALL OTHER FEES

     There were no tax fees or other fees billed by the Company's principal accountants other than those disclosed above for years ended December 31, 2003 and 2002.

PRE-APPROVAL POLICIES AND PROCEDURES

     Prior to engaging accountants to perform a particular service, this Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed with Report:

     (1) Financial Statements (See page 20 for a listing of all financial statements included in Item 8)

     (2) Financial Statement Schedules

     All schedules normally required by Form 10-K are omitted since they are either not applicable or because the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

*3(a)(I)     Articles of Incorporation of the Company
*3(a)(ii)    Form of Articles of Amendment and Restatement of the Company
             establishing the Series A Preferred Shares
*3(b)        Bylaws of the Company
*4           Specimen of certificate representing Series A Preferred
             Shares
*10(a)       Form of Servicing Agreement between the Company and the Bank
*10(b)       Form of Advisory Agreement between the Company and the Bank
*10(c)       Form of Bank Loan Agreement between the Company and the Bank
*10(d)       Form of Mortgage Loan Assignment Agreement between the
             Company and the Bank
 14          Code of Ethics for Senior Officers
 21          Subsidiaries
 24          Power of attorney
 31.1        Certification of Janine Mulhall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2        Certification of Paul R. Skubic pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------
* Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

(b) No reports on Form 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March 2004.

                                                 /s/ PAUL R. SKUBIC
                                        ----------------------------------------
                                        Paul R. Skubic
                                        Chairman of the Board and President
                                                 /s/ JANINE MULHALL
                                        ----------------------------------------
                                        Janine Mulhall
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 24th day of March 2004.

David J. Blockowicz                              Forrest M. Schneider
Frank M. Novosel                                 Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact
Supplemental Information

     No proxy statement will be sent to security holders in 2004.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

HARRIS PREFERRED CAPITAL CORPORATION

     Consolidated Financial Statements

     Report of Independent Auditors

     Consolidated Balance Sheets

     Consolidated Statements of Operations and Comprehensive Income

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

HARRIS TRUST AND SAVINGS BANK

     Financial Review

     Consolidated Financial Statements

     Joint Independent Auditors

     Report of Independent Auditors

     Consolidated Statements of Condition

     Consolidated Statements of Income

     Consolidated Statements of Comprehensive Income

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereof.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Harris Preferred Capital Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation (the "Company") and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

February 23, 2004
Chicago, Illinois

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........  $    926    $    728
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................    11,500      20,000
Notes receivable from Harris Trust and Savings Bank.........    16,547      31,078
Securities available-for-sale:
  Mortgage-backed...........................................   233,857     365,383
  U.S. Treasury.............................................   229,995      79,976
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................       414       2,930
Other assets................................................     1,079       1,947
                                                              --------    --------
  TOTAL ASSETS..............................................  $494,318    $502,042
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................  $     84    $     96
                                                              --------    --------
Commitments and contingencies...............................        --          --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000,000 and
  20,000,000 shares authorized, 10,000,000 shares issued and
  outstanding...............................................   250,000     250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................         1           1
Additional paid-in capital..................................   240,733     240,733
Earnings in excess of distributions.........................     1,230         850
Accumulated other comprehensive income -- net unrealized
  gains/(losses) on available-for-sale securities...........     2,270      10,362
                                                              --------    --------
  TOTAL STOCKHOLDERS' EQUITY................................   494,234     501,946
                                                              --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $494,318    $502,042
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31
                                                             ----------------------------------
                                                               2003        2002         2001
                                                             ---------   ---------   ----------
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell.............................  $   1,266   $   2,063   $    1,566
  Notes receivable from Harris Trust and Savings Bank......      1,508       2,776        5,208
  Securities available-for-sale:
     Mortgage-backed.......................................     14,791      14,693       20,828
     U.S. Treasury.........................................        113         402        1,113
                                                             ---------   ---------   ----------
       Total interest income...............................     17,678      19,934       28,715
NON-INTEREST INCOME:
  Gain on sale of securities...............................      4,158       2,677        4,796
                                                             ---------   ---------   ----------
                                                                 4,158       2,677        4,796
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank..................................................         70         131          243
  Advisory fees paid to Harris Trust and Savings Bank......         56          43           35
  General and administrative...............................        362         314          300
                                                             ---------   ---------   ----------
       Total operating expenses............................        488         488          578
                                                             ---------   ---------   ----------
Net income.................................................     21,348      22,123       32,933
                                                             ---------   ---------   ----------
Preferred dividends........................................     18,438      18,438       18,438
                                                             ---------   ---------   ----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER.................  $   2,910   $   3,685   $   14,495
                                                             =========   =========   ==========
Basic and diluted earnings per common share................  $2,910.00   $3,685.00   $14,495.00
                                                             =========   =========   ==========
Net income.................................................  $  21,348   $  22,123   $   32,933
Other comprehensive income/(loss) -- net unrealized
  gains/(losses) on available-for-sale securities..........     (8,092)     12,239         (431)
                                                             ---------   ---------   ----------
Comprehensive income.......................................  $  13,256   $  34,362   $   32,502
                                                             =========   =========   ==========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                   ACCUMULATED
                                                     ADDITIONAL    EARNINGS IN        OTHER           TOTAL
                                PREFERRED   COMMON    PAID-IN       EXCESS OF     COMPREHENSIVE   STOCKHOLDERS'
                                  STOCK     STOCK     CAPITAL     DISTRIBUTIONS   INCOME (LOSS)      EQUITY
                                ---------   ------   ----------   -------------   -------------   -------------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31,
  2000........................  $250,000     $ 1     $ 240,733      $    536         $(1,446)       $489,824
  Net income..................        --      --            --        32,933              --          32,933
  Other comprehensive loss....        --      --            --            --            (431)           (431)
  Dividends declared on common
     stock ($14,646.00 per
     share)...................        --      --            --       (14,646)             --         (14,646)
  Dividends declared on
     preferred stock ($1.8438
     per share)...............        --      --            --       (18,438)             --         (18,438)
                                --------     ---     ---------      --------         -------        --------
BALANCE AT DECEMBER 31,
  2001........................  $250,000     $ 1     $ 240,733      $    385         $(1,877)       $489,242
                                ========     ===     =========      ========         =======        ========
  Net income..................        --      --            --        22,123              --          22,123
  Other comprehensive
     income...................        --      --            --            --          12,239          12,239
  Dividends declared on common
     stock ($3,220.00 per
     share)...................        --      --            --        (3,220)             --          (3,220)
  Dividends declared on
     preferred stock ($1.8438
     per share)...............        --      --            --       (18,438)             --         (18,438)
                                --------     ---     ---------      --------         -------        --------
BALANCE AT DECEMBER 31,
  2002........................  $250,000     $ 1     $ 240,733      $    850         $10,362        $501,946
                                ========     ===     =========      ========         =======        ========
  Net income..................        --      --            --        21,348              --          21,348
  Other comprehensive loss....        --      --            --        (8,092)         (8,092)
  Dividends declared on common
     stock ($2,530.00 per
     share)...................        --      --            --        (2,530)             --          (2,530)
  Dividends declared on
     preferred stock ($1.8438
     per share)...............        --      --            --       (18,438)             --         (18,438)
                                --------     ---     ---------      --------         -------        --------
BALANCE AT DECEMBER 31,
  2003........................  $250,000     $ 1     $ 240,733      $  1,230         $ 2,270        $494,234
                                ========     ===     =========      ========         =======        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..............................................  $  21,348   $  22,123   $  32,933
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Gain on sale of securities.........................     (4,158)     (2,677)     (4,796)
       Net decrease (increase) in other assets............        868          (2)        614
       Net decrease in accrued expenses...................        (12)         (4)        (15)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......     18,046      19,440      28,736
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES:
  Net decrease (increase) in securities purchased from
     Harris Trust and Savings Bank under agreement to
     resell...............................................      8,500       1,000     (18,000)
  Repayments of notes receivable from Harris Trust and
     Savings Bank.........................................     14,531      24,884      46,998
  Decrease (increase) in securing mortgage collections due
     from Harris Trust and Savings Bank...................      2,516       2,423      (2,567)
  Purchases of securities available-for-sale..............   (765,405)   (848,215)   (897,270)
  Proceeds from maturities and sales of securities
     available-for-sale...................................    742,978     822,348     874,874
                                                            ---------   ---------   ---------
          Net cash provided by investing activities.......      3,120       2,440       4,035
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock..................    (18,438)    (18,438)    (18,438)
  Cash dividends paid on common stock.....................     (2,530)     (3,220)    (14,646)
                                                            ---------   ---------   ---------
       Net cash used by financing activities..............    (20,968)    (21,658)    (33,084)
                                                            ---------   ---------   ---------
  Net increase (decrease) in cash on deposit with Harris
     Trust and Savings Bank...............................        198         222        (313)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period..................................        728         506         819
                                                            ---------   ---------   ---------
  Cash on deposit with Harris Trust and Savings Bank at
     end
     of period............................................  $     926   $     728   $     506
                                                            =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds certain assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in Code Sections 856-860. All of the 1,000 shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, is outstanding. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2003 and 2002, no allowance for possible loan losses was recorded under this policy.

INCOME TAXES

     The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax because assets, income distribution and stock ownership tests in Code Sections 856-860 are met. Accordingly, no provision for income taxes is included in the accompanying financial statements.

     The REIT Modernization Act, which took effect on January 1, 2001, modified certain provisions of the Code, with respect to the taxation of REITs. A key provision of this tax law change reduced the required level of distributions by a REIT from 95% to 90% of ordinary taxable income starting in calendar year 2001.

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

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as securities purchased under agreement to resell in the balance sheet. Securities purchased under agreement to resell totaled $11.5 million at December 31, 2003 compared to $20 million at December 31, 2002. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

     The Company's investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect the carrying value of investments in securities available-for-sale currently reported in the balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," on January 1, 2003. The Statement requires that a liability for costs associated with exit or disposal activities is recognized when the liability is incurred, as defined in Concepts Statement 6. It nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of the Statement was not material to the Company's financial position or results of operations.

     The Company adopted the disclosure requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), on December 31, 2002. The recognition and measurement provisions of FIN 45 were adopted on January 1, 2003. The adoption of FIN 45 was not material to the Company's financial position or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaces FIN 46, which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. An entity is subject to FIN 46R and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority interest in the expected losses or the expected residual returns or both. The Company does not have an interest in a VIE and is not subject to the provisions of FIN 46R.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement clarifies accounting for derivative instruments, including embedded derivatives, and accounting for hedging activities. The Company adopted the Statement on July 1, 2003. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement applies to issuers of financial instruments and establishes standards for the classification and measurement of freestanding financial instruments having characteristics of both liabilities and equity. The Company adopted the Statement on July 1, 2003. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. The Statement requires additional disclosures, primarily for plan assets and cash flow requirements. The Company adopted the disclosure requirements of SFAS No. 132 on December 31, 2003. The adoption of the Statement did not have a material effect on the Company's financial position or results of operations.

MANAGEMENT'S ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. NOTES RECEIVABLE FROM THE BANK

     On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Mortgage Loans. During 2003, the Company received repayments on the Notes of $14.5 million compared to 2002 repayment of $25 million. For years ended December 31, 2003, 2002 and 2001, the Bank paid interest on the Notes in the amount of $1.5 million, $2.8 million and $5.2 million, respectively, to the Company.

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

     The balance of Securing Mortgage Loans at December 31, 2003 and 2002 was $21 million and $39 million, respectively. The weighted average interest rate on those loans at December 31, 2003 and 2002 was 5.996% and 6.930%, respectively.

     None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2003 or 2002.

     A majority of the collateral securing the underlying mortgage loans is located in Illinois and Arizona. The financial viability of customers in these states is, in part, dependent on those states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois and Arizona fail to perform according to contract terms and all collateral prove to be worthless, was approximately $12 million and $2 million, respectively, at December 31, 2003 and $21 million and $6 million, respectively, as of December 31, 2002.

4. SECURITIES

                                            DECEMBER 31, 2002                                DECEMBER 31, 2001
                              ----------------------------------------------   ----------------------------------------------
                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                              ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                      (IN THOUSANDS)
AVAILABLE-FOR-SALE
  SECURITIES
Mortgage-backed.............  $231,587      $2,665         395      $233,857   $355,018     $10,365                  $365,383
U.S. Treasury...............  $229,995      $   --                  $229,995   $ 79,979     $    --         $3       $ 79,976
                              --------      ------        ----      --------   --------     -------         --       --------
Total Securities............  $461,582      $2,665        $395      $463,852   $434,997     $10,365         $3       $445,359
                              ========      ======        ====      ========   ========     =======         ==       ========

     Mortgage-backed securities include Government National Mortgage Association ("GNMA") Platinum Certificates. The contractual maturities of the mortgage-backed securities exceed ten years. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The U.S. Treasury Bills held at December 31, 2003 mature within the next month.

5. COMMON AND PREFERRED STOCK

     On February 11, 1998, the Company issued 10,000,000 Preferred Shares, Series A, at a price of $25 per share pursuant to its Registration Statement on Form S-11. Proceeds from this issuance, net of underwriting fees, totaled $242,125,000. The liquidation value of each Preferred Share is $25 plus any authorized, declared and unpaid dividends. The Preferred Shares are redeemable at any time at the option of the Company, in whole or in part, at the liquidation preference thereof, plus the quarterly accrued and unpaid dividends, if any, to the date of redemption. The Company may not redeem the Preferred Shares without prior approval from the Board of Governors of the Federal Reserve System or the appropriate successor federal regulatory agency. Except under certain limited circumstances, as defined, the holders of the Preferred Shares have no voting rights. The Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

     Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends paid to the holders of the Preferred Shares for the years ended December 31, 2003 and 2002 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for December 31, 2003 and 2002 were 92% of ordinary income and 8% of capital gain and 90% of ordinary income and 10% of short term capital gain, respectively.

     On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. A Common Stock dividend of $2,000 per common share was declared on December 2, 2003, to the stockholder of record on December 15, 2003 and paid on December 31, 2003. The allocations of the distribution declared and paid for income tax purposes were 92% of ordinary income and 8% of capital gain. A Common Stock dividend of $3,090 per common share was declared on December 4, 2002, to the stockholder of record on December 15, 2002 and paid on December 27, 2002. The allocations of the distribution declared and paid for income tax purposes were 90% of ordinary income and 10% of capital gain. In addition, on September 12, 2003 and September 12, 2002, the Company paid a cash dividend of $530 thousand and $130 thousand, respectively, on the outstanding common shares to the stockholder of record on September 3, 2003 and September 4, 2002, respectively. These dividends completed the 2002 and 2001 REIT tax compliance requirements.

6. TRANSACTIONS WITH AFFILIATES

     The Company entered into an advisory agreement (the "Advisory Agreement") with the Bank pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to, the acquisition, management, financing, and disposition of the Mortgage Assets held by the Company; and (iii) monitoring the Company's compliance with the requirements necessary to qualify as a REIT.

     The Advisory Agreement in effect in 2003, 2002 and 2001 entitled the Bank to receive advisory fees of $56,000, $43,000, and $35,000, respectively. For 2004, advisory fees of $115,000 have been approved by the Board of Directors.

     The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the "Servicing Agreement"). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2003, 2002 and 2001, the Bank received payments of $70 thousand, $131 thousand and $243 thousand, respectively.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2003, the Company held $11.5 million of such assets and had earned $1.2 million of interest from the Bank during 2003. At December 31, 2002, the Company held $20 million of such assets and earned $2.1 million of interest for 2002. At December 31, 2001, the Company held $21 million of such assets and earned $1.6 million of interest for 2001. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

7. OPERATING SEGMENT

     The Company's operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2003 and 2002, there was no pending litigation against the Company.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial data for the
Company:

                              YEAR ENDED DECEMBER 31, 2003                YEAR ENDED DECEMBER 31, 2002
                        ----------------------------------------   ------------------------------------------
                          FIRST     SECOND     THIRD     FOURTH      FIRST      SECOND      THIRD     FOURTH
                         QUARTER    QUARTER   QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER
                        ---------   -------   --------   -------   ---------   ---------   --------   -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Total interest
  income..............  $   5,293   $4,779    $  3,856   $ 3,750   $   5,945   $   4,686   $  4,459   $4,844
Total noninterest
  income (loss).......      2,463       --         687     1,008          --       2,695        (17)      (1)
Total operating
  expenses............        130       99          80       179         126         101         86      175
                        ---------   ------    --------   -------   ---------   ---------   --------   ------
Net income............      7,626    4,680       4,463     4,569       5,819       7,280      4,356    4,668
Preferred dividends...      4,609    4,609       4,609     4,611       4,609       4,609      4,609    4,611
                        ---------   ------    --------   -------   ---------   ---------   --------   ------
Net income (loss)
  available to common
  stockholder.........      3,017       71        (146)      (32)      1,210       2,671       (253)      57
                        =========   ======    ========   =======   =========   =========   ========   ======
Basic and diluted
  income (loss) per
  common share........  $3,017.00   $71.00    $(146.00)  $(32.00)  $1,210.00   $2,671.00   $(253.00)  $57.00
                        =========   ======    ========   =======   =========   =========   ========   ======

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

                         HARRIS TRUST AND SAVINGS BANK

CERTAIN INFORMATION REGARDING HARRIS TRUST AND SAVINGS BANK

     Harris Trust and Savings Bank ("the Bank") is an Illinois banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc., a multibank holding company incorporated under the laws of the State of Delaware and headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Harris Bankcorp, Inc. is a wholly-owned subsidiary of Harris Financial Corp. ("HFC") (formerly known as Bankmont Financial Corp.). Harris Bankcorp, Inc. also owns 27 other banks, 26 in the counties surrounding Chicago and one with locations in Arizona, Florida and Washington. HFC is a wholly-owned subsidiary of Bank of Montreal. At December 31, 2003, Harris Bankcorp's assets amounted to $30.61 billion, with the Bank representing approximately 65 percent of that total.

     The Bank, an Illinois state-chartered bank, has its principal office, 59 domestic branch offices and 107 automated teller machines located in the Chicago area. The Bank also has offices in Atlanta, Detroit, Los Angeles and San Francisco; a foreign branch office in Nassau; and an Edge Act subsidiary, Harris Bank International Corporation ("HBIC"), engaged in international banking and finance in New York. At December 31, 2003, the Bank had total assets of $19.92 billion, total deposits of $12.74 billion, total loans of $9.57 billion and equity capital of $1.60 billion.

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

     Competitors of the Bank include commercial banks, savings and loan associations, consumer and commercial finance companies, credit unions and other financial services companies. Based on legislation passed in 1986 that allows Illinois banks to be acquired by banks or holding companies in states with a reciprocal law in effect, together with the Federal Interstate Banking Efficiency Act of 1994 that allows for both interstate banking and interstate branching in certain circumstances, the Bank believes that the level of competition will increase in the future.

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

     Although primarily focusing on U.S. domestic customers, identifiable foreign assets accounted for 3 percent of the Bank's total consolidated assets at December 31, 2003 and foreign net income was approximately 8 percent of the Bank's consolidated net income for the year then ended. Foreign net income is generated from three primary sources: (i) lending to foreign banks and other financial institutions; (ii) time deposits held in foreign banks; and (iii) foreign exchange trading profits of approximately $5.1 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Summary

     The Bank's 2003 net income was $117.9 million, down $54.0 million from 2002. Declines in gains from sales of portfolio securities, a higher provision for loan losses and increased pension costs more than offset increased noninterest revenue excluding security sales. Return on average common equity ("ROE") for 2003 was 7.43 percent and 11.02 percent in 2002. Return on average assets ("ROA") was 0.61 percent in 2003 and 0.95 percent in 2002.

     Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $124.0 million in 2003, a 30 percent decrease compared to 2002. Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets. Cash ROE was 8.76 percent in 2003 compared to 12.85 percent in 2002.

     For 2003, net interest income on a fully taxable equivalent basis of $447.9 million was down 4 percent from 2002. Net interest margin declined from 2.99 percent to 2.70 percent in 2003, reflecting the impact of lower yields in the investment securities portfolio. Average earning assets increased $1.01 billion or 6 percent to $16.59 billion in the current year, attributable to an increase of $990 million in investment securities.

     Noninterest income increased $2.2 million to $514.7 million for 2003. Gains on sales of mortgage loans increased $8.9 million and fees from providing service to related corporate entities rose $28.5 million. Net gains from sales of investment securities decreased $35.3 million.

     Total noninterest expenses were $690.7 million, up $34.4 million or 5 percent from 2002. Income taxes were $39.3 million, down $28.0 million from 2002, reflecting lower pretax income in 2003.

     The provision for loan losses was $103.6 million in 2003 compared to $71.2 million in 2002. Net loan charge-offs during the current year were $75.8 million compared to $91.6 million in 2002 reflecting lower write-offs in the commercial loan portfolio.

     Nonperforming assets totaled $172 million or 1.79 percent of total loans at both December 31, 2003 and December 31, 2002. At December 31, 2003, the allowance for possible loan losses was $235 million or 2.45 percent of total loans outstanding compared to $207 million or 2.15 percent of loans at the end of 2002. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from a multiple of 1.2 at December 31, 2002 to
1.4 at December 31, 2003.

     At December 31, 2003, the Bank's equity capital amounted to $1.60 billion, up slightly from $1.58 billion at December 31, 2002. Unrealized securities gains, net of tax, were $31.0 million at December 31, 2003 compared to $73.0 million at December 31, 2002. In February 1998, Harris Preferred Capital Corporation, a subsidiary of the Bank, issued $250 million of noncumulative preferred stock in a public offering (see Note 18 to Financial Statements). The preferred stock qualifies as Tier 1 capital for U.S. banking regulatory purposes.

     The Bank's regulatory capital leverage ratio was 8.52 percent compared to
8.64 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2003, the Bank's Tier 1 and total risk-based capital ratios were 10.20 percent and 12.25 percent, respectively, compared to respective ratios of 10.19 percent and 12.50 percent at December 31, 2002. The 2003 year-end risk-based capital ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

2002 COMPARED TO 2001

Summary

     The Bank's 2002 net income was $171.8 million, up $89.6 million from 2001. Earnings comparability for 2002 and 2001 was affected by a third quarter 2001 special provision for loan losses of $121 million and a special pretax charge of $3.2 million in fourth quarter 2001 relating to impairments in the value of certain equity investments. Excluding the effect of these special charges, earnings grew 6 percent over the prior year. This increase was attributable to continued strong business growth in consumer, mortgage and small business loans and retail deposits, and a reduction in the provision for loan losses and increased earnings from treasury activities. Return on average common equity ("ROE") for 2002 was 11.02 percent and 10.41 percent in 2001 excluding the special charges described above. Return on average assets ("ROA") was 0.95 percent in 2002 and 0.80 percent in 2001 excluding the special charges described above.

     Earnings before amortization of goodwill and other valuation intangibles ("cash earnings") were $177.9 million in 2002, a 1 percent increase compared to 2001, excluding the special charges described above. Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of goodwill and other valuation intangibles, divided by average common stockholder's equity less average intangible assets. Cash ROE was 12.85 percent in 2002 compared to 13.13 percent in 2001, excluding the special charges.

     For 2002, net interest income on a fully taxable equivalent basis of $465.2 million was down 5 percent from 2001. Net interest margin rose from 2.80 percent to 2.99 percent in 2002, reflecting the impact of a declining rate environment during the past year. Average earning assets declined $1.85 billion or 11 percent to $15.58 billion in 2002, attributable to a decrease of $1.17 billion in investment securities and $799 million in average loans.

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

     Nonperforming assets at December 31, 2002 totaled $172 million, or 1.79 percent of total loans compared to $205 million or 2.05 percent a year earlier. At December 31, 2002, the allowance for possible loan losses was $207 million or
2.15 percent of total loans outstanding compared to $227 million or 2.28 percent of loans at the end of 2001. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased slightly from a multiple of 1.1 at December 31, 2001 to 1.2 at December 31, 2002.

     At December 31, 2002, the Bank's equity capital amounted to $1.58 billion, up slightly from $1.56 billion at December 31, 2001. Unrealized securities gains, net of tax, were $73.0 million at December 31, 2002 compared to $20.1 million at December 31, 2001. In February 1998, Harris Preferred Capital Corporation, a subsidiary of the Bank, issued $250 million of noncumulative preferred stock in a public offering (see Note 18 to Financial Statements). The preferred stock qualifies as Tier 1 capital for U.S. banking regulatory purposes.

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

                           JOINT INDEPENDENT AUDITORS

     The Board of Directors of Harris Trust and Savings Bank engaged the firms of KPMG LLP and PricewaterhouseCoopers LLP to serve as joint auditors for each of the years in the three year period ended December 31, 2003.

     The Bank's ultimate parent company, Bank of Montreal ("BMO"), has elected to appoint two firms of independent public auditors to be auditors of BMO and all significant subsidiaries. The Bank's independent public auditors reflect the appointments made by BMO.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
  of Directors of Harris Trust and Savings Bank

     We have audited the accompanying consolidated statements of condition of Harris Trust and Savings Bank and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of Harris Trust and Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Trust and Savings Bank and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to Financial Statements, Harris Trust and Savings Bank and Subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

/S/ KPMG LLP                                      /S/ PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
January 23, 2004

                              FINANCIAL STATEMENTS
                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                      DECEMBER 31
                                                              ---------------------------
                                                                  2003           2002
                                                              ------------   ------------
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                         DATA)
ASSETS
Cash and demand balances due from banks.....................  $   823,615    $ 1,057,254
Money market assets:
  Interest-bearing deposits at banks........................      424,459        417,206
  Federal funds sold........................................      409,425        237,950
Securities available-for-sale (including $4.07 billion and
  $4.39 billion of securities pledged as collateral for
  repurchase agreements at December 31, 2003 and December
  31, 2002, respectively)...................................    6,624,280      5,781,360
Trading account assets......................................       59,467         42,423
Loans.......................................................    9,573,452      9,607,887
Allowance for possible loan losses..........................     (234,798)      (206,999)
                                                              -----------    -----------
  Net loans.................................................    9,338,654      9,400,888
Premises and equipment......................................      302,975        298,414
Customers' liability on acceptances.........................       44,234         16,168
Bank-owned insurance........................................    1,035,239        994,185
Loans held for sale.........................................      168,904        149,311
Goodwill and other valuation intangibles....................      165,978        174,397
Other assets................................................      522,260        457,462
                                                              -----------    -----------
  TOTAL ASSETS..............................................  $19,919,490    $19,027,018
                                                              ===========    ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 4,231,540    $ 3,414,159
                           -- interest-bearing..............    7,844,596      6,408,171
Deposits in foreign offices -- noninterest-bearing..........       49,016         31,383
                         -- interest-bearing................      616,889      1,184,571
                                                              -----------    -----------
  Total deposits............................................   12,742,041     11,038,284
Federal funds purchased.....................................    1,190,839        872,096
Securities sold under agreement to repurchase...............    3,452,567      4,188,688
Short-term borrowings.......................................       10,841        300,694
Short-term senior notes.....................................           --        200,000
Acceptances outstanding.....................................       44,234         16,168
Accrued interest, taxes and other expenses..................      171,422        153,148
Other liabilities...........................................      230,917        200,286
Minority interest -- preferred stock of subsidiary..........      250,000        250,000
Preferred stock issued to Harris Bankcorp, Inc..............        5,000          5,000
Long-term notes -- subordinated.............................      225,000        225,000
                                                              -----------    -----------
  TOTAL LIABILITIES.........................................   18,322,861     17,449,364
                                                              -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares authorized,
  issued and outstanding....................................      100,000        100,000
Surplus.....................................................      634,944        626,640
Retained earnings...........................................      860,674        803,249
Accumulated other comprehensive income......................        1,011         47,765
                                                              -----------    -----------
  TOTAL STOCKHOLDER'S EQUITY................................    1,596,629      1,577,654
                                                              -----------    -----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY................  $19,919,490    $19,027,018
                                                              ===========    ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                2003       2002        2001
                                                              --------   --------   ----------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans.......................................................  $470,500   $512,946   $  726,403
Money market assets:
  Deposits at banks.........................................     3,061      2,066        3,537
  Federal funds sold and securities purchased under
    agreement to resell.....................................     3,655      7,938       13,672
Trading account.............................................     1,672      2,031        3,277
Securities available-for-sale:
  U.S. Treasury and federal agency..........................   163,593    195,336      340,398
  State and municipal.......................................       302         24           99
  Other.....................................................     2,178      2,243        2,128
                                                              --------   --------   ----------
    Total interest income...................................   644,961    722,584    1,089,514
                                                              --------   --------   ----------
INTEREST EXPENSE
Deposits....................................................   125,102    162,267      339,445
Short-term borrowings.......................................    50,458     64,262      212,635
Senior notes................................................     3,722     12,144       33,997
Minority interest -- dividends on preferred stock of
  subsidiary................................................    18,438     18,438       18,438
Long-term notes.............................................    10,452     11,257       13,929
                                                              --------   --------   ----------
    Total interest expense..................................   208,172    268,368      618,444
                                                              --------   --------   ----------
NET INTEREST INCOME.........................................   436,789    454,216      471,070
Provision for loan losses...................................   103,604     71,220      203,508
                                                              --------   --------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   333,185    382,996      267,562
                                                              --------   --------   ----------
NONINTEREST INCOME
Trust and investment management fees........................    84,586     82,829       88,846
Money market and bond trading...............................     9,343      9,347       17,016
Foreign exchange............................................     5,076      7,155        8,833
Service fees and charges....................................   112,683    118,635       98,823
Securities gains............................................    25,953     61,272       35,397
Bank-owned insurance........................................    43,712     50,713       47,226
Foreign fees................................................    26,349     24,399       21,305
Syndication fees............................................    14,168      6,289        6,584
Other.......................................................   192,856    151,869      133,155
                                                              --------   --------   ----------
    Total noninterest income................................   514,726    512,508      457,185
                                                              --------   --------   ----------
NONINTEREST EXPENSES
Salaries and other compensation.............................   321,170    310,116      293,247
Pension, profit sharing and other employee benefits.........    76,572     61,279       51,328
Net occupancy...............................................    41,964     41,727       34,473
Equipment...................................................    54,586     53,531       53,329
Marketing...................................................    31,217     29,165       34,310
Communication and delivery..................................    22,963     22,593       19,992
Expert services.............................................    26,733     28,328       25,600
Contract programming........................................    28,930     29,105       31,479
Other.......................................................    76,337     70,369       64,731
                                                              --------   --------   ----------
                                                               680,472    646,213      608,489
Amortization of intangibles.................................    10,267     10,151       23,752
                                                              --------   --------   ----------
  Total noninterest expenses................................   690,739    656,364      632,241
                                                              --------   --------   ----------
Income before income taxes..................................   157,172    239,140       92,506
Applicable income taxes.....................................    39,301     67,306       10,234
                                                              --------   --------   ----------
NET INCOME..................................................  $117,871   $171,834   $   82,272
                                                              ========   ========   ==========
BASIC EARNINGS PER COMMON SHARE (based on 10,000,000 average shares outstanding)
NET INCOME..................................................  $  11.79   $  17.18   $     8.23
                                                              ========   ========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS
                            OF COMPREHENSIVE INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
NET INCOME..................................................  $117,871    $171,834    $ 82,272
Other comprehensive (loss) income:
  Cash flow hedges:
     Cumulative effect of accounting change.................        --          --      (7,976)
     Net unrealized gain on derivative instruments, net of
       tax expense of $21 in 2003, zero in 2002, and $4,684
       in 2001..............................................        35          --       7,976
  Minimum pension liability adjustment net of tax benefit of
     $3,161 in 2003, $16,618 in 2002, and zero in 2001......    (4,792)    (25,194)         --
  Unrealized (losses) gains on available-for-sale
     securities:
     Unrealized holding (losses) gains arising during
       period, net of tax (benefit) expense of ($18,194) in
       2003, $58,702 in 2002 and $34,589 in 2001............   (26,140)     90,296      52,388
     Less reclassification adjustment for gains included in
       net income, net of tax expense of $10,096 in 2003,
       $23,835 in 2002 and $13,769 in 2001..................   (15,857)    (37,437)    (21,627)
                                                              --------    --------    --------
  Other comprehensive (loss) income.........................   (46,754)     27,665      30,761
                                                              --------    --------    --------
Comprehensive income........................................  $ 71,117    $199,499    $113,033
                                                              ========    ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                        ACCUMULATED
                                                                           OTHER
                                                                       COMPREHENSIVE       TOTAL
                                       COMMON               RETAINED      INCOME       STOCKHOLDER'S
                                       STOCK     SURPLUS    EARNINGS      (LOSS)          EQUITY
                                      --------   --------   --------   -------------   -------------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 2000........  $100,000   $613,365   $821,719     $(10,661)      $1,524,423
  Contribution to capital surplus...        --      4,523         --           --            4,523
  Tax benefit from stock option
     exercise.......................        --      2,698         --           --            2,698
  Net income........................        --         --     82,272           --           82,272
  Dividends -- ($8.40 per common
     share).........................        --         --    (84,000)          --          (84,000)
  Other comprehensive income........        --         --         --       30,761           30,761
                                      --------   --------   --------     --------       ----------
BALANCE AT DECEMBER 31, 2001........   100,000    620,586    819,991       20,100        1,560,677
  Contribution to capital surplus...        --      5,591         --           --            5,591
  Tax benefit from stock option
     exercise.......................        --        463         --           --              463
  Net income........................        --         --    171,834           --          171,834
  Dividends -- ($18.80 per common
     share).........................        --         --   (188,000)          --         (188,000)
  Dividends -- ($0.115 per preferred
     share).........................        --         --       (576)          --             (576)
  Other comprehensive income........        --         --         --       27,665           27,665
                                      --------   --------   --------     --------       ----------
BALANCE AT DECEMBER 31, 2002........   100,000    626,640    803,249       47,765        1,577,654
  Contribution to capital surplus...        --      6,086         --           --            6,086
  Tax benefit from stock option
     exercise.......................        --      2,218         --           --            2,218
  Net income........................        --         --    117,871           --          117,871
  Dividends -- ($6.00 per common
     share).........................        --         --    (60,000)          --          (60,000)
  Dividends -- ($0.089 per preferred
     share).........................        --         --       (446)          --             (446)
  Other comprehensive loss..........        --         --         --      (46,754)         (46,754)
                                      --------   --------   --------     --------       ----------
BALANCE AT DECEMBER 31, 2003........  $100,000   $634,944   $860,674     $  1,011       $1,596,629
                                      ========   ========   ========     ========       ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31
                                                        ---------------------------------------
                                                           2003          2002          2001
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income..........................................  $   117,871   $   171,834   $    82,272
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses........................      103,604        71,220       203,508
     Depreciation and amortization, including
       intangibles....................................       67,207        61,892        71,054
     Deferred tax expense (benefit)...................        9,487         6,035       (24,783)
     Gain on sales of securities......................      (25,953)      (61,272)      (35,397)
     Increase in bank-owned insurance.................      (43,054)      (47,105)      (47,162)
     Trading account net cash purchases...............      (14,712)      (21,486)      (25,351)
     Decrease in interest receivable..................        4,839        19,811        70,082
     Increase (decrease) in interest payable..........        7,331       (22,155)      (18,506)
     (Increase) decrease in loans held for sale.......      (19,593)      (27,723)      120,683
     Other, net.......................................       74,257        14,234         9,850
                                                        -----------   -----------   -----------
     Net cash provided by operating activities........      281,284       165,285       406,250
                                                        -----------   -----------   -----------
INVESTING ACTIVITIES:
     Net increase in interest-bearing deposits at
       banks..........................................       (7,253)     (221,483)      (54,375)
     Net (increase) decrease in Federal funds sold and
       securities purchased under agreement to
       resell.........................................     (171,475)      341,800       (88,675)
     Proceeds from sales of securities
       available-for-sale.............................    1,539,979     2,678,763     1,898,048
     Proceeds from maturities of securities
       available-for-sale.............................    4,526,559     7,453,346     7,707,315
     Purchases of securities available-for-sale.......   (7,031,858)   (9,992,242)   (8,740,451)
     Net (increase) decrease in loans.................      (53,809)      246,595       697,425
     Proceeds from sale of bank premises..............           --            --        32,276
     Purchases of premises and equipment..............      (53,744)      (56,753)      (64,985)
     Other, net.......................................          152         5,145            --
                                                        -----------   -----------   -----------
     Net cash (used) provided by investing
       activities.....................................   (1,251,449)      455,171     1,386,578
                                                        -----------   -----------   -----------
FINANCING ACTIVITIES:
     Net increase (decrease) in deposits..............    1,703,757      (152,576)   (1,302,517)
     Net (decrease) increase in Federal funds
       purchased and securities sold under agreement
       to repurchase..................................     (417,378)      637,433      (185,528)
     Net decrease in other short-term borrowings......     (289,853)     (404,005)     (785,031)
     Proceeds from issuance of senior notes...........    2,590,000       750,000     2,308,500
     Repayment of senior notes........................   (2,790,000)   (1,410,000)   (1,838,000)
     Proceeds from the issuance of preferred stock of
       subsidiary.....................................           --            --         5,000
     Cash dividends paid on common stock..............      (60,000)     (188,000)      (84,000)
                                                        -----------   -----------   -----------
       Net cash provided (used) by financing
          activities..................................      736,526      (767,148)   (1,881,576)
                                                        -----------   -----------   -----------
     Net decrease in cash and demand balances due from
       banks..........................................     (233,639)     (146,692)      (88,748)
     Cash and demand balances due from banks at
       January 1......................................    1,057,254     1,203,946     1,292,694
                                                        -----------   -----------   -----------
     Cash and demand balances due from banks at
       December 31....................................  $   823,615   $ 1,057,254   $ 1,203,946
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest.......................................  $   200,841   $   290,524   $   636,949
       Income taxes...................................  $    21,263   $    67,056   $    69,310

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     Harris Trust and Savings Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation which is a wholly-owned subsidiary of Harris Financial Corp. ("HFC") (formerly known as Bankmont Financial Corp.), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal ("BMO"). Throughout these Notes to Financial Statements, the term "Bank" refers to Harris Trust and Savings Bank and subsidiaries.

     The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 23 to the Financial Statements for additional information on business combinations and Note 24 for additional information on related party transactions.

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

FOREIGN CURRENCY AND FOREIGN EXCHANGE CONTRACTS

     Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any of the years presented. Foreign exchange trading positions including spot, forwards, option contracts and swaps are revalued monthly using prevailing market rates. Exchange adjustments are included with noninterest income in the Consolidated Statements of Income.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Bank uses various interest rate, foreign exchange, equity and commodity derivative contracts in the management of its risk strategy or as part of its dealer and trading activities. Interest rate contracts may include futures, forwards, forward rate agreements, option contracts, caps, floors, collars and swaps. Foreign exchange contracts may include spot, forwards, futures, option contracts and swaps. Equity contracts and commodity contracts may include option contracts and swaps.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     The Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," on January 1, 2003. The Statement requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred, as defined in Concepts Statement 6. It nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of the Statement was not material to the Bank's financial position or results of operations.

     The Bank adopted the disclosure requirements of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), on December 31, 2002. The recognition and measurement provisions of FIN 45 were adopted on January 1, 2003. The disclosures are included in Note 11 to the Financial Statements. The adoption of FIN 45 was not material to the Bank's financial position or results of operations.

     In December 2003, the FASB issued FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R replaces FIN 46, which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. An entity is subject to FIN 46R and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority interest in the expected losses or the expected residual returns or both. The Bank does not have an interest in a VIE and is not subject to the provisions of FIN 46R.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement clarifies accounting for derivative instruments, including embedded derivatives, and accounting for hedging activities. The Bank adopted the Statement on July 1, 2003. The adoption of the Statement did not have a material effect on the Bank's financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement applies to issuers of financial instruments and establishes standards for the classification and measurement of freestanding financial instruments having characteristics of both liabilities and equity. The Bank adopted the Statement on July 1, 2003. The adoption of the Statement did not have a material effect on the Bank's financial position or results of operations.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" to improve financial statement disclosures for defined benefit plans. The Statement requires additional disclosures, primarily for plan assets and cash flow requirements. The Bank adopted the disclosure requirements of SFAS No. 132 on December 31, 2003.

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

LOANS, LOAN FEES AND COMMITMENT FEES

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. For fair value hedges that are highly effective, loans designated as the underlying hedged items are recorded net of changes in fair value attributable to the hedged risks. Origination fees collected on commercial loans, loan commitments, mortgage loans and standby letters of credit, that are not held for sale, are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2003 and 2002, the Bank's Consolidated Statements of Condition included approximately $12 million and $15 million, respectively, of deferred loan-related fees net of deferred origination costs.

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

     The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The rights to service mortgage loans for others are recognized as separate assets by allocating the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing income. The capitalized mortgage servicing rights are periodically evaluated for impairment based on the fair value of those rights. Fair values are estimated using discounted cash flow analyses. The risk characteristics of the underlying loans used to stratify capitalized mortgage servicing rights for purposes of measuring impairment are market interest rates, loan type and repricing interval.

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

     Commercial and real estate loans are charged off when, in management's opinion, the loan is deemed uncollectible. Consumer installment loans are charged off when 120 days past due. Consumer revolving loans are charged off when 180 days past due. Accrued interest on these loans is recorded to interest income. Such loans are not normally placed on nonaccrual status.

     Commercial loan commitments and letters of credit are executory contracts and are not reflected on the Bank's Consolidated Statements of Condition. Fees collected are generally deferred and recognized over the life of the facility.

     Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due for principal or interest according to contractual terms will not be collected. Both nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily residential real estate and consumer installment loans, are excluded from this definition of impairment. The Bank determines loan impairment when assessing the adequacy of the allowance for possible loan losses.

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

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Interest costs associated with long-term construction projects are capitalized and then amortized over the life of the related asset after the project is completed. For financial reporting purposes, the provision for depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives ranges from 3 years to 39 years.

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

RETIREMENT AND OTHER POSTEMPLOYMENT BENEFITS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees. For its primary plan, the policy of the Bank is to, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act ("ERISA"), without regard to prior years' contributions in excess of the minimum. The Bank generally contributes the maximum allowable under the U.S. Internal Revenue Code.

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

     The Bank is included in the consolidated Federal income tax return of HFC. Income tax return liabilities or benefits for all the consolidated entities are not materially different than they would have been if computed on a separate return basis.

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

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                        DECEMBER 31, 2003                                   DECEMBER 31, 2002
                        -------------------------------------------------   -------------------------------------------------
                        AMORTIZED    UNREALIZED   UNREALIZED                AMORTIZED    UNREALIZED   UNREALIZED
                           COST        GAINS        LOSSES     FAIR VALUE      COST        GAINS        LOSSES     FAIR VALUE
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
U.S. Treasury.........  $2,820,111    $35,934       $4,306     $2,851,739   $2,562,541    $ 92,622        $3       $2,655,160
Federal agency........   2,790,603      3,844          155      2,794,292    2,677,716      16,318        --        2,694,034
Mortgage-backed.......     915,825      3,115        1,032        917,908      392,106      12,107        --          404,213
State and municipal...      28,592        364           --         28,956          627          --        --              627
Other.................      31,260        125           --         31,385       27,287          39        --           27,326
                        ----------    -------       ------     ----------   ----------    --------        --       ----------
Total securities......  $6,586,391    $43,382       $5,493     $6,624,280   $5,660,277    $121,086        $3       $5,781,360
                        ==========    =======       ======     ==========   ==========    ========        ==       ==========

     The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2003, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. Management believes that all of the unrealized losses are temporary.

                                                             LENGTH OF CONTINUOUS UNREALIZED LOSS POSITION
                                              ---------------------------------------------------------------------------
                                                LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                              -----------------------   -----------------------   -----------------------
                                                           UNREALIZED                UNREALIZED                UNREALIZED
                                              FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                              ----------   ----------   ----------   ----------   ----------   ----------
                                                                            (IN THOUSANDS)
U.S. Treasury...............................  $  608,118    $(4,306)       $ --       $     --    $  608,118    $(4,306)
Federal agency..............................     180,994       (155)         --             --       180,994       (155)
Mortgage-backed.............................     639,820     (1,032)         --             --       639,820     (1,032)
State and municipal.........................          --         --          --             --            --         --
Other.......................................          --         --          --             --            --         --
                                              ----------    -------        ----       --------    ----------    -------
    Temporarily impaired
      securities-available-for-sale.........  $1,428,932    $(5,493)       $ --       $     --    $1,428,932    $(5,493)
                                              ==========    =======        ====       ========    ==========    =======

     At December 31, 2003 and 2002, available-for-sale and trading account securities having a carrying amount of $4.07 billion and $4.39 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2003
                                                              -----------------------
                                                              AMORTIZED
                                                                 COST      FAIR VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Maturities:
  Within 1 year.............................................  $2,653,123   $2,659,767
  1 to 5 years..............................................   3,414,543    3,446,204
  5 to 10 years.............................................     205,710      201,948
  Over 10 years.............................................     281,755      284,976
Other securities without stated maturity....................      31,260       31,385
                                                              ----------   ----------
     Total securities.......................................  $6,586,391   $6,624,280
                                                              ==========   ==========

     In 2003, 2002 and 2001, proceeds from the sale of securities available-for-sale amounted to $1.54 billion, $2.68 billion and $1.90 billion, respectively. Gross gains of $26.5 million and gross losses of $0.5 million were realized on these sales in 2003, gross gains of $63.0 million and gross losses of $1.7 million were realized on these sales in 2002 and gross gains of $35.4 million and no gross losses were realized on these sales in 2001. Net unrealized holding gains on trading securities increased during 2003 from an unrealized gain of $0.9 million at December 31, 2002 to an unrealized gain of $1.1 million at December 31, 2003. The increase of $0.2 million has been included in 2003 earnings.

3. LOANS

     The following table summarizes loan balances by category:

                                                                    DECEMBER 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................  $5,043,936   $5,641,852
  Real estate construction..................................     289,364      241,278
  Real estate mortgages.....................................   3,260,731    2,854,919
  Installment...............................................     930,644      740,414
Foreign loans:
  Banks and other financial institutions....................      29,223      100,488
  Other, primarily commercial and industrial................      19,554       28,936
                                                              ----------   ----------
     Total loans............................................   9,573,452    9,607,887
Less allowance for possible loan losses.....................     234,798      206,999
                                                              ----------   ----------
       Loans, net of allowance for possible loan losses.....  $9,338,654   $9,400,888
                                                              ==========   ==========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Nonaccrual loans............................................  $171,226   $169,588   $202,320
Restructured loans..........................................        --         --      2,309
                                                              --------   --------   --------
Total nonperforming loans...................................   171,226    169,588    204,629
Other assets received in satisfaction of debt...............       450      1,975        140
                                                              --------   --------   --------
     Total nonperforming assets.............................  $171,676   $171,563   $204,769
                                                              ========   ========   ========
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been accruing
  interest at their original terms..........................  $ 12,380   $  8,496   $ 14,306
Interest income actually recognized.........................        --         --         --
                                                              --------   --------   --------
  Interest shortfall........................................  $ 12,380   $  8,496   $ 14,306
                                                              ========   ========   ========
90-day past due loans, still accruing interest (all
  domestic).................................................  $ 14,865   $ 12,478   $ 13,129
                                                              ========   ========   ========

     At December 31, 2003 and 2002, the Bank had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Bank's consolidated assets. At December 31, 2003 and 2002 commercial loans with a carrying value of $4.78 billion and $3.74 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

MORTGAGE SERVICING RIGHTS

     The carrying amount of mortgage servicing rights was $16.3 million and $12.9 million at December 31, 2003 and 2002, respectively. The fair value of those rights equaled or exceeded the carrying amount at both December 31, 2003 and December 31, 2002. Mortgage servicing rights, included in other assets, of $11.2 million and $4.5 million were capitalized during 2003 and 2002, respectively. Amortization expense associated with the mortgage servicing rights was $7.7 million and $5.9 million in 2003 and 2002, respectively. There were no direct write-downs in 2003 or 2002. During 2003, impairment of mortgage servicing rights totaling $0.1 million was recorded in a valuation allowance to reflect the excess of carrying value over estimated fair value.

4. ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The changes in the allowance for possible loan losses are as follows:

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                2003       2002        2001
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Balance, beginning of year..................................  $206,999   $ 227,374   $118,951
                                                              --------   ---------   --------
Charge-offs.................................................   (88,244)   (106,650)   (98,814)
Recoveries..................................................    12,439      15,055      3,729
                                                              --------   ---------   --------
  Net charge-offs...........................................   (75,805)    (91,595)   (95,085)
Provisions charged to operations............................   103,604      71,220    203,508
                                                              --------   ---------   --------
Balance, end of year........................................  $234,798   $ 206,999   $227,374
                                                              ========   =========   ========

     Details on impaired loans and related allowance are as follows:

                                                       IMPAIRED LOANS    IMPAIRED LOANS
                                                       FOR WHICH THERE   FOR WHICH THERE    TOTAL
                                                        IS A RELATED      IS NO RELATED    IMPAIRED
                                                          ALLOWANCE         ALLOWANCE       LOANS
                                                       ---------------   ---------------   --------
                                                                      (IN THOUSANDS)
December 31, 2003
Balance..............................................     $144,064           $27,162       $171,226
Related allowance....................................       76,913                --         76,913
                                                          --------           -------       --------
Balance, net of allowance............................     $ 67,151           $27,162       $ 94,313
                                                          ========           =======       ========
December 31, 2002
Balance..............................................     $156,306           $13,282       $169,588
Related allowance....................................       76,538                --         76,538
                                                          --------           -------       --------
Balance, net of allowance............................     $ 79,768           $13,282       $ 93,050
                                                          ========           =======       ========

                                                                 YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Average impaired loans......................................  $181,900   $191,493   $153,920
                                                              --------   --------   --------
Total interest income on impaired loans recorded on a cash
  basis.....................................................  $     --   $     --   $     --
                                                              ========   ========   ========

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 22,855   $ 23,183
Premises....................................................   209,877    203,089
Equipment...................................................   410,674    385,907
Leasehold improvements......................................    47,175     41,331
                                                              --------   --------
  Total.....................................................   690,581    653,510
Accumulated depreciation and amortization...................   387,606    355,096
                                                              --------   --------
     Premises and equipment.................................  $302,975   $298,414
                                                              ========   ========

     Depreciation and amortization expense was $49.4 million in 2003, $46.3 million in 2002 and $48.3 million in 2001.

     On December 17, 2001, the Bank closed on the sale of its fifteen story operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building was occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain of $14.0 million and $15.7 million as of December 31, 2003 and 2002, respectively.

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

     The Bank's goodwill was subject to the annual impairment test in the fourth quarter of 2003. The fair value of the reporting unit was estimated using a valuation technique based on multiples of book value. The test did not identify potential impairment and no impairment loss was recognized in 2003.

     For the years ended December 31, 2003, 2002 and 2001, the Bank's net income and earnings per share on a proforma basis adjusted to exclude the amortization of goodwill are included in the following table:

                                                                  YEARS ENDED DECEMBER 31
                                                              --------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   --------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
Net income..................................................  $117,871    $171,834    $82,272
Plus goodwill amortization..................................        --          --      5,639
                                                              --------    --------    -------
Adjusted net income.........................................  $117,871    $171,834    $87,911
                                                              ========    ========    =======
Earnings per common share:
Net income applicable to common stock.......................  $  11.79    $  17.18    $  8.23
Plus goodwill amortization..................................        --          --       0.56
                                                              --------    --------    -------
Adjusted net income applicable to common stock..............  $  11.79    $  17.18    $  8.79
                                                              ========    ========    =======

     The carrying value of the Bank's goodwill was $89.3 million at December 31, 2003 and 2002.

     Besides goodwill, the Bank did not have any intangible assets not subject to amortization as of December 31, 2003 and 2002.

     As of December 31, 2003, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table:

                                                         GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                             AMOUNT       AMORTIZATION      VALUE
                                                         --------------   ------------   ------------
                                                                        (IN THOUSANDS)
Branch network.........................................     $145,000        $(72,500)      $72,500
Other..................................................        5,724          (1,569)        4,155
                                                            --------        --------       -------
  Total finite life intangibles........................     $150,724        $(74,069)      $76,655
                                                            ========        ========       =======

     Total amortization expense for the Bank's intangible assets was $10.3 million and $10.2 million in 2003 and 2002, respectively.

     Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $10.4 million per year.

7. DEPOSITS

     The following table summarizes deposit balances by category:

                                                                               INCREASE (DECREASE)
                                                          DECEMBER 31             2003 VS. 2002
                                                   -------------------------   --------------------
                                                      2003          2002          AMOUNT        %
                                                   -----------   -----------   ------------   -----
                                                                (DOLLARS IN THOUSANDS)
Demand deposits..................................  $ 4,231,540   $ 3,414,159    $  817,381      24
Interest-bearing checking deposits...............      146,441       116,564        29,877      26
Money market accounts............................    2,094,733     1,855,870       238,863      13
Statement savings accounts.......................    1,799,684     1,607,760       191,924      12
Savings certificates.............................    1,477,743     1,797,894      (320,151)    (18)
Other time deposits..............................    2,325,995     1,030,083     1,295,912     126
Deposits in foreign offices......................      665,905     1,215,954      (550,049)    (45)
                                                   -----------   -----------    ----------
  Total deposits.................................  $12,742,041   $11,038,284    $1,703,757      15
                                                   ===========   ===========    ==========

     Certificates of deposit in denominations exceeding $100,000 issued by domestic offices totaled $2.8 billion at December 31, 2003. Total interest expense on domestic office certificates of deposit of $100,000 or more amounted to approximately $51 million, at both December 31, 2003 and December 31, 2002. Virtually all time deposits in foreign offices were in denominations exceeding $100,000.

     The remaining maturity of certificates of deposit as of December 31, 2003 is as follows:

Certificates of Deposit

                                                               (IN MILLIONS)
Maturities:
  2004......................................................      $2,115
  2005......................................................         198
  2006......................................................          45
  2007......................................................         623
  2008......................................................       1,011
  Thereafter................................................         429
                                                                  ------
     Total..................................................      $4,421
                                                                  ======

8. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     At various times the Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 2003 and December 31, 2002. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank's account with Bank of New York through the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Bank's interest in these securities.

     The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.45 billion and $4.19 billion at December 31, 2003 and 2002, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

Securities Purchased Under Agreement to Resell

                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................   $     --     $     --
Highest amount outstanding as of any month-end during the
  year......................................................   $350,375     $405,063
Daily average amount outstanding during the year............   $ 65,847     $  7,598
Daily average annualized rate of interest...................       0.53%        1.62%
Average rate of interest on amount outstanding at end of
  year......................................................         --           --

Securities Sold Under Agreement to Repurchase

                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................  $3,452,567   $4,188,688
Highest amount outstanding as of any month-end during the
  year......................................................  $4,821,309   $4,188,688
Daily average amount outstanding during the year............  $4,164,402   $3,125,430
Daily average annualized rate of interest...................        1.04%        1.52%
Average rate of interest on amount outstanding at end of
  year......................................................        0.91%        1.19%

9. SENIOR NOTES AND LONG-TERM NOTES

     The following table summarizes the Bank's long-term notes:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
                                                                (IN THOUSANDS)
Floating rate subordinated note to Bankcorp due March 31,
  2005......................................................  $ 50,000   $ 50,000
Floating rate subordinated note to Bankcorp due December 1,
  2006......................................................    50,000     50,000
Fixed rate 6 1/2% subordinated note to Bankcorp due December
  27, 2007..................................................    60,000     60,000
Fixed rate 7 5/8% subordinated note to Bankcorp due June 27,
  2008......................................................    15,000     15,000
Fixed rate 7 1/8% subordinated note to Bankcorp due June 30,
  2009......................................................    50,000     50,000
                                                              --------   --------
  Total.....................................................  $225,000   $225,000
                                                              ========   ========

     All of the Bank notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate notes reprices semiannually and floats at 50 basis points above 180 day London Interbank Offering Rate ("LIBOR"). At year-end 2003, 180 day LIBOR was 1.22 percent.

     Scheduled principal payments on long-term notes are as follows:
2004 -- $0.0 million; 2005 -- $50.0 million; 2006 -- $50.0 million;
2007 -- $60.0 million; 2008 -- $15.0 million; thereafter -- $50.0 million.

     The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of the Bank. As of December 31, 2003, there were no senior short-term notes outstanding. As of December 31, 2002, $200 million of senior short-term notes were outstanding with original maturities of 64 days (remaining maturities of 22 days) and stated interest rates of 1.33 percent.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Generally accepted accounting principles require the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Bank's fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long-term borrowings, fair values have been estimated using various valuation methods and assumptions. Although management used its best judgment in estimating these values, there are inherent limitations in any estimation methodology. In addition, accounting pronouncements require that fair values be estimated on an item-by-item basis, thereby ignoring the impact a large sale would have on a thin market and intangible values imbedded in established lines of business. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts the Bank could realize in an actual transaction. The fair value estimation methodologies employed by the Bank were as follows:

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

     The fair values of demand deposits, savings accounts, interest-bearing checking deposits and money market accounts were the amounts payable on demand at the reporting date, or the carrying amounts. The fair value of time deposits was estimated using a discounted cash flow calculation with current market rates offered by the Bank as discount rates.

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

     The fair values of credit facilities approximates their carrying value (i.e. deferred income) of estimated cost that would be incurred to induce third parties to assume these commitments.

     The estimated fair values of the Bank's financial instruments at December 31, 2003 and 2002 are presented in the following table. See Note 11 to Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                DECEMBER 31
                                           -----------------------------------------------------
                                                     2003                        2002
                                           -------------------------   -------------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                              VALUE         VALUE         VALUE         VALUE
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
ASSETS
Cash and demand balances due from
  banks..................................  $   823,615   $   823,615   $ 1,057,254   $ 1,057,254
Money market assets:
  Interest-bearing deposits at banks.....      424,459       424,459       417,206       417,206
  Federal funds sold and securities
     purchased under agreement to
     resell..............................      409,425       409,425       237,950       237,950
Securities available-for-sale............    6,624,280     6,624,280     5,781,360     5,781,360
Trading account assets...................       59,467        59,467        42,423        42,423
Loans, net of unearned income and
  allowance for possible loan losses.....    9,338,654     9,364,083     9,400,888     9,455,610
Customers' liability on acceptances......       44,234        44,234        16,168        16,168
Accrued interest receivable..............       71,811        71,811        76,649        76,649
Loans held for sale......................      168,904       168,904       149,311       149,311
Bank-owned insurance.....................    1,035,239     1,035,239       994,185       994,185
                                           -----------   -----------   -----------   -----------
     Total on-balance-sheet financial
       assets............................  $19,000,088   $19,025,517   $18,173,394   $18,228,116
                                           ===========   ===========   ===========   ===========
LIABILITIES
Deposits:
  Demand deposits........................  $ 8,301,415   $ 8,301,415   $ 6,988,180   $ 6,988,180
  Time deposits..........................    4,440,626     4,455,398     4,050,104     4,080,992
Federal funds purchased..................    1,190,839     1,190,839       872,096       872,096
Securities sold under agreement to
  repurchase.............................    3,452,567     3,452,567     4,188,688     4,188,688
Short-term borrowings....................       10,841        10,841       300,694       300,694
Acceptances outstanding..................       44,234        44,234        16,168        16,168
Accrued interest payable.................       23,251        23,251        15,920        15,920
Short-term notes -- senior...............           --            --       200,000       200,000
Minority interest -- preferred stock of
  subsidiary.............................      250,000       250,000       250,000       250,000
Preferred stock issued to Harris
  Bankcorp, Inc..........................        5,000         5,000         5,000         5,000
Long-term notes -- subordinated..........      225,000       243,571       225,000       237,173
                                           -----------   -----------   -----------   -----------
     Total on-balance-sheet financial
       liabilities.......................  $17,943,773   $17,977,116   $17,111,850   $17,154,911
                                           ===========   ===========   ===========   ===========
OFF-BALANCE-SHEET CREDIT FACILITIES
  (POSITIVE POSITIONS/(OBLIGATIONS))
Loan commitments.........................  $   (11,239)  $   (11,239)  $   (13,957)  $   (13,957)
Standby letters of credit................       (1,126)       (1,126)         (854)         (854)
Commercial letters of credit.............           --            --           (44)          (44)
                                           -----------   -----------   -----------   -----------
     Total off-balance-sheet credit
       facilities........................  $   (12,365)  $   (12,365)  $   (14,855)  $   (14,855)
                                           ===========   ===========   ===========   ===========

11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Bank utilizes various financial instruments with off-balance-sheet risk in the normal course of business to meet its customers' financing and risk management needs. The Bank's major categories of financial instruments with off-balance-sheet risk include credit facilities, financial guarantees and various securities-related activities.

Credit Facilities

     Credit facilities with off-balance-sheet risk include commitments to extend credit and commercial letters of credit.

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank's commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $8.3 billion and $8.0 billion at December 31, 2003 and 2002, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 2003, totaled $944 million and at December 31, 2002, totaled $667 million.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $46 million at December 31, 2003 and $41 million at December 31, 2002.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $12.4 million at December 31, 2003 and $14.9 million at December 31, 2002.

Financial Guarantees

     Financial guarantees with off-balance-sheet risk include standby letters of credit, loans sold with recourse and written put options.

     Standby letters of credit are unconditional commitments that guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.76 billion at December 31, 2003 and $2.66 billion at December 31, 2002. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $948 million at December 31, 2003 and $881 million at December 31, 2002. In most cases, these commitments expire within three years without being drawn upon.

     The Bank has sold mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer, based on pre-determined rates, upon the occurrence of certain credit-related events. The maximum amount payable under the recourse provisions is $7.0 million at December 31, 2003. The carrying amount of the recourse liability is $1.3 million at December 31, 2003.

     Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options is equal to their notional amount of $864.7 million at December 31, 2003. The fair value of the related derivative liability is $4.3 million at December 31, 2003.

Securities Activities

     The Bank's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $47 million at December 31, 2003 and $37 million at December 31, 2002.

     Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had no short position at December 31, 2003 or 2002.

12. DERIVATIVE FINANCIAL INSTRUMENTS

     The Bank utilizes various derivative financial instruments in the normal course of business to a) meet its customers' financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. Fair values of derivative financial instruments are based on market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

     All derivative instruments are recognized at fair value in the Consolidated Statements of Condition. All derivative instruments are designated either as hedges or held for trading or non-hedging purposes.

     The Bank uses various interest rate, foreign exchange, equity, and commodity derivative contracts as part of its dealer and trading activities or in the management of its risk strategy. Interest rate contracts may include futures, forwards, forward rate agreements, option contracts, caps, floors, collars and swaps. Foreign exchange contracts may include spot, futures, forwards, option contracts and swaps. Equity contracts and commodity contracts may include options and swaps. The Bank enters into derivative contracts with BMO to facilitate a more efficient use of combined resources and to better serve customers. See Note 24 for additional information on related party transactions.

     At December 31, 2003, the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $112.3 million in other assets and derivative instrument liabilities of $92.7 million in other liabilities. At December 31, 2002, the Bank recorded the fair value of derivative instrument assets of $147.2 million in other assets and derivative instrument liabilities of $151.9 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

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

     The Bank and BMO combine their U.S. FX revenues. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on April 2, 2004, but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2003 and December 31, 2002, totaled $5.1 million and $7.2 million, respectively, of net profit under the aforementioned agreement with BMO.

     At December 31, 2003, approximately 95 percent of the Bank's gross notional positions in foreign currency contracts are represented by seven currencies:
Eurodollar, Canadian dollars, British pounds, Australian dollar, Swedish krona, Japanese yen and the Mexican peso.

     Foreign exchange contracts include spot, futures, forwards, options and swaps that enable customers to manage their foreign exchange risk. Spot, future and forward contracts are agreements to exchange currencies at a future date, at a specified rate of exchange. Foreign exchange option contracts give the buyer the right and the seller an obligation (if the buyer asserts his right) to exchange currencies during a specified period (or on a certain date in the case of "European" options) at a specified exchange rate. Cross currency swap contracts are agreements to exchange principal denominated in two different currencies at the spot rate and to repay the principal at a specified future date and exchange rate.

     Equity Contracts

     The Bank enters into equity contracts that enable customers to manage the risk associated with equity price fluctuations. Equity contracts include options and swaps.

     Commodity Contracts

     The Bank enters into commodity contracts that enable customers to manage the risk associated with commodity price fluctuations. Commodity contracts include options and swaps.

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

     Fair Value Hedges

     The Bank uses interest rate swaps to alter the character of 1) revenue earned on certain long-term, fixed rate loans and available-for-sale securities and 2) interest paid on certain long-term, fixed rate deposits. Interest rate swaps convert the loans, securities and deposits from fixed rate to variable rate. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.

     For fair value hedges, as of December 31, 2003 the Bank recorded the fair value of derivative instrument assets and liabilities of $10.7 million and $23.9 million, respectively, in other assets and other liabilities. For fair value hedges, as of December 31, 2002 the Bank recorded the fair value of derivative instrument liabilities of $14.9 million in other liabilities. Net losses recorded for the year-to-date periods ended December 31, 2003 and December 31, 2002 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Bank. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

     Cash Flow Hedges

     The Bank uses interest rate swaps to reduce the variability associated with future interest payments on floating-rate, prime-based loans. Interest rate swaps convert the expected cash flows on the loans from variable to fixed. Changes in the fair value of the swaps are recorded in other comprehensive income.

     For cash flow hedges, as of December 31, 2003 the fair value of the derivative instrument asset was recorded in other assets and was not material to the consolidated financial statements of the Bank. No hedge ineffectiveness was recorded to earnings for the year ended December 31, 2003. The unrealized gain
(loss) in accumulated other comprehensive income related to the interest rate swap is reclassified to earnings in the same period that the interest on the floating-rate loans affects earnings. The amount expected to be reclassified to earnings over the next twelve months is not expected to be material to the consolidated financial statements of the Bank. There were no cash flow hedges in 2002.

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

13. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2003 and 2002. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern Geographic Area

     A majority of the Bank's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. Corporate customers headquartered in the region and serving a national or international market are not included in this concentration because their business is broad-based and not dependent on the region's economy. The Bank's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $14.0 billion or 50 percent of the Bank's total credit exposure at December 31, 2003 and $13.4 billion or 50 percent of the Bank's total credit exposure at December 31, 2002.

     The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 11 to Financial Statements for information on collateral supporting credit facilities.

14. EMPLOYEE BENEFIT PLANS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2003. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 2003. The plan is a multiple-employer plan covering the Bank's employees as well as persons employed by certain affiliated entities.

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.

     Effective January 1, 2002, the plan's benefit formula for new employees was changed to an account-based formula from a final average pay formula. The account-based benefit formula is based upon eligible pay, age and length of service. Prior to January 1, 2002, the plan's benefit formula was a final average pay formula, based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment less an estimated Social Security benefit. For employees who were employed as of December 31, 2001 and leave the Corporation on or after January 1, 2002, benefits are calculated two ways: under the account-based formula for service beginning January 1, 2002 and under the final average pay formula for all service. This group of employees will receive the greater benefit.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. The Bank generally contributes the maximum allowable under the U.S. Internal Revenue Code. For 2003, 2002 and 2001, cumulative contributions were less than the amounts recorded as primary plan pension expense for financial reporting purposes. For 2004, the estimated pension contribution is $13.9 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan (excluding settlement losses and curtailment gains), for 2003, 2002, and 2001 was $22.2 million, $11.7 million and $7.1 million, respectively. The qualified pension accumulated benefit obligation for 2003, 2002, and 2001 was $263.6 million, $233.3 million and $200.3 million, respectively.

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

     FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, permitted employers either to recognize the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the Act) immediately as of the

December 8, 2003, enactment date or to defer recognition until FASB issues further guidance. Specific authoritative guidance on the accounting is pending and guidance, when issued, could require the sponsor to change previously reported information. The deferral was elected by the Bank for 2003 and accordingly, measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act.

     Settlement losses amounting to $2.6 million for the supplemental unfunded retirement plan were recognized in 2003.

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the
Bank:

                                            PENSION BENEFITS            POSTRETIREMENT MEDICAL BENEFITS
                                    --------------------------------   ---------------------------------
                                     2003**      2002**      2001**     2003**      2002**      2001**
                                    ---------   ---------   --------   ---------   ---------   ---------
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at beginning of
  year............................  $ 311,566   $ 248,377   $224,002   $ 44,361    $ 38,389    $ 32,933
Service cost......................     13,867      10,871      8,812      1,569       1,259       1,280
Interest cost.....................     19,239      18,451     16,419      2,917       2,799       2,471
Plan Amendments...................         --       1,585      4,033         --          --          --
Acquisitions/transfers............         --          --         94         --          --          --
Curtailment (gain) or loss........         --          --         --         --          --          --
Benefits paid (net of participant
  contributions)..................    (42,600)    (19,065)   (13,035)    (2,227)     (2,863)     (2,003)
Actuarial (gain) or loss..........     38,863      51,347      8,052      7,549       4,777       3,708
                                    ---------   ---------   --------   --------    --------    --------
Benefit obligation at end of
  year............................  $ 340,935   $ 311,566   $248,377   $ 54,169    $ 44,361    $ 38,389
                                    =========   =========   ========   ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year...............  $ 210,844   $ 236,956   $246,912   $ 24,406    $ 25,962    $ 25,209
Actual return on plan assets......     38,180     (14,316)    (1,361)     7,001      (3,579)     (1,463)
Acquisitions/transfers............         --          --      1,192         --          --          --
Employer contribution.............      8,861       7,269      3,248         --       2,023       2,216
Benefits paid.....................    (42,600)    (19,065)   (13,035)        --          --          --
                                    ---------   ---------   --------   --------    --------    --------
Fair value of plan assets at end
  of year***......................  $ 215,285   $ 210,844   $236,956   $ 31,407    $ 24,406    $ 25,962
                                    =========   =========   ========   ========    ========    ========
Funded Status.....................  $(125,650)  $(100,722)  $(11,421)  $(22,762)   $(19,955)   $(12,427)
Contributions made between
  measurement date (September 30)
  and end of year.................         --          --         --         --          --          --
Unrecognized actuarial (gain) or
  loss............................    131,102     117,006     29,580      7,506       5,079      (5,589)
Unrecognized transition (asset) or
  obligation......................         --          --        (85)    15,641      17,392      19,143
Unrecognized prior service cost...      2,836       2,556        691      1,015       1,184       1,354
                                    ---------   ---------   --------   --------    --------    --------
Net amount at year-end............  $   8,288   $  18,840   $ 18,765   $  1,400    $  3,700    $  2,481
                                    =========   =========   ========   ========    ========    ========
AMOUNTS RECOGNIZED IN THE
  STATEMENT OF CONDITION CONSIST
  OF:
Prepaid benefit cost..............  $      --   $      --   $ 18,765   $  1,400    $  3,700    $  2,481
Accrued benefit liability.........    (44,313)    (25,528)        --         --          --          --
Intangible asset..................      2,836       2,556         --         --          --          --
Accumulated other comprehensive
  income (gross of tax)...........     49,765      41,812         --         --          --          --
                                    ---------   ---------   --------   --------    --------    --------
Net amount recognized at
  year-end........................  $   8,288   $  18,840   $ 18,765   $  1,400    $  3,700    $  2,481
                                    =========   =========   ========   ========    ========    ========
Other comprehensive income
  attributable to change in
  additional minimum liability
  (gross of tax)..................  $   7,953   $  41,812   $     --   $     --    $     --    $     --

                                            PENSION BENEFITS            POSTRETIREMENT MEDICAL BENEFITS
                                    --------------------------------   ---------------------------------
                                     2003**      2002**      2001**     2003**      2002**      2001**
                                    ---------   ---------   --------   ---------   ---------   ---------
                                                               (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT
  COST
Service cost......................  $  13,867   $  10,871   $  8,812   $  1,569    $  1,259    $  1,280
Interest cost.....................     19,239      18,451     16,419      2,917       2,799       2,471
Expected return on plan assets....    (17,591)    (21,778)   (20,066)    (1,953)     (2,077)     (2,017)
Amortization of prior service
  cost............................       (279)       (280)      (745)       169         169         169
Amortization of transition (asset)
  or obligation...................         --         (85)      (313)     1,751       1,751       1,751
Amortization of actuarial (gain)
  or loss.........................      4,638          --        (75)        --        (233)       (548)
                                    ---------   ---------   --------   --------    --------    --------
Net periodic benefit cost.........  $  19,874   $   7,179   $  4,032   $  4,453    $  3,668    $  3,106
                                    =========   =========   ========   ========    ========    ========

---------------

  * Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

 ** Plan assets and obligation measured as of September 30.

*** The actual allocation of plan assets by category are as follows:

                                                              2003   2002   2001
                                                              ----   ----   ----
Pension:
Equity securities...........................................   73%    67%    69%
Fixed income securities.....................................   27%    33%    31%
Postretirement Medical:
Equity securities...........................................   73%    66%    69%
Fixed income securities.....................................   27%    34%    31%

     Investment objectives include the achievement of a total account return (net of fees) which meets or exceeds over a long time horizon the expected return on plan assets, the inflation rate as measured by the Consumer Price Index, and the median performance in a comparable manager universe. The return on asset assumption is based upon management's review of the current rate environment, historical trend analysis and the mix of asset categories represented in the Plan's portfolio. The performance benchmark includes the asset classes of equities and fixed income securities. Plan asset and liability studies are presented to the Investment Committee periodically. The current portfolio target allocation is as follows:

U.S. large capitalization equities..........................   35%
U.S. small capitalization equities..........................   10%
International equities......................................   15%
Emerging market equities....................................    5%
Market bonds................................................   25%
High yield bonds............................................   10%
                                                              ---
                                                              100%

                                                                               POSTRETIREMENT
                                                         PENSION BENEFITS     MEDICAL BENEFITS
                                                        ------------------   ------------------
                                                        2003   2002   2001   2003   2002   2001
                                                        ----   ----   ----   ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate*........................................  6.00%  6.75%  7.50%  6.00%  6.75%  7.50%
Expected return on plan assets........................  8.00%  9.00%  9.00%  8.00%  8.00%  8.00%
Rate of compensation increase.........................  4.50%  5.50%  5.50%   N/A    N/A    N/A

---------------

* Discount rates are used to determine service costs for the subsequent year.

     For measurement purposes, a 10 percent annual rate of increase for pre 65 and a 12 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits was assumed for 2003. The rate will be graded down to 5.0 percent for pre 65 and 5.5 percent for post 65 in 2013 and 2012, respectively, and remain level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                               1-PERCENTAGE     1-PERCENTAGE
                                                              POINT INCREASE   POINT DECREASE
                                                              --------------   --------------
                                                                      (IN THOUSANDS)
Effect on total of service and interest cost components.....      $  892          $  (694)
Effect on postretirement benefit obligation.................      $8,389          $(6,753)

     The following table sets forth the status of the supplemental unfunded retirement plan:

                                                                  SUPPLEMENTAL UNFUNDED
                                                                   RETIREMENT BENEFITS
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 25,544   $ 23,750   $ 19,258
Service cost................................................     1,132      2,273      1,320
Interest cost...............................................     1,075      1,398      1,049
Settlement (gain) or loss...................................     1,546         --         --
Plan amendments/merger......................................        --         --     (3,990)
Benefits paid (net of participant contributions)............      (180)      (239)      (385)
Settlement payments.........................................   (10,872)        --         --
Actuarial (gain) or loss....................................    (4,294)    (1,638)     6,498
                                                              --------   --------   --------
Benefit obligation at end of year...........................  $ 13,951   $ 25,544   $ 23,750
                                                              ========   ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $     --   $     --   $     --
Actual return on plan assets................................        --         --         --
Employer contribution.......................................    11,052        239        385
Benefits paid...............................................   (11,052)      (239)      (385)
                                                              --------   --------   --------
Fair value of plan assets at end of year....................  $     --   $     --   $     --
                                                              ========   ========   ========
Funded Status...............................................  $(13,951)  $(25,544)  $(23,750)
Contributions made between measurement date (September 30)
  and end of year...........................................       916         --         45
Unrecognized actuarial (gain) or loss.......................     3,325      8,020     10,274
Unrecognized transition (asset) or obligation...............        --         12         25
Unrecognized prior service cost.............................    (2,978)    (2,880)    (2,711)
                                                              --------   --------   --------
Prepaid (accrued) benefit cost..............................  $(12,688)  $(20,392)  $(16,117)
                                                              ========   ========   ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $  1,132   $  2,273   $  1,320
Interest cost...............................................     1,075      1,398      1,049
Expected return on plan assets..............................        --         --         --
Amortization of prior service cost..........................        97        170        415
Amortization of transition (asset) or obligation............        13         10         99
Recognized actuarial (gain) or loss.........................        53        664        208
                                                              --------   --------   --------
Net periodic benefit cost...................................  $  2,370   $  4,515   $  3,091
                                                              ========   ========   ========
Additional (gain) or loss recognized due to:
  Settlement................................................  $  2,597   $     --   $     --
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31:
Discount rate...............................................      5.25%      5.50%      6.00%
Rate of compensation increase...............................      4.50%      5.70%      5.70%

     The Bank has a defined contribution plan that is available to virtually all employees. Effective January 1, 2002, the Bank amended the plan to enhance the 401(k) matching contribution and discontinue the profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution was based on the annual financial performance of the Bank relative to predefined targets. The Bank's total expense for this plan was $9.4 million, $9.3 million and $7.8 million in 2003, 2002 and 2001, respectively.

15. STOCK OPTIONS

     The Bank has two primary stock-based compensation plans, an options program and a performance incentive plan. The option plans are accounted for under the fair value based method of accounting and are described below.

Harris Bankcorp Stock Option Program

     The Harris Bankcorp Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

     The Bank has two types of option plans. The Fixed Stock Option Plan consists of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the BMO shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days, after the vesting date. The stock options are exercisable for BMO common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $5.8 million, $5.6 million and $4.5 million in 2003, 2002 and 2001, respectively.

     The following table summarizes the stock option activity for 2003, 2002 and 2001 and provides details of stock options outstanding at December 31, 2003:

                                      2003                         2002                          2001
                           --------------------------   ---------------------------   ---------------------------
                                         WTD. AVG.                     WTD. AVG.                     WTD. AVG.
OPTIONS                     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
-------                    ---------   --------------   ----------   --------------   ----------   --------------
Outstanding at beginning
  of year................  3,994,491       $33.32        3,609,059       $34.30        2,702,246       $39.22
Granted..................         --           --          425,300        26.18        1,160,300        22.70
Exercised................   (470,448)       34.25          (76,115)       30.44         (133,307)       26.94
Forfeited, cancelled.....         --           --               --           --          (90,700)       38.07
Transferred..............   (101,859)       26.18           36,247        13.15          (29,480)       50.36
Expired..................         --           --               --           --               --           --
                           ---------                    ----------                    ----------
Outstanding at end of
  year...................  3,422,184        33.40        3,994,491        33.32        3,609,059        34.30
                           =========                    ==========                    ==========
Options exercisable at
  year-end...............  2,432,304       $35.70        1,552,213       $35.51          810,731       $34.63
Weighted-average fair
  value of options
  granted during the
  year...................                     N/A                        $ 5.27                        $ 3.55

---------------

N/A -- There were no stock options granted during fiscal 2003.

                                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  -------------------------------------------------------   ------------------------------------
                        NUMBER             WTD. AVG.                              NUMBER
   RANGE OF           OUTSTANDING          REMAINING         WTD. AVG.          EXERCISABLE         WTD. AVG.
EXERCISE PRICES    DECEMBER 31, 2003    CONTRACTUAL LIFE   EXERCISE PRICE    DECEMBER 31, 2003    EXERCISE PRICE
---------------   -------------------   ----------------   --------------   -------------------   --------------
    $22-30             1,629,894         7.77 years            $23.66              790,553            $23.61
     34-42             1,072,397         5.37                   37.27            1,072,397             37.27
     46-54               719,893         6.46                   49.70              569,354             49.53
                       ---------                                                 ---------
     22-54             3,422,184         6.74                   33.40            2,432,304             35.70
                       =========                                                 =========

     The fair value of the stock options granted has been estimated using the Rolle-Geske Model with the following assumptions:

                                                              2003    2002     2001
                                                              ----   ------   ------
Risk-free interest rate.....................................  N/A      4.80%    5.50%
Expected life, in years.....................................  N/A       7.0      7.0
Expected volatility.........................................  N/A     23.44%   23.29%
Compound annual dividend growth.............................  N/A      8.39%    9.21%
Estimated fair value per option (US $)......................  N/A    $ 5.27   $ 3.55

---------------

N/A -- There were no stock options granted during fiscal 2003.

Mid-Term Incentive Plan

     The Bank maintains the Mid-Term Incentive Plan which was established in January 2000. The plan is intended to enhance the Bank's ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve BMO's governing objective of maximizing value for its shareholders.

     During 2003 the Bank was party to an agreement made between BMO and a third party to assume the obligation related to the 2003 Mid-Term Inventive Plan. The Bank's share of the payment was $14.5 million. A similar agreement was entered into in 2002 related to the 2002 Mid-Term Incentive Plan for a payment of $8.0 million. These amounts will be recorded as compensation expense over the three year performance cycle of the plan on a straight-line basis. Any future payments required under these plans will be the responsibility of the third party.

     Payouts under the plan to participants depend on the achievement of specific performance criteria that are set at the grant date. The right to receive distributions under the plan vest and are paid out after three years based on various factors including the BMO share price. Compensation expense for this plan totaled $20.5 million, $10.6 million and $6.8 million in 2003, 2002 and 2001, respectively.

16. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $16.6 million in 2003, $15.9 million in 2002 and $13.6 million in 2001. These amounts include real estate taxes, maintenance and other rental-related operating costs of $6.2 million, $6.6 million and $2.9 million for 2003, 2002 and 2001, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 2003 for all noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
2004........................................................     $10,000
2005........................................................       9,251
2006........................................................       8,965
2007........................................................       7,725
2008........................................................       6,086
2009 and thereafter.........................................      16,885
                                                                 -------
  Total minimum future rentals..............................     $58,912
                                                                 =======

     Occupancy expenses for 2003, 2002 and 2001 have been reduced by $17 million, $17 million and $15 million, respectively, for rental income from leased premises.

17. INCOME TAXES

     The 2003, 2002 and 2001 applicable income tax expense (benefit) were as follows:

                                                              FEDERAL     STATE     TOTAL
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
2003:  Current..............................................  $ 31,116   $(1,302)  $ 29,814
       Deferred.............................................     8,374     1,113      9,487
                                                              --------   -------   --------
          Total.............................................  $ 39,490   $  (189)  $ 39,301
                                                              ========   =======   ========
2002:  Current..............................................  $ 58,791   $ 2,480   $ 61,271
       Deferred.............................................     5,247       788      6,035
                                                              --------   -------   --------
          Total.............................................  $ 64,038   $ 3,268   $ 67,306
                                                              ========   =======   ========
2001:  Current..............................................  $ 38,271   $(3,254)  $ 35,017
       Deferred.............................................   (23,860)     (923)   (24,783)
                                                              --------   -------   --------
          Total.............................................  $ 14,411   $(4,177)  $ 10,234
                                                              ========   =======   ========

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2003, 2002 and 2001:

                                                                       DECEMBER 31
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Deferred tax assets:
     Allowance for possible loan losses.....................  $ 91,977   $ 83,194   $ 95,253
     Deferred expense and prepaid income....................    13,155     13,554     13,037
     Deferred employee compensation.........................    19,110     16,605      7,865
     Other assets...........................................       882     16,697     11,641
                                                              --------   --------   --------
       Gross deferred tax assets............................   125,124    130,050    127,796
                                                              --------   --------   --------
Deferred tax liabilities:
     Depreciable assets.....................................   (40,650)   (43,608)   (31,197)
     Other liabilities......................................   (18,684)   (11,165)   (15,386)
                                                              --------   --------   --------
       Gross deferred tax liabilities.......................   (59,334)   (54,773)   (46,583)
                                                              --------   --------   --------
     Deferred tax assets....................................    65,790     75,277     81,213
The tax effect of fair value adjustments on
  available-for-sale securities, minimum pension liabilities and hedging transactions recorded directly to
  stockholder's equity......................................       (76)   (31,507)   (13,258)
                                                              --------   --------   --------
Net deferred tax assets.....................................  $ 65,714   $ 43,770   $ 67,955
                                                              ========   ========   ========

     At December 31, 2003 and 2002, the respective deferred tax assets of $65.8 million and $75.3 million included $59.3 million and $67.7 million for Federal taxes and $6.5 million and $7.6 million for state taxes, respectively. Management believes that the realization of the recognized net deferred tax asset is more likely than not based on existing carryback ability and expectations as to future taxable income.

     Total income tax expense of $39.3 million for 2003, $67.3 million for 2002 and $10.2 million for 2001 reflects effective tax rates of 25.0 percent, 28.2 percent, and 11.1 percent, respectively. The reconciliation between actual tax expense and the amount determined by applying the federal statutory rate of 35 percent to income before income taxes were as follows:

                                                        YEARS ENDED DECEMBER 31
                                 ---------------------------------------------------------------------
                                         2003                    2002                    2001
                                 ---------------------   ---------------------   ---------------------
                                            PERCENT OF              PERCENT OF              PERCENT OF
                                              PRETAX                  PRETAX                  PRETAX
                                  AMOUNT      INCOME      AMOUNT      INCOME      AMOUNT      INCOME
                                 --------   ----------   --------   ----------   --------   ----------
                                                        (DOLLARS IN THOUSANDS)
Computed tax expense...........  $ 55,010      35.0%     $ 83,699      35.0%     $ 32,377      35.0%
Increase (reduction) in income
  tax expense due to:
  Tax-exempt income from loans
     and investments net of
     municipal interest expense
     disallowance..............      (563)     (0.4)         (567)     (0.2)         (891)     (1.0)
  Bank-owned insurance.........   (15,253)     (9.7)      (17,709)     (7.4)      (16,507)    (17.8)
  Equity ownership in
     securitization trust......        --        --            --        --          (278)     (0.3)
  State income taxes...........      (123)     (0.1)        2,124       0.9        (2,715)     (2.9)
  Other, net...................       230       0.2          (241)     (0.1)       (1,752)     (1.9)
                                 --------      ----      --------      ----      --------     -----
Actual tax expense.............  $ 39,301      25.0%     $ 67,306      28.2%     $ 10,234      11.1%
                                 ========      ====      ========      ====      ========     =====

     The tax expense from net gains on security sales amounted to $10.1 million, $23.8 million, and $13.8 million in 2003, 2002 and 2001, respectively.

18. REGULATORY CAPITAL

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

     As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2003 that have changed the capital category of the Bank.

     At December 31, 2003 the Bank had $255 million of minority interest in preferred stock of subsidiaries including $250 million noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7 3/8% per annum. The Bank also had a total of $5 million of preferred stock with cumulative dividends payable at the rate of LIBOR plus 100 basis points adjusted as of the first business day of the calendar quarter that the record date falls. During both 2003 and 2002, $19 million of dividends were paid on the preferred stock. All issues of preferred stock qualify as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

     The following table summarizes the Bank's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                              TO BE WELL CAPITALIZED
                                                     FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                    ACTUAL                 PURPOSES             ACTION PROVISIONS
                             --------------------   ----------------------   ------------------------
                              CAPITAL     CAPITAL     CAPITAL      CAPITAL      CAPITAL      CAPITAL
                               AMOUNT      RATIO       AMOUNT       RATIO       AMOUNT        RATIO
                             ----------   -------   ------------   -------   -------------   --------
                                                          (IN THOUSANDS)
As of December 31, 2003:
  Total Capital to Risk-
     Weighted Assets.......  $1,980,042    12.25%   $ $1,293,089   $  8.00%  $ $1,616,361    $ 10.00%
  Tier 1 Capital to Risk-
     Weighted Assets.......  $1,649,198    10.20%   $  $ 646,744   $  4.00%  $  $ 970,116    $  6.00%
  Tier 1 Capital to Average
     Assets................  $1,649,198     8.52%   $  $ 774,271   $  4.00%  $  $ 967,839    $  5.00%
As of December 31, 2002:
  Total Capital to Risk-
     Weighted Assets.......  $1,928,809    12.50%   $ $1,234,438   $  8.00%  $ $1,543,047    $ 10.00%
  Tier 1 Capital to Risk-
     Weighted Assets.......  $1,572,465    10.19%   $  $ 617,258   $  4.00%  $  $ 925,887    $  6.00%
  Tier 1 Capital to Average
     Assets................  $1,572,465     8.64%   $  $ 727,993   $  4.00%  $  $ 909,991    $  5.00%

19. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Harris Trust and Savings Bank's investment in the combined net assets of its wholly-owned subsidiaries was $792 million and $787 million at December 31, 2003 and 2002, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $100 million of dividends at December 31, 2003. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by the Bank amounted to $60 million and $188 million in 2003 and 2002, respectively.

     The Bank is required by the Federal Reserve Act to maintain reserves against certain of its deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2003 and 2002, daily average reserve balances of $279 million and $266 million, respectively, were required for the Bank. At year-end 2003 and 2002, balances on deposit at the Federal Reserve Bank totaled $164 million and $211 million, respectively.

20. CONTINGENT LIABILITIES

     Harris Trust and Savings Bank and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's financial position or results of operations.

21. OTHER COMPREHENSIVE INCOME

     The following table summarizes the components of other comprehensive income
(loss) shown in stockholder's equity:

                                                                                                TOTAL
                                                                  MINIMUM     UNREALIZED     ACCUMULATED
                                             UNREALIZED GAINS     PENSION       GAIN ON         OTHER
                                            ON AVAILABLE-FOR-    LIABILITY    DERIVATIVE    COMPREHENSIVE
                                             SALE SECURITIES     ADJUSTMENT   INSTRUMENTS      INCOME
                                            ------------------   ----------   -----------   -------------
                                                           (IN THOUSANDS)
Balance at December 31, 2001..............       $20,100          $     --        $--          $20,100
                                                 =======          ========        ===          =======
Balance at December 31, 2002..............       $72,959          $(25,194)       $--          $47,765
                                                 =======          ========        ===          =======
Balance at December 31, 2003..............       $30,962          $(29,986)       $35          $ 1,011
                                                 =======          ========        ===          =======

22. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                          FOREIGN     DOMESTIC     CONSOLIDATED
                                                          --------   -----------   ------------
                                                                     (IN THOUSANDS)
2003
Total operating income..................................  $ 17,790   $ 1,141,897   $ 1,159,687
Total expenses..........................................     1,594     1,000,921     1,002,515
                                                          --------   -----------   -----------
Income before taxes.....................................    16,196       140,976       157,172
Applicable income taxes.................................     6,437        32,864        39,301
                                                          --------   -----------   -----------
Net income..............................................  $  9,759   $   108,112   $   117,871
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $523,206   $19,396,284   $19,919,490
                                                          ========   ===========   ===========
2002
Total operating income..................................  $ 18,305   $ 1,216,787   $ 1,235,092
Total expenses..........................................     2,978       992,974       995,952
                                                          --------   -----------   -----------
Income before taxes.....................................    15,327       223,813       239,140
Applicable income taxes.................................     6,092        61,214        67,306
                                                          --------   -----------   -----------
Net income..............................................  $  9,235   $   162,599   $   171,834
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $559,259   $18,467,759   $19,027,018
                                                          ========   ===========   ===========
2001
Total operating income..................................  $ 22,701   $ 1,523,998   $ 1,546,699
Total expenses..........................................     9,302     1,444,891     1,454,193
                                                          --------   -----------   -----------
Income before taxes.....................................    13,399        79,107        92,506
Applicable income taxes.................................     5,325         4,909        10,234
                                                          --------   -----------   -----------
Net income..............................................  $  8,074   $    74,198   $    82,272
                                                          ========   ===========   ===========
Identifiable assets at year-end.........................  $228,741   $19,507,430   $19,736,171
                                                          ========   ===========   ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2003, 2002 and 2001, identifiable foreign assets accounted for 3 percent, 3 percent and 1 percent, respectively, of total consolidated assets.

23. BUSINESS COMBINATIONS/INTANGIBLES

     At December 31, 2003 and 2002, intangible assets, including goodwill resulting from business combinations, amounted to $166 million and $174 million, respectively. Amortization of these intangibles amounted to $10.3 million in 2003, $10.2 million in 2002 and $23.8 million in 2001. The decrease in the 2002 amortization is primarily due to the Bank's adoption of SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," on October 1, 2002 (see Note 6).

24. RELATED PARTY TRANSACTIONS

     During 2003, 2002 and 2001, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short-term borrowings; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2003, 2002 and 2001, the Bank received from BMO approximately

$17.3 million, $20.8 million and $24.9 million, respectively, primarily for trust services, data processing and other operations support provided by the Bank. The Bank made payments to BMO of approximately $32.0 million, $27.3 million and $32.1 million in 2003, 2002 and 2001, respectively.

     At December 31, 2003, derivative contracts with BMO represent $49.4 million and $102.1 million of unrealized gains and unrealized losses, respectively. At December 31, 2002, derivative contracts with BMO represented $20.3 million and $136.7 million of unrealized gains and unrealized losses, respectively.

     The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in April 2004 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2003, 2002 and 2001 foreign exchange revenues included $5.1 million, $7.2 million and $8.8 million of net profit, respectively, under this agreement.

     On July 3, 2003, the Bank issued a $1.0 billion certificate of deposit ("CD") to a subsidiary of BMO, BMO (Barbados) Limited. The certificate matures June 30, 2008 and bears a 2.84 percent fixed rate of interest, payable quarterly. On August 28, 2003, the Bank issued a $427.7 million CD to BMO (Barbados) Limited. The certificate matures March 31, 2009 and bears a 4.30 percent fixed rate of interest, payable semi-annually. On September 22, 2003, the Bank issued a $570 million CD to BMO (Barbados) Limited. The certificate matures September 24, 2007 and bears a 3.28 percent fixed rate of interest, payable quarterly. Interest expense recognized on these CD's in 2003 was $25.4 million.