Form 10-K/A
period 2003-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2004-04-05
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------


                                      2003
                               Amendment No. 1 to
                                   FORM 10-K


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