Form 10-Q
period 2004-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2004-05-14
CIK 1046788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                ON WHICH REGISTERED
-------------------                              ------------------------
7 3/8% Noncumulative Exchangeable Preferred
Stock, Series A, par value $1.00 per share       New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
  Yes [ ]     No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on May 13, 2004 was 1,000.

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I       FINANCIAL INFORMATION

Item 1.      Financial Statements:
             Consolidated Balance Sheets.................................      2
             Consolidated Statements of Operations and Comprehensive
             Income......................................................      3
             Consolidated Statements of Changes in Stockholders'
             Equity......................................................      4
             Consolidated Statements of Cash Flows.......................      5
             Notes to Financial Statements...............................      6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............      6

Item 3.      Quantitative and Qualitative Disclosures about Market
             Risk........................................................     17

Item 4.      Controls and Procedures.....................................     17

Part II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................     17

Signatures...............................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    DECEMBER 31,    MARCH 31,
                                                                2004           2003          2003
                                                             -----------   ------------   -----------
                                                             (UNAUDITED)    (AUDITED)     (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank.........    $    562      $    926       $    246
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell................................      15,000        11,500         22,000
Notes receivable from Harris Trust and Savings Bank........      15,184        16,547         27,230
Securities available-for-sale:
  Mortgage-backed..........................................     212,427       233,857        325,834
  U.S. Treasury............................................     249,434       229,995        149,991
Securing mortgage collections due from Harris Trust and
  Savings Bank.............................................         603           414            991
Other assets...............................................         962         1,079          1,587
                                                               --------      --------       --------
     TOTAL ASSETS..........................................    $494,172      $494,318       $527,879
                                                               ========      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Broker payable -- due to securities purchase...............    $     --      $     --       $ 25,066
Accrued expenses...........................................          97            84             83
                                                               --------      --------       --------
     TOTAL LIABILITIES.....................................          97            84         25,149
Commitments and contingencies..............................          --            --             --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000,000 and
  20,000,000 shares authorized, 10,000,000 shares issued
  and outstanding..........................................     250,000       250,000        250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding...................................           1             1              1
Additional paid-in capital.................................     240,733       240,733        240,733
Earnings in excess of distributions........................         265         1,230          3,867
Accumulated other comprehensive income -- net unrealized
  gains/(losses) on available-for-sale securities..........       3,076         2,270          8,129
                                                               --------      --------       --------
     TOTAL STOCKHOLDERS' EQUITY............................     494,075       494,234        502,730
                                                               --------      --------       --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............    $494,172      $494,318       $527,879
                                                               ========      ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                              QUARTER ENDED MARCH 31
                                                              ----------------------
                                                                2004         2003
                                                              ---------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell..............................  $    471    $     247
  Notes receivable from Harris Trust and Savings Bank.......       258          472
  Securities available-for-sale:
     Mortgage-backed........................................     2,630        4,526
     U.S. Treasury..........................................        24           48
                                                              --------    ---------
       Total interest income................................     3,383        5,293
NON-INTEREST INCOME:
  Gain on sale of securities................................       398        2,463
                                                              --------    ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................        12           22
  Advisory fees paid to Harris Trust and Savings Bank.......        29           10
  General and administrative................................        96           98
                                                              --------    ---------
       Total operating expenses.............................       137          130
                                                              --------    ---------
Net income..................................................     3,644        7,626
Preferred dividends.........................................     4,609        4,609
                                                              --------    ---------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER...........  $   (965)   $   3,017
                                                              ========    =========
Basic and diluted earnings (loss) per common share..........  $(965.00)   $3,017.00
                                                              ========    =========
Net income..................................................  $  3,644    $   7,626
Other comprehensive income (loss) -- net unrealized
  gains/(losses) on available-for-sale securities...........       806       (2,233)
                                                              --------    ---------
Comprehensive income........................................  $  4,450    $   5,393
                                                              ========    =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                              QUARTER ENDED MARCH 31
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $494,234     $501,946
  Net income................................................      3,644        7,626
  Other comprehensive income (loss).........................        806       (2,233)
  Dividends (preferred stock $0.4609 per share).............     (4,609)      (4,609)
                                                               --------     --------
Balance at March 31.........................................   $494,075     $502,730
                                                               ========     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              QUARTER ENDED MARCH 31
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $   3,644    $   7,626
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (398)      (2,463)
     Net decrease in other assets...........................        117          360
     Increase (decrease) in accrued expenses................         13          (13)
                                                              ---------    ---------
       Net cash provided by operating activities............      3,376        5,510
                                                              ---------    ---------
INVESTING ACTIVITIES:
  Net decrease in securities purchased from Harris Trust and
     Savings Bank under agreement to resell.................     (3,500)      (2,000)
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................      1,363        3,848
  (Increase) decrease in securing mortgage collections due
     from Harris Trust and Savings Bank.....................       (189)       1,939
  Purchases of securities available-for-sale................   (250,000)    (149,929)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................    253,195      144,759
                                                              ---------    ---------
       Net cash provided (used) in investing activities.....        869       (1,383)
                                                              ---------    ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................     (4,609)      (4,609)
                                                              ---------    ---------
  Net decrease in cash on deposit with Harris Trust and
     Savings Bank...........................................       (364)        (482)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................        926          728
                                                              ---------    ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................  $     562    $     246
                                                              =========    =========
NON CASH TRANSACTION
  Unsettled security purchase...............................  $      --    $  25,066
                                                              =========    =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets, primarily U.S. Treasury securities and securities collateralized with real estate mortgages. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. Harris Capital Holdings, Inc., a wholly-owned subsidiary of the Bank, owns 100% of the Company's common stock.

     The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company's 2003 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

     The Company's net income for the first quarter of 2004 was $3.6 million. This represented a $4.0 million or 52% decrease from first quarter 2003 earnings of $7.6 million. Earnings decreased primarily because of a $2.5 million gain on sale of securities in 2003 compared to a $398 thousand gain realized in 2004.

                      HARRIS PREFERRED CAPITAL CORPORATION

     First quarter 2004 interest income on the Notes totaled $258 thousand and yielded 6.4% on $16.1 million of average principal outstanding for the quarter compared to $472 thousand and a 6.4% yield on $29.7 million average principal outstanding for first quarter 2003. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for first quarter 2004 and 2003 was $20 million and $36 million, respectively. Interest income on securities available-for-sale for the current quarter was $2.7 million resulting in a yield of 4.4% on an average balance of $243 million, compared to $4.6 million with a yield of 5.0% on an average balance of $368 million for the same period a year ago. The decrease in interest income is primarily attributable to the reduction in the investment portfolio of mortgage-backed securities.

     There were no Company borrowings during first quarter 2004 or 2003.

     First quarter 2004 operating expenses totaled $137 thousand, an increase of $7 thousand or 5% from the first quarter of 2003. Loan servicing expenses totaled $12 thousand, a decrease of $10 thousand or 45% from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the first quarter 2004 were $29 thousand compared to $10 thousand a year earlier, due to increased costs for processing, recordkeeping and administration. General and administrative expenses totaled $96 thousand, a decrease of $2 thousand over the same period in 2003.

     At March 31, 2004 and 2003, there were no Securing Mortgage Loans on nonaccrual status.

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

     As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $3.4 million provided from operations during the three months ended March 31, 2004 were $1.4 million provided by principal repayments on the Notes and $253.2 million from the maturities and sales of securities available-for-sale. In the prior period ended March 31, 2003, the primary sources of funds other than $5.5 million from operations were $3.8 million provided by principal repayments on the Notes and $144.8 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2004 were $250 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. For the prior year's quarter ended March 31, 2003, the primary

                      HARRIS PREFERRED CAPITAL CORPORATION

uses of funds were $149.9 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2003.

OTHER MATTERS

     As of March 31, 2004, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

                      HARRIS PREFERRED CAPITAL CORPORATION

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                         MARCH 31     DECEMBER 31    MARCH 31
                                                           2004          2003          2003
                                                        -----------   -----------   -----------
                                                        (UNAUDITED)    (AUDITED)    (UNAUDITED)
                                                           (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............  $   901,871   $   823,615   $ 1,244,415
Money market assets:
  Interest-bearing deposits at banks..................      515,190       424,459       321,090
  Federal funds sold..................................      499,744       409,425       467,875
Securities available-for-sale (including $3.09
  billion, $4.07 billion, and $4.39 billion of
  securities pledged as collateral for repurchase
  agreements at March 31, 2004, December 31, 2003 and
  March 31, 2003, respectively).......................    7,111,503     6,624,280     6,183,136
Trading account assets................................       49,411        59,467        34,541
Loans.................................................   10,187,982     9,573,452     9,767,905
Allowance for possible loan losses....................     (242,807)     (234,798)     (208,281)
                                                        -----------   -----------   -----------
  Net loans...........................................    9,945,175     9,338,654     9,559,624
Premises and equipment................................      301,642       302,975       298,711
Customers' liability on acceptances...................        8,048        44,234        23,125
Bank-owned insurance..................................    1,044,956     1,035,239     1,005,261
Loans held for sale...................................      119,126       168,904       197,653
Goodwill and other valuation intangibles..............      163,383       165,978       171,574
Other assets..........................................      595,399       522,260       536,712
                                                        -----------   -----------   -----------
       TOTAL ASSETS...................................  $21,255,448   $19,919,490   $20,043,717
                                                        ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing...  $ 4,315,799   $ 4,231,540   $ 3,521,252
                             -- interest-bearing......    8,512,519     7,844,596     7,051,440
Deposits in foreign offices  -- noninterest-bearing...        4,413        49,016        39,021
                             -- interest-bearing......    1,055,539       616,889       906,958
                                                        -----------   -----------   -----------
       Total deposits.................................   13,888,270    12,742,041    11,518,671
Federal funds purchased and securities sold under
  agreement to repurchase.............................    4,312,135     4,643,406     5,250,145
Short-term borrowings.................................      101,617        10,841       200,649
Short-term senior notes...............................      200,000            --       350,000
Acceptances outstanding...............................        8,048        44,234        23,125
Accrued interest, taxes and other expenses............      159,556       171,422       141,359
Other liabilities.....................................      492,651       230,917       495,790
Minority interest -- preferred stock of subsidiary....      250,000       250,000       250,000
Preferred stock issued to Harris Bankcorp, Inc........        5,000         5,000         5,000
Long-term notes -- subordinated.......................      225,000       225,000       225,000
                                                        -----------   -----------   -----------
       TOTAL LIABILITIES..............................   19,642,277    18,322,861    18,459,739
                                                        -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares
  authorized, issued and outstanding..................      100,000       100,000       100,000
Surplus...............................................      637,933       634,944       629,381
Retained earnings.....................................      878,364       860,674       816,552
Accumulated other comprehensive (loss) income.........       (3,126)        1,011        38,045
                                                        -----------   -----------   -----------
       TOTAL STOCKHOLDER'S EQUITY.....................    1,613,171     1,596,629     1,583,978
                                                        -----------   -----------   -----------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....  $21,255,448   $19,919,490   $20,043,717
                                                        ===========   ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                                    MARCH 31
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS EXCEPT
                                                                   SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................  $120,479    $117,492
Money market assets:
  Deposits at banks.........................................       877         993
  Federal funds sold and securities purchased under
    agreement to resell.....................................     1,427         695
Trading account.............................................       372         453
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................    33,393      42,509
  State and municipal.......................................       279           5
  Other.....................................................       683       1,121
                                                              --------    --------
      Total interest income.................................   157,510     163,268
                                                              --------    --------
INTEREST EXPENSE
Deposits....................................................    34,679      30,319
Short-term borrowings.......................................     9,896      14,220
Senior notes................................................       126         895
Minority interest-dividends on preferred stock of
  subsidiary................................................     4,609       4,609
Long-term notes.............................................     2,578       2,677
                                                              --------    --------
      Total interest expense................................    51,888      52,720
                                                              --------    --------
NET INTEREST INCOME.........................................   105,622     110,548
Provision for loan losses...................................    17,325      17,618
                                                              --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........    88,297      92,930
                                                              --------    --------
NONINTEREST INCOME
Trust and investment management fees........................    23,052      19,738
Money market and bond trading...............................     2,113       3,125
Foreign exchange............................................     1,725         976
Service fees and charges....................................    25,058      27,724
Securities gains............................................    11,281       2,463
Bank-owned insurance........................................    10,388      10,796
Foreign fees................................................     6,150       6,218
Other.......................................................    52,351      50,268
                                                              --------    --------
      Total noninterest income..............................   132,118     121,308
                                                              --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................    74,116      78,768
Pension, profit sharing and other employee benefits.........    20,666      18,123
Net occupancy...............................................    11,912       9,808
Equipment...................................................    13,116      13,069
Marketing...................................................     8,285       7,215
Communication and delivery..................................     5,602       5,598
Expert services.............................................     5,596       6,214
Contract programming........................................     8,291       6,343
Other.......................................................    21,550      20,525
                                                              --------    --------
                                                               169,134     165,663
Goodwill and other valuation intangibles....................     2,596       2,538
                                                              --------    --------
      Total noninterest expenses............................   171,730     168,201
                                                              --------    --------
Income before income taxes..................................    48,685      46,037
Applicable income taxes.....................................    13,887      12,615
                                                              --------    --------
      NET INCOME............................................  $ 34,798    $ 33,422
                                                              ========    ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................  $   3.48    $   3.34
                                                              ========    ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
                                                               (IN THOUSANDS)
NET INCOME..................................................  $34,798   $33,422
OTHER COMPREHENSIVE INCOME:
  Minimum pension liability adjustment net of tax benefit of
     $158 in 2004 and zero in 2003..........................     (259)       --
  Unrealized gains (losses) on available-for-sale
     securities:
     Unrealized holding gains (losses) arising during the
     period, net of tax expense (benefit) of $2,418 in 2004
     and ($5,453) in 2003...................................    3,015    (8,216)
     Less reclassification adjustment for realized gains
     included in income statement, net of tax expense of
     $4,388 in 2004 and $958 in 2003........................   (6,893)   (1,505)
                                                              -------   -------
  Other comprehensive loss..................................   (4,137)   (9,721)
                                                              -------   -------
COMPREHENSIVE INCOME........................................  $30,661   $23,701
                                                              =======   =======

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                   2004          2003
                                                                   ----          ----
                                                                     (IN THOUSANDS)
BALANCE AT JANUARY 1........................................    $1,596,629    $1,577,654
  Net income................................................        34,798        33,422
  Contributions to capital..................................         2,989         2,741
  Dividends -- preferred stock..............................          (108)         (119)
  Dividends -- common stock.................................       (17,000)      (20,000)
  Other comprehensive loss..................................        (4,137)       (9,720)
                                                                ----------    ----------
BALANCE AT MARCH 31.........................................    $1,613,171    $1,583,978
                                                                ==========    ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               QUARTER ENDED MARCH 31
                                                              -------------------------
                                                                 2004          2003
                                                                 ----          ----
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $    34,798   $    33,422
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       17,325        17,617
  Depreciation and amortization, including intangibles......       16,858        16,477
  Deferred tax benefit......................................       (2,416)       (1,411)
  Gain on sales of securities...............................      (11,281)       (2,463)
  Increase in bank-owned insurance..........................      (10,126)      (11,076)
  Trading account net cash sales............................       31,543        38,689
  Net increase in interest receivable.......................       (2,195)       (1,057)
  Net (decrease) increase in interest payable...............       (4,387)        4,722
  Net decrease (increase) in loans held for sale............       49,778       (48,342)
  Other, net................................................      (25,978)       10,979
                                                              -----------   -----------
     Net cash provided by operating activities..............       93,919        57,557
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
     banks..................................................      (90,731)       96,116
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................      (90,319)     (229,925)
  Proceeds from sales of securities available-for-sale......      799,667        44,761
  Proceeds from maturities of securities
     available-for-sale.....................................      927,078     1,180,838
  Purchases of securities available-for-sale................   (1,990,549)   (1,466,830)
  Net increase in loans.....................................     (628,560)     (182,435)
  Purchases of premises and equipment.......................      (10,898)      (12,624)
  Other, net................................................          409            --
                                                              -----------   -----------
     Net cash used by investing activities..................   (1,083,903)     (570,099)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................    1,125,735       480,387
  Net (decrease) increase in Federal funds purchased and
     securities sold under agreement to repurchase..........     (331,271)      189,361
  Net increase (decrease) in other short-term borrowings....       90,776      (100,045)
  Proceeds from issuance of senior notes....................      200,000       750,000
  Repayment of senior notes.................................           --      (600,000)
  Cash dividends paid on common stock.......................      (17,000)      (20,000)
                                                              -----------   -----------
     Net cash provided by financing activities..............    1,068,240       699,703
                                                              -----------   -----------
     NET INCREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       78,256       187,161
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      823,615     1,057,254
                                                              -----------   -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31....  $   901,871   $ 1,244,415
                                                              ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Trust and Savings Bank (the "Bank") is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a wholly-owned subsidiary of Harris Financial Corp. (formerly known as Bankmont Financial Corp.), (a wholly-owned subsidiary of Bank of Montreal). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the three months ended March 31 totaled $56.3 million and $48.0 million in 2004 and 2003, respectively. Cash income tax payments over the same periods totaled $0.5 million and $0.1 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Bank records goodwill and other intangible assets in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually. Intangible assets with finite lives are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Intangible assets with finite lives are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable.

     The carrying value of the Bank's goodwill as of March 31, 2004 was $89.3 million. No impairment was recorded during the quarter ended March 31, 2004.

     The Bank did not have any intangible assets not subject to amortization as of March 31, 2004.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     As of March 31, 2004, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table.

                                                        GROSS CARRYING   ACCUMULATED      NET CARRYING
                                                            AMOUNT       AMORTIZATION        VALUE
                                                        --------------   ------------     ------------
                                                                        (IN THOUSANDS)
Branch network........................................     $145,000        $(74,917)        $70,083
Other.................................................        5,724          (1,748)          3,976
                                                           --------        --------         -------
  Total finite life intangibles.......................     $150,724        $(76,665)        $74,059
                                                           ========        ========         =======

     Total amortization expense for the Bank's intangible assets was $2.6 million for the quarter ended March 31, 2004.

     Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $10.4 million per year.

FIRST QUARTER 2004 COMPARED WITH FIRST QUARTER 2003

SUMMARY

     The Bank had first quarter 2004 net income of $34.8 million, an increase of $1.4 million or 4 percent from first quarter 2003.

     Cash ROE was 10.13 percent in the current quarter and 10.38 percent in first quarter 2003. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity, cash ROE was 10.34 percent for the current year's first quarter, compared to 10.71 percent a year ago.

     First quarter net interest income on a fully taxable equivalent basis was $108.0 million, down $5.6 million or 5 percent from $113.6 million in 2003's first quarter. Average earning assets increased 9 percent to $17.23 billion from $15.85 billion in 2003. Average securities available-for-sale increased $813 million. Net interest margin decreased to 2.52 percent from 2.90 percent in the same quarter last year.

     The first quarter 2004 provision for loan losses of $17.3 million was down slightly from $17.6 million in the first quarter of 2003. Net charge-offs were $9.3 million compared to $16.3 million in the prior year's quarter. The decrease is attributable to lower charge-offs and greater recoveries in the commercial loan portfolio.

     First quarter 2004 noninterest income of $132.1 million increased $10.8 million from the same quarter last year. Most of the increase was the result of an $8.8 million increase in net gains from securities sales compared to a year ago quarter. Trust revenue and foreign exchange income increased from first quarter 2003. The Bank also experienced a $7.1 million gain on the sale of assets received in an earlier troubled debt restructuring and a gain on the termination of a swap.

     First quarter 2004 noninterest expenses of $171.7 million increased $3.5 million or 2 percent from the year-ago quarter.

     Nonperforming assets at March 31, 2004 were $159 million or 1.56 percent of total loans, compared to $172 million or 1.79 percent at December 31, 2003 and $175 million or 1.79 percent a year ago. At March 31, 2004, the allowance for possible loan losses was $243 million, equal to 2.38 percent of loans outstanding, compared to $208 million or 2.13 percent at the end of first quarter 2003. As a result, the ratio of the allowance for possible loan losses to nonperforming assets was 152 percent at March 31, 2004 compared to 119 percent at March 31, 2003.

     At March 31, 2004, Tier 1 capital of the Bank amounted to $1.68 billion, up from $1.59 billion one year earlier. The regulatory leverage capital ratio was
8.51 percent for the first quarter of 2004 compared to 8.70 percent in the same quarter of 2003. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 2004 Tier 1 and total risk-based capital ratios were 9.86 percent and 11.81 percent compared to respective ratios of 9.92 percent and 12.12 percent at March 31, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Liquidity Risk Management" and "Market Risk Management" under Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 6.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2004, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There was no change in the Company's internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. (A) EXHIBITS

            31.1 CERTIFICATION OF JANINE MULHALL PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        (b) REPORTS ON FORM 8-K:

            FORM 8-K WAS FILED ON JANUARY 30, 2004, REPORTING ITEM 4, "CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May 2004.

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