Form 10-Q
period 2004-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2004-08-13
CIK 1046788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     The number of shares of Common Stock, $1.00 par value, outstanding on August 13, 2004 was 1,000.

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I             FINANCIAL INFORMATION

Item 1.            Financial Statements:
                   Consolidated Balance Sheets.................................      2
                   Consolidated Statements of Operations and Comprehensive
                   Income......................................................      3
                   Consolidated Statements of Changes in Stockholders'
                   Equity......................................................      4
                   Consolidated Statements of Cash Flows.......................      5
                   Notes to Financial Statements...............................      6

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...............      6

Item 3.            Quantitative and Qualitative Disclosures about Market
                   Risk........................................................     18

Item 4.            Controls and Procedures.....................................     18

Part II            OTHER INFORMATION

Item 6.            Exhibits and Reports on Form 8-K............................     18

Signatures.....................................................................     19

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30     DECEMBER 31      JUNE 30
                                                               2004           2003          2003
                                                            -----------   ------------   -----------
                                                            (UNAUDITED)    (AUDITED)     (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank........   $  6,081       $    926      $    312
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell...............................     16,000         11,500        17,500
Notes receivable from Harris Trust and Savings Bank.......     14,013         16,547        22,933
Securities available-for-sale:
  Mortgage-backed.........................................    405,248        233,857       343,900
  U.S. Treasury...........................................     39,800        229,995       114,995
Securing mortgage collections due from Harris Trust and
  Savings Bank............................................        281            414         1,534
Other assets..............................................      1,643          1,079         1,832
                                                             --------       --------      --------
     TOTAL ASSETS.........................................   $483,066       $494,318      $503,006
                                                             ========       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses..........................................   $     33       $     84      $     82
                                                             --------       --------      --------
Commitments and contingencies.............................         --             --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series
  A ($1 par value); liquidation value of $250,000,000 and
  20,000,000 shares authorized, 10,000,000 shares issued
  and outstanding.........................................    250,000        250,000       250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding..................................          1              1             1
Additional paid-in capital................................    240,733        240,733       240,733
Earnings in excess (less than) of distributions...........       (634)         1,230         3,938
Accumulated other comprehensive income -- net unrealized
  gains/ (losses) on available-for-sale securities........     (7,067)         2,270         8,252
                                                             --------       --------      --------
     TOTAL STOCKHOLDERS' EQUITY...........................    483,033        494,234       502,924
                                                             --------       --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $483,066       $494,318      $503,006
                                                             ========       ========      ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                       QUARTER ENDED        SIX MONTHS ENDED
                                                          JUNE 30               JUNE 30
                                                     -----------------   ----------------------
                                                       2004      2003       2004        2003
                                                     --------   ------   ----------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to resell........  $    312   $  296   $      783   $     543
  Notes receivable from Harris Trust and Savings
     Bank..........................................       234      413          492         885
  Securities available-for-sale:
     Mortgage-backed...............................     3,299    4,050        5,929       8,576
     U.S. Treasury.................................         2       20           26          68
                                                     --------   ------   ----------   ---------
       Total interest income.......................     3,847    4,779        7,230      10,072
NON-INTEREST INCOME:
  Gain on sale of securities.......................        --       --          398       2,463
                                                     --------   ------   ----------   ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and
     Savings Bank..................................        12       19           24          41
  Advisory fees paid to Harris Trust and Savings
     Bank..........................................        28       10           57          20
  General and administrative.......................        97       70          193         168
                                                     --------   ------   ----------   ---------
       Total operating expenses....................       137       99          274         229
                                                     --------   ------   ----------   ---------
Net income.........................................     3,710    4,680        7,354      12,306
Preferred dividends................................     4,609    4,609        9,218       9,218
                                                     --------   ------   ----------   ---------
NET (DEFICIT) INCOME AVAILABLE TO COMMON
  STOCKHOLDER......................................  $   (899)  $   71   $   (1,864)      3,088
                                                     ========   ======   ==========   =========
Basic and diluted (losses) earnings per common
  share............................................  $(899.00)  $71.00   $(1,864.00)  $3,088.00
                                                     ========   ======   ==========   =========
Net income.........................................  $  3,710   $4,680   $    7,354   $  12,306
Other comprehensive (loss) income -- net unrealized
  gains/(losses) on available-for-sale
  securities.......................................   (10,143)     123       (9,337)     (2,110)
                                                     --------   ------   ----------   ---------
Comprehensive (loss) income........................  $ (6,433)  $4,803   $   (1,983)  $  10,196
                                                     ========   ======   ==========   =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $494,234     $501,946
  Net income................................................      7,354       12,306
  Other comprehensive loss..................................     (9,337)      (2,110)
  Dividends (preferred stock $0.4109 per share per
     quarter)...............................................     (9,218)      (9,218)
                                                               --------     --------
Balance at June 30..........................................   $483,033     $502,924
                                                               ========     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $   7,354   $  12,306
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (398)     (2,463)
     (Increase) decrease in other assets....................       (564)        115
     Net decrease in accrued expenses.......................        (51)        (14)
                                                              ---------   ---------
       Net cash provided by operating activities............      6,341       9,944
                                                              ---------   ---------
INVESTING ACTIVITIES:
  (Decrease) increase in securities purchased from Harris
     Trust and Savings Bank under agreement to resell.......     (4,500)      2,500
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................      2,534       8,145
  Net decrease in securing mortgage collections due from
     Harris Trust and Savings Bank..........................        133       1,396
  Purchases of securities available-for-sale................   (516,889)   (340,490)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................    526,754     327,307
                                                              ---------   ---------
       Net cash provided (used) in investing activities.....      8,032      (1,142)
                                                              ---------   ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................     (9,218)     (9,218)
                                                              ---------   ---------
  Increase (decrease) in cash on deposit with Harris Trust
     and Savings Bank.......................................      5,155        (416)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................        926         728
                                                              ---------   ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................  $   6,081   $     312
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

RESULTS OF OPERATIONS

SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

     The Company's net income for the second quarter of 2004 was $3.7 million. This represented a $1 million or 21% decrease from second quarter 2003 earnings of $4.7 million. Earnings declined primarily because of reduced interest income on earning assets.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Second quarter 2004 interest income on the Notes totaled $234 thousand and yielded 6.4% on $14.7 million of average principal outstanding for the quarter compared to $413 thousand and a 6.4% yield on $25.8 million average principal outstanding for second quarter 2003. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for second quarter 2004 and 2003 was $18 million and $32 million, respectively. Interest income on securities available-for-sale for the current quarter was $3.3 million resulting in a yield of 4.3% on an average balance of $310 million, compared to $4.1 million with a yield of 4.6% on an average balance of $354 million for the same period a year ago. The decrease in interest income is primarily attributable to the reduction in the investment portfolio and lower interest rate of mortgage-backed securities. During the current quarter, additional securities were purchased, bringing the June 30, 2004 balance to $435 million with an average yield at that date of approximately 4.40%.

     There were no Company borrowings during second quarter 2004 or 2003.

     Second quarter 2004 operating expenses totaled $137 thousand, an increase of $38 thousand or 38% from the second quarter of 2003. Loan servicing expenses totaled $12 thousand, a decrease of $7 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the second quarter 2004 were $28 thousand compared to $10 thousand a year earlier, due to increased costs for processing, recordkeeping and administration. General and administrative expenses totaled $97 thousand, an increase of $27 thousand over the same period in 2003 as a result of additional costs for insurance, compliance, printing and processing.

     At June 30, 2004 and 2003, there were no Securing Mortgage Loans on nonaccrual status.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH JUNE 30, 2003

     The Company's net income for the six months ended June 30, 2004 was $7.3 million. This represented a $5 million decrease or 40% from 2003 earnings. Earnings declined primarily because of reduced interest income on earning assets and a substantial decrease in gains from security sales.

     Interest income on securities purchased under agreement to resell for the six months ended June 30, 2004 was $783 thousand, an increase of $240 thousand from the same period in 2003. Interest income on the Notes for the six months ended June 30, 2004 totaled $492 thousand and yielded 6.4% on $15 million of average principal outstanding compared to $885 thousand of income yielding 6.4% on $28 million of average principal outstanding for the same period in 2003. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $19 million for the six months ended June 20, 2004 and $34 million for the same period in 2003. There were no Company borrowings during either period. Interest income on securities available-for-sale for the six months ended June 30, 2004 was $6.0 million resulting in a yield of 4.3% on an average balance of $277 million, compared to $8.6 million resulting in a yield of 4.8% on an average balance of $361 million a year ago. The decrease in interest income from available-for-sale securities is primarily attributable to the decrease in the investment portfolio and the reduction in yield for the greater part of the current period. Gains from investment securities sales for the six months ended June 30, 2004 were $398 thousand compared to $2.5 million a year ago.

     Operating expenses for the six months ended June 30, 2004 totaled $274 thousand, an increase of $45 thousand from a year ago. Loan servicing expenses for the six months ended June 30, 2004 totaled $24 thousand, a decrease of $17 thousand or 41% from 2003. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the six months ended June 30, 2004 were $57 thousand compared to $20 thousand a year ago; primarily attributable to increased costs for processing, recordkeeping and administration. General and administrative expenses totaled $193 thousand, an increase of $25 thousand or 15% over the same period in 2003 as a result of additional insurance, compliance, printing and processing costs.

                      HARRIS PREFERRED CAPITAL CORPORATION

     On June 30, 2004, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2004, as declared on June 1, 2004. On June 30, 2003, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2003, as declared on June 3, 2003. On a year-to-date basis, the Company declared and paid $9.2 million of dividends to holders of preferred shares for each of the six-month periods ended June 30, 2004 and 2003.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal asset management requirements are to maintain the current earning asset portfolio size through the acquisition of additional Notes or other qualifying assets in order to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained as a result of repayment of principal balances of individual Securing Mortgage Loans or maturities or sales or securities. The payment of dividends on the Preferred Shares is made from legally available funds, arising from operating activities of the Company and sales or maturities of portfolio securities. The Company's cash flows from operating activities principally consist of the collection of interest on the mortgage-backed securities and other earning assets. The Company does not have and does not anticipate having any material capital expenditures.

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

     As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $6.34 million provided from operations during the six months ended June 30, 2004 were $2.5 million provided by principal repayments on the Notes and $526.8 million from the maturities and sales of securities available-for-sale. In the prior period ended June 30, 2003, the primary sources of funds other than $9.9 million from operations were $8.1 million provided by principal repayments on the Notes and $327.3 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2004 were $516.9 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the six-months ended June 30, 2003, the primary uses of funds were $340.5 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2003.

OTHER MATTERS

     As of June 30, 2004, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

                      HARRIS PREFERRED CAPITAL CORPORATION

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                          JUNE 30     DECEMBER 31     JUNE 30
                                                           2004          2003          2003
                                                        -----------   -----------   -----------
                                                        (UNAUDITED)    (AUDITED)    (UNAUDITED)
                                                           (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............  $ 1,118,125   $   823,615   $ 1,096,975
Money market assets:

  Interest-bearing deposits at banks..................      410,111       424,459       355,839

  Federal funds sold..................................      768,168       409,425       679,238
Securities available-for-sale (including $2.87
  billion, $4.07 billion, and $5.20 billion of
  securities pledged as collateral for repurchase
  agreements at June 30, 2004, December 31, 2003 and
  June 30, 2003, respectively)........................    5,367,110     6,624,280     6,816,419
Trading account assets................................       94,879        59,467        52,948
Loans.................................................   10,648,356     9,573,452     9,802,195
Allowance for possible loan losses....................     (234,059)     (234,798)     (215,833)
                                                        -----------   -----------   -----------

  Net loans...........................................   10,414,297     9,338,654     9,586,362
Premises and equipment................................      305,755       302,975       301,098
Customers' liability on acceptances...................        7,934        44,234        25,326
Bank-owned insurance..................................    1,053,436     1,035,239     1,014,876
Loans held for sale...................................      122,432       168,904       239,818
Goodwill and other valuation intangibles..............      160,787       165,978       169,321
Other assets..........................................      471,866       522,260       553,698
                                                        -----------   -----------   -----------

       TOTAL ASSETS...................................  $20,294,900   $19,919,490   $20,891,918
                                                        ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing...  $ 3,982,996   $ 4,231,540   $ 4,128,062
                             -- interest-bearing......    8,031,987     7,844,596     6,570,548
Deposits in foreign offices  -- noninterest-bearing...           --        49,016        27,194
                             -- interest-bearing......    1,016,051       616,889     1,002,636
                                                        -----------   -----------   -----------
       Total deposits.................................   13,031,034    12,742,041    11,728,440
Federal funds purchased and securities sold under
  agreement to repurchase.............................    4,431,378     4,643,406     5,505,440
Short-term borrowings.................................      300,397        10,841       301,562
Short-term senior notes...............................      100,000            --       600,000
Acceptances outstanding...............................        7,934        44,234        25,326
Accrued interest, taxes and other expenses............      171,035       171,422       147,286
Other liabilities.....................................      203,337       230,917       485,361
Minority interest -- preferred stock of subsidiary....      250,000       250,000       250,000
Preferred stock issued to Harris Bankcorp, Inc........        5,000         5,000         5,000
Long-term notes -- subordinated.......................      200,000       225,000       225,000
                                                        -----------   -----------   -----------

       TOTAL LIABILITIES..............................   18,700,115    18,322,861    19,273,415
                                                        -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares
  authorized, issued and outstanding..................      100,000       100,000       100,000
Surplus...............................................      644,535       634,944       631,274
Retained earnings.....................................      909,830       860,674       831,957
Accumulated other comprehensive (loss) income.........      (59,580)        1,011        55,272
                                                        -----------   -----------   -----------

       TOTAL STOCKHOLDER'S EQUITY.....................    1,594,785     1,596,629     1,618,503
                                                        -----------   -----------   -----------

       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.....  $20,294,900   $19,919,490   $20,891,918
                                                        ===========   ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 QUARTER ENDED       SIX MONTHS ENDED
                                                                    JUNE 30               JUNE 30
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................  $130,660   $121,747   $251,830   $239,239
Money market assets:
  Deposits at banks.........................................       881        763      1,758      1,756
  Federal funds sold and securities purchased under
    agreement to resell.....................................     1,915      1,000      3,362      1,695
Trading account.............................................       622        404        994        857
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................    28,521     42,966     61,957     85,475
  State and municipal.......................................       305          7        584         12
  Other.....................................................     2,505        348      3,192      1,469
                                                              --------   --------   --------   --------
      Total interest income.................................   165,409    167,235    323,677    330,503
                                                              --------   --------   --------   --------
INTEREST EXPENSE
Deposits....................................................    35,272     28,527     70,147     58,846
Short-term borrowings.......................................    10,097     15,334     20,025     29,554
Senior notes................................................     1,273      1,703      1,399      2,598
Minority interest-dividends on preferred stock of
  subsidiary................................................     4,610      4,610      9,219      9,219
Long-term notes.............................................     1,932      2,610      4,510      5,287
                                                              --------   --------   --------   --------
      Total interest expense................................    53,184     52,784    105,300    105,504
                                                              --------   --------   --------   --------
NET INTEREST INCOME.........................................   112,225    114,451    218,377    224,999
Provision for loan losses...................................         0     30,282     17,325     47,900
                                                              --------   --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   112,225     84,169    201,052    177,099
                                                              --------   --------   --------   --------
NONINTEREST INCOME
Trust and investment management fees........................    23,208     20,604     46,260     40,342
Money market and bond trading...............................     3,574      3,635      5,687      6,760
Foreign exchange............................................     1,435      1,250      3,160      2,226
Service fees and charges....................................    26,028     29,182     51,131     56,906
Securities gains............................................    14,113      5,856     25,608      8,319
Bank-owned insurance investments............................    10,116     10,773     20,504     21,569
Gains from loan restructuring...............................        --         --      7,131         --
Foreign fees................................................     5,732      6,220     11,882     12,438
Other.......................................................    40,828     48,554     86,061     98,822
                                                              --------   --------   --------   --------
      Total noninterest income..............................   125,034    126,074    257,424    247,382
                                                              --------   --------   --------   --------
NONINTEREST EXPENSES
Salaries and other compensation.............................    73,957     74,294    148,256    153,062
Pension, profit sharing and other employee benefits.........    21,403     18,939     42,097     37,062
Net occupancy...............................................    11,357     10,760     23,285     20,568
Equipment...................................................    13,527     14,123     26,652     27,192
Marketing...................................................     8,677      7,518     16,969     14,733
Communication and delivery..................................     5,190      5,427     10,805     11,025
Expert services.............................................     6,144      7,181     11,746     13,395
Contract programming........................................     5,267      6,423     13,558     12,766
Other.......................................................    22,305     19,900     43,948     38,813
                                                              --------   --------   --------   --------
                                                               167,827    164,565    337,316    328,616
Amortization of valuation intangibles.......................     2,596      4,365      5,191      8,515
                                                              --------   --------   --------   --------
      Total noninterest expenses............................   170,423    168,930    342,507    337,131
                                                              --------   --------   --------   --------
Income before income taxes..................................    66,836     41,313    115,969     87,350
Applicable income taxes.....................................    20,828     10,795     34,886     23,410
                                                              --------   --------   --------   --------
      NET INCOME............................................  $ 46,008   $ 30,518   $ 81,083   $ 63,940
                                                              ========   ========   ========   ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................  $   4.60   $   3.05   $   8.11   $   6.39
                                                              ========   ========   ========   ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                         QUARTER ENDED       SIX MONTHS ENDED
                                                            JUNE 30              JUNE 30
                                                       ------------------   ------------------
                                                         2004      2003       2004      2003
                                                       --------   -------   --------   -------
                                                                   (IN THOUSANDS)
NET INCOME...........................................  $ 46,008   $30,518   $ 81,083   $63,940
OTHER COMPREHENSIVE INCOME:
  Minimum pension liability adjustment net of tax
     benefit for the quarter of $1,591 in 2004 and
     zero in 2003 and net of tax benefit for the
     year-to-date period of $1,749 in 2004 and zero
     in 2003.........................................    (3,152)       --     (3,411)       --
  Unrealized (losses) gains on available-for-sale
     securities:
     Unrealized holding (losses) gains arising during
     the period, net of tax (benefit) expense for the
     quarter of ($29,589) in 2004 and $13,598 in 2003
     and net of tax (benefit) expense for the
     year-to-date period of ($27,171) in 2004 and
     $8,145 in 2003..................................   (45,798)   20,806    (42,202)   12,590
     Less reclassification adjustment for realized
     gains included in income statement, net of tax
     expense for the quarter of $5,574 in 2004 and
     $2,278 in 2003 and net of tax expense for the
     year-to-date period of $9,962 in 2004 and $3,236
     in 2003.........................................    (8,539)   (3,578)   (15,646)   (5,083)
                                                       --------   -------   --------   -------
  Other comprehensive (loss) income..................   (57,489)   17,228    (61,259)    7,507
                                                       --------   -------   --------   -------
COMPREHENSIVE (LOSS) INCOME..........................  $(11,481)  $47,746   $ 19,824   $71,447
                                                       ========   =======   ========   =======

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $1,596,629   $1,577,654
  Net income................................................      81,083       63,940
  Contributions to capital..................................       4,991        4,635
  Contribution of parent's banking assets...................      14,984           --
  Dividend of non-bank subsidiary...........................      (5,357)          --
  Adjustment of prior quarters' preferred dividends.........         767           --
  Dividends -- preferred stock..............................         (53)        (233)
  Dividends -- common stock.................................     (37,000)     (35,000)
  Other comprehensive (loss) income.........................     (61,259)       7,507
                                                              ----------   ----------
BALANCE AT JUNE 30..........................................  $1,594,785   $1,618,503
                                                              ==========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $    81,083   $    63,940
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       17,325        47,899
  Depreciation and amortization, including intangibles......       33,590        32,727
  Deferred tax expense......................................          775         1,128
  Gain on sales of securities...............................      (25,608)       (8,319)
  Increase in bank-owned insurance..........................      (19,950)      (21,756)
  Trading account net cash purchases........................      (43,981)       (2,883)
  Net decrease (increase) in interest receivable............        8,051          (992)
  Net (decrease) increase in interest payable...............       (3,839)        3,642
  Net decrease (increase) in loans held for sale............       46,472       (90,507)
  Other, net................................................       22,066        29,357
                                                              -----------   -----------
     Net cash provided by operating activities..............      115,984        54,236
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits at banks........       14,348        61,367
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................     (352,621)     (441,288)
  Proceeds from sales of securities available-for-sale......    2,316,660       214,760
  Proceeds from maturities of securities
     available-for-sale.....................................    2,418,932     2,409,116
  Purchases of securities available-for-sale................   (3,526,448)   (3,489,126)
  Net increase in loans.....................................     (978,272)     (244,193)
  Purchases of premises and equipment.......................      (27,471)      (26,896)
  Other, net................................................        1,753         1,065
                                                              -----------   -----------
     Net cash used by investing activities..................     (133,119)   (1,515,195)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Cash received in contribution of parent's banking
     assets.................................................        3,379            --
  Net increase in deposits..................................      206,814       690,156
  Net (decrease) increase in Federal funds purchased and
     securities sold under agreement to repurchase..........     (221,028)      444,656
  Net increase in other short-term borrowings...............      289,556           868
  Proceeds from issuance of senior notes....................    1,130,000     1,625,000
  Repayment of senior notes.................................   (1,030,000)   (1,225,000)
  Proceeds from issuance of long-term notes.................      200,000            --
  Repayment of long-term notes..............................     (225,000)           --
  Cash dividends paid on common stock.......................      (37,000)      (35,000)
  Cash portion of dividend of non-bank subsidiary...........       (5,076)           --
                                                              -----------   -----------
     Net cash provided by financing activities..............      311,645     1,500,680
                                                              -----------   -----------
     NET INCREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................      294,510        39,721
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      823,615     1,057,254
                                                              -----------   -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30.....  $ 1,118,125   $ 1,096,975
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the six months ended June 30 totaled $109.1 million and $101.9 million in 2004 and 2003, respectively. Cash income tax payments over the same periods totaled $27.6 million and $0.6 million, respectively.

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

     The carrying value of the Bank's goodwill as of June 30, 2004 was $89.3 million. No impairment was recorded during the quarter ended June 30, 2004.

     Other than goodwill, the Bank did not have any intangible assets not subject to amortization as of June 30, 2004.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     As of June 30, 2004, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table.

                                                         GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                             AMOUNT       AMORTIZATION      VALUE
                                                         --------------   ------------   ------------
                                                                        (IN THOUSANDS)
Branch network.........................................     $145,000        $(77,333)      $67,667
Other..................................................        5,724          (1,927)        3,797
                                                            --------        --------       -------
  Total finite life intangibles........................     $150,724        $(79,260)      $71,464
                                                            ========        ========       =======

     Total amortization expense for the Bank's intangible assets was $2.6 million for the quarter ended June 30, 2004.

     Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $10.4 million per year.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

SECOND QUARTER 2004 COMPARED WITH SECOND QUARTER 2003

SUMMARY

     The Bank had second quarter 2004 net income of $46.0 million, an increase of $15.5 million or 51 percent from second quarter 2003.

     Cash ROE was 13.21 percent in the current quarter and 8.97 percent in the second quarter 2003. Excluding the impact of unrealized gains and losses in the securities portfolio recorded directly to equity, cash ROE was 13.21 percent in the current quarter, compared to 9.46 percent a year ago.

     Second quarter net interest income on a fully taxable equivalent basis was $114.3 million, down $3.1 million or 3 percent from $117.4 million in 2003's second quarter. Average earning assets increased 7 percent to $18.01 billion from $16.86 billion in 2003, due in part to an increase of $563 million in average loans. Net interest margin decreased to 2.55 percent in the current quarter from 2.79 percent in the year-ago quarter, reflecting the impact of declining yields in the securities portfolio and volume increases in higher-cost supporting funds, somewhat offset by greater levels of noninterest-bearing funds.

     There was no provision for loan losses in the current quarter, a decrease of $30.3 million from the second quarter of 2003. This decrease in provisions was a result of the reduction in net charge-offs during the first half of 2004 as well as management's assessment that declining non-performing loan levels will result in potentially lower loan losses. Net charge-offs decreased to $10.0 million from $22.7 million in the prior year.

     Second quarter noninterest income of $125.0 million decreased $1.0 million from the same quarter last year. Net gains from securities sales increased $8.3 million. This was offset by declines in mortgage sale income and service fees and charges.

     Second quarter 2004 noninterest expenses of $170.4 million increased $1.5 million from the year ago quarter.

     Nonperforming assets at June 30, 2004 were $146 million or 1.37 percent of total loans, down from $159 million or 1.56 percent at March 31, 2004, and $202 million or 2.06 percent a year ago. At June 30, 2004, the allowance for possible loan losses was $234 million, equal to 2.20 percent of loans outstanding, compared to $216 million or 2.20 percent at the end of second quarter 2003. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 107 percent at June 30, 2003 to 161 percent at June 30, 2004.

     At June 30, 2004, Tier 1 capital of the Bank amounted to $1.72 billion, up from $1.61 billion one year earlier. The regulatory leverage capital ratio was
8.34 percent for the second quarter of 2004 compared to 8.35 percent in the same quarter of 2003. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's June 30, 2004 Tier 1 and total risk-based capital ratios were 9.68 percent and 12.06 percent compared to respective ratios of 9.65 percent and 11.80 percent at June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH JUNE 30, 2003

SUMMARY

     The Bank had net income for the six months ended June 30, 2003 of $81.1 million, an increase of $17.1 million or 27 percent from the same period a year ago.

     Excluding the impact of unrealized gains and losses in the securities portfolio, cash ROE was 11.81 percent, up from 10.04 percent last year.

     Net interest income on a fully taxable equivalent basis was $222.9 million, down $8.1 million or 4 percent from $231.0 million in 2003's year-to-date period. Average earning assets increased 8 percent to $17.65 billion from $16.36 billion in 2003. Average securities available for sale showed the largest increase, up $465 million from last year. Net interest margin decreased to 2.54 percent from 2.84 percent in 2003, reflecting the impact of declining yields in the securities portfolio.

     The year-to-date 2004 provision for loan losses of $17.3 million was down $30.6 million from $47.9 million in 2003. Net charge-offs were $19.3 million, a decrease of $19.8 million from last year, resulting from lower commercial loan write-offs.

     Noninterest income of $257.4 million increased $10.0 million from the same period last year. Net gains from securities sales increased $17.3 million compared to a year ago. Trust revenue increased and the Bank realized a $7.1 million gain on the sale of assets received in an earlier troubled debt restructuring and a gain on the termination of a swap. These were offset by decreases in mortgage sale income and service fees and charges.

     Noninterest expenses of $342.5 million increased $5.4 million or 2 percent from the year ago period. Income tax expense increased $11.5 million, reflecting higher pretax income from year ago results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Liquidity Risk Management" and "Market Risk Management" under Management's Discussion and Analysis of Financial Condition on page 8 and Results of Operations on page 6.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2004, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. (A) EXHIBITS

            31.1 CERTIFICATION OF JANINE MULHALL PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

          32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        (b) REPORTS ON FORM 8-K:

            NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 2004.

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