Form 10-Q
period 2004-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2004-11-12
CIK 1046788

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     The number of shares of Common Stock, $1.00 par value, outstanding on November 12, 2004 was 1,000.

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I           FINANCIAL INFORMATION

Item 1.          Financial Statements:
                 Consolidated Balance Sheets.................................      2
                 Consolidated Statements of Operations and Comprehensive
                 Income......................................................      3
                 Consolidated Statements of Changes in Stockholders'
                 Equity......................................................      4
                 Consolidated Statements of Cash Flows.......................      5
                 Notes to Financial Statements...............................      6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................      6

Item 3.          Quantitative and Qualitative Disclosures about Market
                 Risk........................................................     19

Item 4.          Controls and Procedures.....................................     19

Part II          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K............................     19

Signatures.....  ............................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                              2004          2003           2003
                                                          ------------   -----------   ------------
                                                          (UNAUDITED)     (AUDITED)    (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank......    $ 30,228      $    926       $    141
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.............................      16,000        11,500         13,000
Notes receivable from Harris Trust and Savings Bank.....      12,958        16,547         18,753
Securities available-for-sale:
     Mortgage-backed....................................     429,915       233,857        289,566
     U.S. Treasury......................................      29,993       229,995        175,000
Securing mortgage collections due from Harris Trust and
  Savings Bank..........................................         121           414          1,135
Other assets............................................       1,653         1,079          1,143
                                                            --------      --------       --------
       TOTAL ASSETS.....................................    $520,868      $494,318       $498,738
                                                            ========      ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Broker payable -- due to securities purchase............    $ 29,991      $     --       $     --
Accrued expenses........................................          42            84             20
                                                            --------      --------       --------
  TOTAL LIABILITIES.....................................      30,033            84             20
Commitments and contingencies...........................          --            --             --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000,000 and 20,000,000 shares authorized,
  10,000,000 shares issued and outstanding..............     250,000       250,000        250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding................................           1             1              1
Additional paid-in capital..............................     240,733       240,733        240,733
Earnings (less than) in excess of distributions.........        (971)        1,230          3,261
Accumulated other comprehensive income -- net unrealized
  gains on available-for-sale securities................       1,072         2,270          4,723
                                                            --------      --------       --------
       TOTAL STOCKHOLDERS' EQUITY.......................     490,835       494,234        498,718
                                                            --------      --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......    $520,868      $494,318       $498,738
                                                            ========      ========       ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                      QUARTER ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30           SEPTEMBER 30
                                                    ------------------   ----------------------
                                                     2004       2003        2004        2003
                                                    -------   --------   ----------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and
     Savings Bank under agreement to resell.......  $   152   $    307   $      935   $     850
  Notes receivable from Harris Trust and Savings
     Bank.........................................      214        341          708       1,226
  Securities available-for-sale:
     Mortgage-backed..............................    4,438      3,178       10,367      11,754
     U.S. Treasury................................        1         30           27          99
                                                    -------   --------   ----------   ---------
       Total interest income......................    4,805      3,856       12,037      13,929
NON-INTEREST INCOME:
  Gain on sale of securities......................      464        687          862       3,149
                                                    -------   --------   ----------   ---------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and
     Savings Bank.................................       10         16           34          57
  Advisory fees paid to Harris Trust and Savings
     Bank.........................................       29         10           86          30
  General and administrative......................       55         54          248         222
                                                    -------   --------   ----------   ---------
       Total operating expenses...................       94         80          368         309
                                                    -------   --------   ----------   ---------
Net income........................................    5,175      4,463       12,531      16,769
Preferred dividends...............................    4,609      4,609       13,828      13,828
                                                    -------   --------   ----------   ---------
NET INCOME (DEFICIT) AVAILABLE TO COMMON
  STOCKHOLDER.....................................  $   566   $   (146)  $   (1,297)  $   2,941
                                                    =======   ========   ==========   =========
Basic and diluted earnings (losses) per common
  share...........................................  $566.00   $(146.00)  $(1,297.00)  $2,941.00
                                                    =======   ========   ==========   =========
Net income........................................  $ 5,175   $  4,463   $   12,531   $  16,769
Other comprehensive income (loss) -- net
  unrealized gains/ (losses) on available-for-sale
  securities......................................    8,139     (3,529)      (1,198)     (5,639)
                                                    -------   --------   ----------   ---------
Comprehensive income..............................  $13,314   $    934   $   11,333   $  11,130
                                                    =======   ========   ==========   =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $494,234     $501,946
  Net income................................................     12,531       16,769
  Other comprehensive loss..................................     (1,198)      (5,639)
  Dividends -- common stock.................................       (904)        (530)
  Dividends (preferred stock $0.4109 per share per
     quarter)...............................................    (13,828)     (13,828)
                                                               --------     --------
Balance at September 30.....................................   $490,835     $498,718
                                                               ========     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $  12,531   $  16,769
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities.............................       (862)     (3,149)
     (Increase) decrease in other assets....................       (574)        804
     Net decrease in accrued expenses.......................        (42)        (76)
                                                              ---------   ---------
     Net cash provided by operating activities..............     11,053      14,348
                                                              ---------   ---------
INVESTING ACTIVITIES:
  (Decrease) increase in securities purchased from Harris
     Trust and Savings Bank under agreement to resell.......     (4,500)      7,000
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................      3,589      12,325
  Net decrease in securing mortgage collections due from
     Harris Trust and Savings Bank..........................        293       1,795
  Purchases of securities available-for-sale................   (573,977)   (535,416)
  Proceeds from maturities and sales of securities
     available-for-sale.....................................    607,576     513,719
                                                              ---------   ---------
     Net cash provided by (used) in investing activities....     32,981        (577)
                                                              ---------   ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................    (13,828)    (13,828)
  Cash dividends paid on common stock.......................       (904)       (530)
                                                              ---------   ---------
     Net cash used by financing activities..................    (14,732)    (14,358)
                                                              ---------   ---------
  Increase (decrease) in cash on deposit with Harris Trust
     and Savings Bank.......................................     29,302        (587)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................        926         728
                                                              ---------   ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................  $  30,228   $     141
                                                              =========   =========
NON CASH TRANSACTION
     Unsettled security purchase............................  $  29,991   $      --

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

2. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no outstanding litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust, liquidity, capital resources and investment activities. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

RESULTS OF OPERATIONS

THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003

     The Company's net income for the third quarter of 2004 was $5.2 million. This represented a $700 thousand or 16% increase from third quarter 2003 earnings of $4.5 million. Earnings increased primarily because of higher yields on earning assets.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Third quarter 2004 interest income on the Notes totaled $214 thousand and yielded 6.4% on $13.5 million of average principal outstanding for the quarter compared to $341 thousand and a 6.4% yield on $21 million average principal outstanding for third quarter 2003. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for third quarter 2004 and 2003 was $17 million and $26 million, respectively. Interest income on securities available-for-sale for the current quarter was $4.4 million resulting in a yield of 4.3% on an average balance of $415 million, compared to $3.2 million with a yield of 4.1% on an average balance of $316 million for the same period a year ago. The increase in interest income is primarily attributable to the increase in the mortgage-backed investment portfolio.

     There were no Company borrowings during third quarter 2004 or 2003.

     Third quarter 2004 operating expenses totaled $94 thousand, an increase of $14 thousand or 18% from the third quarter of 2003. Loan servicing expenses totaled $10 thousand, a decrease of $6 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the third quarter 2004 were $29 thousand compared to $10 thousand a year earlier, due to increased costs for processing, recordkeeping and administration. General and administrative expenses totaled $55 thousand, an increase of $1 thousand over the same period in 2003.

     At September 30, 2004 and 2003, there were no Securing Mortgage Loans on nonaccrual status.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH SEPTEMBER 30, 2003

     The Company's net income for the nine months ended September 30, 2004 was $12.5 million. This represented a $4.2 million decrease or 25% from 2003 earnings. Earnings declined primarily because of a substantial decrease in gains from security sales compared to last year and lower interest income on earning assets. The Company had a $1.3 million loss after dividends on its preferred stock. The Company anticipates that it has sufficient liquidity and earnings capacity to continue preferred dividend payments on an uninterrupted basis. For the current 2004 quarter, net income exceeded preferred dividends by $566 thousand.

     Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2004 was $935 thousand, an increase of $85 thousand from the same period in 2003. Interest income on the Notes for the nine months ended September 30, 2004 totaled $708 thousand and yielded 6.4% on $15 million of average principal outstanding compared to $1.2 million of income yielding 6.4% on $26 million of average principal outstanding for the same period in 2003. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $18 million for the nine months ended September 30, 2004 and $31 million for the same period in 2003. There were no Company borrowings during either period. Interest income on securities available-for-sale for the nine months ended September 30, 2004 was $10.4 million resulting in a yield of 4.3% on an average balance of $323 million, compared to $11.9 million of interest income resulting in a yield of 4.6% on an average balance of $346 million a year ago. The decrease in interest income from available-for-sale securities is primarily attributable to the decrease in the mortgage-backed investment portfolio and an increase in the U.S. Treasury portfolio. Yields on mortgage-backed securities generally exceed that of U.S. Treasuries. Recently, additional mortgage-backed securities were purchased bringing the September 30, 2004 balance to $430 million compared to $234 million at December 31, 2003. The U.S. Treasury portfolio has substantially declined at September 30, 2004 to $30 million. Gains from investment securities sales for the nine months ended September 30, 2004 were $862 thousand compared to $3.1 million a year ago.

     Operating expenses for the nine months ended September 30, 2004 totaled $368 thousand, an increase of $59 thousand from a year ago. Loan servicing expenses for the nine months ended September 30, 2004 totaled $34 thousand, a decrease of $23 thousand or 40% from 2003. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the nine months ended September 30, 2004 were $86 thousand compared to $30 thousand a year ago; primarily attributable to increased costs for processing, recordkeeping and administration. General and administrative

                      HARRIS PREFERRED CAPITAL CORPORATION

expenses totaled $248 thousand, an increase of $26 thousand or 12% over the same period in 2003 as a result of additional insurance, compliance, printing and processing costs.

     On September 30, 2004, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2004, as declared on September 2, 2004. On September 13, 2004, the Company paid a cash dividend of $904 thousand on the outstanding common shares to the stockholder of record on September 6, 2004, as declared on September 2, 2004. This latter dividend completed the 2003 REIT tax compliance requirements. On September 30, 2003, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2003, as declared on September 3, 2003. On September 12, 2003, the Company paid a cash dividend of $530 thousand on the outstanding common shares to the stockholder of record on September 3, 2003, as declared on September 3, 2003. This latter dividend completed the 2002 REIT tax compliance requirements. On a year-to-date basis, the Company declared and paid $13.8 million of dividends to holders of preferred shares for each of the nine-month periods ended September 30, 2004 and 2003.

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

     As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $11.1 million provided from operations during the nine months ended September 30, 2004 were $3.6 million provided by principal repayments on the Notes and $607.6 million from the maturities and sales of securities available-for-sale. In the prior period ended September 30, 2003, the primary sources of funds other than $14.3 million from operations were $12.3 million provided by principal repayments on the Notes and $513.7 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2004 were $574.0 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid. For the nine-months ended September 30, 2003, the primary uses of funds were $535.4 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2003.

                      HARRIS PREFERRED CAPITAL CORPORATION

OTHER MATTERS

     As of September 30, 2004, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                              SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                  2004          2003           2003
                                                              ------------   -----------   ------------
                                                              (UNAUDITED)     (AUDITED)    (UNAUDITED)
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................  $   730,716    $  823,615    $   931,360
Money market assets:
    Interest-bearing deposits at banks......................      508,984       424,459        394,428
    Federal funds sold......................................      501,900       409,425        724,345
Securities available-for-sale (including $3.41 billion,
  $4.07 billion, and $4.17 billion of securities pledged as
  collateral for repurchase agreements at September 30,
  2004, December 31, 2003 and September 30, 2003,
  respectively).............................................    5,782,203     6,624,280      6,673,499
Trading account assets......................................       71,325        59,467         26,066
Loans.......................................................   10,884,158     9,573,452      9,397,975
Allowance for possible loan losses..........................     (204,211)     (234,798)      (226,940)
                                                              -----------    -----------   -----------
    Net loans...............................................   10,679,947     9,338,654      9,171,035
Premises and equipment......................................      309,815       302,975        303,066
Customers' liability on acceptances.........................        6,156        44,234         32,632
Bank-owned insurance........................................    1,062,728     1,035,239      1,024,783
Loans held for sale.........................................       46,437       168,904        176,162
Goodwill and other valuation intangibles....................      158,192       165,978        168,574
Other assets................................................      560,391       522,260        544,962
                                                              -----------    -----------   -----------
      TOTAL ASSETS..........................................  $20,418,794    $19,919,490   $20,170,912
                                                              ===========    ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 4,398,381    $4,231,540    $ 4,316,409
                          -- interest-bearing...............    7,999,115     7,844,596      7,492,481
Deposits in foreign offices -- noninterest-bearing..........           --        49,016         23,729
                        -- interest-bearing.................    1,304,948       616,889      1,063,120
                                                              -----------    -----------   -----------
      Total deposits........................................   13,702,444    12,742,041     12,895,739
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    3,549,343     4,643,406      4,713,078
Short-term borrowings.......................................       80,118        10,841          1,926
Short-term senior notes.....................................      400,000            --             --
Acceptances outstanding.....................................        6,156        44,234         32,632
Accrued interest, taxes and other expenses..................      179,301       171,422        140,820
Other liabilities...........................................      415,096       230,917        312,079
Minority interest-preferred stock of subsidiary.............      250,000       250,000        250,000
Preferred stock issued to Harris Bankcorp, Inc. ............        5,000         5,000          5,000
Long-term notes -- subordinated.............................      200,000       225,000        225,000
                                                              -----------    -----------   -----------
      TOTAL LIABILITIES.....................................   18,787,458    18,322,861     18,576,274
                                                              -----------    -----------   -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,000,000 shares authorized,
  issued and outstanding....................................      100,000       100,000        100,000
Surplus.....................................................      646,561       634,944        633,355
Retained earnings...........................................      931,253       860,674        836,481
Accumulated other comprehensive (loss) income...............      (46,478)        1,011         24,802
                                                              -----------    -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,631,336     1,596,629      1,594,638
                                                              -----------    -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $20,418,794    $19,919,490   $20,170,912
                                                              ===========    ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 QUARTER ENDED       NINE MONTHS ENDED
                                                                 SEPTEMBER 30          SEPTEMBER 30
                                                              -------------------   -------------------
                                                                2004       2003       2004       2003
                                                              --------   --------   --------   --------
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans, including fees.......................................  $135,377   $114,101   $387,207   $353,340
Money market assets:
  Deposits at banks.........................................     1,663        583      3,421      2,339
  Federal funds sold and securities purchased under
    agreement to resell.....................................     2,284        891      5,646      2,586
Trading account.............................................       632        443      1,626      1,300
Securities available-for-sale:
  U.S. Treasury and Federal agency..........................    22,797     40,732     84,754    126,207
  State and municipal.......................................       221         27        805         39
  Other.....................................................     3,261        347      6,453      1,816
                                                              --------   --------   --------   --------
  Total interest income.....................................   166,235    157,124    489,912    487,627
                                                              --------   --------   --------   --------
INTEREST EXPENSE
Deposits....................................................    39,140     31,138    109,287     89,984
Short-term borrowings.......................................    12,589     10,746     32,614     40,300
Senior notes................................................     1,202        971      2,601      3,569
Minority interest-dividends on preferred stock of
  subsidiary................................................     4,609      4,609     13,828     13,828
Long-term notes.............................................       827      2,585      5,337      7,872
                                                              --------   --------   --------   --------
  Total interest expense....................................    58,367     50,049    163,667    155,553
                                                              --------   --------   --------   --------
NET INTEREST INCOME.........................................   107,868    107,075    326,245    332,074
Provision for loan losses (reduction in allowance)..........   (25,000)    28,732     (7,676)    76,632
                                                              --------   --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   132,868     78,343    333,921    255,442
                                                              --------   --------   --------   --------
NONINTEREST INCOME
Trust and investment management fees........................    22,323     21,729     68,583     62,071
Money market and bond trading...............................     4,382        957     10,069      7,717
Foreign exchange............................................     1,440      1,350      4,600      3,576
Service fees and charges....................................    25,317     27,576     76,448     84,482
Securities gains............................................       420      1,224     26,028      9,543
Bank-owned insurance investments............................     9,919     11,659     30,423     33,228
Gains from loan restructuring...............................        --         --      7,131         --
Letter of credit fees.......................................     5,725      6,528     17,607     18,966
Other.......................................................    32,184     56,319    118,245    155,141
                                                              --------   --------   --------   --------
  Total noninterest income..................................   101,710    127,342    359,134    374,724
                                                              --------   --------   --------   --------
NONINTEREST EXPENSES
Salaries and other compensation.............................    77,575     88,764    225,831    241,826
Pension, profit sharing and other employee benefits.........    20,590     21,199     62,687     58,261
Net occupancy...............................................    10,670     11,279     33,955     31,847
Equipment...................................................    13,127     13,948     39,779     41,140
Marketing...................................................    10,018      8,196     26,987     22,929
Communication and delivery..................................     5,653      6,262     16,458     17,287
Expert services.............................................     6,748      6,961     18,494     20,356
Contract programming........................................     9,454      8,761     23,012     21,527
Other.......................................................    23,403     13,150     67,351     51,963
                                                              --------   --------   --------   --------
                                                               177,238    178,520    514,554    507,136
Amortization of valuation intangibles.......................     2,596      4,682      7,787     13,197
                                                              --------   --------   --------   --------
  Total noninterest expenses................................   179,834    183,202    522,341    520,333
                                                              --------   --------   --------   --------
Income before income taxes..................................    54,745     22,483    170,714    109,833
Applicable income taxes.....................................    17,288      2,853     52,174     26,263
                                                              --------   --------   --------   --------
  NET INCOME................................................  $ 37,457   $ 19,630   $118,540   $ 83,570
                                                              ========   ========   ========   ========
EARNINGS PER COMMON SHARE (based on 10,000,000 average
  shares outstanding)
Net Income..................................................  $   3.75   $   1.96   $  11.85   $   8.36
                                                              ========   ========   ========   ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30         SEPTEMBER 30
                                                      ------------------   -------------------
                                                       2004       2003       2004       2003
                                                      -------   --------   --------   --------
                                                                   (IN THOUSANDS)
Net income..........................................  $37,457   $ 19,630   $118,540   $ 83,570
Other comprehensive income (loss):
  Minimum pension liability adjustment net of tax
     expense for the quarter of zero in 2004 and
     zero in 2003 and net of tax (benefit) for the
     year-to-date period of ($1,750) in 2004 and
     zero in 2003...................................       --         --     (3,411)        --
  Unrealized gains (losses) on available-for-sale
     securities:
     Unrealized holding gains (losses) arising
       during the period, net of tax expense
       (benefit) for the quarter of $10,399 in 2004
       and ($19,976) in 2003 and net of tax
       (benefit) for the year-to-date period of
       ($16,772) in 2004 and ($11,831) in 2003......   13,358    (29,722)   (28,844)   (17,132)
     Less reclassification adjustment for realized
       gains included in income statement, net of
       tax expense for the quarter of $164 in 2004
       and $476 in 2003 and net of tax expense for
       the year-to-date period of $10,126 in 2004
       and $3,712 in 2003...........................     (256)      (749)   (15,902)    (5,831)
                                                      -------   --------   --------   --------
  Other comprehensive income (loss).................   13,102    (30,471)   (48,157)   (22,963)
                                                      -------   --------   --------   --------
Comprehensive income (loss).........................  $50,559   $(10,841)  $ 70,383   $ 60,607
                                                      =======   ========   ========   ========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Balance at January 1........................................  $1,596,629   $1,577,654
  Net income................................................     118,540       83,570
  Contributions to capital..................................       7,016        6,715
  Contribution of parent's banking assets...................      14,984           --
  Dividend of non-bank subsidiary...........................      (5,357)          --
  Adjustment of prior quarters' preferred dividends.........         767           --
  Dividends -- preferred stock..............................         (86)        (338)
  Dividends -- common stock.................................     (53,000)     (50,000)
  Other comprehensive loss..................................     (48,157)     (22,963)
                                                              ----------   ----------
Balance at September 30.....................................  $1,631,336   $1,594,638
                                                              ==========   ==========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $   118,540   $    83,570
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses (reduction in allowance).....       (7,676)       76,632
     Depreciation and amortization, including intangibles...       51,134        50,123
     Deferred tax expense (benefit).........................        4,544        (2,940)
     Gain on sales of securities............................      (26,028)       (9,543)
     Increase in bank-owned insurance.......................      (29,628)      (32,598)
     Trading account net cash sales.........................      127,835        43,801
     Net decrease (increase) in interest receivable.........        5,097          (757)
     Net (decrease) increase in interest payable............       (5,938)        3,462
     Net decrease (increase) in loans held for sale.........      122,467       (26,851)
     Other, net.............................................       45,369        40,079
                                                              -----------   -----------
     Net cash provided by operating activities..............      405,716       224,978
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest-bearing deposits at
     banks..................................................      (84,525)       22,778
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................      (86,353)     (486,395)
  Proceeds from sales of securities available-for-sale......    2,340,842       827,198
  Proceeds from maturities of securities
     available-for-sale.....................................    2,801,244     3,756,918
  Purchases of securities available-for-sale................   (4,332,117)   (5,526,178)
  Net increase (decrease) in loans..........................   (1,222,905)      136,148
  Purchases of premises and equipment.......................      (44,244)      (41,578)
  Other, net................................................        2,139          (744)
                                                              -----------   -----------
     Net cash used by investing activities..................     (625,919)   (1,311,853)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Cash received in contribution of parent's banking
     assets.................................................        3,379            --
  Net increase in deposits..................................      840,787     1,857,455
  Net decrease in Federal funds purchased and securities
     sold under agreement to repurchase.....................   (1,103,063)     (347,706)
  Net increase (decrease) in other short-term borrowings....       69,277      (298,768)
  Proceeds from issuance of senior notes....................    1,780,000     2,425,000
  Repayment of senior notes.................................   (1,380,000)   (2,625,000)
  Proceeds from issuance of long-term notes.................      200,000            --
  Repayment of long-term notes..............................     (225,000)           --
  Cash dividends paid on common stock.......................      (53,000)      (50,000)
  Cash portion of dividend of non-bank subsidiary...........       (5,076)           --
                                                              -----------   -----------
     Net cash provided by financing activities..............      127,304       960,981
                                                              -----------   -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................      (92,899)     (125,894)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      823,615     1,057,254
                                                              -----------   -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER
      30....................................................  $   730,716   $   931,360
                                                              ===========   ===========

The accompanying notes to the financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Trust and Savings Bank (the "Bank") is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a wholly-owned subsidiary of Harris Financial Corp. (formerly known as Bankmont Financial Corp.), a wholly-owned subsidiary of Bank of Montreal. The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the nine months ended September 30 totaled $169.6 million and $152.1 million in 2004 and 2003, respectively. Cash income tax payments over the same periods totaled $41.1 million and $7.7 million, respectively.

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

     The carrying value of the Bank's goodwill as of September 30, 2004 was $89.3 million. No impairment was recorded during the quarter ended September 30, 2004.

     Other than goodwill, the Bank did not have any intangible assets not subject to amortization as of September 30, 2004.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     As of September 30, 2004, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table.

                                                               GROSS                      NET
                                                              CARRYING   ACCUMULATED    CARRYING
                                                               AMOUNT    AMORTIZATION    VALUE
                                                              --------   ------------   --------
                                                                        (IN THOUSANDS)
Branch network..............................................  $145,000     $(79,750)    $65,250
Other.......................................................     5,724       (2,106)      3,618
                                                              --------     --------     -------
  Total finite life intangibles.............................  $150,724     $(81,856)    $68,868
                                                              ========     ========     =======

     Total amortization expense for the Bank's intangible assets was $2.6 million for the quarter ended September 30, 2004.

     Estimated intangible asset amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $10.4 million per year.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES
                                FINANCIAL REVIEW

THIRD QUARTER 2004 COMPARED WITH THIRD QUARTER 2003

SUMMARY

     The Bank had third quarter 2004 net income of $37.5 million, an increase of $17.8 million or 91 percent from third quarter 2003.

     Cash ROE was 10.66 percent in the current quarter and 6.26 percent in the third quarter 2003. Excluding the impact of unrealized gains and losses in the securities portfolio recorded directly to equity, cash ROE was 10.52 percent in the current quarter, compared to 6.46 percent a year ago.

     Third quarter net interest income on a fully taxable equivalent basis was $109.4 million, down $0.3 million from $109.7 million in 2003's third quarter. Average earning assets increased 4 percent to $17.45 billion from $16.79 billion in 2003. Average loans increased by $1.08 billion while average securities available for sale decreased $775 million. Net interest margin decreased to 2.50 percent in the current quarter from 2.60 percent in the year-ago quarter, reflecting the impact of declining yields in the securities portfolio and higher rates on interest-bearing liabilities. This was somewhat offset by a greater retail loan base with yields generally higher than other earning asset portfolios and increased levels of noninterest-bearing funds in the mix of supporting funds.

     In the third quarter 2004 the Bank recorded a reduction in the allowance for loan losses (negative provision) of $25.0 million, a decrease of $53.7 million from the third quarter of 2003. Net charge-offs decreased to $4.9 million from $17.6 million in the prior year. The decrease in provision resulted from a reduction in net charge-offs and management's assessment that declining non-performing loan levels are consistent with lower loan losses.

     Third quarter noninterest income of $101.7 million decreased $25.6 million from the same quarter last year. Income from service charges decreased $13.8 million, syndication income decreased $5.7 million and income from mortgage sales decreased $7.3 million.

     Third quarter 2004 noninterest expenses of $179.8 million decreased $3.4 million from the year ago quarter. A decrease in salary expense was partially offset by increased contract services expense in the quarter.

     Nonperforming assets at September 30, 2004 were $135 million or 1.24 percent of total loans, down from $146 million or 1.37 percent at June 30, 2004, and $182 million or 1.94 percent a year ago. At September 30, 2004, the allowance for possible loan losses was $204 million, equal to 1.88 percent of loans outstanding, compared to $227 million or 2.41 percent at the end of third quarter 2003. The ratio of the allowance for possible loan losses to nonperforming assets remained unchanged at 124 percent from September 30, 2003 to September 30, 2004.

     At September 30, 2004, Tier 1 capital of the Bank amounted to $1.74 billion, up from $1.62 billion one year earlier. The regulatory leverage capital ratio was 8.71 percent for the third quarter of 2004 compared to 8.42 percent in the same quarter of 2003. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's September 30, 2004 Tier 1 and total risk-based capital ratios were 9.57 percent and 11.80 percent compared to respective ratios of 10.09 percent and 12.28 percent at September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH SEPTEMBER 30, 2003

SUMMARY

     The Bank had net income for the nine months ended September 30, 2004 of $118.5 million, an increase of $35.0 million or 42 percent from the same period a year ago.

     Excluding the impact of unrealized gains and losses in the securities portfolio, cash ROE was 11.37 percent, up from 9.07 percent last year.

     Net interest income on a fully taxable equivalent basis was $332.3 million, down $8.4 million or 2 percent from $340.7 million in 2003's year-to-date period. Average earning assets increased 7 percent to $17.58 billion from $16.51 billion in 2003. Most of the increase was attributable to average loans, up $650 million from last year. Net interest margin decreased to 2.52 percent from 2.76 percent in 2003, reflecting the impact of declining yields in the securities portfolio somewhat offset by increased levels of noninterest-bearing funds in the mix of supporting funds.

     The year-to-date 2004 reduction in the allowance for loan losses of $7.7 million was down $84.3 million from the $76.6 million provision for loan losses in 2003. Net charge-offs were $24.1 million, a decrease of $32.6 million from last year, resulting from lower commercial loan write-offs.

     Noninterest income of $359.1 million decreased $15.6 million from the same period last year. Net gains from securities sales increased $16.5 million compared to a year ago. Trust revenue increased and the Bank realized a $7.1 million gain on the sale of assets received in an earlier troubled debt restructuring and a gain on the termination of a swap. These were offset by decreases in mortgage sale income, syndication fees and income from service charges.

     Noninterest expenses of $522.3 million increased $2.0 million from the year ago period. Income tax expense increased $25.9 million, reflecting higher pretax income from year ago results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Liquidity Risk Management" and "Market Risk Management" under Management's Discussion and Analysis of Financial Condition on page 8 and Results of Operations on page 6.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2004, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There was no change in the Company's internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. (A) EXHIBITS

            31.1 CERTIFICATION OF JANINE MULHALL PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         (b) REPORTS ON FORM 8-K:

             NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November 2004.

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

                                          /s/ JANINE MULHALL
                                          --------------------------------------
                                          Janine Mulhall
                                          Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------
 31.1     Certification of Janine Mulhall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2     Certification of Paul R. Skubic pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002