Form 10-K
period 2004-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2005-03-29
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                      2004
                                   FORM 10-K

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether this registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on March 28, 2005 was 1,000. No common equity is held by nonaffiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

                                       PART I
Item 1.            Business....................................................     2
Item 2.            Properties..................................................     7
Item 3.            Legal Proceedings...........................................     7
Item 4.            Submission of Matters to a Vote of Security Holders.........     7
                                       PART II
Item 5.            Market for the Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of Equity
                   Securities..................................................     7
Item 6.            Selected Financial Data.....................................     8
Item 7.            Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     8
Item 7A.           Quantitative and Qualitative Disclosure About Market Risk...    12
Item 8.            Financial Statements and Supplementary Data.................    12
Item 9.            Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure....................................    12
Item 9A.           Controls and Procedures.....................................    13
Item 9B.           Other Information...........................................    13
                                      PART III
Item 10.           Directors and Executive Officers of the Registrant and
                   Related Stockholder Matters.................................    13
Item 11.           Executive Compensation......................................    15
Item 12.           Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters..................    15
Item 13.           Certain Relationships and Related Transactions..............    15
Item 14.           Principal Accounting Fees and Services......................    16
                                       PART IV
Item 15            Exhibits, Financial Statement Schedules.....................    17
                   Exhibits
                   31.1 Certification of Janine Mulhall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                   31.2 Certification of Paul R. Skubic pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                   32.1 Certification pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002
Signatures.....................................................................    19

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

     Each Preferred Share will be automatically exchanged for one newly issued preferred share of the Bank ("Bank Preferred Share") in the event (i) the Bank becomes less than "adequately capitalized" under regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership, (iii) the Board of Governors directs such exchange in writing because, in its sole discretion and even if the Bank is not less than "adequately capitalized," the Board of Governors anticipates that the Bank may become less than adequately capitalized in the near term, or (iv) the Board of Governors in its sole discretion directs in writing an exchange in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5%. In the event of an exchange, the Bank Preferred Shares would constitute a new series of preferred shares of the Bank, would have the same dividend rights, liquidation preference, redemption options and other attributes as the Preferred Shares, except that the Bank Preferred Shares would not be listed on the New York Stock Exchange and would rank pari passu in terms of cash dividend payments and liquidation preference with any outstanding shares of preferred stock of the Bank.

     On June 4, 2004, Harris Bankcorp, Inc., the Bank's parent company, announced its plan to consolidate twenty-five of its Illinois bank charters (including the Bank) into one national bank charter, Harris N.A. This transaction is expected to be completed in May 2005. After that time and under the same conditions as described in the prior paragraph, each Preferred Share will be automatically exchangeable for one newly issued preferred share of Harris N.A. except that Harris N.A. will be subject to regulation by the Office of the Comptroller of the Currency. References herein to the Bank for those times subsequent to the charter consolidation are intended to refer to Harris Bank N.A.

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

     The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2004 and 2003 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

     The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company's current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company's Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2004 and 2003 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

     The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2004, the Company held $10.5 million of short-term money market assets and $45 million of U.S. Treasury securities. At December 31, 2003, the Company held $11.5 million of short-term money market assets and $230 million of U.S. Treasury securities.

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

     The Advisory Agreement in effect in 2004 and 2003 entitled the Bank to receive advisory fees of $124,000 and $56,000, respectively. The increase in costs is primarily attributable to increased costs for processing, recordkeeping and administration. In 2005, advisory fees of $148,000 have been approved.

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

Employees

     As of December 31, 2004, the Company had no paid employees. All officers of the Company were employed by the Bank.

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

Qualification as a REIT

     The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% (95% for years prior to January 1, 2001) of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2004 as well as 2003, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Cash distributions in the amount of $1.8438 per Preferred

Share were paid in 2004 and 2003. For the year ended December 31, 2004 there were no common stock dividends declared as there were no earnings available after payment of the preferred dividends. A cash dividend on common stock of $2 million was declared on December 2, 2003 to the stockholder of record on December 15, 2003 and paid on December 31, 2003. In addition, on September 13, 2004 and September 12, 2003, the Company paid a cash dividend of $904 thousand (declared December 2, 2003) and $530 thousand (declared December 4, 2002), on the outstanding common shares to the stockholder of record on September 6, 2004 and September 3, 2003, respectively. These dividends completed the 2003 and 2002 REIT tax compliance requirements.

ITEM 2. PROPERTIES

     None as of December 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation nor, to the Company's knowledge is any material litigation currently threatened against the Company or the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Financial Statements on page 30.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. For the year ended December 31, 2004 there were no common stock dividends declared, as there were no earnings available after payment of the preferred dividends. On December 2, 2003, the Company declared $2 million in cash dividends on common stock, which were paid in December 2003. In addition, on September 13, 2004 and September 12, 2003, respectively the Company paid a cash dividend of $904 thousand (declared December 2, 2003) and $530 thousand (declared December 4, 2002), on the outstanding common shares to the stockholder of record on September 6, 2004, and September 3, 2003, respectively. These dividends completed the 2003 and 2002 REIT tax compliance requirements regarding income distributions.

     The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". During 2004 and 2003, the Company declared and paid cash dividends to preferred stockholders of approximately $18.4 million in each year. Although the Company declared cash dividends on the Preferred Shares for 2004 and 2003, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company's financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and/or common stockholders.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

                                                        FOR THE YEARS ENDED DECEMBER 31
                                              ----------------------------------------------------
                                                2004       2003       2002       2001       2000
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Interest income.............................  $ 16,998   $ 17,678   $ 19,934   $ 28,715   $ 32,312
Noninterest income..........................     1,062      4,158      2,677      4,796        257
Operating expenses:
  Loan servicing fees.......................        44         70        131        243        373
  Advisory fees.............................       124         56         43         35         57
  General and administrative................       362        362        314        300        290
                                              --------   --------   --------   --------   --------
     Total operating expenses...............       530        488        488        578        720
                                              --------   --------   --------   --------   --------
Net income..................................    17,530     21,348     22,123     32,933     31,849
Preferred stock dividends...................    18,438     18,438     18,438     18,438     18,438
                                              --------   --------   --------   --------   --------
Net income available (loss allocated) to
  common stockholder........................  $   (908)  $  2,910   $  3,685   $ 14,495   $ 13,411
                                              ========   ========   ========   ========   ========
Basic and diluted net income (loss) per
  common share..............................  $   (908)  $  2,910   $  3,685   $ 14,495   $ 13,411
                                              ========   ========   ========   ========   ========
Distributions per preferred share...........  $ 1.8438   $ 1.8438   $ 1.8438   $ 1.8438   $ 1.8438
                                              ========   ========   ========   ========   ========
Balance Sheet Data (end of period):
     Total assets...........................  $489,022   $494,318   $502,042   $489,342   $489,939
                                              ========   ========   ========   ========   ========
     Total liabilities......................  $    134   $     84   $     96   $    100   $    115
                                              ========   ========   ========   ========   ========
     Total stockholders' equity.............  $488,888   $494,234   $501,946   $489,242   $489,824
                                              ========   ========   ========   ========   ========
Cash Flows Data:
Operating activities........................  $ 15,998   $ 18,046   $ 19,440   $ 28,736   $ 31,638
                                              ========   ========   ========   ========   ========
Investing activities........................  $  2,825   $  3,120   $  2,440   $  4,035   $   (419)
                                              ========   ========   ========   ========   ========
Financing activities........................  $(19,342)  $(20,968)  $(21,658)  $(33,084)  $(31,662)
                                              ========   ========   ========   ========   ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

SUMMARY

YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

     The Company's net income for 2004 was $17.5 million. This represented an 18% decrease from 2003 net income of $21.3 million. Earnings declined primarily because of a substantial decrease in gains from security sales compared to last year and lower interest income on earning assets.

     Interest income on securities purchased under agreement to resell for the year ended December 31, 2004 was $1.1 million compared to $1.3 million a year ago. Interest income on the Notes for 2004 totaled $907 thousand and yielded 6.4% on $14 million of average principal outstanding compared to $1.5 million and a 6.4% yield on $24 million average principal outstanding for 2003. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $18 million for 2004 and $29 million for 2003. Interest income on securities available-for-sale for 2004 was $15.0 million, resulting in a yield of 4.3% on an average balance of $353 million compared to interest income of $14.9 million with a yield of 4.6% on an average balance of $326 million for 2003. The increase in interest income on securities available-for-sale was primarily attributable to an increase in the average mortgage-backed securities portfolio partially offset by lower yields than the prior year. Gains from investment securities sales were $1.1 million in 2004 and $4.2 million in 2003. There were no Company borrowings during either year.

     Operating expenses for the year ended December 31, 2004 totaled $530 thousand compared to $488 thousand a year ago. Loan servicing expenses for 2004 totaled $44 thousand, a decrease of $26 thousand or 37% from 2003. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2004 were $124 thousand compared to $56 thousand for the same period a year ago, due to higher internal processing, record-keeping and overhead costs. General and administrative expenses totaled $362 thousand for both 2004 and 2003.

     On December 30, 2004, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2004 as declared on December 2, 2004. On December 30, 2003, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2003 as declared on December 2, 2003. On a year-to-date basis, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 2004 and 2003, respectively. For the year ended December 31, 2004 there were no common stock dividends declared, as there were no earnings available after payment of the preferred dividends. A cash dividend on common stock of $2.0 million was declared on December 2, 2003 to the stockholder of record on December 15, 2003 and paid on December 31, 2003. In addition, on September 13, 2004 and September 12, 2003, the Company paid a cash dividend of $904 thousand (declared December 2, 2003) and $530 thousand (declared December 4, 2002), on the outstanding common shares to the stockholder of record on September 6, 2004 and September 3, 2003, respectively. These common share dividends completed the Company's 2003 and 2002 REIT tax compliance requirements.

     At December 31, 2004 and 2003, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002

     The Company's net income for 2003 was $21.3 million. This represented a 4% decrease from 2002 net income of $22.1 million. Earnings decreased primarily because of reduced interest income on earning assets, partially offset by increased gains on securities sales from $2.7 million in 2002 to $4.2 million in 2003.

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

     Operating expenses for both of the years ended December 31, 2003 and 2002 totaled $488 thousand. Loan servicing expenses for 2003 totaled $70 thousand, a decrease of $61 thousand or 47% from 2002. This decrease was attributed to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2003 were $56 thousand compared to $43 thousand for the same period a year ago, due to higher internal processing, record-keeping and overhead costs. General and administrative expenses for the same period totaled $362 thousand, an increase of $48 thousand or 15% from 2002, due to increased reporting and compliance governance costs.

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

QUARTER ENDED DECEMBER 31, 2004 COMPARED TO QUARTER ENDED DECEMBER 31, 2003

     The Company's net income for the fourth quarter of 2004 was $5.0 million compared to $4.6 million in the fourth quarter of 2003. Earnings increased primarily because of increased interest income on earning assets, partially offset by a decline in security gains of $808 thousand from the fourth quarter 2003.

     Fourth quarter 2004 interest income on the Notes totaled $199 thousand and yielded 6.4% on $12 million of average principal outstanding compared to interest income of $282 thousand and a 6.4% yield on $18 million average principal outstanding for the fourth quarter of 2003. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for the fourth quarter of 2004 and 2003 was $16 million and $22 million, respectively. Interest income on securities available-for-sale for the current quarter was $4.6 million resulting in a yield of 4.2% on an average balance of $441 million, compared to interest income of $3.1 million with a yield of 4.6% on an average balance of $265 million for the same period a year ago. The increase in interest income is primarily attributable to the increase in higher-yielding mortgage-backed securities with an offsetting decline in lower-yielding money market assets and short-term U.S. Treasury securities.

     There were no Company borrowings during the fourth quarter of 2004 or 2003.

     Fourth quarter 2004 operating expenses totaled $162 thousand, a decrease of $17 thousand from the fourth quarter of 2003. Loan servicing expenses totaled $10 thousand, a decrease of $3 thousand or 23% from the prior year's fourth quarter, attributable to the reduction in the principal balance of the Notes. Advisory fees for the fourth quarter of 2004 were $38 thousand compared to $26 thousand in the prior year's fourth quarter, due to increased costs for processing, recordkeeping and administration. General and administrative expenses totaled $114 thousand in the current quarter compared to $140 thousand for the same period in 2003, partially attributable to lower legal fees and external auditing costs.

ALLOWANCE FOR LOAN LOSSES

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

CONCENTRATIONS OF CREDIT RISK

     A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the state's economy. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company's maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $11 million at December 31, 2004 and $12 million at December 31, 2003.

INTEREST RATE RISK

     The Company's income consists primarily of interest payments on the Mortgage Assets and other securities it holds. If there is a decline in interest rates during a period of time when the Company must reinvest payments of interest and principal with respect to its Mortgage Assets and other interest earning assets, the Company may find it difficult to purchase additional earning assets that generate sufficient income to support payment of dividends on the Preferred Shares. Because the rate at which dividends, if, when and as authorized and declared, are payable on the Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Preferred Shares.

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

     As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $16.0 million provided from operations during 2004 were $4.4 million provided by principal payments received on the Notes and $673.8 million from the maturities and sales of securities available-for-sale. In 2003, the primary sources of funds other than $18.0 million provided from operations were $14.5 million provided by principal payments received on the Notes and $743.0 million from the maturities and sales of securities available-for-sale. The primary uses of funds for 2004 were $676.7 million in purchases of securities available-for-sale and $18.4 and $904 thousand in preferred stock dividends and common stock dividends paid, respectively. In 2003, the primary uses of funds were $765.4 million in purchases of securities available-for-sale and $18.4 and $2.5 million in preferred stock dividends and common stock dividends paid, respectively.

ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payments" in 2004. The Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) applies primarily to accounting for transactions where an entity obtains employee services in share-based payment transactions using the fair value based method of accounting. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

OTHER MATTERS

     As of December 31, 2004, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As of December 31, 2004, the Company had $12 million invested in Notes, a decrease of $5 million from December 31, 2003. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2004, the Company held $419 million in mortgage-backed securities compared to $234 million at December 31, 2003. At December 31, 2004, the Company held $45 million in U.S. Treasuries compared to $230 million at December 31, 2003. At December 31, 2004, the Company held an investment of $10.5 million in securities purchased from the Bank under agreement to resell compared to $11.5 million at December 31, 2003. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Consolidated Financial Statements on page 18 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

     On January 27, 2004, the audit committee of the Company dismissed PricewaterhouseCoopers, LLP as its independent accountants effective upon completion of audit services related to the Company's December 31, 2003 financial statements and appointed KPMG LLP as the audit firm for the 2004 year.

ITEM 9A. CONTROLS AND PROCEDURES

     As of December 31, 2004, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been made known to them in a timely fashion. There was no change in the Company's internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND RELATED STOCKHOLDER MATTERS

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

     The persons who are directors and executive officers of the Company are as follows:

NAME                                                        AGE       POSITION AND OFFICES HELD
----                                                        ---       -------------------------
Paul R. Skubic..........................................    56     Chairman of the Board, President
Janine Mulhall..........................................    43     Chief Financial Officer
Frank M. Novosel........................................    58     Treasurer, Director
Teresa L. Patton........................................    57     Vice President of Operations
Margaret M. Sulkin......................................    46     Assistant Treasurer
Delbert J. Wacker.......................................    73     Director
David J. Blockowicz.....................................    62     Director
Forrest M. Schneider....................................    57     Director

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

     Ms. Patton has been a Vice President in Residential Mortgages at the Bank for 16 years and is currently the Director of Secondary Marketing. Prior to this position she was the Manager of Sales and Delivery for the Residential Mortgage Division. She currently serves on the Bank's Asset/Liability Committee, and has been employed by the Bank for over 27 years holding positions in Consumer and Commercial Banking.

     Ms. Sulkin has been a Vice President in the Taxation Department of the Bank since 1992. Ms. Sulkin has been employed by the Bank since 1984. Prior to joining the Bank, she was employed by KPMG, LLP. She is a certified public accountant.

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

AUDIT COMMITTEE

     The Board of Directors of the Company has established an audit committee, with an approved Audit Committee Charter, which will review the engagement of independent accountants and review their independence. The audit committee will also review the adequacy of the Company's internal accounting controls. The audit committee is comprised of Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider. The Company's Board of Directors has determined that each member of the audit committee is an audit committee financial expert as defined in rules of the Securities and Exchange Commission. Each audit committee member is independent as defined in rules of the New York Stock Exchange.

COMPENSATION OF DIRECTORS AND OFFICERS

     The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive annual compensation of $10,000 plus a fee of $750 for each attendance (in person or by telephone) at each meeting of the Board of Directors or the audit committee.

     The Company has adopted a code of ethics for its senior officers and which is filed as an Exhibit hereto.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on a review of reports filed with respect to the year ended December 31, 2004, the Company believes that all ownership reports were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     The Company will not pay any compensation to its officers or employees or to directors who are not Independent Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                                        NAME OF              AMOUNT OF         PERCENT
TITLE OF CLASS                                     BENEFICIAL OWNER     BENEFICIAL OWNERSHIP   OF CLASS
--------------                                    -------------------   --------------------   --------
Preferred Stock.................................  Paul R. Skubic              300 Shares        .003%
Preferred Stock.................................  Forrest Schneider         2,200 Shares        .022%
Preferred Stock.................................  David J. Blockowicz       1,000 Shares         .01%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TRANSACTIONS WITH MANAGEMENT AND OTHERS

     The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company.

     A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2004, the Company received repayments on the Notes of $4 million compared to 2003 repayments of $15 million. In years ended December 31, 2004, 2003 and 2002, the Bank paid interest on the Notes in the amount of $907 thousand, $1.5 million and $2.8 million, respectively, to the Company.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2004, the Company held $10.5 million of such assets and had earned $1.0 million of interest from the Bank during 2004. At December 31, 2003, the Company held $11.5 million of such assets and earned $1.3 million of interest for 2003. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

     The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2004, the Bank received payments of

$44 thousand and $124 thousand, respectively, compared to $70 thousand and $56 thousand for 2003, under the terms of these agreements.

(b) CERTAIN BUSINESS RELATIONSHIPS

     Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Janine Mulhall, Frank M. Novosel, Teresa L. Patton and Margaret M. Sulkin, are also officers of the Bank.

(c) INDEBTEDNESS OF MANAGEMENT

     None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     For year ended December 31, 2004, the Company's principal accountant billed $42 thousand, for the audit of the Company's annual financial statements and review of financial statements included in Form 10-Q filings. For year ended December 31, 2003 the Company's principal accountant billed $72 thousand, for the audit of the Company's annual financial statements and review of financial statements included in Form 10-Q filings.

AUDIT-RELATED FEES

     There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2004 and 2003.

ALL OTHER FEES

     There were no other fees billed by the Company's principal accountants other than those disclosed above for years ended December 31, 2004 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

     Prior to engaging accountants to perform a particular service, this Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the audit committee and Board of Directors in accordance with its procedures.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed with Report:

     (1) Consolidated Financial Statements (See page 18 for a listing of all financial statements included in Item 8)

     (2) Financial Statement Schedules

     All schedules normally required by Form 10-K are omitted since they are either not applicable or because the required information is shown in the financial statements or notes thereto.

     (3) Exhibits:

*3(a)(I)     Articles of Incorporation of the Company
*3(a)(ii)    Form of Articles of Amendment and Restatement of the Company
             establishing the Series A Preferred Shares
*3(b)        Bylaws of the Company
*4           Specimen of certificate representing Series A Preferred
             Shares
*10(a)       Form of Servicing Agreement between the Company and the Bank
*10(b)       Form of Advisory Agreement between the Company and the Bank
*10(c)       Form of Bank Loan Agreement between the Company and the Bank
*10(d)       Form of Mortgage Loan Assignment Agreement between the
             Company and the Bank
 14          Code of Ethics for Senior Officers (incorporated by
             reference to Exhibit 14 to the Company's Annual Report on
             Form 10-K for the year ended December 31, 2003)
 21          Subsidiaries
 24          Power of attorney
 31.1        Certification of Janine Mulhall pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2        Certification of Paul R. Skubic pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

HARRIS PREFERRED CAPITAL CORPORATION

     Consolidated Financial Statements

     Reports of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets

     Consolidated Statements of Operations and Comprehensive Income

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

HARRIS TRUST AND SAVINGS BANK

     Financial Review

     Consolidated Financial Statements

     Independent Auditors' Report

     Consolidated Statements of Condition

     Consolidated Statements of Income

     Consolidated Statements of Comprehensive Income

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

     All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2005.

                                                  /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chairman of the Board and President

                                                  /s/ JANINE MULHALL
                                          --------------------------------------
                                          Janine Mulhall
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 28th day of March 2005.

David J. Blockowicz                              Forrest M. Schneider
Frank M. Novosel                                 Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact
Supplemental Information

     No proxy statement will be sent to security holders in 2005.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Harris Preferred Capital Corporation

We have audited the accompanying consolidated balance sheet of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/S/ KPMG LLP

March 2, 2005
Chicago, Illinois

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Harris Preferred Capital Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation (the "Company") and its subsidiary at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

February 23, 2004
Chicago, Illinois

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank..........  $    407    $    926
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell.................................    10,500      11,500
Notes receivable from Harris Trust and Savings Bank.........    12,129      16,547
Securities available-for-sale:
  Mortgage-backed...........................................   419,315     233,857
  U.S. Treasury.............................................    44,993     229,995
Securing mortgage collections due from Harris Trust and
  Savings Bank..............................................        78         414
Other assets................................................     1,600       1,079
                                                              --------    --------
  TOTAL ASSETS..............................................  $489,022    $494,318
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................  $    134    $     84
                                                              --------    --------
Commitments and contingencies...............................        --          --

STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding...............................................   250,000     250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding...........................................         1           1
Additional paid-in capital..................................   240,733     240,733
(Distributions in excess of earnings) earnings in excess of
  distributions.............................................      (582)      1,230
Accumulated other comprehensive income -- net unrealized
  gains/(losses) on available-for-sale securities...........    (1,264)      2,270
                                                              --------    --------
  TOTAL STOCKHOLDERS' EQUITY................................   488,888     494,234
                                                              --------    --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $489,022    $494,318
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell..............................   $ 1,060     $ 1,266     $ 2,063
  Notes receivable from Harris Trust and Savings Bank.......       907       1,508       2,776
  Securities available-for-sale:
     Mortgage-backed........................................    14,973      14,791      14,693
     U.S. Treasury..........................................        58         113         402
                                                               -------     -------     -------
       Total interest income................................    16,998      17,678      19,934
NON-INTEREST INCOME:
  Gain on sale of securities................................     1,062       4,158       2,677
                                                               -------     -------     -------
                                                                 1,062       4,158       2,677
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................        44          70         131
  Advisory fees paid to Harris Trust and Savings Bank.......       124          56          43
  General and administrative................................       362         362         314
                                                               -------     -------     -------
       Total operating expenses.............................       530         488         488
                                                               -------     -------     -------
Net income..................................................    17,530      21,348      22,123
Preferred stock dividends...................................    18,438      18,438      18,438
                                                               -------     -------     -------
NET INCOME AVAILABLE (LOSS ALLOCATED) TO COMMON
  STOCKHOLDER...............................................   $  (908)    $ 2,910     $ 3,685
                                                               =======     =======     =======
Basic and diluted earnings (loss) per common share..........   $  (908)    $ 2,910     $ 3,685
                                                               =======     =======     =======
Net income..................................................   $17,530     $21,348     $22,123
Other comprehensive income/(loss) -- net unrealized
  gains/(losses) on available-for-sale securities...........    (3,534)     (8,092)     12,239
                                                               -------     -------     -------
Comprehensive income........................................   $13,996     $13,256     $34,362
                                                               =======     =======     =======

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                   (DISTRIBUTIONS IN     ACCUMULATED
                                                                       EXCESS OF            OTHER
                                                      ADDITIONAL   EARNINGS) EARNINGS   COMPREHENSIVE       TOTAL
                                 PREFERRED   COMMON    PAID-IN        IN EXCESS OF         INCOME       STOCKHOLDERS'
                                   STOCK     STOCK     CAPITAL       DISTRIBUTIONS         (LOSS)          EQUITY
                                 ---------   ------   ----------   ------------------   -------------   -------------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 2001...  $250,000    $   1     $240,733         $    385           $(1,877)       $489,242
  Net income...................        --       --           --           22,123                --          22,123
  Other comprehensive income...        --       --           --               --            12,239          12,239
  Dividends declared on common
    stock ($3,220.00 per
    share).....................        --       --           --           (3,220)               --          (3,220)
  Dividends declared on
    preferred stock ($1.8438
    per share).................        --       --           --          (18,438)               --         (18,438)
                                 --------    -----     --------         --------           -------        --------
BALANCE AT DECEMBER 31, 2002...  $250,000    $   1     $240,733         $    850           $10,362        $501,946
                                 ========    =====     ========         ========           =======        ========
  Net income...................        --       --           --           21,348                --          21,348
  Other comprehensive loss.....        --       --           --               --            (8,092)         (8,092)
  Dividends declared on common
    stock ($2,530.00 per
    share).....................        --       --           --           (2,530)               --          (2,530)
  Dividends declared on
    preferred stock ($1.8438
    per share).................        --       --           --          (18,438)               --         (18,438)
                                 --------    -----     --------         --------           -------        --------
BALANCE AT DECEMBER 31, 2003...  $250,000    $   1     $240,733         $  1,230           $ 2,270        $494,234
                                 ========    =====     ========         ========           =======        ========
  Net income...................        --       --           --           17,530                --          17,530
  Other comprehensive loss.....        --       --           --               --            (3,534)         (3,534)
  Dividends declared on common
    stock ($904 per share).....        --       --           --             (904)               --            (904)
  Dividends declared on
    preferred stock ($1.8438
    per share).................        --       --           --          (18,438)               --         (18,438)
                                 --------    -----     --------         --------           -------        --------
BALANCE AT DECEMBER 31, 2004...  $250,000    $   1     $240,733         $   (582)          $(1,264)       $488,888
                                 ========    =====     ========         ========           =======        ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2004        2003        2002
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income..............................................  $  17,530   $  21,348   $  22,123
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Gain on sale of securities...........................     (1,062)     (4,158)     (2,677)
     Net (increase) decrease in other assets..............       (521)        868          (2)
     Net increase (decrease) in accrued expenses..........         50         (12)         (4)
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........     15,997      18,046      19,440
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES:
  Net decrease in securities purchased from Harris Trust
     and Savings Bank under agreement to resell...........      1,000       8,500       1,000
  Repayments of notes receivable from Harris Trust and
     Savings Bank.........................................      4,418      14,531      24,884
  Decrease in securing mortgage collections due from
     Harris Trust and Savings Bank........................        336       2,516       2,423
  Purchases of securities available-for-sale..............   (676,706)   (765,405)   (848,215)
  Proceeds from sales of securities available-for-sale....     51,458      99,756     181,510
  Proceeds from maturities of securities
     available-for-sale...................................    622,320     643,222     640,838
                                                            ---------   ---------   ---------
       Net cash provided by investing activities..........      2,826       3,120       2,440
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock..................    (18,438)    (18,438)    (18,438)
  Cash dividends paid on common stock.....................       (904)     (2,530)     (3,220)
                                                            ---------   ---------   ---------
       Net cash used by financing activities..............    (19,342)    (20,968)    (21,658)
                                                            ---------   ---------   ---------
  Net (decrease) increase in cash on deposit with Harris
     Trust and Savings Bank...............................       (519)        198         222
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period..................................        926         728         506
                                                            ---------   ---------   ---------
  Cash on deposit with Harris Trust and Savings Bank at
     end of period........................................  $     407   $     926   $     728
                                                            =========   =========   =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in the Code Sections 856-860. All of the 1,000 shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, is outstanding. The Company was formed by the Bank to provide the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

ALLOWANCE FOR POSSIBLE LOAN LOSSES

     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2004 and 2003, no allowance for possible loan losses was recorded under this policy.

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

     The REIT Modernization Act, which took effect on January 1, 2001, modified certain provisions of the Code with respect to the taxation of REITs. A key provision of this tax law change reduced the required level of distributions by a REIT from 95% to 90% of ordinary taxable income.

SECURITIES

     The Company classifies all securities as available-for-sale, even if the Company has no current plans to divest. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity.

     Interest income on securities, including amortization of discount or premium, is included in earnings. Realized gains and losses, as a result of securities sales, are included in gain on sale of securities in the consolidated statement of operations, with the cost of securities sold determined on the specific identification basis.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as securities purchased under agreement to resell in the balance sheet. Securities purchased under agreement to resell totaled $10.5 million at December 31, 2004 compared to $11.5 million at December 31, 2003. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

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

     In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management is whether the Company will be able to collect all amounts due according to the contractual terms of the investment. Such a determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: whether the fair value is significantly below cost and the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payments" in 2004. The Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) applies primarily to accounting for transactions where an entity obtains employee services in share-based payment transactions using the fair value based method of accounting. The Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

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

3. NOTES RECEIVABLE FROM THE BANK

     On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Mortgage Loans. During 2004, the Company received repayments on the Notes of $4.4 million compared to 2003 repayments of $14.5 million. For years ended December 31, 2004, 2003 and 2002, the Bank paid interest on the Notes in the amount of $907 thousand, $1.5 million and $2.8 million, respectively, to the Company.

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

     The balance of Securing Mortgage Loans at December 31, 2004 and 2003 was $15 million and $21 million, respectively. The weighted average interest rate on those loans at December 31, 2004 and 2003 was 5.862% and 5.996%, respectively.

     None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2004 or 2003.

     A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the state's economy. The Company's maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $11 million at December 31, 2004 and $12 million as of December 31, 2003.

4. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                           DECEMBER 31, 2004                                DECEMBER 31, 2003
                             ----------------------------------------------   ----------------------------------------------
                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                               COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                             ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                     (IN THOUSANDS)
AVAILABLE-FOR-SALE
  SECURITIES
Mortgage-backed............  $420,583       $971        $2,239     $419,315   $231,587      $2,665        $395      $233,857
U.S. Treasury..............    44,989          4            --       44,993    229,995          --          --       229,995
                             --------       ----        ------     --------   --------      ------        ----      --------
Total Securities...........  $465,572       $975        $2,239     $464,308   $461,582      $2,665        $395      $463,852
                             ========       ====        ======     ========   ========      ======        ====      ========

     The following table summarizes mortgage-backed securities with unrealized losses as of December 31, 2004, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been and those that been in a continuous unrealized loss position for 12 or more months. Management believes that all of the unrealized losses are temporary.

                                    LENGTH OF CONTINUOUS UNREALIZED LOSS POSITION
                         --------------------------------------------------------------------
                          LESS THAN 12 MONTHS    12 MONTHS OR LONGER            TOTAL
                         ---------------------   --------------------   ---------------------
                           FAIR     UNREALIZED    FAIR     UNREALIZED     FAIR     UNREALIZED
                          VALUE       LOSSES      VALUE      LOSSES      VALUE       LOSSES
                         --------   ----------   -------   ----------   --------   ----------
                                                    (IN THOUSAND)
Mortgage-backed........  $236,138     $1,866     $37,692      $373      $273,830     $2,239
                         ========     ======     =======      ====      ========     ======

     The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The U.S. Treasury Bills held at December 31, 2004 mature within the next month.

                                                               DECEMBER 31, 2004
                                                              --------------------
                                                              AMORTIZED     FAIR
                                                                COST       VALUE
                                                              ---------   --------
Maturities:
  Within 1 year.............................................  $ 44,993    $ 44,997
  1 to 5 years..............................................   131,776     132,011
  5 to 10 years.............................................    98,626      97,327
  Over 10 years.............................................   190,177     189,973
                                                              --------    --------
Total Securities............................................  $465,572    $464,308
                                                              ========    ========

5. COMMON AND PREFERRED STOCK

     On February 11, 1998, the Company issued 10,000,000 Preferred Shares, Series A, at a price of $25 per share pursuant to its Registration Statement on Form S-11. Proceeds from this issuance, net of underwriting fees, totaled $242,125,000. The liquidation value of each Preferred Share is $25 plus any authorized, declared and unpaid dividends. The Preferred Shares are redeemable at the option of the Company, in whole or in part, at the liquidation preference thereof, plus the quarterly accrued and unpaid dividends, if any, to the date of redemption. The Company may not redeem the Preferred Shares without prior approval from the Board of Governors of the Federal Reserve System or the appropriate successor federal regulatory agency. Except under certain limited circumstances, as defined, the holders of the Preferred Shares have no voting rights. The Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

     Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends paid to the holders of the Preferred Shares for the years ended December 31, 2004 and 2003 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the years ended December 31, 2004 and 2003 were 87.7% of ordinary income, 7.4% of capital gain and 4.9% of return of capital and 92% of ordinary income and 8% of capital gain, respectively.

     On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. A Common Stock dividend of $2,000 per common share was declared on December 2, 2003, to the stockholder of record on December 15, 2003 and paid on December 31, 2003. In addition, on September 13, 2004 and September 12, 2003, the Company paid a cash dividend of $904 thousand and $530 thousand, respectively, on the outstanding common shares. These dividends completed the 2003 and 2002 REIT tax compliance requirements.

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

     The Advisory Agreement in effect for 2004, 2003 and 2002 entitled the Bank to receive advisory fees of $124,000, $56,000, and $43,000, respectively for processing, recordkeeping, legal, management and other services.

     The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the "Servicing Agreement"). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2004, 2003, and 2002 the Bank received payments of $44 thousand, $70 thousand and $131 thousand, respectively.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2004, the Company held $10.5 million of such assets and had earned $1.0 million of interest from the Bank during 2004. At December 31, 2003 the Company held $11.5 million of such assets and earned $1.3 million of interest for 2003. At December 31, 2002 the Company held $20 million of such assets and earned $2.1 million of interest for 2002. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

7. OPERATING SEGMENT

     The Company's operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2004 and 2003, there was no pending litigation against the Company.

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial data for the
Company:

                              YEAR ENDED DECEMBER 31, 2004               YEAR ENDED DECEMBER 31, 2003
                         ---------------------------------------   ----------------------------------------
                          FIRST      SECOND     THIRD    FOURTH      FIRST     SECOND     THIRD     FOURTH
                         QUARTER    QUARTER    QUARTER   QUARTER    QUARTER    QUARTER   QUARTER    QUARTER
                         --------   --------   -------   -------   ---------   -------   --------   -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Total interest
  income...............  $  3,383   $  3,847   $ 4,805   $ 4,963   $   5,293   $4,779    $  3,856   $ 3,750
Total noninterest
  income...............       398         --       464       200       2,463       --         687     1,008
Total operating
  expenses.............       137        137        94       162         130       99          80       179
                         --------   --------   -------   -------   ---------   ------    --------   -------
Net income.............     3,644      3,710     5,175     5,001       7,626    4,680       4,463     4,569
Preferred dividends....     4,609      4,609     4,609     4,611       4,609    4,609       4,609     4,611
                         --------   --------   -------   -------   ---------   ------    --------   -------
Net income available
  (loss allocated) to
  common stockholder...      (965)      (899)      566       390       3,017       71        (146)      (32)
                         ========   ========   =======   =======   =========   ======    ========   =======
Basic and diluted
  (loss) income per
  common share.........  $(965.00)  $(899.00)  $566.00   $390.00   $3,017.00   $71.00    $(146.00)  $(32.00)
                         ========   ========   =======   =======   =========   ======    ========   =======

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

                         HARRIS TRUST AND SAVINGS BANK

CERTAIN INFORMATION REGARDING HARRIS TRUST AND SAVINGS BANK

     Harris Trust and Savings Bank ("the Bank") is an Illinois banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc., a multibank holding company incorporated under the laws of the State of Delaware and headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Harris Bankcorp, Inc. is a wholly-owned subsidiary of Harris Financial Corp. ("HFC") (formerly known as Bankmont Financial Corp.). Harris Bankcorp, Inc. also owns 29 other banks, 27 in the counties surrounding Chicago, one with locations in Arizona, Florida and Washington and one with locations in northwest Indiana. HFC is a wholly-owned subsidiary of Bank of Montreal. At December 31, 2004, Harris Bankcorp's assets amounted to $34.12 billion, with the Bank representing approximately 62 percent of that total.

     The Bank, an Illinois state-chartered bank, has its principal office, 56 domestic branch offices and 128 automated teller machines located in the Chicago area. The Bank also has offices in Atlanta, Los Angeles and San Francisco and a foreign branch office in Nassau. At December 31, 2004, the Bank had total assets of $21.22 billion, total deposits of $13.85 billion, total loans of $11.48 billion and equity capital of $1.64 billion.

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

     On June 4, 2004, Harris Bankcorp, Inc. announced its plan to consolidate twenty-six of its existing bank charters, including the Bank, into one national bank charter, Harris N.A. This transaction is expected to be completed in May 2005. The combination will be recorded at historical carrying value and, where applicable, prior years' financial statements will be restated.

     Although primarily focusing on U.S. domestic customers, identifiable foreign assets accounted for 4 percent of the Bank's total consolidated assets at December 31, 2004 and foreign net loss was $31.8 million in 2004. Foreign activities result from three primary sources: (i) lending to foreign banks and other financial institutions; (ii) time deposits held or issued to foreign banks; and (iii) foreign exchange trading profits of approximately $5.9 million.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

2004 COMPARED TO 2003

  SUMMARY

     The Bank's 2004 net income was $141.1 million, up $23.2 million from 2003. A significantly lower provision for loan losses was the primary reason for this improvement. This was partially offset by lower noninterest income. Return on average common equity ("ROE") for 2004 was 8.71 percent and 7.43 percent in 2003. Return on average assets ("ROA") was 0.69 percent in 2004 and 0.61 percent in 2003.

     Earnings before amortization of valuation intangibles ("cash earnings") were $147.3 million in 2004, a 19 percent increase compared to 2003. Cash return on average common stockholder's equity ("cash ROE") represents net income applicable to common stock plus after-tax amortization expense of intangibles, divided by average common stockholder's equity less average intangible assets. Cash ROE, excluding the impact of unrealized securities gains and losses on equity, was 10.08 percent in 2004 compared to 9.06 percent in 2003.

     For 2004, net interest income on a fully taxable equivalent basis of $442.2 million was down 1 percent from 2003. Net interest margin declined from 2.70 percent to 2.49 percent in 2004, reflecting the impact of lower yields in the investment securities portfolio and higher funding costs for certain borrowings. Average earning assets increased $1.20 billion or 7 percent to $17.79 billion in the current year, largely due to an increase of $884 million in average loans.

     Noninterest income decreased $58.4 million to $456.3 million for 2004. Gains on sales of mortgage loans decreased $9.2 million, net fees from providing service to related corporate entities decreased $28.9 million, syndication fee income decreased $10.1 million and service fees and charges decreased $12.4 million. Trust and investment management fees increased $8.5 million and the Bank realized a $7.1 million gain on the sale of assets received in an earlier troubled debt restructuring. A gain of $7.7 million was realized on the termination of a swap.

     Total noninterest expenses were $683.6 million, down $7.1 million or 1 percent from 2003. Total direct compensation costs declined by 8 percent in 2004 although this was somewhat offset by charges for outsourced services. Income taxes were $58.7 million, up $19.4 million from 2003, reflecting higher pretax income in 2004.

     The provision for loan losses was $7.2 million in 2004 compared to $103.6 million in 2003. Net loan charge-offs during the current year were $23.5 million compared to $75.8 million in 2003 reflecting lower write-offs in the commercial loan portfolio. The decrease in provision was based on management's estimate of potentially lower loan losses due to continued declines in non-performing loan levels as well as reduced charge-offs.

     Nonperforming assets totaled $125 million or 1.09 percent of total loans compared to $172 million or 1.79 percent a year earlier. At December 31, 2004, the allowance for loan losses was $220 million or 1.91 percent of total loans outstanding compared to $235 million or 2.45 percent of loans at the end of 2003. As a result, the ratio of the allowance for loan losses to nonperforming assets increased from a multiple of 1.4 at December 31, 2003 to 1.8 at December 31, 2004.

     At December 31, 2004, the Bank's equity capital amounted to $1.64 billion, up from $1.60 billion at December 31, 2003. The Bank paid cash and non-cash dividends totaling $70.5 million in 2004. Unrealized securities losses, net of tax benefit, were $21.3 million at December 31, 2004 compared to net of tax unrealized securities gains of $31.0 million at December 31, 2003. In February 1998, Harris Preferred Capital Corporation, a subsidiary of the Bank, issued $250 million of noncumulative preferred stock in a public offering (see Note 18 to Financial Statements). The preferred stock qualifies as Tier 1 capital for U.S. banking regulatory purposes.

     The Bank's regulatory capital leverage ratio was 8.33 percent compared to
8.52 percent one year earlier. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At

December 31, 2004, the Bank's Tier 1 and total risk-based capital ratios were
9.49 percent and 11.75 percent, respectively, compared to respective ratios of
10.20 percent and 12.25 percent at December 31, 2003. The 2004 year-end risk-based capital ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

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

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board
  of Directors of Harris Trust and Savings Bank

     We have audited the accompanying consolidated statements of condition of Harris Trust and Savings Bank (an indirect wholly-owned subsidiary of Bank of Montreal) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of Harris Trust and Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Trust and Savings Bank and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with United States of America generally accepted accounting principles.

/S/ KPMG LLP

Chicago, Illinois
March 16, 2005

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                         DECEMBER 31
                                                              ---------------------------------
                                                                   2004              2003
                                                              ---------------   ---------------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................    $   887,827       $   823,615
Money market assets:
  Interest-bearing deposits at banks........................        662,366           424,459
  Federal funds sold........................................        541,300           409,425
Securities available-for-sale (including $3.36 billion and
  $4.07 billion of securities pledged as collateral for
  repurchase agreements at December 31, 2004 and December
  31, 2003, respectively)...................................      5,784,417         6,624,280
Trading account assets......................................         90,130            59,467
Loans.......................................................     11,484,948         9,573,452
Allowance for loan losses...................................       (219,740)         (234,798)
                                                                -----------       -----------
     Net loans..............................................     11,265,208         9,338,654
Premises and equipment......................................        309,415           302,975
Bank-owned insurance........................................      1,072,660         1,035,239
Loans held for sale.........................................         43,423           168,904
Goodwill and other intangible assets........................        155,596           165,978
Other assets................................................        412,305           566,494
                                                                -----------       -----------
     TOTAL ASSETS...........................................    $21,224,647       $19,919,490
                                                                ===========       ===========

LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........    $ 4,019,416       $ 4,231,540
                              -- interest-bearing...........      8,149,640         7,844,596
Deposits in foreign offices -- noninterest-bearing..........             --            49,016
                           -- interest-bearing..............      1,677,428           616,889
                                                                -----------       -----------
     Total deposits.........................................     13,846,484        12,742,041
Federal funds purchased.....................................      1,267,850         1,190,839
Securities sold under agreement to repurchase...............      3,299,029         3,452,567
Short-term borrowings.......................................         88,070            10,841
Short-term senior notes.....................................        200,000                --
Accrued interest, taxes and other expenses..................        165,618           171,422
Other liabilities...........................................        264,134           275,151
Minority interest -- preferred stock of subsidiary..........        250,000           250,000
Preferred stock issued to Harris Bankcorp, Inc. ............          5,000             5,000
Long-term notes -- subordinated.............................        200,000           225,000
                                                                -----------       -----------
     TOTAL LIABILITIES......................................     19,586,185        18,322,861
                                                                -----------       -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,100,000 and 10,000,000
  shares authorized, issued and outstanding at December 31,
  2004 and December 31, 2003, respectively..................        101,000           100,000
Surplus.....................................................        647,365           634,944
Retained earnings...........................................        941,767           860,674
Accumulated other comprehensive (loss) income...............        (51,670)            1,011
                                                                -----------       -----------
     TOTAL STOCKHOLDER'S EQUITY.............................      1,638,462         1,596,629
                                                                -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.............    $21,224,647       $19,919,490
                                                                ===========       ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                              (IN THOUSANDS EXCEPT SHARE DATA)
INTEREST INCOME
Loans.......................................................  $535,018    $470,500    $512,946
Money market assets:
  Deposits at banks.........................................     5,417       3,061       2,066
  Federal funds sold and securities purchased under
     agreement to resell....................................     8,638       3,655       7,938
Trading accounts............................................     2,396       1,672       2,031
Securities available-for-sale:
  U.S. Treasury and federal agency..........................   110,007     163,593     195,336
  State and municipal.......................................     1,140         302          24
  Other.....................................................    10,431       2,178       2,243
                                                              --------    --------    --------
     Total interest income..................................   673,047     644,961     722,584
                                                              --------    --------    --------
INTEREST EXPENSE
Deposits....................................................   155,868     125,102     162,267
Short-term borrowings.......................................    54,573      50,458      64,262
Senior notes................................................     3,238       3,722      12,144
Minority interest -- dividends on preferred stock of
  subsidiary................................................    18,438      18,438      18,438
Long-term notes.............................................     6,601      10,452      11,257
                                                              --------    --------    --------
     Total interest expense.................................   238,718     208,172     268,368
                                                              --------    --------    --------
NET INTEREST INCOME.........................................   434,329     436,789     454,216
Provision for loan losses...................................     7,177     103,604      71,220
                                                              --------    --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   427,152     333,185     382,996
                                                              --------    --------    --------
NONINTEREST INCOME
Trust and investment management fees........................    93,043      84,586      82,829
Money market and bond trading...............................    11,994       9,343       9,347
Foreign exchange............................................     5,850       5,076       7,155
Service charges and fees....................................   100,310     112,683     118,635
Net securities gains........................................    26,180      25,953      61,272
Bank-owned insurance........................................    40,355      43,712      50,713
Gains from loan restructuring...............................     7,131          --          --
Letter of credit fees.......................................    22,922      26,349      24,399
Syndication fees............................................     4,063      14,168       6,289
Other.......................................................   144,450     192,856     151,869
                                                              --------    --------    --------
     Total noninterest income...............................   456,298     514,726     512,508
                                                              --------    --------    --------
NONINTEREST EXPENSES
Salaries and other compensation.............................   293,896     321,170     310,116
Pension, profit sharing and other employee benefits.........    83,552      76,572      61,279
Net occupancy...............................................    43,905      41,964      41,727
Equipment...................................................    52,236      54,586      53,531
Marketing...................................................    34,772      31,217      29,165
Communication and delivery..................................    22,230      22,963      22,593
Expert services.............................................    22,650      26,733      28,328
Contract programming........................................    31,137      28,930      29,105
Other.......................................................    88,873      76,337      70,369
                                                              --------    --------    --------
                                                               673,251     680,472     646,213
Amortization of intangibles.................................    10,382      10,267      10,151
                                                              --------    --------    --------
     Total noninterest expenses.............................   683,633     690,739     656,364
                                                              --------    --------    --------
Income before income taxes..................................   199,817     157,172     239,140
Applicable income taxes.....................................    58,726      39,301      67,306
                                                              --------    --------    --------
NET INCOME..................................................  $141,091    $117,871    $171,834
                                                              ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
NET INCOME..................................................  $141,091    $117,871    $171,834
Other comprehensive (loss) income:
  Cash flow hedges:
     Net unrealized (loss) gain on derivative instruments,
       net of tax (benefit) expense of ($3,077) in 2004, $21
       in 2003 and zero in 2002.............................    (5,309)         35          --
  Minimum pension liability adjustment net of tax expense
     (benefit) of $6,210 in 2004, ($3,161) in 2003 and
     ($16,618) in 2002......................................     4,864      (4,792)    (25,194)
  Unrealized (losses) gains on available-for-sale
     securities:
     Unrealized holding (losses) gains arising during
       period, net of tax (benefit) expense of ($21,105) in
       2004, ($18,194) in 2003 and $58,702 in 2002..........   (36,909)    (26,140)     90,296
     Less reclassification adjustment for gains included in
       net income, net of tax expense of $10,185 in 2004,
       $10,096 in 2003 and $23,835 in 2002..................   (15,995)    (15,857)    (37,437)
                                                              --------    --------    --------
  Other comprehensive (loss) income.........................   (53,349)    (46,754)     27,665
                                                              --------    --------    --------
Comprehensive income........................................  $ 87,742    $ 71,117    $199,499
                                                              ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                        ACCUMULATED
                                                                           OTHER
                                                                       COMPREHENSIVE       TOTAL
                                      COMMON               RETAINED       INCOME       STOCKHOLDER'S
                                      STOCK     SURPLUS    EARNINGS       (LOSS)          EQUITY
                                     --------   --------   ---------   -------------   -------------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE AT DECEMBER 31, 2001.......  $100,000   $620,586   $ 819,991     $ 20,100       $1,560,677
  Contribution to capital
     surplus.......................        --      5,591          --           --            5,591
  Tax benefit from stock option
     exercise......................        --        463          --           --              463
  Net income.......................        --         --     171,834           --          171,834
  Dividends -- ($18.80 per common
     share)........................        --         --    (188,000)          --         (188,000)
  Dividends -- ($0.115 per
     preferred share)..............        --         --        (576)          --             (576)
  Other comprehensive income.......        --         --          --       27,665           27,665
                                     --------   --------   ---------     --------       ----------
BALANCE AT DECEMBER 31, 2002.......   100,000    626,640     803,249       47,765        1,577,654
  Contribution to capital
     surplus.......................        --      6,086          --           --            6,086
  Tax benefit from stock option
     exercise......................        --      2,218          --           --            2,218
  Net income.......................        --         --     117,871           --          117,871
  Dividends -- ($6.00 per common
     share)........................        --         --     (60,000)          --          (60,000)
  Dividends -- ($0.089 per
     preferred share)..............        --         --        (446)          --             (446)
  Other comprehensive loss.........        --         --          --      (46,754)         (46,754)
                                     --------   --------   ---------     --------       ----------
BALANCE AT DECEMBER 31, 2003.......   100,000    634,944     860,674        1,011        1,596,629
  Contribution to capital
     surplus.......................        --      4,423          --           --            4,423
  Tax benefit from stock option
     exercise......................        --      4,398          --           --            4,398
  Contribution of parent's banking
     assets........................     1,000      3,600       9,716          668           14,984
  Net income.......................        --         --     141,091           --          141,091
  Dividends -- ($6.50 per common
     share)........................        --         --     (65,000)          --          (65,000)
  Dividends -- ($0.025 per
     preferred share)..............        --         --        (124)          --             (124)
  Adjustment of prior quarters'
     preferred dividends...........        --         --         767           --              767
  Non-cash dividend of
     subsidiary....................        --         --      (5,357)          --           (5,357)
  Other comprehensive loss.........        --         --          --      (53,349)         (53,349)
                                     --------   --------   ---------     --------       ----------
BALANCE AT DECEMBER 31, 2004.......  $101,000   $647,365   $ 941,767     $(51,670)      $1,638,462
                                     ========   ========   =========     ========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31
                                                        ---------------------------------------
                                                           2004          2003          2002
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income..........................................  $   141,091   $   117,871   $   171,834
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses........................        7,177       103,604        71,220
     Depreciation and amortization, including
       intangibles....................................       68,413        67,207        61,892
     Deferred tax expense.............................        1,264         9,487         6,035
     Net gain on sales of securities..................      (26,180)      (25,953)      (61,272)
     Increase in bank-owned insurance.................      (39,560)      (43,054)      (47,105)
     Trading account net cash purchases...............      (27,550)      (14,712)      (21,486)
     (Increase) decrease in interest receivable.......           (9)        4,839        19,811
     Increase (decrease) in interest payable..........         (107)        7,331       (22,155)
     Decrease (increase) in loans held for sale.......      125,481       (19,593)      (27,723)
     Other, net.......................................      113,044        74,257        14,234
                                                        -----------   -----------   -----------
       Net cash provided by operating activities......      363,064       281,284       165,285
                                                        -----------   -----------   -----------
INVESTING ACTIVITIES:
     Net increase in interest-bearing deposits at
       banks..........................................     (237,907)       (7,253)     (221,483)
     Net (increase) decrease in Federal funds sold and
       securities purchased under agreement to
       resell.........................................     (125,753)     (171,475)      341,800
     Proceeds from sales of securities
       available-for-sale.............................    2,610,520     1,539,979     2,678,763
     Proceeds from maturities of securities
       available-for-sale.............................    3,099,331     4,526,559     7,453,346
     Purchases of securities available-for-sale.......   (4,920,853)   (7,031,858)   (9,992,242)
     Net (increase) decrease in loans.................   (1,826,595)      (53,809)      246,595
     Net purchases of premises and equipment..........      (56,211)      (53,744)      (56,753)
     Other, net.......................................        2,139           152         5,145
                                                        -----------   -----------   -----------
       Net cash (used) provided by investing
          activities..................................   (1,455,329)   (1,251,449)      455,171
                                                        -----------   -----------   -----------
FINANCING ACTIVITIES:
     Cash received in contribution of parent's banking
       assets.........................................        3,379            --            --
     Net increase (decrease) in deposits..............    1,056,472     1,703,757      (152,576)
     Net (decrease) increase in Federal funds
       purchased and securities sold under agreement
       to repurchase..................................      (85,527)     (417,378)      637,433
     Net increase (decrease) in other short-term
       borrowings.....................................       77,229      (289,853)     (404,005)
     Proceeds from issuance of senior notes...........    2,380,000     2,590,000       750,000
     Repayment of senior notes........................   (2,180,000)   (2,790,000)   (1,410,000)
     Proceeds from issuance of long-term notes........      200,000            --            --
     Repayment of long-term notes.....................     (225,000)           --            --
     Cash dividends paid on common stock..............      (65,000)      (60,000)     (188,000)
     Cash portion of dividend of non-bank
       subsidiary.....................................       (5,076)           --            --
                                                        -----------   -----------   -----------
       Net cash provided (used) by financing
          activities..................................    1,156,477       736,526      (767,148)
                                                        -----------   -----------   -----------
     Net increase (decrease) in cash and demand
       balances due from banks........................       64,212      (233,639)     (146,692)
     Cash and demand balances due from banks at
       January 1......................................      823,615     1,057,254     1,203,946
                                                        -----------   -----------   -----------
     Cash and demand balances due from banks at
       December 31....................................  $   887,827   $   823,615   $ 1,057,254
                                                        ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest.......................................  $   238,826   $   200,841   $   290,524
       Income taxes...................................  $    43,651   $    21,263   $    67,056

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     Harris Trust and Savings Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation which is a wholly-owned subsidiary of Harris Financial Corp. ("HFC"), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal ("BMO"). Throughout these Notes to Consolidated Financial Statements, the term "Bank" refers to Harris Trust and Savings Bank and subsidiaries.

     The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. See Note 23 to the Consolidated Financial Statements for additional information on business combinations and Note 24 for additional information on related party transactions.

     The Bank provides banking, trust and other services domestically and internationally through the main banking facility and 5 active nonbank subsidiaries. The Bank provides a variety of financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; and financial consulting.

BASIS OF ACCOUNTING

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

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

     All derivative instruments are recognized at fair value in the Consolidated Statements of Condition as other assets or other liabilities. All derivative instruments are designated either as hedges or as held for trading or non-hedging purposes.

     Derivative instruments that are used in the management of the Bank's risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. On the date that the Bank enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability, a foreign currency fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are impacted by the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a foreign currency hedge are recorded in either current period earnings or other comprehensive income depending on whether the hedging relationship meets the criteria for a fair value or cash flow hedge.

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

     When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument will continue to be recorded on the balance sheet at fair value but the hedged item will no longer be adjusted for changes in fair value that are attributable to the hedged risk. When hedge accounting is discontinued because the hedged item in a fair value hedge no longer meets the definition of a firm commitment, the derivative instrument will continue to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because a cash flow hedge is no longer highly effective, the gain or loss on the derivative that is in accumulated other comprehensive income ("AOCI") will remain there until earnings are impacted by the hedged item and the derivative instrument will be marked to market through earnings. When hedge accounting is discontinued because it is no longer probable that the forecasted transaction in a cash flow hedge will occur, the gain or loss on the derivative that was in AOCI will be recognized immediately in earnings and the derivative instrument will be marked to market through earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.

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

IMPACT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," in 2004. The Statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) applies primarily to accounting for transactions where an entity obtains employee services in share-based payment transactions using the fair value based method of accounting. The Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Bank uses the fair value based method of accounting for its stock-based compensation plans and does not expect the implementation of this Statement to have a material effect on its financial position or results of operations.

     The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," in December 2003. The SOP applies to the purchase of a loan, a group of loans, and loans acquired in a purchase business combination. It does not apply to loans originated by the Bank. The SOP addresses accounting for differences, attributable to credit quality, between contractual and expected cash flows from the initial investment in loans acquired in a transfer. It prohibits the acquirer from carrying over or establishing an allowance for loan losses in the initial accounting for loans acquired in a transfer. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

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

     In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management is whether the Bank will be able to collect all amounts due according to the contractual terms of the investment. Such a determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: whether the fair value is significantly below cost and the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated.

LOANS, LOAN FEES AND COMMITMENT FEES

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and origination costs. For fair value hedges that are highly effective, loans designated as the underlying hedged items are recorded net of changes in fair value attributable to the hedged risks. Origination fees collected and origination costs incurred on commercial loans, loan commitments, mortgage loans and standby letters of credit (except loans held for sale) are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2004 and 2003, the Bank's Consolidated Statements of Condition included approximately $8 million and $12 million, respectively, of deferred loan-related fees net of deferred origination costs.

     In conjunction with its mortgage and commercial banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are classified as held for sale and are included in "Loans held for sale" on the Bank's Consolidated Statements of Condition. The loans are carried at the lower of allocated cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized and are included as part of the basis of the loan at time of sale. Realized gains and unrealized losses are included with other noninterest income.

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

     Commercial loan commitments and letters of credit are executory contracts and the notional balances are not reflected on the Bank's Consolidated Statements of Condition. Fees collected are generally deferred and recognized over the life of the facility.

     Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan's effective interest rate) or, alternatively, at the loan's observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due for principal or interest according to contractual terms will not be collected. Nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily residential real estate and consumer installment loans, are excluded from this definition of impairment. The Bank determines loan impairment when assessing the adequacy of the allowance for loan losses.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio under current economic conditions and management's estimate of losses inherent in the portfolio. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known.

PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Interest costs associated with long-term construction projects are capitalized and then amortized over the life of the related asset after the project is completed. For financial reporting purposes, the provision for depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 3 years to 39 years.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     The Bank records goodwill and other intangible assets in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Goodwill that originated prior to July 1, 2001 was amortized on a straight-line basis through 2001 year-end but discontinued effective January 1, 2002 in connection with the adoption of SFAS No. 142. Goodwill arising subsequent to July 1, 2001 is not amortized. Goodwill is periodically assessed for impairment, at least annually. The excess of carrying value over fair value, if any, is recorded as an impairment loss. Intangible assets with finite lives are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Original lives range from 3 to 15 years. Intangible assets subject to amortization are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable. If the carrying value is not expected to be recovered and the carrying value exceeds fair value, an impairment loss is recognized. Intangible assets with indefinite useful lives are not amortized and are reviewed for impairment annually or more frequently if events indicate impairment. The excess of carrying value over fair value, if any, is recorded as an impairment loss.

OTHER ASSETS

     Property or other assets received in satisfaction of debt are included in "Other Assets" on the Bank's Consolidated Statements of Condition and are recorded at the lower of remaining cost or fair value. Fair values for other real estate owned generally are reduced by estimated costs to sell. Losses arising from subsequent write-downs to fair value are charged directly to noninterest expense.

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

     The Bank provides medical care benefits for retirees meeting certain age and service requirements. The Bank contributes to the cost of coverage based on employees' length of service.

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

MANAGEMENT'S ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for loan losses, income taxes, pension cost, postemployment benefits, valuation of intangible assets, fair values and temporary vs. other-than-temporary impairment.

RECLASSIFICATIONS

     Certain reclassifications were made to conform prior years' financial statements to the current year's presentation.

2. SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:

                                        DECEMBER 31, 2004                                   DECEMBER 31, 2003
                        -------------------------------------------------   -------------------------------------------------
                        AMORTIZED    UNREALIZED   UNREALIZED                AMORTIZED    UNREALIZED   UNREALIZED
                           COST        GAINS        LOSSES     FAIR VALUE      COST        GAINS        LOSSES     FAIR VALUE
                        ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (IN THOUSANDS)
U.S. Treasury.........  $1,108,221     $    4      $ 5,746     $1,102,479   $2,820,111    $35,934       $4,306     $2,851,739
Federal agency........   3,892,537      1,044       21,022      3,872,559    3,663,043      5,886          959      3,667,970
Mortgage-backed.......      37,004      1,161          126         38,039       43,385      1,073          228         44,230
State and municipal...      42,002        634           74         42,562       28,592        364           --         28,956
Non-mortgage asset
  backed..............     706,099         --       10,267        695,832           --         --           --             --
Other.................      31,286      1,660           --         32,946       31,260        125           --         31,385
                        ----------     ------      -------     ----------   ----------    -------       ------     ----------
Total securities......  $5,817,149     $4,503      $37,235     $5,784,417   $6,586,391    $43,382       $5,493     $6,624,280
                        ==========     ======      =======     ==========   ==========    =======       ======     ==========

     The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2004, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The majority of unrealized losses are attributable to rising interest rates in 2004. Management believes that all of the unrealized losses are temporary.

                                                LENGTH OF CONTINUOUS UNREALIZED LOSS POSITION
                                 ---------------------------------------------------------------------------
                                   LESS THAN 12 MONTHS       12 MONTHS OR LONGER              TOTAL
                                 -----------------------   -----------------------   -----------------------
                                              UNREALIZED                UNREALIZED                UNREALIZED
                                 FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
                                 ----------   ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
U.S. Treasury..................  $  759,506    $ 4,153     $  297,980     $1,593     $1,057,486    $ 5,746
Federal agency.................   2,616,190     16,958      1,015,681      4,064      3,631,871     21,022
Mortgage-backed................          --         --         11,978        126         11,978        126
State and municipal............       8,705         53          3,007         21         11,712         74
Non-mortgage asset backed......     695,832     10,267             --         --        695,832     10,267
Other..........................          --         --             --         --             --         --
                                 ----------    -------     ----------     ------     ----------    -------
  Temporarily impaired
     securities -- available-for-sale.. $4,080,233  $31,431 $1,328,646    $5,804     $5,408,879    $37,235
                                 ==========    =======     ==========     ======     ==========    =======

     At December 31, 2004 and 2003, available-for-sale and trading account securities having a carrying amount of $3.36 billion and $4.07 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                 DECEMBER 31, 2004
                                                              -----------------------
                                                              AMORTIZED       FAIR
                                                                 COST        VALUE
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Maturities:
  Within 1 year.............................................  $3,759,912   $3,740,561
  1 to 5 years..............................................   1,669,097    1,654,113
  5 to 10 years.............................................     122,252      121,220
  Over 10 years.............................................     197,598      197,538
  Mortgage-backed...........................................      37,004       38,039
Other securities without stated maturity....................      31,286       32,946
                                                              ----------   ----------
     Total securities.......................................  $5,817,149   $5,784,417
                                                              ==========   ==========

     In 2004, 2003 and 2002, proceeds from the sale of securities available-for-sale amounted to $2.61 billion, $1.54 billion and $2.68 billion, respectively. Gross gains of $26.5 million and gross losses of $0.3 million were realized on these sales in 2004, gross gains of $26.5 million and gross losses of $0.5 million were realized on these sales in 2003 and gross gains of $63.0 million and gross losses of $1.7 million were realized on these sales in 2002. Net unrealized holding gains on trading securities decreased during 2004 from an unrealized gain of $1.1 million at December 31, 2003 to an unrealized gain of $0.7 million at December 31, 2004. The decrease of $0.4 million has been included in 2004 earnings.

3. LOANS

     The following table summarizes loan balances by category:

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 2004          2003
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers................................................  $ 5,677,305   $5,043,936
  Real estate construction..................................      220,430      289,364
  Real estate mortgages.....................................    3,629,480    3,260,731
  Installment...............................................    1,868,108      930,644
Foreign loans:
  Banks and other financial institutions....................           --       29,223
  Other, primarily commercial and industrial................       89,625       19,554
                                                              -----------   ----------
     Total loans............................................   11,484,948    9,573,452
Less allowance for loan losses..............................      219,740      234,798
                                                              -----------   ----------
       Loans, net of allowance for loan losses..............  $11,265,208   $9,338,654
                                                              ===========   ==========

     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

                                                          YEARS ENDED DECEMBER 31
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Nonaccrual loans.....................................  $125,214   $171,226   $169,588
Restructured loans...................................        --         --         --
                                                       --------   --------   --------
Total nonperforming loans............................   125,214    171,226    169,588
Other assets received in satisfaction of debt........       220        450      1,975
                                                       --------   --------   --------
     Total nonperforming assets......................  $125,434   $171,676   $171,563
                                                       ========   ========   ========
Gross amount of interest income that would have been
  recorded if year-end nonperforming loans had been
  accruing interest at their original terms..........  $  7,976   $ 12,380   $  8,496
Interest income actually recognized..................        --         --         --
                                                       --------   --------   --------
  Interest shortfall.................................  $  7,976   $ 12,380   $  8,496
                                                       ========   ========   ========
90-day past due loans, still accruing interest (all
  domestic)..........................................  $ 48,236   $ 14,865   $ 12,478
                                                       ========   ========   ========

     At December 31, 2004 and 2003, the Bank had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Bank's consolidated assets. At December 31, 2004 and 2003 commercial loans with a carrying value of $2.9 billion and $4.78 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

4. ALLOWANCE FOR LOAN LOSSES

     The changes in the allowance for loan losses are as follows:

                                                          YEARS ENDED DECEMBER 31
                                                      -------------------------------
                                                        2004       2003       2002
                                                      --------   --------   ---------
                                                              (IN THOUSANDS)
Balance, beginning of year..........................  $234,798   $206,999   $ 227,374
                                                      --------   --------   ---------
Charge-offs.........................................   (47,820)   (88,244)   (106,650)
Recoveries..........................................    24,360     12,439      15,055
                                                      --------   --------   ---------
  Net charge-offs...................................   (23,460)   (75,805)    (91,595)
Provisions charged to operations....................     7,176    103,604      71,220
Acquired reserve....................................     1,226         --          --
                                                      --------   --------   ---------
Balance, end of year................................  $219,740   $234,798   $ 206,999
                                                      ========   ========   =========

     Details on impaired loans and related allowance are as follows:

                                               IMPAIRED LOANS    IMPAIRED LOANS
                                               FOR WHICH THERE   FOR WHICH THERE    TOTAL
                                                IS A RELATED      IS NO RELATED    IMPAIRED
                                                  ALLOWANCE         ALLOWANCE       LOANS
                                               ---------------   ---------------   --------
                                                              (IN THOUSANDS)
December 31, 2004
Balance......................................     $ 79,303           $45,911       $125,214
Related allowance............................       34,441                --         34,441
                                                  --------           -------       --------
Balance, net of allowance....................     $ 44,862           $45,911       $ 90,773
                                                  ========           =======       ========
December 31, 2003
Balance......................................     $144,064           $27,162       $171,226
Related allowance............................       76,913                --         76,913
                                                  --------           -------       --------
Balance, net of allowance....................     $ 67,151           $27,162       $ 94,313
                                                  ========           =======       ========

                                                          YEARS ENDED DECEMBER 31
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Average impaired loans...............................  $142,156   $181,900   $191,493
                                                       ========   ========   ========
Total interest income on impaired loans recorded on a
  cash basis.........................................  $     --   $     --   $     --
                                                       ========   ========   ========

5. PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 28,336   $ 22,855
Premises....................................................   222,334    209,877
Equipment...................................................   403,707    410,674
Leasehold improvements......................................    47,062     47,175
                                                              --------   --------
  Total.....................................................   701,439    690,581
Accumulated depreciation and amortization...................   392,024    387,606
                                                              --------   --------
  Premises and equipment....................................  $309,415   $302,975
                                                              ========   ========

     Depreciation and amortization expense was $48.7 million in 2004, $49.4 million in 2003 and $46.3 million in 2002.

     On December 17, 2001, the Bank closed on the sale of its fifteen story operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building was occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain, which is being amortized in to income over the remaining life of the lease, of $12.2 million and $14.0 million as of December 31, 2004 and 2003, respectively.

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

     The Bank's goodwill was subject to the annual impairment test in the fourth quarter of 2004. The fair value of the reporting unit was estimated using a valuation technique based on discounted cash flow analyses. The test did not identify potential impairment and no impairment loss was recognized in 2004.

     The carrying value of the Bank's goodwill was $89.3 million at December 31, 2004 and 2003.

     Besides goodwill, the Bank did not have any intangible assets not subject to amortization as of December 31, 2004 and 2003.

     As of December 31, 2004, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table:

                                                                            DECEMBER 31,
                                                                     ---------------------------
                                           DECEMBER 31, 2004             2004           2003
                                     -----------------------------   ------------   ------------
                                     GROSS CARRYING   ACCUMULATED    NET CARRYING   NET CARRYING
                                         AMOUNT       AMORTIZATION      VALUE          VALUE
                                     --------------   ------------   ------------   ------------
                                                           (IN THOUSANDS)
Branch network.....................     $145,000        $(82,167)      $62,833        $72,500
Other..............................        5,724          (2,284)        3,440          4,155
                                        --------        --------       -------        -------
  Total finite life intangibles....     $150,724        $(84,451)      $66,273        $76,655
                                        --------        --------       -------        -------

     Total amortization expense for the Bank's intangible assets was $10.4 million in 2004, $10.3 million in 2003 and $10.2 million in 2002.

     Estimated intangible asset amortization expense is $10.4 million for each of the years ending December 31, 2005, 2006, 2007 and 2008 and $9.9 million for the year ending December 31, 2009.

MORTGAGE SERVICING RIGHTS

     The carrying amount of mortgage servicing rights ("MSR") was $17.9 million and $16.3 million at December 31, 2004 and 2003, respectively. The fair value of those rights equaled the carrying amount at both December 31, 2004 and December 31, 2003. MSR, included in other assets, of $5.2 million and $11.2 million were capitalized during 2004 and 2003, respectively. Amortization expense associated with MSR was $8.7 million and $7.7 million in 2004 and 2003, respectively. The carrying amount of the MSR valuation allowance was $0.9 million and $6.0 million at December 31, 2004 and 2003, respectively. There were no direct write-downs in 2004 or 2003.

     The Corporation accounts for MSR at the lower of cost or fair value, in accordance with SFAS No. 140. Fair value of MSR is estimated using discounted cash flow analyses. The analyses consider portfolio characteristics, servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors. The estimated fair value of MSR is sensitive to changes in interest rates, including their effect on prepayment speeds. The Corporation stratifies its portfolio on the basis of market interest rates, loan type and repricing interval. MSR impairment is considered temporary and recognized as an expense through a valuation allowance to the extent that the carrying value exceeds estimated fair value.

7. DEPOSITS

     The following table summarizes deposit balances by category:

                                                                       INCREASE (DECREASE)
                                                  DECEMBER 31             2004 VS. 2003
                                           -------------------------   --------------------
                                              2004          2003          AMOUNT        %
                                           -----------   -----------   ------------   -----
                                                    (DOLLARS IN THOUSANDS)
Demand deposits..........................  $ 4,019,416   $ 4,231,540    $ (212,124)     (5)
Interest-bearing checking deposits.......      129,408       146,441       (17,033)    (12)
Money market accounts....................    2,369,938     2,094,733       275,205      13
Statement savings accounts...............    1,693,152     1,799,684      (106,532)     (6)
Savings certificates.....................    1,481,071     1,477,743         3,328      --
Other time deposits......................    2,476,071     2,325,995       150,076       6
Deposits in foreign offices..............    1,677,428       665,905     1,011,523     152
                                           -----------   -----------    ----------
  Total deposits.........................  $13,846,484   $12,742,041    $1,104,443       9
                                           ===========   ===========    ==========

     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $2.94 billion and $2.73 billion at December 31, 2004 and 2003, respectively. All time deposits in foreign offices were in denominations of $100,000 or more.

8. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     At various times the Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as receivables in the Consolidated Statements of Condition. There were no securities purchased under agreement to resell outstanding at December 31, 2004 and December 31, 2003. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank's account with Bank of New York through the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Bank's interest in these securities.

     The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.30 billion and $3.45 billion at December 31, 2004 and 2003, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

  SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................   $     --     $     --
Highest amount outstanding as of any month-end during the
  year......................................................   $553,250     $350,375
Daily average amount outstanding during the year............   $107,401     $ 65,847
Daily average annualized rate of interest...................       0.89%        0.53%

  SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Amount outstanding at end of year...........................  $3,299,028   $3,452,567
Highest amount outstanding as of any month-end during the
  year......................................................  $3,802,636   $4,821,309
Daily average amount outstanding during the year............  $3,215,071   $4,164,402
Daily average annualized rate of interest...................        1.22%        1.04%

9. SENIOR NOTES AND LONG-TERM NOTES

     The following table summarizes the Bank's long-term notes:

                                                                  DECEMBER 31
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
                                                                (IN THOUSANDS)
Floating rate subordinated note to Bankcorp due March 31,
  2005......................................................  $     --   $ 50,000
Floating rate subordinated note to Bankcorp due December 1,
  2006......................................................        --     50,000
Fixed rate 6.5% subordinated note to Bankcorp due December
  27, 2007..................................................        --     60,000
Fixed rate 7.63% subordinated note to Bankcorp due June 27,
  2008......................................................        --     15,000
Fixed rate 7.13% subordinated note to Bankcorp due June 30,
  2009......................................................        --     50,000
Floating rate subordinated note to Bankcorp due May 31,
  2014......................................................   100,000         --
Floating rate subordinated note to Bankcorp due May 31,
  2016......................................................   100,000         --
                                                              --------   --------
  Total.....................................................  $200,000   $225,000
                                                              ========   ========

     All of the Bank notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank and are not subject to redemption prior to maturity at the election of the debtholders. The interest rate on the floating rate note due May 31, 2014 reprices quarterly and floats at 35 basis points above 90 day London Interbank Offering Rate ("LIBOR"). The interest rate on the floating rate note due May 31, 2016 reprices quarterly and floats at 37.5 basis points above 90 day LIBOR. At year-end 2004, 90 day LIBOR was 2.56 percent.

     There are no scheduled principal payments on long-term notes during the years 2005 through 2009. In 2010 and beyond, scheduled principal payments on long-term notes are $200 million.

     The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of the Bank. As of December 31, 2004, a $200 million senior short-term note was outstanding with an original maturity of 32 days (remaining maturity of 28 days) and stated interest rate of
2.34 percent. There were no senior short-term notes outstanding as of December 31, 2003.

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

     The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities (including Federal funds sold, Federal funds purchased, securities purchased under agreement to resell and securities sold under agreement to repurchase) reported on the Bank's Consolidated Statements of Condition were considered to be the best estimates of fair value for these financial instruments. Fair values of trading account assets and available-for-sale securities were based on quoted market prices.

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

     The fair value of loans held for sale is based on future mortgage-backed security prices corresponding to the mortgage loan pools.

     The fair values of bank-owned insurance approximate carrying value, because upon liquidation of these investments the Bank would receive the cash surrender value which equals carrying value.

     The fair values of demand deposits, savings accounts, interest-bearing checking deposits and money market accounts were the amounts payable on demand at the reporting date, or the carrying amounts. The fair value of time deposits was estimated using a discounted cash flow calculation with current market rates offered by the Bank as discount rates.

     The fair value of short-term borrowings and short-term senior notes approximates carrying value because the average maturity on these notes is less than one year.

     The fair value of minority interest -- preferred stock of subsidiary (Harris Preferred Capital Corporation) approximates carrying value as the preferred stock has a liquidation preference that equals book value.

     In 2004 the fair value of floating rate long-term notes were assumed to be the same as carrying value since the notes' interest rates automatically reprice to market. In 2003 the fair value of the fixed rate long-term notes was determined using a discounted cash flow calculation with current rates available to the Bank for similar debt as discount rates.

     The fair value of credit facilities approximates their carrying value (i.e. deferred income) or estimated cost that would be incurred to induce third parties to assume these commitments.

     The estimated fair values of the Bank's financial instruments at December 31, 2004 and 2003 are presented in the following table. See Note 11 to Consolidated Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments.

                                                                DECEMBER 31
                                           -----------------------------------------------------
                                                     2004                        2003
                                           -------------------------   -------------------------
                                            CARRYING        FAIR        CARRYING        FAIR
                                              VALUE         VALUE         VALUE         VALUE
                                           -----------   -----------   -----------   -----------
                                                              (IN THOUSANDS)
ASSETS
Cash and demand balances due from
  banks..................................  $   887,827   $   887,827   $   823,615   $   823,615
Money market assets:
  Interest-bearing deposits at banks.....      662,366       662,366       424,459       424,459
  Federal funds sold and securities
     purchased under agreement to
     resell..............................      541,300       541,300       409,425       409,425
Securities available-for-sale............    5,784,417     5,784,417     6,624,280     6,624,280
Trading account assets...................       90,130        90,130        59,467        59,467
Loans, net of unearned income and
  allowance for loan losses..............   11,265,208    11,260,262     9,338,654     9,364,083
Accrued interest receivable..............       72,627        72,627        71,811        71,811
Loans held for sale......................       43,423        43,916       168,904       168,904
Bank-owned insurance.....................    1,072,660     1,072,660     1,035,239     1,035,239
                                           -----------   -----------   -----------   -----------
       Total on-balance-sheet financial
          assets.........................  $20,419,958   $20,415,505   $18,955,854   $18,981,283
                                           ===========   ===========   ===========   ===========

LIABILITIES
Deposits:
  Demand deposits........................  $ 8,188,806   $ 8,188,806   $ 8,301,415   $ 8,301,415
  Time deposits..........................    5,657,678     5,661,138     4,440,626     4,455,398
Federal funds purchased..................    1,267,850     1,267,850     1,190,839     1,190,839
Securities sold under agreement to
  repurchase.............................    3,299,029     3,299,029     3,452,567     3,452,567
Short-term borrowings....................       88,070        88,070        10,841        10,841
Accrued interest payable.................       23,306        23,306        23,251        23,251
Short-term notes -- senior...............      200,000       200,000            --            --
Minority interest -- preferred stock of
  subsidiary.............................      250,000       250,000       250,000       250,000
Preferred stock issued to Harris
  Bankcorp, Inc..........................        5,000         5,000         5,000         5,000
Long-term notes -- subordinated..........      200,000       200,000       225,000       243,571
                                           -----------   -----------   -----------   -----------
       Total on-balance-sheet financial
          liabilities....................  $19,179,739   $19,183,199   $17,899,539   $17,932,882
                                           ===========   ===========   ===========   ===========
OFF-BALANCE-SHEET CREDIT FACILITIES
  (POSITIVE POSITIONS/(OBLIGATIONS))
Loan commitments.........................  $    (6,694)  $    (6,694)  $   (11,239)  $   (11,239)
Standby letters of credit................       (1,313)       (1,313)       (1,126)       (1,126)
                                           -----------   -----------   -----------   -----------
       Total off-balance-sheet credit
          facilities.....................  $    (8,007)  $    (8,007)  $   (12,365)  $   (12,365)
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

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank's commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $9.6 billion and $8.3 billion at December 31, 2004 and 2003, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 2004, totaled $970 million and at December 31, 2003, totaled $944 million.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $30 million at December 31, 2004 and $46 million at December 31, 2003.

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

     The fair value of credit facilities (i.e. deferred income) is approximately equal to their carrying value of $8.0 million at December 31, 2004 and $12.4 million at December 31, 2003.

  FINANCIAL GUARANTEES

     Financial guarantees with off-balance-sheet risk include standby letters of credit, loans sold with recourse and written put options.

     Standby letters of credit are unconditional commitments that guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.89 billion at December 31, 2004 and $2.76 billion at December 31, 2003. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $1.06 billion at December 31, 2004 and $948 million at December 31, 2003. In most cases, these commitments expire within three years without being drawn upon.

     The Bank has sold mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer, based on pre-determined rates, upon the occurrence of certain credit-related events. The maximum amount payable under the recourse provisions is $7.0 million at December 31, 2004 and 2003. The carrying amount of the recourse liability is $0.5 million at December 31, 2004 and $1.3 million at December 31, 2003.

     Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options is equal to their notional amount of $930 million and $865 million at December 31, 2004 and 2003, respectively. The fair value of the related derivative liability is $4.7 million at December 31, 2004 and $4.3 million at December 31, 2003.

  SECURITIES ACTIVITIES

     The Bank's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $59 million at December 31, 2004 and $47 million at December 31, 2003.

     Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had a short position of $0.1 million at December 31, 2004 and no position at December 31, 2003.

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

     At December 31, 2004, the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $174 million in other assets and derivative instrument liabilities of $173 million in other liabilities. At December 31, 2003, the Bank recorded the fair value of derivative instrument assets of $112 million in other assets and derivative instrument liabilities of $93 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

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

     The Bank and BMO combine their U.S. FX revenues. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on October 31, 2005, but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2004 and December 31, 2003, totaled $5.9 million and $5.1 million, respectively, of net profit under the aforementioned agreement with BMO.

     At December 31, 2004, approximately 98 percent of the Bank's gross notional positions in foreign currency contracts are represented by seven currencies:
Eurodollar, Canadian dollar, British pound, Australian dollar, Swedish krona, Japanese yen and the Mexican peso.

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

     For fair value hedges, as of December 31, 2004 the Bank recorded the fair value of derivative instrument liabilities of $38.0 million in other liabilities. For fair value hedges, as of December 31, 2003 the Bank recorded the fair value of derivative instrument assets and liabilities of $10.7 million and $23.9 million, respectively, in other assets and other liabilities. No hedge ineffectiveness was recorded to earning for the year ended December 31, 2004. Net losses recorded for the year-to-date period ended December 31, 2003 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Bank. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

  Cash Flow Hedges

     The Bank uses interest rate swaps to reduce the variability associated with future interest payments on floating-rate, prime-based loans. Interest rate swaps convert the expected cash flows on the loans from variable to fixed. Changes in the fair value of the swaps that are effective hedges are recorded in other comprehensive income.

     For cash flow hedges, as of December 31, 2004 the Bank recorded the fair value of derivative instrument liabilities of $8.6 million in other liabilities. No hedge ineffectiveness was recorded to earnings for the year ended December 31, 2004. The unrealized gains (losses) in accumulated other comprehensive income ("AOCI") related to the interest rate swaps are reclassified to earnings in the same period that the interest on the floating-rate loans affects earnings. Approximately $2.0 million is expected to be reclassified to earnings over the next twelve months. As of September 30, 2004 certain swaps were dedesignated as hedges in order to comply with FAS 133 Implementation Issue No. G25, "Cash Flow Hedges: Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans." Losses from the hedge dedesignation were reclassified from AOCI and recorded in noninterest income for the year ended December 31, 2004 but were not material to the consolidated financial statements of the Bank.

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

     The Bank has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are recorded as liabilities at fair value. The Bank enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value.

     Interest rate swaps are used to modify exposure to variability in cash flows for certain syndication arrangements, where the Bank is agent. The derivative instruments do not qualify for hedge accounting and are accounted for at fair value.

13. CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2004 and 2003. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

  MIDWESTERN GEOGRAPHIC AREA

     A majority of the Bank's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. The Bank's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $16.9 billion or 55 percent of the Bank's total credit exposure at December 31, 2004 and $14.0 billion or 50 percent of the Bank's total credit exposure at December 31, 2003.

     The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 11 to Financial Statements for information on collateral supporting credit facilities.

14. EMPLOYEE BENEFIT PLANS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2004. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 2004. The plan is a multiple-employer plan covering the Bank's employees as well as persons employed by certain affiliated entities.

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.

     Effective January 1, 2002, the plan's benefit formula for new employees was changed to an account-based formula from a final average pay formula. The account-based benefit formula is based upon eligible pay, age and length of service. Prior to January 1, 2002, the plan's benefit formula was a final average pay formula, based upon length of service and an employee's highest qualifying compensation during five consecutive years of active employment less an estimated Social Security benefit. For employees who were employed as of December 31, 2001 and leave the Corporation on or after January 1, 2002, benefits are initially calculated two ways: under the account-based formula for service beginning January 1, 2002 and under the final average pay formula for all service. This latter group of employees will receive that retirement benefit which yields the highest return.

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. The Bank generally contributes the maximum allowable under the U.S. Internal Revenue Code. For 2004, 2003 and 2002, cumulative contributions were less than the amounts recorded as primary plan pension expense for financial reporting purposes. For 2005 (plan year 2004), the estimated pension contribution is approximately $17 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan (excluding settlement losses and curtailment gains), for 2004, 2003, and 2002 was $30.2 million, $22.2 million and $11.7 million, respectively. The qualified pension accumulated benefit obligation as of December 31, 2004, 2003, and 2002 was $288.8 million, $263.6 million and $233.3 million, respectively.

     For the supplemental unfunded retirement plan, no settlement losses were recorded in 2004 or 2002 and a $2.6 million settlement loss was recognized in 2003.

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

     Effective July 1, 2004 the Bank adopted FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." The Bank elected retroactive application to December 31, 2003. Under the Act, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is "actuarially equivalent" to the Medicare Part D benefit. In 2004, the Bank recorded a reduction to postretirement medical expense in the amount of $0.5 million, as determined by the Bank's actuarial consultants. Based on their analysis, the Bank's postretirement benefit medical plan would pass the test for actuarial equivalence and would qualify for the subsidy.

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the
Bank:

                                      PENSION BENEFITS            POSTRETIREMENT MEDICAL BENEFITS
                              ---------------------------------   --------------------------------
                               2004**      2003**      2002**      2004**     2003**      2002**
                              ---------   ---------   ---------   --------   ---------   ---------
                                                         (IN THOUSANDS)
CHANGE IN BENEFIT
  OBLIGATION*
Benefit obligation at
  beginning of year.........  $ 340,935   $ 311,566   $ 248,377   $54,169    $ 44,361    $ 38,389
Service cost................     16,969      13,867      10,871     1,876       1,569       1,259
Interest cost...............     19,400      19,239      18,451     2,944       2,917       2,799
Plan Amendments.............         --          --       1,585        --          --          --
Acquisitions/transfers......         40          --          --        --          --          --
Medicare drug legislation...         --          --          --    (9,157)         --          --
Benefits paid (net of
  participant
  contributions)............    (31,500)    (42,600)    (19,065)   (2,265)     (2,227)     (2,863)
Actuarial (gain) or loss....      4,551      38,863      51,347    (1,700)      7,549       4,777
                              ---------   ---------   ---------   -------    --------    --------
Benefit obligation at end of
  year......................  $ 350,395   $ 340,935   $ 311,566   $45,867    $ 54,169    $ 44,361
                              =========   =========   =========   =======    ========    ========

                                      PENSION BENEFITS            POSTRETIREMENT MEDICAL BENEFITS
                              ---------------------------------   --------------------------------
                               2004**      2003**      2002**      2004**     2003**      2002**
                              ---------   ---------   ---------   --------   ---------   ---------
                                                         (IN THOUSANDS)
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year.........  $ 215,285   $ 210,844   $ 236,956   $31,407    $ 24,406    $ 25,962
Actual return on plan
  assets....................     32,317      38,180     (14,316)    5,010       7,001      (3,579)
Acquisitions/transfers......        358          --          --        --          --          --
Employer contribution.......     13,626       8,861       7,269        --          --       2,023
Benefits paid...............    (31,500)    (42,600)    (19,065)       --          --          --
                              ---------   ---------   ---------   -------    --------    --------
Fair value of plan assets at
  end of year***............  $ 230,086   $ 215,285   $ 210,844   $36,417    $ 31,407    $ 24,406
                              =========   =========   =========   =======    ========    ========
Funded Status...............  $(120,309)  $(125,650)  $(100,722)  $(9,450)   $(22,762)   $(19,955)
Contributions made between
  measurement date
  (September 30) and end of
  year......................         --          --          --        --          --          --
Unrecognized actuarial
  (gain) or loss............    110,839     131,102     117,006    (5,842)      7,506       5,079
Unrecognized transition
  (asset) or obligation.....         --          --          --    13,890      15,641      17,392
Unrecognized prior service
  cost......................      3,116       2,836       2,556       846       1,015       1,184
                              ---------   ---------   ---------   -------    --------    --------
Net amount at year-end......  $  (6,354)  $   8,288   $  18,840   $  (556)   $  1,400    $  3,700
                              =========   =========   =========   =======    ========    ========
AMOUNTS RECOGNIZED IN THE
  STATEMENT OF CONDITION
  CONSIST OF:
Prepaid benefit cost........  $      --   $      --   $      --   $    --    $  1,400    $  3,700
Accrued benefit liability...    (48,117)    (44,313)    (25,528)     (556)         --          --
Intangible asset............      3,114       2,836       2,556        --          --          --
Accumulated other
  comprehensive income
  (gross of tax)............     38,649      49,765      41,812        --          --          --
                              ---------   ---------   ---------   -------    --------    --------
Net amount recognized at
  year-end..................  $  (6,354)  $   8,288   $  18,840   $  (556)   $  1,400    $  3,700
                              =========   =========   =========   =======    ========    ========
Other comprehensive income
  attributable to change in
  additional minimum
  liability (gross of
  tax)......................  $ (11,116)  $   7,953   $  41,812   $    --    $     --    $     --

                                      PENSION BENEFITS            POSTRETIREMENT MEDICAL BENEFITS
                              ---------------------------------   --------------------------------
                               2004**      2003**      2002**      2004**     2003**      2002**
                              ---------   ---------   ---------   --------   ---------   ---------
                                                         (IN THOUSANDS)
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost................  $  16,969   $  13,867   $  10,871   $ 1,876    $  1,569    $  1,259
Interest cost...............     19,400      19,239      18,451     2,944       2,917       2,799
Expected return on plan
  assets....................    (15,073)    (17,591)    (21,778)   (2,513)     (1,953)     (2,077)
Amortization of prior
  service cost..............       (279)       (279)       (280)      169         169         169
Amortization of transition
  (asset) or obligation.....         --          --         (85)    1,751       1,751       1,751
Amortization of actuarial
  (gain) or loss............      7,283       4,638          --        (6)         --        (233)
                              ---------   ---------   ---------   -------    --------    --------
Net periodic benefit cost...  $  28,300   $  19,874   $   7,179   $ 4,221    $  4,453    $  3,668
                              =========   =========   =========   =======    ========    ========

---------------

  * Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

 ** Plan assets and obligation measured as of September 30.

*** The actual allocation of plan assets by category are as follows:

                                                              2004   2003   2002
                                                              ----   ----   ----
Pension:
Equity securities...........................................  72%    73%    67%
Fixed income securities.....................................  28%    27%    33%
Postretirement Medical:
Equity securities...........................................  72%    73%    66%
Fixed income securities.....................................  28%    27%    34%

     At December 31, 2004 over one-half of the plan assets consisted of investments in mutual funds administered by Harris Investment Management, Inc., a subsidiary of Bankcorp.

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

Equity securities...........................................  70%
Fixed income securities.....................................  30%

                                                                   POSTRETIREMENT
                                           PENSION BENEFITS       MEDICAL BENEFITS
                                         ---------------------   ------------------
                                         2004    2003    2002    2004   2003   2002
                                         -----   -----   -----   ----   ----   ----
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE BENEFIT OBLIGATIONS AS OF
  DECEMBER 31
Discount rate..........................  6.00%   6.00%   6.75%   6.00%  6.00%  6.75%
Rate of compensation increase..........  3.80%   4.20%   5.50%   N/A    N/A    N/A
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE NET BENEFIT COST FOR YEARS
  ENDED DECEMBER 31
Discount rate..........................  6.00%   6.75%   7.50%   6.00%  6.75%  7.50%
Expected return on plan assets.........  8.00%   8.00%   9.00%   8.00%  8.00%  8.00%
Rate of compensation increase..........  3.80%   4.20%   5.50%   N/A    N/A    N/A

     For measurement purposes, a 9 percent annual rate of increase for pre 65 and an 11 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits was assumed for 2004. The rate will be graded down to 5.0 percent for pre 65 and 5.5 percent for post 65 in 2013 and 2012, respectively, and remain level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             1-PERCENTAGE     1-PERCENTAGE
                                                            POINT INCREASE   POINT DECREASE
                                                            --------------   --------------
                                                                    (IN THOUSANDS)
Effect on total of service and interest cost components...      $  882          $  (694)
Effect on postretirement benefit obligation...............      $6,653          $(5,387)

     The following table sets forth the status of the supplemental unfunded retirement plan:

                                                           SUPPLEMENTAL UNFUNDED
                                                            RETIREMENT BENEFITS
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year..............  $ 13,951   $ 25,544   $ 23,750
Service cost.........................................     1,234      1,132      2,273
Interest cost........................................       635      1,075      1,398
Settlement (gain) or loss............................        --      1,546         --
Plan amendments/merger...............................        --         --         --
Benefits paid (net of participant contributions).....    (3,784)      (180)      (239)
Settlement payments..................................        --    (10,872)        --
Actuarial (gain) or loss.............................     2,454     (4,294)    (1,638)
                                                       --------   --------   --------
Benefit obligation at end of year....................  $ 14,490   $ 13,951   $ 25,544
                                                       ========   ========   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.......  $     --   $     --   $     --
Actual return on plan assets.........................        --         --         --
Employer contribution................................     3,784     11,052        239
Benefits paid........................................    (3,784)   (11,052)      (239)
                                                       --------   --------   --------
Fair value of plan assets at end of year.............  $     --   $     --   $     --
                                                       ========   ========   ========

                                                           SUPPLEMENTAL UNFUNDED
                                                            RETIREMENT BENEFITS
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Funded Status........................................  $(14,490)  $(13,951)  $(25,544)
Contributions made between measurement date
  (September 30) and end of year.....................        28        916         --
Unrecognized actuarial (gain) or loss................     5,101      3,325      8,020
Unrecognized transition (asset) or obligation........        --         --         12
Unrecognized prior service cost......................    (3,001)    (2,978)    (2,880)
                                                       --------   --------   --------
Prepaid (accrued) benefit cost.......................  $(12,362)  $(12,688)  $(20,392)
                                                       ========   ========   ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.........................................  $  1,234   $  1,132   $  2,273
Interest cost........................................       635      1,075      1,398
Expected return on plan assets.......................        --         --         --
Amortization of prior service cost...................        23         97        170
Amortization of transition (asset) or obligation.....        --         13         10
Amortization of actuarial (gain) or loss.............        15         53        664
                                                       --------   --------   --------
Net periodic benefit cost............................  $  1,907   $  2,370   $  4,515
                                                       ========   ========   ========
Additional (gain) or loss recognized due to:
  Settlement.........................................  $     --   $  2,597   $     --
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE
  BENEFIT OBLIGATIONS AS OF DECEMBER 31
Discount rate........................................      5.25%      5.25%      5.50%
Rate of compensation increase........................      3.80%      4.20%      5.50%
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET
  BENEFIT COST FOR YEARS ENDED DECEMBER 31
Discount rate........................................      5.25%      5.50%      6.00%
Rate of compensation increase........................      3.80%      4.20%      5.50%

     The benefits expected to be paid in each of next five years and the aggregate for the five years thereafter are as follows:

                                                          POSTRETIREMENT    SUPPLEMENTAL UNFUNDED
YEAR                                  PENSION BENEFITS   MEDICAL BENEFITS    RETIREMENT BENEFITS
----                                  ----------------   ----------------   ---------------------
                                                            (IN THOUSANDS)
2005................................      $ 18,758           $ 2,929               $   889
2006................................        19,799             2,875                 1,129
2007................................        21,662             2,923                 1,346
2008................................        23,625             2,971                 1,614
2009................................        24,643             3,016                 2,090
2010-2014...........................       146,201            15,916                15,116

     The Bank has a defined contribution plan that is available to virtually all employees. Effective January 1, 2002, the Bank amended the plan to enhance the 401(k) matching contribution and discontinue the profit sharing contribution. The matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution was based on the annual financial performance of the Bank relative to predefined targets. The Bank's total expense for this plan was $9.8 million, $9.4 million and $9.3 million in 2004, 2003 and 2002, respectively.

15. STOCK OPTIONS

     The Bank has three stock-based compensation plans: an options program, a performance incentive plan and an employee share purchase plan. The option plans are accounted for under the fair value based method of accounting and are described below.

  STOCK OPTION PROGRAM

     The Stock Option Program was established under the Bank of Montreal Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

     The Bank has two types of option plans. The Fixed Stock Option Plan consists of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the BMO shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days, after the vesting date. The stock options are exercisable for BMO common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $4.0 million, $5.8 million and $5.6 million in 2004, 2003 and 2002, respectively.

     The following table summarizes the stock option activity for 2004, 2003 and 2002 and provides details of stock options outstanding at December 31, 2004:

                                        2004                         2003                         2002
                             --------------------------   --------------------------   --------------------------
                                           WTD. AVG.                    WTD. AVG.                    WTD. AVG.
OPTIONS                       SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
-------                      ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of
  year.....................  3,422,184       $33.40       3,994,491       $33.32       3,609,059       $34.30
Granted....................    379,700        44.08              --           --         425,300        26.18
Exercised..................   (520,475)       36.10        (470,448)       34.25         (76,115)       30.44
Forfeited, cancelled.......         --           --              --           --              --           --
Transferred................      8,200        37.01        (101,859)       26.18          36,247        13.15
Expired....................         --           --              --           --              --           --
                             ---------                    ---------                    ---------
Outstanding at end of
  year.....................  3,289,609        34.22       3,422,184        33.40       3,994,491        33.32
                             =========                    =========                    =========
Options exercisable at
  year-end.................  2,526,266       $34.66       2,432,304       $35.70       1,552,213       $35.51
Weighted-average fair value
  of options granted during
  the year.................                  $ 8.57                          N/A                       $ 5.27

---------------

N/A -- There were no stock options granted during fiscal 2003.

                                        OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       -----------------------------------------------------   ----------------------------------
                            NUMBER            WTD. AVG.                             NUMBER
RANGE OF                  OUTSTANDING         REMAINING         WTD. AVG.         EXERCISABLE        WTD. AVG.
EXERCISE PRICES        DECEMBER 31, 2004   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2004   EXERCISE PRICE
---------------        -----------------   ----------------   --------------   -----------------   --------------
$22-30...............      1,508,845       6.84 years             $23.68           1,073,302           $23.56
 34-42...............        969,998       5.39                    38.11             814,298            37.41
 46-54...............        810,766       6.47                    49.17             638,666            49.80
                           ---------                                               ---------
 22-54...............      3,289,609       6.32                    34.22           2,526,266            34.66
                           =========                                               =========

     The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted-average fair value of options granted during the years ended December 31, 2004 and

December 31, 2002 was $8.57 and $5.27, respectively. No stock options were granted during the year ended December 31, 2003. The following weighted-average assumptions were used to determine the fair value of options on the date of grant:

                                                              2004    2003   2002
                                                              -----   ----   -----
Risk-free interest rate.....................................   4.51%  N/A     4.80%
Expected life, in years.....................................    7.0   N/A      7.0
Expected volatility.........................................  23.06%  N/A    23.44%
Compound annual dividend growth.............................   9.45%  N/A     8.39%

  MID-TERM INCENTIVE PLAN

     The Bank maintains the Mid-Term Incentive Plan which was established in January 2000. The plan is intended to enhance the Bank's ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve BMO's governing objective of maximizing value for its shareholders.

     During 2004 the Bank was party to an agreement made between BMO and a third party to assume the obligation related to the 2004 Mid-Term Incentive Plan. The Bank's share of the payment was $12.4 million. A similar agreement was entered into in 2003 and 2002 related to the 2003 and 2002 Mid-Term Incentive Plans for a payment of $14.7 million and $8.0 million, respectively. These amounts will be recorded as compensation expense over the three year performance cycle of the plan on a straight-line basis. Any future payments required under these plans will be the responsibility of the third party.

     Payouts under the plan to participants depend on the achievement of specific performance criteria that are set at the grant date. The right to receive distributions under the plan vest and are paid out after three years based on various factors including the BMO share price. Compensation expense for this plan totaled $11.4 million, $20.5 million and $10.6 million in 2004, 2003 and 2002, respectively.

  EMPLOYEE SHARE PURCHASE PLAN

     The Bank of Montreal ("BMO") Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank's contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.4 million, $0.3 million and $0.1 million in 2004, 2003 and 2002, respectively.

16. LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $16.5 million in 2004, $16.6 million in 2003, and $15.9 million in 2002. These amounts include real estate taxes, maintenance and other rental-related operating costs of $6.1 million, $6.2 million, and $6.6 million for 2004, 2003, and 2002, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 2004 for all noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
2005........................................................     $10,351
2006........................................................       9,904
2007........................................................       8,750
2008........................................................       6,577
2009........................................................       6,431
2010 and thereafter.........................................      15,825
                                                                 -------
  Total minimum future rentals..............................     $57,838
                                                                 =======

     Occupancy expenses for 2004, 2003, and 2002 have been reduced by $18 million, $17 million, and $17 million, respectively, for rental income from leased premises.

17. INCOME TAXES

     The 2004, 2003 and 2002 applicable income tax expense (benefit) were as follows:

                                                          FEDERAL    STATE     TOTAL
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
2004: Current...........................................  $53,328   $ 4,134   $57,462
      Deferred..........................................    2,036      (772)    1,264
                                                          -------   -------   -------
          Total.........................................  $55,364   $ 3,362   $58,726
                                                          =======   =======   =======
2003: Current...........................................  $31,116   $(1,302)  $29,814
      Deferred..........................................    8,374     1,113     9,487
                                                          -------   -------   -------
          Total.........................................  $39,490   $  (189)  $39,301
                                                          =======   =======   =======
2002: Current...........................................  $58,791   $ 2,480   $61,271
      Deferred..........................................    5,247       788     6,035
                                                          -------   -------   -------
          Total.........................................  $64,038   $ 3,268   $67,306
                                                          =======   =======   =======

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2004, 2003 and 2002:

                                                                DECEMBER 31
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses..........................  $ 87,384   $ 91,977   $ 83,194
  Deferred expense and prepaid income................    13,588     13,155     13,554
  Deferred employee compensation.....................    19,621     19,110     16,605
  Other assets.......................................       261        882     16,697
                                                       --------   --------   --------
     Gross deferred tax assets.......................   120,854    125,124    130,050
                                                       --------   --------   --------
Deferred tax liabilities:
  Depreciable assets.................................   (37,595)   (40,650)   (43,608)
  Amortizable intangibles............................   (12,306)    (8,937)    (5,676)
  Other liabilities..................................    (5,282)    (9,747)    (5,489)
                                                       --------   --------   --------
     Gross deferred tax liabilities..................   (55,183)   (59,334)   (54,773)
                                                       --------   --------   --------
  Deferred tax assets................................    65,671     65,790     75,277
The tax effect of fair value adjustments on
  available-for-sale securities, minimum pension
  liabilities and hedging transactions recorded
  directly to stockholder's equity...................    28,080        (76)   (31,507)
                                                       --------   --------   --------
Net deferred tax assets..............................  $ 93,751   $ 65,714   $ 43,770
                                                       --------   --------   --------

     At December 31, 2004 and 2003, the respective deferred tax assets of $65.6 million and $65.8 million included $58.3 million and $59.3 million for Federal taxes and $7.3 million and $6.5 million for state taxes, respectively. Management believes that the realization of the recognized net deferred tax asset is more likely than not based on existing carryback ability and expectations as to future taxable income.

     Total income tax expense of $58.7 million for 2004, $39.3 million for 2003 and $67.3 million for 2002 reflects effective tax rates of 29.4 percent, 25.0 percent and 28.2 percent, respectively. The reconciliation between actual tax expense and the amount determined by applying the federal statutory rate of 35 percent to income before income taxes were as follows:

                                                        YEARS ENDED DECEMBER 31
                                 ---------------------------------------------------------------------
                                         2004                    2003                    2002
                                 ---------------------   ---------------------   ---------------------
                                            PERCENT OF              PERCENT OF              PERCENT OF
                                              PRETAX                  PRETAX                  PRETAX
                                  AMOUNT      INCOME      AMOUNT      INCOME      AMOUNT      INCOME
                                 --------   ----------   --------   ----------   --------   ----------
                                                        (DOLLARS IN THOUSANDS)
Computed tax expense...........  $ 69,936      35.0%     $ 55,010      35.0%     $ 83,699      35.0%
Increase (reduction) in income
  tax expense due to:
  Tax-exempt income from loans
     and investments net of
     municipal interest expense
     disallowance..............    (1,108)     (0.6)         (563)     (0.4)         (567)     (0.2)
  Bank-owned insurance.........   (14,082)     (7.0)      (15,253)     (9.7)      (17,709)     (7.4)
  State income taxes...........     2,185       1.1          (123)     (0.1)        2,124       0.9
  Other, net...................     1,795       0.9           230       0.2          (241)     (0.1)
                                 --------      ----      --------      ----      --------      ----
Actual tax expense.............  $ 58,726      29.4%     $ 39,301      25.0%     $ 67,306      28.2%
                                 ========      ====      ========      ====      ========      ====

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

     Risk-based capital guidelines define total capital to consist primarily of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder's equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for loan losses. The portion of the allowance for loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets.

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

     As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2004 that have changed the capital category of the Bank.

     At December 31, 2004 the Bank had $255 million of minority interest in preferred stock of subsidiaries including $250 million noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7 3/8% per annum. The Bank also had a total of $5 million of preferred stock with cumulative dividends payable at the rate of LIBOR plus 100 basis points adjusted as of the first business day of the calendar quarter that the record date falls. During both 2004 and 2003, $18 million of dividends were paid on the preferred stock. All issues of preferred stock qualify as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

     The following table summarizes the Bank's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

                                                                              TO BE WELL CAPITALIZED
                                                           FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                      ACTUAL            ADEQUACY PURPOSES        ACTION PROVISIONS
                               --------------------   ---------------------   -----------------------
                                CAPITAL     CAPITAL     CAPITAL     CAPITAL     CAPITAL      CAPITAL
                                 AMOUNT      RATIO      AMOUNT       RATIO       AMOUNT       RATIO
                               ----------   -------   -----------   -------   ------------   --------
                                                           (IN THOUSANDS)
As of December 31, 2004:
  Total Capital to Risk-
     Weighted Assets.........  $2,185,086   11.75%    $$1,487,718   $8.00%    $$1,859,648    $10.00%
  Tier 1 Capital to Risk-
     Weighted Assets.........  $1,764,599    9.49%    $$  743,772   $4.00%    $$1,115,658    $ 6.00%
  Tier 1 Capital to Average
     Assets..................  $1,764,599    8.33%    $$  847,346   $4.00%    $$1,059,183    $ 5.00%
As of December 31, 2003:
  Total Capital to Risk-
     Weighted Assets.........  $1,980,042   12.25%    $$1,293,089   $8.00%    $$1,616,361    $10.00%
  Tier 1 Capital to Risk-
     Weighted Assets.........  $1,649,198   10.20%    $$  646,744   $4.00%    $$  970,116    $ 6.00%
  Tier 1 Capital to Average
     Assets..................  $1,649,198    8.52%    $$  774,271   $4.00%    $$  967,839    $ 5.00%

19. INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Harris Trust and Savings Bank's investment in the combined net assets of its wholly-owned subsidiaries was $777 million and $792 million at December 31, 2004 and 2003, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries require prior approval of Federal banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $183 million of dividends at December 31, 2004. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash and non-cash dividends paid to Bankcorp by the Bank amounted to $70 million and $60 million in 2004 and 2003, respectively.

     The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2004 and 2003, daily average reserve balances of $263 million and $279 million, respectively, were required for the Bank. At year-end 2004 and 2003, balances on deposit at the Federal Reserve Bank totaled $213 million and $164 million, respectively.

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

21. OTHER COMPREHENSIVE INCOME

     The following table summarizes the components of other comprehensive income
(loss) shown in stockholder's equity:

                                                                                        TOTAL
                                     UNREALIZED GAINS     MINIMUM     UNREALIZED     ACCUMULATED
                                       (LOSSES) ON        PENSION       GAIN ON         OTHER
                                    AVAILABLE-FOR-SALE   LIABILITY    DERIVATIVE    COMPREHENSIVE
                                        SECURITIES       ADJUSTMENT   INSTRUMENTS      INCOME
                                    ------------------   ----------   -----------   -------------
                                                           (IN THOUSANDS)
Balance at December 31, 2002......       $ 72,959         $(25,194)     $    --       $ 47,765
                                         ========         ========      =======       ========
Balance at December 31, 2003......       $ 30,962         $(29,986)     $    35       $  1,011
                                         ========         ========      =======       ========
Balance at December 31, 2004......       $(21,274)        $(25,122)     $(5,274)      $(51,670)
                                         ========         ========      =======       ========

22. FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

                                                  FOREIGN     DOMESTIC     CONSOLIDATED
                                                  --------   -----------   ------------
                                                             (IN THOUSANDS)
2004
Total operating income..........................  $ 15,772   $ 1,113,573   $ 1,129,345
Total expenses..................................    68,483       861,045       929,528
                                                  --------   -----------   -----------
(Loss) income before taxes......................   (52,711)      252,528       199,817
Applicable income taxes.........................   (20,950)       79,676        58,726
                                                  --------   -----------   -----------
Net (loss) income...............................  $(31,761)  $   172,852   $   141,091
                                                  ========   ===========   ===========
Identifiable assets at year-end.................  $756,654   $20,467,993   $21,224,647
                                                  ========   ===========   ===========
2003
Total operating income..........................  $ 17,790   $ 1,141,897   $ 1,159,687
Total expenses..................................    27,425       975,090     1,002,515
                                                  --------   -----------   -----------
(Loss) income before taxes......................    (9,635)      166,807       157,172
Applicable income taxes.........................    (3,829)       43,130        39,301
                                                  --------   -----------   -----------
Net (loss) income...............................  $ (5,806)  $   123,677   $   117,871
                                                  ========   ===========   ===========
Identifiable assets at year-end.................  $523,206   $19,396,284   $19,919,490
                                                  ========   ===========   ===========
2002
Total operating income..........................  $ 18,305   $ 1,216,787   $ 1,235,092
Total expenses..................................     2,978       992,974       995,952
                                                  --------   -----------   -----------
Income before taxes.............................    15,327       223,813       239,140
Applicable income taxes.........................     6,092        61,214        67,306
                                                  --------   -----------   -----------
Net income......................................  $  9,235   $   162,599   $   171,834
                                                  ========   ===========   ===========
Identifiable assets at year-end.................  $559,259   $18,467,759   $19,027,018
                                                  ========   ===========   ===========

     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2004, 2003 and 2002, identifiable foreign assets accounted for 4 percent, 3 percent and 3 percent, respectively, of total consolidated assets.

23. BUSINESS COMBINATIONS

     At December 31, 2004 and 2003, intangible assets, including goodwill resulting from business combinations, amounted to $156 million and $166 million, respectively. Amortization of these intangibles amounted to $10.4 million in 2004, $10.3 million in 2003 and $10.2 million in 2002.

     In June 2004, Harris Bank Round Lake, a wholly-owned subsidiary of Harris Bankcorp Inc., was merged with and into the Bank. At that time, Harris Bank Round Lake total assets were $167 million and total deposits were $151 million. The impact to the Bank's stockholder's equity was an increase of $15.0 million. The combination was recorded using historical carrying values for Harris Bank Round Lake. In consideration of this contribution to its capital, the Bank issued 100,000 shares of common stock to Bankcorp.

     On June 4, 2004, Harris Bankcorp, Inc. announced its plan to consolidate twenty-six of its existing bank charters, including the Bank, into one national bank charter, Harris N.A. This transaction is expected to be completed in May 2005. The combination will be recorded at historical carrying value and, where applicable, prior years' financial statements will be restated. The following information is presented to illustrate the relative magnitude of the combination.

                                                           ACTUAL             PROFORMA
                                                      DECEMBER 31, 2004       COMBINED
                                                        BALANCES FOR         BALANCES OF
                                                      HARRIS TRUST AND     HARRIS N.A. AT
                                                        SAVINGS BANK      DECEMBER 31, 2004
                                                      -----------------   -----------------
                                                                  (IN MILLIONS)
Assets..............................................       $23,199             $33,267
Deposits............................................        12,172              21,022
Equity..............................................         1,643               2,620

24. RELATED PARTY TRANSACTIONS

     During 2004, 2003 and 2002, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short-term borrowings; time deposit issuance; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2004, 2003 and 2002, the Bank received from BMO approximately $14.0 million, $17.3 million and $20.8 million, respectively, primarily for trust services, data processing and other operations support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments to BMO of approximately $47.5 million, $30.4 million and $24.9 million in 2004, 2003 and 2002, respectively.

     At December 31, 2004, derivative contracts with BMO represent $37.6 million and $45.5 million of unrealized gains and unrealized losses, respectively. At December 31, 2003, derivative contracts with BMO represented $49.4 million and $102.1 million of unrealized gains and unrealized losses, respectively.

     The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in October 2005 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2004, 2003 and 2002 foreign exchange revenues included $5.9 million, $5.1 million and $7.2 million of net profit, respectively, under this agreement.

     On June 18, 2004, the Bank issued a dividend to Harris Bankcorp, Inc. consisting of a wholly-owned U.S. subsidiary, Harris Bank International Corp. ("HBIC"). At the time of the dividend, HBIC had assets of $7.1 million and equity of $5.4 million.

     On July 3, 2003, the Bank issued a $1.0 billion certificate of deposit ("CD") to a subsidiary of BMO, BMO (Barbados) Limited. The certificate matures June 30, 2008 and bears a 2.84 percent fixed rate of interest, payable quarterly. On August 28, 2003, the Bank issued a $427.7 million CD to BMO (Barbados) Limited. The certificate matures March 31, 2009 and bears a 4.30 percent fixed rate of interest, payable semi-annually. On September 22, 2003, the Bank issued a $570 million CD to BMO (Barbados) Limited. The certificate matures September 24, 2007 and bears a 3.28 percent fixed rate of interest, payable quarterly. Interest expense recognized on these CD's in 2004 and 2003 was $66.6 million and $25.4 million, respectively.

     On June 29, 1999, the Bank borrowed (Canadian) $109.0 million from BMO (US) Finance, LLC ("FINCO"), a Delaware limited liability company and an indirect subsidiary of BMO. The Bank entered into a currency and interest rate swap agreement to exchange the C$109.0 million for U.S. $73.7 million and made monthly interest payments on the swap. This debt was paid off July 29, 2004.

     On June 28, 1999, the Bank borrowed (Canadian) $100.2 million from FINCO. The Bank entered into a currency swap agreement to exchange the C$100.2 million for U.S. $74.5 million and made monthly interest payments on the swap. This debt was paid off July 29, 2004.

     The Bank has loans outstanding to certain executive officers and directors. These loans totaled $5.6 million and $8.8 million at December 31, 2004 and 2003, respectively.