Form 10-Q
period 2005-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2005-05-12
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
-------------------                                    -----------------------
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

     The number of shares of Common Stock, $1.00 par value, outstanding on May 12, 2005 was 1,000. No common equity is held by nonaffiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I           FINANCIAL INFORMATION
Item 1.          Financial Statements:
                 Consolidated Balance Sheets.................................      2
                 Consolidated Statements of Operations and Comprehensive
                 Income......................................................      3
                 Consolidated Statements of Changes in Stockholders'
                 Equity......................................................      4
                 Consolidated Statements of Cash Flows.......................      5
                 Notes to Consolidated Financial Statements..................      6
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................      6
Item 3.          Quantitative and Qualitative Disclosures about Market
                 Risk........................................................     17
Item 4.          Controls and Procedures.....................................     17
Part II          OTHER INFORMATION
Item 6.          Exhibits....................................................     17
Signatures...................................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31     DECEMBER 31    MARCH 31
                                                                2005          2004          2004
                                                             -----------   -----------   -----------
                                                             (UNAUDITED)    (AUDITED)    (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris Trust and Savings Bank.........   $    444      $    407      $    562
Securities purchased from Harris Trust and Savings Bank
  under agreement to resell................................     11,000        10,500        15,000
Notes receivable from Harris Trust and Savings Bank........     11,036        12,129        15,184
Securities available-for-sale:
     Mortgage-backed.......................................    440,613       419,315       212,427
     U.S. Treasury.........................................     24,990        44,993       249,434
Securing mortgage collections due from Harris Trust and
  Savings Bank.............................................        106            78           603
Other assets...............................................      1,723         1,600           962
                                                              --------      --------      --------
       TOTAL ASSETS........................................   $489,912      $489,022      $494,172
                                                              ========      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Broker payable -- securities purchased.....................   $  7,331      $     --      $     --
Accrued expenses...........................................        103           134            97
                                                              --------      --------      --------
  TOTAL LIABILITIES........................................      7,434           134            97
Commitments and contingencies..............................         --            --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000,000 and
  20,000,000 shares authorized, 10,000,000 shares issued
  and outstanding..........................................    250,000       250,000       250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding...................................          1             1             1
Additional paid-in capital.................................    240,733       240,733       240,733
Earnings in excess of (less than) distributions............       (550)         (582)          265
Accumulated other comprehensive income (loss) -- net
  unrealized gains/(losses) on available-for-sale
  securities...............................................     (7,706)       (1,264)        3,076
                                                              --------      --------      --------
       TOTAL STOCKHOLDERS' EQUITY..........................    482,478       488,888       494,075
                                                              --------      --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........   $489,912      $489,022      $494,172
                                                              ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                                     MARCH 31
                                                              ----------------------
                                                                2005         2004
                                                              ---------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris Trust and Savings Bank
     under agreement to resell..............................   $   200     $    471
  Notes receivable from Harris Trust and Savings Bank.......       184          258
  Securities available-for-sale:
     Mortgage-backed........................................     4,566        2,630
     U.S. Treasury..........................................        19           24
                                                               -------     --------
       Total interest income................................     4,969        3,383
NON-INTEREST INCOME:
  (Loss) gain on sale of securities.........................      (194)         398
                                                               -------     --------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris Trust and Savings
     Bank...................................................         8           12
  Advisory fees paid to Harris Trust and Savings Bank.......        24           29
  General and administrative................................       102           96
                                                               -------     --------
       Total operating expenses.............................       134          137
                                                               -------     --------
Net income..................................................     4,641        3,644
Preferred dividends.........................................     4,609        4,609
                                                               -------     --------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER...........   $    32     $   (965)
                                                               =======     ========
Basic and diluted earnings (loss) per common share..........   $ 32.00     $(965.00)
                                                               =======     ========
Net income..................................................   $ 4,641     $  3,644
Other comprehensive income (loss) -- net unrealized
  gains/(losses) on available-for-sale securities...........    (6,442)         806
                                                               -------     --------
Comprehensive income (loss).................................   $(1,801)    $  4,450
                                                               =======     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                              QUARTER ENDED MARCH 31
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $488,888     $494,234
  Net income................................................      4,641        3,644
  Other comprehensive income (loss).........................     (6,442)         806
  Dividends (preferred stock $0.4609 per share).............     (4,609)      (4,609)
                                                               --------     --------
Balance at March 31.........................................   $482,478     $494,075
                                                               ========     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              QUARTER ENDED MARCH 31
                                                              ----------------------
                                                                2005         2004
                                                              ---------   ----------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $  4,641    $   3,644
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Loss (gain) on sale of securities......................       194         (398)
     Net (increase) decrease in other assets................      (123)         117
     Net (decrease) increase in accrued expenses............       (11)          13
                                                              --------    ---------
     Net cash provided by operating activities..............     4,701        3,376
                                                              --------    ---------
INVESTING ACTIVITIES:
  Net decrease in securities purchased from Harris Trust and
     Savings Bank under agreement to resell.................      (500)      (3,500)
  Repayments of notes receivable from Harris Trust and
     Savings Bank...........................................     1,093        1,363
  Increase in securing mortgage collections due from Harris
     Trust and Savings Bank.................................       (28)        (189)
  Purchases of securities available-for-sale................   (65,953)    (250,000)
  Proceeds from sales of securities available-for-sale......        --       10,989
  Proceeds from maturities of securities
     available-for-sale.....................................    65,333      242,206
                                                              --------    ---------
     Net cash (used) provided by investing activities.......       (55)         869
                                                              --------    ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................    (4,609)      (4,609)
                                                              --------    ---------
     Net increase (decrease) in cash on deposit with Harris
      Trust and Savings Bank................................        37         (364)
  Cash on deposit with Harris Trust and Savings Bank at
     beginning of period....................................       407          926
                                                              --------    ---------
  Cash on deposit with Harris Trust and Savings Bank at end
     of period..............................................  $    444    $     562
                                                              ========    =========
NON CASH TRANSACTION
  Unsettled security purchase...............................  $  7,331    $      --
                                                              ========    =========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris Trust and Savings Bank (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets, primarily U.S. treasury securities and securities collateralized with real estate mortgages. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. Harris Capital Holdings, Inc., owns 100% of the Company's common stock. The Bank owns all common stock outstanding issued by Harris Capital Holdings, Inc.

     The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company's 2004 Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

FIRST QUARTER 2005 COMPARED WITH FIRST QUARTER 2004

     The Company's net income for the first quarter of 2005 was $4.6 million. This represented a $1 million or 27% increase from first quarter 2004 earnings of $3.6 million. Earnings increased primarily because of increased interest income on earning assets.

                      HARRIS PREFERRED CAPITAL CORPORATION

     First quarter 2005 interest income on the Notes totaled $184 thousand and yielded 6.4% on $11.5 million of average principal outstanding for the quarter compared to $258 thousand and a 6.4% yield on $16.1 million average principal outstanding for first quarter 2004. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for first quarter 2005 and 2004 was $14 million and $20 million, respectively. Interest income on securities available-for-sale for the current quarter was $4.6 million resulting in a yield of 4.2% on an average balance of $436 million, compared to $2.7 million with a yield of 4.4% on an average balance of $243 million for the same period a year ago. The increase in interest income is primarily attributable to the increase in the investment portfolio of mortgage-backed securities.

     There were no Company borrowings during first quarter 2005 or 2004.

     First quarter 2005 operating expenses totaled $134 thousand, a decrease of $3 thousand or 2% from the first quarter of 2004. Loan servicing expenses totaled $8 thousand, a decrease of $4 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the first quarter 2005 were $24 thousand compared to $29 thousand a year earlier. General and administrative expenses totaled $102 thousand, an increase of $6 thousand over the same period in 2004 as a result of higher costs for processing, recordkeeping and administration.

     At March 31, 2005 and 2004, there were no Securing Mortgage Loans on nonaccrual status.

     On March 30, 2005, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on March 15, 2005 as declared on March 2, 2005. On March 31, 2004, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on March 15, 2004, as declared on March 2, 2004.

     At March 31, 2005, net unrealized losses on available-for-sale securities were $7.7 million compared to $3.1 million of unrealized gains at March 31, 2004 and $1.3 million of unrealized losses at December 31, 2004. The unrealized loss position at March 31, 2005 was attributable to changes in interest rates and not to lowered credit quality of individual securities.

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

                      HARRIS PREFERRED CAPITAL CORPORATION

     As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $4.7 million provided from operations during the three months ended March 31, 2005 were $1.1 million provided by principal repayments on the Notes and $65.3 million from the maturities of securities available-for-sale. In the prior period ended March 31, 2004, the primary sources of funds other than $3.4 million from operations were $1.4 million provided by principal repayments on the Notes and $253.2 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2005 were $65.9 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. For the prior year's quarter ended March 31, 2004, the primary uses of funds were $250.0 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2004.

OTHER MATTERS

     As of March 31, 2005, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

     On June 4, 2004, Harris Bankcorp, Inc., the Bank's parent company, announced its plan to consolidate twenty-six of its separate bank subsidiaries in Illinois (including the Bank) into one national bank, Harris N.A. This transaction is expected to be completed in May 2005. After that time, each outstanding share of the Company's Series A Preferred Stock will be automatically exchangeable for one newly issued preferred share of Harris N.A. under the same exchange conditions currently in existence for preferred shares of the Bank, except that the primary regulator for purposes of the exchange conditions will be the Office of the Comptroller of the Currency, rather than the Board of Governors of the Federal Reserve Bank. References herein to the Bank for those times subsequent to the charter consolidation are intended to refer to Harris N.A.

FINANCIAL STATEMENTS OF HARRIS TRUST AND SAVINGS BANK

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                               MARCH 31     DECEMBER 31    MARCH 31
                                                                 2005          2004          2004
                                                              -----------   -----------   -----------
                                                              (UNAUDITED)    (AUDITED)    (UNAUDITED)
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................  $   742,127   $  887,827    $   904,660
Money market assets:
    Interest-bearing deposits at banks......................      735,022      662,366        515,190
    Federal funds sold......................................      544,352      541,300        524,918
Securities available-for-sale (including $3.22 billion,
  $3.36 billion, and $3.09 billion of securities pledged as
  collateral for repurchase agreements at March 31, 2005,
  December 31, 2004 and March 31, 2004, respectively).......    5,957,831    5,784,417      7,133,651
Trading account assets......................................      122,605       90,130         49,411
Loans.......................................................   12,309,038   11,484,948     10,317,888
Allowance for loan losses...................................     (212,261)    (219,740)      (244,032)
                                                              -----------   -----------   -----------
    Net loans...............................................   12,096,777   11,265,208     10,073,856
Premises and equipment......................................      258,994      309,415        303,917
Bank-owned insurance........................................    1,082,906    1,072,660      1,044,956
Loans held for sale.........................................       18,437       43,423        119,126
Goodwill and other intangible assets........................      153,001      155,596        163,383
Other assets................................................      497,305      412,305        604,615
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $22,209,357   $21,224,647   $21,437,683
                                                              ===========   ===========   ===========


LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 4,253,312   $4,019,416    $ 4,316,432
                          -- interest-bearing...............    8,839,330    8,149,640      8,669,635
Deposits in foreign offices -- noninterest-bearing..........           --           --          4,413
                        -- interest-bearing.................    1,278,247    1,677,428      1,055,539
                                                              -----------   -----------   -----------
      Total deposits........................................   14,370,889   13,846,484     14,046,019
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    3,829,890    4,566,879      4,321,135
Short-term borrowings.......................................      636,343       88,070        101,617
Short-term senior notes.....................................      750,000      200,000        200,000
Accrued interest, taxes and other expenses..................      165,742      165,618        160,081
Other liabilities...........................................      351,858      264,134        500,699
Minority interest-preferred stock of subsidiary.............      250,000      250,000        250,000
Preferred stock issued to Harris Bankcorp, Inc. ............        5,000        5,000          5,000
Long-term notes -- subordinated.............................      200,000      200,000        225,000
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   20,559,722   19,586,185     19,809,551
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 10,100,000, 10,100,000 and
  10,000,000 shares authorized, issued and outstanding at
  March 31, 2005, December 31,2004 and March 31, 2004,
  respectively..............................................      101,000      101,000        100,000
Surplus.....................................................      649,929      647,365        642,534
Retained earnings...........................................      958,870      941,767        888,357
Accumulated other comprehensive loss........................      (60,164)     (51,670)        (2,759)
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    1,649,635    1,638,462      1,628,132
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $22,209,357   $21,224,647   $21,437,683
                                                              ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
                                                                (IN THOUSANDS)
INTEREST INCOME
Loans, including fees.......................................  $153,683   $121,170
Money market assets:
  Deposits at banks.........................................     2,204        877
  Federal funds sold and securities purchased under
    agreement to resell.....................................     4,515      1,448
Trading accounts............................................     1,128        372
Securities available-for-sale:
  U.S. Treasury and federal agency..........................    26,834     33,436
  State and municipal.......................................       368        279
  Other.....................................................     3,889        686
                                                              --------   --------
  Total interest income.....................................   192,621    158,268
                                                              --------   --------
INTEREST EXPENSE
Deposits....................................................    55,194     34,875
Short-term borrowings.......................................    26,864      9,928
Senior notes................................................     1,741        126
Minority interest-dividends on preferred stock of
  subsidiary................................................     4,609      4,609
Long-term notes.............................................     1,477      2,578
                                                              --------   --------
  Total interest expense....................................    89,885     52,116
                                                              --------   --------
NET INTEREST INCOME.........................................   102,736    106,152
Provision for loan losses...................................        --     17,325
                                                              --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   102,736     88,827
                                                              --------   --------
NONINTEREST INCOME
Trust and investment management fees........................    23,397     23,052
Money market and bond trading...............................     2,590      2,113
Foreign exchange............................................     1,215      1,725
Service charges and fees....................................    23,313     25,103
Net securities (losses) gains...............................      (236)    11,495
Bank-owned insurance........................................    10,246     10,388
Gains from loan restructuring...............................        --      7,131
Letter of credit fees.......................................     5,486      6,150
Other.......................................................    42,929     49,453
                                                              --------   --------
  Total noninterest income..................................   108,940    136,610
                                                              --------   --------
NONINTEREST EXPENSES
Salaries and other compensation.............................    72,801     74,299
Pension, profit sharing and other employee benefits.........    20,569     20,694
Net occupancy...............................................    12,112     11,929
Equipment...................................................    12,647     13,125
Marketing...................................................     8,034      8,292
Communication and delivery..................................     5,648      5,615
Expert services.............................................     6,041      5,601
Contract programming........................................     7,468      8,291
Other.......................................................    30,263     25,863
                                                              --------   --------
                                                               175,583    173,709
Amortization of intangibles.................................     2,596      2,596
                                                              --------   --------
  Total noninterest expenses................................   178,179    176,305
                                                              --------   --------
Income before income taxes..................................    33,497     49,132
Applicable income taxes.....................................     8,349     14,057
                                                              --------   --------
  NET INCOME................................................  $ 25,148   $ 35,075
                                                              ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31
                                                              -----------------
                                                               2005      2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Net income..................................................  $25,148   $35,075
Other comprehensive loss:
  Cash flow hedges:
     Net unrealized loss on derivative instruments, net of
      tax benefit of $5,332 in 2005 and $80 in 2004.........   (9,080)     (137)
  Minimum pension liability adjustment net of tax benefit of
     zero in 2005 and $78 in 2004...........................       --      (122)
  Unrealized gains (losses) on available-for-sale
     securities:
     Unrealized holding gains arising during the period, net
      of tax expense of $224 in 2005 and $2,504 in 2004.....      442     2,843
     Less reclassification adjustment for realized losses
      (gains) included in net income, net of tax (benefit)
      expense of ($92) in 2005 and $4,474 in 2004...........      144    (7,021)
                                                              -------   -------
  Other comprehensive loss..................................   (8,494)   (4,437)
                                                              -------   -------
Comprehensive income........................................  $16,654   $30,638
                                                              =======   =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $1,638,462   $1,596,629
  Net income................................................      25,148       35,075
  Contributions to capital..................................       2,564        2,989
  Contribution of parent's banking assets...................          --       14,984
  Dividends -- preferred stock..............................         (45)        (108)
  Dividends -- common stock.................................      (8,000)     (17,000)
  Other comprehensive loss..................................      (8,494)      (4,437)
                                                              ----------   ----------
BALANCE AT MARCH 31.........................................  $1,649,635   $1,628,132
                                                              ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              QUARTER ENDED MARCH 31
                                                              -----------------------
                                                                2005         2004
                                                              ---------   -----------
                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $  25,148   $    35,075
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses..............................         --        17,325
     Depreciation and amortization, including intangibles...     14,583        16,862
     Deferred tax expense (benefit).........................      2,195        (2,416)
     Net loss (gain) on sales of securities.................        236       (11,281)
     Increase in bank-owned insurance.......................    (10,246)      (10,126)
     Trading account net cash (purchases) sales.............    (33,157)       31,543
     Net increase in interest receivable....................     (8,250)       (2,195)
     Net increase (decrease) in interest payable............      3,544        (4,387)
     Net decrease in loans held for sale....................     24,986        49,778
     Other, net.............................................     (2,451)      (25,981)
                                                              ---------   -----------
     Net cash provided by operating activities..............     16,588        94,197
                                                              ---------   -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........    (72,656)      (90,731)
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................     (3,052)     (109,371)
  Proceeds from sales of securities available-for-sale......     14,534       799,667
  Proceeds from maturities of securities
     available-for-sale.....................................    752,449       927,286
  Purchases of securities available-for-sale................   (946,057)   (1,990,549)
  Net increase in loans.....................................   (834,760)     (625,746)
  Purchases of premises and equipment.......................    (15,094)      (10,898)
  Other, net................................................    107,859           409
                                                              ---------   -----------
     Net cash used by investing activities..................   (996,777)   (1,099,933)
                                                              ---------   -----------
FINANCING ACTIVITIES:
  Cash received in contribution of parent's banking
     assets.................................................         --         3,379
  Net increase in deposits..................................    481,205     1,140,897
  Net decrease in Federal funds purchased and securities
     sold under agreement to repurchase.....................   (736,989)     (331,271)
  Net increase in other short-term borrowings...............    548,273        90,776
  Proceeds from issuance of senior notes....................    750,000       200,000
  Repayment of senior notes.................................   (200,000)           --
  Cash dividends paid on common stock.......................     (8,000)      (17,000)
                                                              ---------   -----------
     Net cash provided by financing activities..............    834,489     1,086,781
                                                              ---------   -----------
     NET (DECREASE) INCREASE IN CASH AND DEMAND BALANCES DUE
      FROM BANKS............................................   (145,700)       81,045
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...    887,827       823,615
                                                              ---------   -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31....  $ 742,127   $   904,660
                                                              =========   ===========

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the three months ended March 31 totaled $86.3 million and $56.4 million in 2005 and 2004, respectively. Cash income tax payments over the same periods totaled $11.2 million and $0.5 million, respectively.

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

     The carrying value of the Bank's goodwill was $89.3 million as of March 31, 2005 and 2004. No impairment was recorded during the quarter ended March 31, 2005.

     Besides goodwill, the Bank did not have any intangible assets not subject to amortization as of March 31, 2005 and 2004.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

     As of March 31, 2005, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table.

                                                                                    MARCH 31,
                                                                               -------------------
                                                         MARCH 31, 2005          2005       2004
                                                     -----------------------   --------   --------
                                                      GROSS                      NET        NET
                                                     CARRYING   ACCUMULATED    CARRYING   CARRYING
                                                      AMOUNT    AMORTIZATION    VALUE      VALUE
                                                     --------   ------------   --------   --------
                                                                    (IN THOUSANDS)
Branch network.....................................  $145,000     $(84,584)    $60,416    $70,083
Other..............................................     5,724       (2,463)      3,261      3,976
                                                     --------     --------     -------    -------
  Total finite life intangibles....................  $150,724     $(87,047)    $63,677    $74,059
                                                     ========     ========     =======    =======

     Total amortization expense for the Bank's intangible assets was $2.6 million for the quarters ended March 31, 2005 and 2004.

     Estimated intangible asset amortization expense is $10.4 million for each of the years ending December 31, 2005, 2006, 2007 and 2008 and $9.9 million for the year ending December 31, 2009.

5. BUSINESS COMBINATIONS

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

                                                                  ACTUAL
                                                              MARCH 31, 2005       PROFORMA
                                                               BALANCES FOR    COMBINED BALANCES
                                                               HARRIS TRUST           OF
                                                                   AND          HARRIS N.A. AT
                                                               SAVINGS BANK     MARCH 31, 2005
                                                              --------------   -----------------
                                                                        (IN MILLIONS)
Assets......................................................     $24,885            $35,351
Deposits....................................................      12,914             22,134
Equity......................................................       1,655              2,639

6. SALE OF BUILDING

     On March 1, 2005, the Bank sold to a third party the land and building located at 111 W. Monroe Street in Chicago. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain of $55.8 million, all of which will be deferred and amortized over the term of the leaseback.

                 HARRIS TRUST AND SAVINGS BANK AND SUBSIDIARIES

                                FINANCIAL REVIEW

FIRST QUARTER 2005 COMPARED WITH FIRST QUARTER 2004

SUMMARY

     The Bank had first quarter 2005 net income of $25.1 million, a decrease of $9.9 million or 28 percent from first quarter 2004.

     Cash ROE was 7.26 percent in the current quarter and 10.17 percent in first quarter 2004. Excluding unrealized gains and losses on the securities portfolio recorded directly to equity, cash ROE was 7.15 percent for the current year's first quarter, compared to 10.38 percent a year ago.

     First quarter net interest income on a fully taxable equivalent basis was $104.8 million, down $3.8 million or 3 percent from $108.6 million in 2004's first quarter. Average earning assets increased 10 percent to $18.97 billion from $17.29 billion in 2004. Average loans increased $1.75 billion. Net interest margin decreased to 2.23 percent from 2.52 percent in the same quarter last year reflecting the impact of higher rates on deposits, the issuance of higher-cost incremental supporting funds and little change in the yield from the securities portfolio. These were somewhat offset by higher yields in the loan portfolio and a higher loan base.

     In the first quarter 2005, the Bank recorded no provision for loan losses. The first quarter 2004 provision for loan losses was $17.3 million. Net charge-offs were $7.5 million compared to $9.3 million in the prior year's quarter. The decrease in the provision was a result of lower levels of non-performing loans and an improvement in the credit profile of the loan portfolio.

     First quarter 2005 noninterest income of $108.9 million decreased $27.7 million from the same quarter last year. Net gains from sales of securities decreased $11.7 million. In first quarter 2004, the Bank experienced a $7.1 million gain on the sale of assets received in an earlier troubled debt restructuring and a $7.7 million gain on the termination of a swap.

     First quarter 2005 noninterest expenses of $178.2 million increased $1.9 million or 1 percent from the year-ago quarter. The increase included higher outsourced administrative and technology expenses. Salary expense decreased from the prior year's first quarter.

     Nonperforming assets at March 31, 2005 were $134 million or 1.09 percent of total loans, compared to $125 million or 1.09 percent at December 31, 2004 and $159 million or 1.56 percent a year ago. At March 31, 2005, the allowance for loan losses was $212 million, equal to 1.72 percent of loans outstanding, compared to $244 million or 2.45 percent at the end of first quarter 2004. As a result, the ratio of the allowance for loan losses to nonperforming assets was 158 percent at March 31, 2005 compared to 153 percent at March 31, 2004.

     At March 31, 2005, Tier 1 capital of the Bank amounted to $1.78 billion, up from $1.68 billion one year earlier. The regulatory leverage capital ratio was
8.20 percent for the first quarter of 2005 compared to 8.51 percent in the same quarter of 2004. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 2005 Tier 1 and total risk-based capital ratios were 9.03 percent and 11.12 percent compared to respective ratios of 9.86 percent and 11.81 percent at March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Liquidity Risk Management" and "Market Risk Management" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 6.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2005, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely discussion regarding disclosures. There was no change in the Company's internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

        31.1 CERTIFICATION OF JANINE MULHALL PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May 2005.

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