Form 10-Q
period 2005-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2005-08-15
CIK 1046788

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     The number of shares of Common Stock, $1.00 par value, outstanding on August 12, 2005 was 1,000. No common equity is held by nonaffiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I
                 FINANCIAL INFORMATION
Item 1.
                 Financial Statements:
                                                                                   2
                 Consolidated Balance Sheets.................................
                                                                                   3
                 Consolidated Statements of Income and Comprehensive
                 Income......................................................
                                                                                   4
                 Consolidated Statements of Changes in Stockholders'
                 Equity......................................................
                                                                                   5
                 Consolidated Statements of Cash Flows.......................
                                                                                   6
                 Notes to Consolidated Financial Statements..................
Item 2.                                                                            6
                 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................
Item 3.                                                                           19
                 Quantitative and Qualitative Disclosures about Market
                 Risk........................................................
Item 4.                                                                           19
                 Controls and Procedures.....................................
Part II
                 OTHER INFORMATION
Item 6.                                                                           19
                 Exhibits....................................................
Signatures...................................................................     20

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,     DECEMBER 31,    JUNE 30,
                                                               2005           2004          2004
                                                            -----------   ------------   -----------
                                                            (UNAUDITED)    (AUDITED)     (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris N.A. .........................   $    438       $    407      $  6,081
Securities purchased from Harris N.A. under agreement to
  resell..................................................     13,000         10,500        16,000
Notes receivable from Harris N.A. ........................     10,504         12,129        14,013
Securities available-for-sale:
     Mortgage-backed......................................    431,355        419,315       405,248
     U.S. Treasury........................................     29,988         44,993        39,800
Securing mortgage collections due from Harris N.A. .......         --             78           281
Other assets..............................................      1,657          1,600         1,643
                                                             --------       --------      --------
       TOTAL ASSETS.......................................   $486,942       $489,022      $483,066
                                                             ========       ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses..........................................   $     93       $    134      $     33
                                                             --------       --------      --------
Commitments and contingencies.............................         --             --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series
  A ($1 par value); liquidation value of $250,000,000 and
  20,000,000 shares authorized, 10,000,000 shares issued
  and outstanding.........................................    250,000        250,000       250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding..................................          1              1             1
Additional paid-in capital................................    240,733        240,733       240,733
Distributions in excess of earnings.......................       (379)          (582)         (634)
Accumulated other comprehensive loss -- net unrealized
  losses on available-for-sale securities.................     (3,506)        (1,264)       (7,067)
                                                             --------       --------      --------
       TOTAL STOCKHOLDERS' EQUITY.........................    486,849        488,888       483,033
                                                             --------       --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $486,942       $489,022      $483,066
                                                             ========       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                        QUARTER ENDED        SIX MONTHS ENDED
                                                           JUNE 30               JUNE 30
                                                      ------------------   --------------------
                                                       2005       2004      2005        2004
                                                      -------   --------   -------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris N.A. under
     agreement to resell............................  $   251   $    312   $   451   $      783
  Notes receivable from Harris N.A. ................      171        234       355          492
  Securities available-for-sale:
     Mortgage-backed................................    4,601      3,299     9,167        5,929
     U.S. Treasury..................................       17          2        36           26
                                                      -------   --------   -------   ----------
       Total interest income........................    5,040      3,847    10,009        7,230
NON-INTEREST INCOME:
  (Loss) gain on sale of securities.................     (178)        --      (372)         398
                                                      -------   --------   -------   ----------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris N.A. ..........        8         12        16           24
  Advisory fees paid to Harris N.A. ................       41         28        65           57
  General and administrative........................       33         97       135          193
                                                      -------   --------   -------   ----------
       Total operating expenses.....................       82        137       216          274
                                                      -------   --------   -------   ----------
Net income..........................................    4,780      3,710     9,421        7,354
Preferred dividends.................................    4,609      4,609     9,218        9,218
                                                      -------   --------   -------   ----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER...  $   171   $   (899)  $   203   $   (1,864)
                                                      =======   ========   =======   ==========
Basic and diluted earnings (loss) per common
  share.............................................  $171.00   $(899.00)  $203.00   $(1,864.00)
                                                      =======   ========   =======   ==========
Net income..........................................  $ 4,780   $  3,710   $ 9,421   $    7,354
Other comprehensive income (loss) -- net unrealized
  gains/(losses) on available-for-sale securities...    4,200    (10,143)   (2,242)      (9,337)
                                                      -------   --------   -------   ----------
Comprehensive income (loss).........................  $ 8,980   $ (6,433)  $ 7,179   $   (1,983)
                                                      =======   ========   =======   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $488,888     $494,234
  Net income................................................      9,421        7,354
  Other comprehensive loss..................................     (2,242)      (9,337)
  Dividends (preferred stock $0.4609 per share).............     (9,218)      (9,218)
                                                               --------     --------
Balance at June 30..........................................   $486,849     $483,033
                                                               ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30
                                                              -------------------------
                                                                 2005          2004
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................   $   9,421     $   7,354
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Loss (gain) on sale of securities.........................         372          (398)
  Net increase in other assets..............................         (57)         (564)
  Net decrease in accrued expenses..........................         (41)          (51)
                                                               ---------     ---------
     Net cash provided by operating activities..............       9,695         6,341
                                                               ---------     ---------
INVESTING ACTIVITIES:
  Net increase in securities purchased from Harris N.A.
     under agreement to resell..............................      (2,500)       (4,500)
  Repayments of notes receivable from Harris N.A. ..........       1,625         2,534
  Decrease in securing mortgage collections due from Harris
     N.A. ..................................................          78           133
  Purchases of securities available-for-sale................    (113,565)     (516,889)
  Proceeds from sales of securities available-for-sale......          --        10,989
  Proceeds from maturities of securities
     available-for-sale.....................................     113,916       515,765
                                                               ---------     ---------
     Net cash (used) provided by investing activities.......        (446)        8,032
                                                               ---------     ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................      (9,218)       (9,218)
                                                               ---------     ---------
  Net increase in cash on deposit with Harris N.A. .........          31         5,155
  Cash on deposit with Harris N.A. at beginning of period...         407           926
                                                               ---------     ---------
  Cash on deposit with Harris N.A. at end of period.........   $     438     $   6,081
                                                               =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris N.A. (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets, primarily U.S. treasury securities and securities collateralized with real estate mortgages. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. Harris Capital Holdings, Inc., owns 100% of the Company's common stock. The Bank owns all common stock outstanding issued by Harris Capital Holdings, Inc.

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

RESULTS OF OPERATIONS

SECOND QUARTER 2005 COMPARED WITH SECOND QUARTER 2004

     The Company's net income for the second quarter of 2005 was $4.8 million. This represented a $1.1 million or 29% increase from second quarter 2004 earnings of $3.7 million. Earnings increased primarily because of increased interest income on earning assets.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Interest income on securities purchased under agreement to resell for the second quarter 2005 was $251 thousand, a decrease of $61 thousand from the same period in 2004, because the average outstandings declined by $63 million, partially offset by an increase in market rates over the same period. Second quarter 2005 interest income on the Notes totaled $171 thousand and yielded 6.4% on $10.7 million of average principal outstanding for the quarter compared to $234 thousand and a 6.4% yield on $14.7 million average principal outstanding for second quarter 2004. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for second quarter 2005 and 2004 was $13 million and $18 million, respectively. Interest income on securities available-for-sale, including mortgage-backed and U.S. Treasury securities, for the current quarter was $4.6 million resulting in a yield of 4.3% on an average balance of $433 million, compared to $3.3 million with a yield of 4.3% on an average balance of $310 million for the same period a year ago. The increase in interest income is primarily attributable to the increase in the investment portfolio of mortgage-backed securities.

     There were no Company borrowings during second quarter 2005 or 2004.

     Second quarter 2005 operating expenses totaled $82 thousand, a decrease of $55 thousand or 40% from the second quarter of 2004. Loan servicing expenses totaled $8 thousand, a decrease of $4 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the second quarter 2005 were $41 thousand compared to $28 thousand a year earlier. The increase is partially due to increased internal processing costs. General and administrative expenses totaled $33 thousand, a decrease of $64 thousand over the same period in 2004 as a result of lower legal, processing, recordkeeping and administration costs.

     At June 30, 2005 and 2004, there were no Securing Mortgage Loans on nonaccrual status.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH JUNE 30, 2004

     The Company's net income for the six months ended June 30, 2005 was $9.4 million. This represented a $2.1 million increase or 28% from 2004 earnings. Earnings increased primarily because of the increase in the investment portfolio of mortgage-backed securities which improved the overall yield on earning assets.

     Interest income on securities purchased under agreement to resell for the six months ended June 30, 2005 was $451 thousand, a decrease of $332 thousand from the same period in 2004, because the average outstandings declined by $100 million partially offset by an increase in the market rate over the same period. Interest income on the Notes for the six months ended June 30, 2005 totaled $355 thousand and yielded 6.4% on $11 million of average principal outstanding compared to $492 thousand of income yielding 6.4% on $15 million of average principal outstanding for the same period in 2004. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $14 million for the six months ended June 30, 2005 and $19 million for the same period in 2004. There were no Company borrowings during either period. Interest income on securities available-for-sale for the six months ended June 30, 2005 was $9.2 million resulting in a yield of 4.2% on an average balance of $435 million, compared to $6.0 million resulting in a yield of 4.3% on an average balance of $277 million a year ago. The increase in interest income from available-for-sale securities is primarily attributable to the increase in the portfolio of mortgage-backed securities.

     Operating expenses for the six months ended June 30, 2005 totaled $216 thousand, a decrease of $58 thousand from a year ago. Loan servicing expenses for the six months ended June 30, 2005 totaled $16 thousand, a decrease of $8 thousand or 33% from 2004. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the six months ended June 30, 2005 were $65 thousand compared to $57 thousand a year ago; primarily attributable to increased internal costs for processing, recordkeeping and administration. General and administrative expenses totaled $135 thousand, a decrease of $58 thousand or 30% over the same period in 2004 as a result of reduced costs for insurance, compliance, printing and processing costs.

                      HARRIS PREFERRED CAPITAL CORPORATION

     On June 30, 2005, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2005, as declared on June 2, 2005. On June 30, 2004, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on June 15, 2004, as declared on June 1, 2004. On a year-to-date basis, the Company declared and paid $9.2 million of dividends to holders of preferred shares for each of the six-month periods ended June 30, 2005 and 2004.

     At June 30, 2005, net unrealized losses on available-for-sale securities were $3.5 million compared to $7.1 million of unrealized losses at June 30, 2004 and $1.3 million of unrealized losses at December 31, 2004. The unrealized loss positions at June 30, 2005 and 2004 and December 31, 2004 were attributed to changes in interest rates and not to lowered credit quality of individual securities and therefore management believes these losses are temporary.

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

     As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $9.7 million provided from operations during the six months ended June 30, 2005 were $1.6 million provided by principal repayments on the Notes and $113.9 million from the maturities of securities available-for-sale. In the prior period ended June 30, 2004, the primary sources of funds other than $6.3 million from operations were $2.5 million provided by principal repayments on the Notes and $526.8 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2005 were $113.6 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the prior year's quarter ended June 30, 2004, the primary uses of funds were $516.9 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2004.

                      HARRIS PREFERRED CAPITAL CORPORATION

OTHER MATTERS

     As of June 30, 2005, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS N.A.

     The following unaudited financial information for the Bank is included because the Company's preferred shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

     On May 27, 2005, Harris Bankcorp, Inc., the Bank's parent company, consolidated twenty-six of its separate bank subsidiaries in Illinois (including Harris Trust and Savings Bank, the parent company of Harris Capital Holdings, Inc. at that date) into one national bank, Harris N.A. Each outstanding share of the Company's Series A Preferred Stock became automatically exchangeable for one newly issued preferred share of Harris N.A. under the same exchange conditions previously in existence for preferred shares of Harris Trust and Savings Bank, except that the primary regulator for purposes of the exchange conditions will be the Office of the Comptroller of the Currency, not the Board of Governors of the Federal Reserve Bank. References herein to the "Bank" for those times prior to the charter consolidation are intended to refer to Harris Trust and Savings Bank.

     Financial statements are presented for the Bank using the historical cost basis for all combining entities, similar to pooling-of-interests accounting. Results for prior periods have been restated assuming the combination had taken place before the earliest period presented.

                          HARRIS N.A. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                JUNE 30     DECEMBER 31     JUNE 30
                                                                 2005          2004          2004
                                                              -----------   -----------   -----------
                                                                            (UNAUDITED)
                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................  $   910,664   $  947,580    $ 1,177,624
Money market assets:
    Interest-bearing deposits at banks......................      667,715      662,366        410,117
    Federal funds sold......................................      180,666       94,950        466,843
Securities available-for-sale (including $3.07 billion,
  $4.27 billion, and $2.78 billion of securities pledged as
  collateral for repurchase agreements at June 30, 2005,
  December 31, 2004 and June 30, 2004, respectively)........    7,459,925    7,154,743      6,896,661
Trading account assets......................................      127,493       90,130         94,878
Loans.......................................................   21,567,937   20,218,993     19,146,078
Allowance for loan losses...................................     (308,942)    (316,575)      (329,937)
                                                              -----------   -----------   -----------
    Net loans...............................................   21,258,995   19,902,418     18,816,141
Premises and equipment......................................      407,880      455,211        442,916
Bank-owned insurance........................................    1,092,776    1,072,660      1,053,436
Loans held for sale.........................................       51,237       43,423        122,432
Goodwill and other intangible assets........................      298,615      306,760        315,280
Other assets................................................      622,688      594,085        635,913
                                                              -----------   -----------   -----------
      TOTAL ASSETS..........................................  $33,078,654   $31,324,326   $30,432,241
                                                              ===========   ===========   ===========

LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 5,251,930   $5,372,605    $ 5,254,300
                          -- interest-bearing...............   16,402,911   15,646,690     15,747,746
Deposits in foreign offices -- interest-bearing.............    1,207,928    1,677,428      1,016,051
                                                              -----------   -----------   -----------
      Total deposits........................................   22,862,769   22,696,723     22,018,097
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    4,207,670    4,613,046      4,330,817
Short-term borrowings.......................................    1,622,430      120,795        447,897
Short-term senior notes.....................................      400,000      200,000        100,000
Accrued interest, taxes and other expenses..................      214,655      227,539        216,327
Other liabilities...........................................      281,500      289,131        218,289
Minority interest-preferred stock of subsidiary.............      250,000      250,000        250,000
Preferred stock issued to Harris Bankcorp, Inc. ............           --        5,000          5,000
Long-term notes -- senior...................................      250,000           --             --
Long-term notes -- subordinated.............................      292,750      292,750        292,750
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES.....................................   30,381,774   28,694,984     27,879,177
                                                              -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 40,000,000 shares authorized,
  13,487,257 shares issued and outstanding..................      134,873      134,873        134,873
Surplus.....................................................    1,062,631    1,061,314      1,056,771
Retained earnings...........................................    1,536,991    1,477,163      1,413,392
Accumulated other comprehensive loss........................      (37,615)     (44,008)       (51,972)
                                                              -----------   -----------   -----------
      TOTAL STOCKHOLDER'S EQUITY............................    2,696,880    2,629,342      2,553,064
                                                              -----------   -----------   -----------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $33,078,654   $31,324,326   $30,432,241
                                                              ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                          QUARTER ENDED JUNE 30         JUNE 30
                                                          ---------------------   -------------------
                                                            2005        2004        2005       2004
                                                          ---------   ---------   --------   --------
                                                                        (IN THOUSANDS)
INTEREST INCOME
Loans...................................................  $286,959    $231,425    $553,682   $453,890
Money market assets:
  Deposits at banks.....................................     2,362         882       4,567      1,759
  Federal funds sold and securities purchased under
    agreement to resell.................................     1,622       1,295       3,167      1,909
Trading accounts........................................     1,449         622       2,577        994
Securities available-for-sale:
  U.S. Treasury and federal agency......................    39,921      34,425      72,354     74,615
  State and municipal...................................     4,783       4,862       9,267      9,719
  Other.................................................     4,587       2,664       8,609      3,484
                                                          --------    --------    --------   --------
  Total interest income.................................   341,683     276,175     654,223    546,370
                                                          --------    --------    --------   --------
INTEREST EXPENSE
Deposits................................................   101,781      57,864     189,069    115,594
Short-term borrowings...................................    36,361      10,388      63,763     20,695
Senior notes............................................     4,147       1,273       5,887      1,399
Minority interest-dividends on preferred stock of
  subsidiary............................................     4,609       4,609       9,218      9,218
Long-term notes.........................................     2,390       2,326       4,581      5,279
                                                          --------    --------    --------   --------
  Total interest expense................................   149,288      76,460     272,518    152,185
                                                          --------    --------    --------   --------
NET INTEREST INCOME.....................................   192,395     199,715     381,705    394,185
Provision for loan losses...............................     1,292       3,760       3,441     27,035
                                                          --------    --------    --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.....   191,103     195,955     378,264    367,150
                                                          --------    --------    --------   --------
NONINTEREST INCOME
Trust and investment management fees....................    23,667      23,246      47,093     46,324
Money market and bond trading...........................     2,542       3,574       5,132      5,687
Foreign exchange........................................     1,425       1,435       2,640      3,160
Service charges and fees................................    32,842      33,480      62,327     65,684
Net securities gains (losses)...........................       157      14,113         (80)    25,424
Bank-owned insurance....................................     9,880      10,116      20,126     20,504
Gains from loan restructuring...........................        --          --          --      7,131
Letter of credit fees...................................     4,958       5,820      10,488     12,033
Other...................................................    29,121      29,983      59,098     62,692
                                                          --------    --------    --------   --------
  Total noninterest income..............................   104,592     121,767     206,824    248,639
                                                          --------    --------    --------   --------
NONINTEREST EXPENSES
Salaries and other compensation.........................    90,484      91,219     179,870    182,829
Pension, profit sharing and other employee benefits.....    27,116      27,091      53,567     53,576
Net occupancy...........................................    18,131      15,230      34,791     31,329
Equipment...............................................    13,199      14,325      26,681     28,258
Marketing...............................................    10,258       9,243      18,796     18,052
Communication and delivery..............................     4,537       5,599      10,551     11,636
Expert services.........................................     5,770       6,424      11,973     12,250
Contract programming....................................     6,613       5,268      14,081     13,558
Other...................................................    31,978      29,851      66,042     59,559
                                                          --------    --------    --------   --------
                                                           208,086     204,250     416,352    411,047
Amortization of intangibles.............................     4,068       4,124       8,146      8,289
                                                          --------    --------    --------   --------
  Total noninterest expenses............................   212,154     208,374     424,498    419,336
                                                          --------    --------    --------   --------
Income before income taxes..............................    83,541     109,348     160,590    196,453
Applicable income taxes.................................    25,453      36,106      49,700     63,617
                                                          --------    --------    --------   --------
  NET INCOME............................................  $ 58,088    $ 73,242    $110,890   $132,836
                                                          ========    ========    ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                         QUARTER ENDED      SIX MONTHS ENDED
                                                            JUNE 30              JUNE 30
                                                       -----------------   -------------------
                                                        2005      2004       2005       2004
                                                       -------   -------   --------   --------
                                                                   (IN THOUSANDS)
Net income...........................................  $58,088   $73,242   $110,890   $132,836
Other comprehensive income (loss):
  Cash flow hedges:
     Net unrealized gain (loss) on derivative
       instruments, net of tax expense (benefit) for
       the quarter of $4,793 in 2005 and ($461) in
       2004 and net of tax (benefit) year-to-date
       period of ($540) in 2005 and ($541) in 2004...    8,161      (784)      (919)      (921)
  Minimum pension liability adjustment net of tax
     expense for the quarter of zero in 2005 and
     $2,368 in 2004 and net of tax expense for the
     year-to-date period of zero in 2005 and $2,290
     in 2004.........................................       --    (2,368)        --     (2,490)
  Unrealized gains (losses) on available-for-sale
     securities:
     Unrealized holding gains (losses) arising during
       the period, net of tax expense (benefit) for
       the quarter of $4,924 in 2005 and ($36,169) in
       2004 and net of tax expense (benefit) for the
       year-to-date period of $3,889 in 2005 and
       ($34,472) in 2004.............................    9,158   (55,566)     7,263    (53,498)
     Less reclassification adjustment for realized
       (gains) losses included in income statement,
       net of tax expense for the quarter of $61 in
       2005 and $5,489 in 2004 and net of tax
       (benefit) expense for the year-to-date period
       of ($31) in 2005 and $9,976 in 2004...........      (96)   (8,624)        49    (15,448)
                                                       -------   -------   --------   --------
  Other comprehensive income (loss)..................   17,223   (67,342)     6,393    (72,357)
                                                       -------   -------   --------   --------
Comprehensive income.................................  $75,311   $ 5,900   $117,283   $ 60,479
                                                       =======   =======   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $2,629,342   $2,521,778
  Net income................................................     110,890      132,836
  Contributions to capital..................................       1,317        7,512
  Contribution of parent's banking assets...................          --       36,938
  Dividend of non-bank subsidiary...........................          --       (5,357)
  Adjustment of prior quarters' preferred dividends.........          --          767
  Dividends -- preferred stock..............................         (62)         (53)
  Dividends -- common stock.................................     (51,000)     (69,000)
  Other comprehensive income (loss).........................       6,393      (72,357)
                                                              ----------   ----------
BALANCE AT JUNE 30..........................................  $2,696,880   $2,553,064
                                                              ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30
                                                              -------------------------
                                                                 2005          2004
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $   110,890   $   132,836
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses..............................        3,441        27,035
     Depreciation and amortization, including intangibles...       35,601        38,983
     Deferred tax (benefit) expense.........................      (34,347)       (4,535)
     Net loss (gain) on sales of securities.................           80       (25,424)
     Increase in bank-owned insurance.......................      (20,116)      (19,950)
     Trading account net cash purchases.....................      (17,954)      (43,980)
     Net increase (decrease) in interest receivable.........       (8,118)       11,282
     Net increase (decrease) in interest payable............       15,811        (5,361)
     Net (increase) decrease in loans held for sale.........       (7,814)       46,472
     Other, net.............................................       10,269        31,366
                                                              -----------   -----------
     Net cash provided by operating activities..............       87,743       188,724
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Net increase (decrease) in interest-bearing deposits at
     banks..................................................       (5,349)       14,448
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................      (85,716)     (381,971)
  Proceeds from sales of securities available-for-sale......       86,564     2,418,548
  Proceeds from maturities of securities
     available-for-sale.....................................    2,465,697     3,332,459
  Purchases of securities available-for-sale................   (2,875,727)   (4,424,980)
  Net increase in loans.....................................   (1,372,648)   (1,168,920)
  Purchases of premises and equipment.......................      (33,048)      (38,862)
  Other, net................................................      107,859         1,753
                                                              -----------   -----------
     Net cash used by investing activities..................   (1,712,368)     (247,525)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Cash received in contribution of parent's banking
     assets.................................................           --         3,380
  Net increase in deposits..................................       97,349       332,441
  Net decrease in Federal funds purchased and securities
     sold under agreement to repurchase.....................     (405,376)     (319,869)
  Net increase in other short-term borrowings...............    1,501,736       310,895
  Proceeds from issuance of senior notes....................    1,400,000     1,130,000
  Repayment of senior notes.................................     (950,000)   (1,030,000)
  Proceeds from issuance of long-term notes.................           --       206,250
  Repayment of long-term notes..............................           --      (225,000)
  Cash dividends paid on common stock.......................      (51,000)      (69,000)
  Cash portion of dividend of non-bank subsidiary...........           --        (5,076)
  Retirement of preferred stock.............................       (5,000)           --
                                                              -----------   -----------
     Net cash provided by financing activities..............    1,587,709       334,021
                                                              -----------   -----------
     NET (DECREASE) INCREASE IN CASH AND DEMAND BALANCES DUE
      FROM BANKS............................................      (36,916)      275,220
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      947,580       902,404
                                                              -----------   -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30.....  $   910,664   $ 1,177,624
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris N.A. (the "Bank") is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a wholly-owned subsidiary of Harris Financial Corp., a wholly-owned subsidiary of Bank of Montreal. The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.

     On May 27, 2005 Bankcorp consolidated 26 of its individually chartered bank subsidiaries (including Harris Trust and Savings Bank) into one national bank, Harris N.A. The combination was recorded at historical carrying value and prior year financial statements have been restated. Harris N.A. is subject to regulation by the Office of the Comptroller of the Currency.

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the six months ended June 30 totaled $256.7 million and $157.4 million in 2005 and 2004, respectively. Cash income tax payments over the same periods totaled $40.2 million and $27.6 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Bank records goodwill and other intangible assets in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Goodwill and other intangible assets that have indefinite useful lives are not subject to amortization while intangible assets with finite lives are amortized. Goodwill is periodically assessed for impairment, at least annually. Intangible assets with finite lives are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Intangible assets are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable.

     The carrying value of the Bank's goodwill was $214 million at both June 30, 2005 and 2004, respectively. No impairment was recorded during the quarter ended June 30, 2005.

     Besides goodwill, the Bank did not have any intangible assets not subject to amortization as of June 30, 2005 and 2004.

                          HARRIS N.A. AND SUBSIDIARIES

     As of June 30, 2005, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table.

                                                                                   JUNE 30,
                                                                              -------------------
                                                         JUNE 30, 2005          2005       2004
                                                    -----------------------   --------   --------
                                                     GROSS                      NET      2004 NET
                                                    CARRYING   ACCUMULATED    CARRYING   CARRYING
                                                     AMOUNT    AMORTIZATION    VALUE      VALUE
                                                    --------   ------------   --------   --------
                                                                   (IN THOUSANDS)
Branch network....................................  $145,000    $ (87,000)    $58,000    $ 67,667
Core deposits.....................................    53,161      (26,172)     26,989      33,662
                                                    --------    ---------     -------    --------
  Total finite life intangibles...................  $198,161    $(113,172)    $84,989    $101,329
                                                    ========    =========     =======    ========

     Total amortization expense for the Bank's intangible assets was $4.1 million for each of the quarters ended June 30, 2005 and June 30, 2004.

     Estimated intangible asset amortization expense (assuming the current level of intangible assets) for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $16.3 million, $16.3 million, $16.2 million, $16.2 million and $13.3 million, respectively.

5. SALE OF BUILDING

     On March 1, 2005, the Bank sold to a third party the land and building located at 111 W. Monroe Street in Chicago. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain of $55.8 million, all of which was deferred and will be amortized over the term of the leaseback.

                          HARRIS N.A. AND SUBSIDIARIES

                                FINANCIAL REVIEW

SECOND QUARTER 2005 COMPARED WITH SECOND QUARTER 2004

SUMMARY

     The Bank had second quarter 2005 net income of $58.1 million, a decrease of $15.2 million or 21 percent from second quarter 2004.

     Second quarter net interest income on a fully taxable equivalent basis was $197.8 million, down $6.8 million or 3 percent from $204.6 million in 2004's second quarter. Average earning assets increased 7 percent to $29.66 billion from $27.69 billion in 2004, due in part to an increase of $2.1 billion in average loans. Net interest margin decreased to 2.67 percent in the current quarter from 2.97 percent in the year-ago quarter, reflecting the impact of higher rates on deposits and the issuance of higher-cost incremental wholesale supporting funds. This was somewhat offset by higher yields in the loan portfolio and solid loan growth, particularly retail loans.

     The second quarter 2005 provision for loan losses of $1.3 million was down from $3.8 million in the second quarter of 2004. Net charge-offs decreased to $2.2 million from $11.2 million in the prior year. The decrease in provision resulted from a reduction in net charge-offs and management's assessment that declining non-performing loan levels will result in potentially lower loan losses.

     Second quarter noninterest income of $104.6 million decreased $17.1 million or 14 percent from the same quarter last year. This was largely attributable to a reduction in gains from sales of investment securities amounting to $14.0 million. Money market and bond trading income decreased by $1.0 million and letter of credit fees declined $0.9 million.

     Second quarter 2005 noninterest expenses of $212.2 million increased $3.9 million from the year ago quarter. The increase reflects higher occupancy costs of $2.9 million related to the sale of a building in 2005 and higher expenses for outsourced administrative and technology activities of $2.3 million, partially offset by lower equipment expense of $1.1 million. Income tax expense decreased $10.7 million, reflecting lower pretax income from year ago results.

     Nonperforming assets at June 30, 2005 were $146 million or 0.68 percent of total loans, down from $151 million or 0.72 percent at March 31, 2005, and $166 million or 0.75 percent a year ago. At June 30, 2005, the allowance for possible loan losses was $309 million, equal to 1.43 percent of loans outstanding, compared to $330 million or 1.72 percent of loans outstanding at the end of second quarter 2004. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 198 percent at June 30, 2004 to 211 percent at June 30, 2005.

     At June 30, 2005, Tier 1 capital of the Bank amounted to $2.66 billion, up from $2.53 billion one year earlier. The regulatory leverage capital ratio was
8.15 percent for the second quarter of 2005 compared to 8.31 percent in the same quarter of 2004. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's June 30, 2005 Tier 1 and total risk-based capital ratios were 9.46 percent and 11.61 percent compared to respective ratios of 9.89 percent and 12.28 percent at June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH JUNE 30, 2004

SUMMARY

     The Bank had net income for the six months ended June 30, 2005 of $110.9 million, a decrease of $21.9 million or 17 percent from the same period a year ago.

     Net interest income on a fully taxable equivalent basis was $391.7 million, down $12.6 million or 3 percent from $404.3 million in 2004's year-to-date period. Average earning assets increased 7 percent to $29.13 billion from $27.26 billion in 2004. Net interest margin decreased to 2.70 percent from 2.99 percent in 2004, reflecting the impact of higher rates on deposits and the issuance of higher-cost incremental wholesale supporting funds. This was somewhat offset by higher yields in the loan portfolio and strong retail loan growth.

                          HARRIS N.A. AND SUBSIDIARIES

     The year-to-date 2005 provision for loan losses of $3.4 million was down $23.6 million from $27.0 million in 2004. Net charge-offs were $11.1 million, a decrease of $11.0 million from last year, resulting from lower commercial loan write-offs. The decrease in provision resulted from a reduction in net charge-offs and management's assessment that declining non-performing loan levels will result in potentially lower loan losses.

     Noninterest income of $206.8 million decreased $41.8 million or 17 percent from the same period last year. This was largely due to a reduction in gains from sales of securities amounting to $25.5 million, a $7.1 million gain realized in 2004 by the Bank on the sale of assets received in an earlier troubled debt restructuring and a $7.7 million gain realized in 2004 by the Bank on the termination of a swap. Additionally, service fees and charges decreased by $3.4 million, mortgage origination fees decreased $2.7 million and mutual fund fees decreased $2.1 million. This was somewhat offset by higher ATM and debit card fees, commissions and syndication fees.

     Noninterest expenses of $424.5 million increased $5.2 million or 1 percent from the year-ago period. The increase reflects higher expenses for outsourced administrative and technology activities of $8.9 million and higher occupancy costs of $3.5 million related to the sale of a building in 2005. This was partially offset by lower employment costs, including benefits, of $3.0 million and lower equipment expense of $1.6 million. Income tax expense decreased $13.9 million, reflecting lower pretax income from year-ago results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Liquidity Risk Management" and "Market Risk Management" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 6.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2005, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely discussion regarding disclosures. There was no change in the Company's internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

        31.1 CERTIFICATION OF JANINE MULHALL PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August 2005.

                                          /s/ PAUL R. SKUBIC
                                          --------------------------------------
                                          Paul R. Skubic
                                          Chief Executive Officer

                                          /s/ JANINE MULHALL
                                          --------------------------------------
                                          Janine Mulhall
                                          Chief Financial Officer