Form 10-Q
period 2005-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2005-11-14
CIK 1046788

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
-------------------                                     ---------------------
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes [ ]     No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on November 14, 2005 was 1,000. No common equity is held by nonaffiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I           FINANCIAL INFORMATION
Item 1.          Financial Statements:
                 Consolidated Balance Sheets.................................      2
                 Consolidated Statements of Income and Comprehensive
                 Income......................................................      3
                 Consolidated Statements of Changes in Stockholders'
                 Equity......................................................      4
                 Consolidated Statements of Cash Flows.......................      5
                 Notes to Consolidated Financial Statements..................      6
Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................      6
Item 3.          Quantitative and Qualitative Disclosures about Market
                 Risk........................................................     19
Item 4.          Controls and Procedures.....................................     19
Part II          OTHER INFORMATION
Item 6.          Exhibits....................................................     19
Signatures...................................................................     20

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         HARRIS PREFERRED CAPITAL CORPORATION

                              CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                                            2005            2004           2004
                                                        -------------   ------------   -------------
                                                         (UNAUDITED)     (AUDITED)      (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris N.A. .....................    $    735        $    407       $ 30,228
Securities purchased from Harris N.A. under agreement
  to resell...........................................      12,000          10,500         16,000
Notes receivable from Harris N.A. ....................       9,344          12,129         12,958
Securities available-for-sale:
     Mortgage-backed..................................     398,720         419,315        429,915
     U.S. Treasury....................................      59,984          44,993         29,993
Other assets..........................................       1,542           1,678          1,774
                                                          --------        --------       --------
       TOTAL ASSETS...................................    $482,325        $489,022       $520,868
                                                          ========        ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Broker payable -- due to securities purchased.........    $     --        $     --       $ 29,991
Accrued expenses......................................          58             134             42
                                                          --------        --------       --------
       TOTAL LIABILITIES..............................          58             134         30,033
Commitments and contingencies.........................          --              --             --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock,
  Series A ($1 par value); liquidation value of
  $250,000,000 and 20,000,000 shares authorized,
  10,000,000 shares issued and outstanding............     250,000         250,000        250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding..............................           1               1              1
Additional paid-in capital............................     240,733         240,733        240,733
Distributions in excess of earnings...................        (185)           (582)          (971)
Accumulated other comprehensive (loss) gain -- net
  unrealized (losses) gain on available-for-sale
  securities..........................................      (8,282)         (1,264)         1,072
                                                          --------        --------       --------
       TOTAL STOCKHOLDERS' EQUITY.....................     482,267         488,888        490,835
                                                          --------        --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $482,325        $489,022       $520,868
                                                          ========        ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                         QUARTER ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                       -----------------   --------------------
                                                        2005      2004      2005        2004
                                                       -------   -------   -------   ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris N.A. under
     agreement to resell.............................  $   432   $   152   $   883   $      935
  Notes receivable from Harris N.A...................      158       214       514          708
  Securities available-for-sale:
     Mortgage-backed.................................    4,449     4,438    13,616       10,367
     U.S. Treasury...................................       28         1        64           27
                                                       -------   -------   -------   ----------
       Total interest income.........................    5,067     4,805    15,077       12,037
NON-INTEREST INCOME:
  (Loss) gain on sale of securities..................     (176)      464      (548)         862
                                                       -------   -------   -------   ----------
OPERATING EXPENSES:
  Loan servicing fees paid to Harris N.A.............        8        10        24           34
  Advisory fees paid to Harris N.A...................       34        29        99           86
  General and administrative.........................       46        55       181          248
                                                       -------   -------   -------   ----------
       Total operating expenses......................       88        94       304          368
                                                       -------   -------   -------   ----------
Net income...........................................    4,803     5,175    14,225       12,531
Preferred dividends..................................    4,609     4,609    13,828       13,828
                                                       -------   -------   -------   ----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER....  $   194   $   566   $   397   $   (1,297)
                                                       =======   =======   =======   ==========
Basic and diluted earnings (loss) per common share...  $194.00   $566.00   $397.00   $(1,297.00)
                                                       =======   =======   =======   ==========
Net income...........................................  $ 4,803   $ 5,175   $14,225   $   12,531
Other comprehensive income (loss) -- net unrealized
  gains/ (losses) on available-for-sale securities...   (4,776)    8,139    (7,018)      (1,198)
                                                       -------   -------   -------   ----------
Comprehensive income.................................  $    27   $13,314   $ 7,207   $   11,333
                                                       =======   =======   =======   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $488,888     $494,234
  Net income................................................     14,225       12,531
  Other comprehensive loss..................................     (7,018)      (1,198)
  Dividends -- common stock.................................         --         (904)
  Dividends (preferred stock $0.4609 per share).............    (13,828)     (13,828)
                                                               --------     --------
Balance at September 30.....................................   $482,267     $490,835
                                                               ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $  14,225   $  12,531
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Loss (gain) on sale of securities.........................        548        (862)
  Decrease (increase) in other assets.......................         58        (574)
  Net decrease in accrued expenses..........................        (76)        (42)
                                                              ---------   ---------
     Net cash provided by operating activities..............     14,755      11,053
                                                              ---------   ---------
INVESTING ACTIVITIES:
  Net increase in securities purchased from Harris N.A.
     under agreement to resell..............................     (1,500)     (4,500)
  Repayments of notes receivable from Harris N.A. ..........      2,785       3,589
  Decrease in securing mortgage collections due from Harris
     N.A. ..................................................         78         293
  Purchases of securities available-for-sale................   (173,541)   (573,977)
  Proceeds from sales of securities available-for-sale......         --      35,170
  Proceeds from maturities of securities
     available-for-sale.....................................    171,579     572,406
                                                              ---------   ---------
     Net cash (used) provided by investing activities.......       (599)     32,981
                                                              ---------   ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................    (13,828)    (13,828)
  Cash dividends paid on common stock.......................         --        (904)
                                                              ---------   ---------
     Net cash used by financing activities..................    (13,828)    (14,732)
                                                              ---------   ---------
  Net increase in cash on deposit with Harris N.A. .........        328      29,302
  Cash on deposit with Harris N.A. at beginning of period...        407         926
                                                              ---------   ---------
  Cash on deposit with Harris N.A. at end of period.........  $     735   $  30,228
                                                              =========   =========
NON CASH TRANSACTION
  Unsettled security purchase...............................  $      --   $  29,991

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

RESULTS OF OPERATIONS

THIRD QUARTER 2005 COMPARED WITH THIRD QUARTER 2004

     The Company's net income for the third quarter of 2005 was $4.8 million. This represented a 7% decrease from third quarter 2004 earnings of $5.2 million.

     Interest income on securities purchased under agreement to resell for the third quarter 2005 was $432 thousand and yielded 4.05% on $43 million of average outstanding balance for the quarter compared to $152

                      HARRIS PREFERRED CAPITAL CORPORATION

thousand and a 1.36% yield on $44 million average outstanding balance for the third quarter 2004. Third quarter 2005 interest income on the Notes totaled $158 thousand and yielded 6.4% on $9.9 million of average principal outstanding for the quarter compared to $214 thousand and a 6.4% yield on $13.5 million average principal outstanding for third quarter 2004. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for third quarter 2005 and 2004 was $12 million and $17 million, respectively. Interest income on securities available-for-sale, including mortgage-backed and U.S. Treasury securities, for the current quarter was $4.5 million resulting in a yield of 4.31% on an average balance of $415 million, compared to $4.4 million with a yield of 4.28% on an average balance of $415 million for the same period a year ago.

     There were no Company borrowings during third quarter 2005 or 2004.

     Third quarter 2005 operating expenses totaled $88 thousand, a decrease of $6 thousand or 6% from the third quarter of 2004. Loan servicing expenses totaled $8 thousand, a decrease of $2 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the third quarter 2005 were $34 thousand compared to $29 thousand a year earlier. The increase is partially due to increased internal processing costs. General and administrative expenses totaled $46 thousand, a decrease of $9 thousand over the same period in 2004 as a result of lower legal, processing, recordkeeping and administration costs.

     At September 30, 2005 and 2004, there were no Securing Mortgage Loans on nonaccrual status.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH SEPTEMBER 30, 2004

     The Company's net income for the nine months ended September 30, 2005 was $14.2 million. This represented a $1.7 million increase or 14% from 2004 earnings. Earnings increased primarily because of the increase in the overall yield on earning assets.

     Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2005 was $883 thousand with a yield of 3.28% on an average outstanding balance of $36 million compared to $935 thousand with a yield of 1.21% on an average outstanding balance of $103 million. Interest income on the Notes for the nine months ended September 30, 2005 totaled $514 thousand and yielded 6.4% on $11 million of average principal outstanding compared to $708 thousand of income yielding 6.4% on $15 million of average principal outstanding for the same period in 2004. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $13 million for the nine months ended September 30, 2005 and $18 million for the same period in 2004. There were no Company borrowings during either period. Interest income on securities available-for-sale for the nine months ended September 30, 2005 was $13.7 million resulting in a yield of 4.3% on an average balance of $428 million, compared to $10.4 million resulting in a yield of 4.3% on an average balance of $323 million a year ago. The increase in interest income from available-for-sale securities is primarily attributable to the growth of the portfolio.

     Operating expenses for the nine months ended September 30, 2005 totaled $304 thousand, a decrease of $64 thousand from a year ago. Loan servicing expenses for the nine months ended September 30, 2005 totaled $24 thousand, a decrease of $10 thousand or 29% from 2004. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the nine months ended September 30, 2005 were $99 thousand compared to $86 thousand a year ago; primarily attributable to increased internal costs for processing, recordkeeping and administration. General and administrative expenses totaled $181 thousand, a decrease of $67 thousand or 27% over the same period in 2004 as a result of reduced costs for insurance, compliance, printing and processing.

     On September 30, 2005, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the stockholders of record on September 15, 2005, as declared on August 30, 2005. On September 30, 2004, the Company paid a cash dividend of $0.46094 per share on outstanding preferred shares to the

                      HARRIS PREFERRED CAPITAL CORPORATION

stockholders of record on September 15, 2004, as declared on September 2, 2004. There were no common stock dividends paid in 2005 for the year ended December 31, 2004, as there were no earnings available after payment of the preferred dividends. On September 13, 2004, the Company paid a cash dividend of $904 thousand on the outstanding common shares to the stockholder of record on September 6, 2004, as declared on September 2, 2004. This latter dividend completed the 2003 REIT tax compliance requirements. On a year to date basis, the Company declared and paid $13.8 million of dividends to holders of preferred shares for the nine-months ended September 20, 2005 and 2004, respectively.

     At September 30, 2005, net unrealized losses on available-for-sale securities were $8.3 million compared to $1.1 million of net unrealized gains at September 30, 2004 and $1.3 million of net unrealized losses at December 31, 2004. The unrealized loss positions at September 30, 2005 and December 31, 2004 were attributed to changes in interest rates and not to lowered credit quality of individual securities and therefore management believes these losses are temporary.

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

     As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $14.8 million provided from operations during the nine months ended September 30, 2005 were $2.8 million provided by principal repayments on the Notes and $171.6 million from the maturities of securities available-for-sale. In the prior period ended September 30, 2004, the primary sources of funds other than $11.1 million from operations were $3.6 million provided by principal repayments on the Notes and $607.6 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2005 were $173.5 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid. For the prior year's nine-month period ended September 30, 2004, the primary uses of funds were $574.0 million for purchases of securities available-for-sale, $13.8 million in preferred stock dividends paid and $904 thousand in common stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2004.

                      HARRIS PREFERRED CAPITAL CORPORATION

OTHER MATTERS

     As of September 30, 2005, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

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

                          HARRIS N.A. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                              SEPTEMBER 30   DECEMBER 31   SEPTEMBER 30
                                                                  2005          2004           2004
                                                              ------------   -----------   ------------
                                                                  (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks.....................  $   941,387    $  947,580    $   789,278
Money market assets:
  Interest-bearing deposits at banks........................      908,992       662,366        508,984
  Federal funds sold........................................      480,282        94,950        120,700
Securities available-for-sale (including $3.50 billion,
  $4.27 billion, and $4.19 billion of securities pledged as
  collateral for repurchase agreements at September 30,
  2005, December 31, 2004 and September 30, 2004,
  respectively).............................................    6,837,032     7,154,743      7,204,745
Trading account assets......................................      118,133        90,130         71,325
Loans.......................................................   22,303,452    20,218,993     19,494,487
Allowance for loan losses...................................     (306,875)     (316,575)      (299,892)
                                                              -----------    -----------   -----------
  Net loans.................................................   21,996,577    19,902,418     19,194,595
Premises and equipment......................................      405,274       455,211        455,215
Bank-owned insurance........................................    1,104,840     1,072,660      1,062,728
Loans held for sale.........................................       53,436        43,423         46,438
Goodwill and other intangible assets........................      294,824       306,760        310,798
Other assets................................................      713,466       594,225        739,881
                                                              -----------    -----------   -----------
    TOTAL ASSETS............................................  $33,854,243    $31,324,466   $30,504,687
                                                              ===========    ===========   ===========

LIABILITIES
Deposits in domestic offices -- noninterest-bearing.........  $ 5,467,795    $5,372,605    $ 5,681,757
                          -- interest-bearing...............   16,546,030    15,646,690     15,554,385
Deposits in foreign offices -- interest-bearing.............    1,773,507     1,677,428      1,304,948
                                                              -----------    -----------   -----------
    Total deposits..........................................   23,787,332    22,696,723     22,541,090
Federal funds purchased and securities sold under agreement
  to repurchase.............................................    3,519,496     4,613,046      3,629,378
Short-term borrowings.......................................    2,127,898       120,795        101,273
Short-term senior notes.....................................      200,000       200,000        400,000
Accrued interest, taxes and other expenses..................      243,205       227,679        237,128
Other liabilities...........................................      487,509       289,131        439,238
Minority interest-preferred stock of subsidiary.............      250,000       250,000        250,000
Preferred stock issued to Harris Bankcorp, Inc. ............           --         5,000          5,000
Long-term notes -- subordinated.............................      542,750       292,750        292,750
                                                              -----------    -----------   -----------
    TOTAL LIABILITIES.......................................   31,158,190    28,695,124     27,895,857
                                                              -----------    -----------   -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); 40,000,000 shares authorized,
  13,487,257 shares issued and outstanding..................      134,873       134,873        134,873
Surplus.....................................................    1,064,540     1,061,314      1,058,665
Retained earnings...........................................    1,556,197     1,477,163      1,450,095
Accumulated other comprehensive loss........................      (59,557)      (44,008)       (34,803)
                                                              -----------    -----------   -----------
    TOTAL STOCKHOLDER'S EQUITY..............................    2,696,053     2,629,342      2,608,830
                                                              -----------    -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............  $33,854,243    $31,324,466   $30,504,687
                                                              ===========    ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           QUARTER ENDED        NINE MONTHS ENDED
                                                           SEPTEMBER 30           SEPTEMBER 30
                                                        -------------------   ---------------------
                                                          2005       2004        2005        2004
                                                        --------   --------   ----------   --------
                                                                      (IN THOUSANDS)
INTEREST INCOME
Loans.................................................  $304,518   $238,767   $  858,200   $692,657
Money market assets:
  Deposits at banks...................................     2,580      1,663        7,147      3,422
  Federal funds sold and securities purchased under
    agreement to resell...............................     2,535        898        5,702      2,807
Trading accounts......................................     1,268        632        3,845      1,626
Securities available-for-sale:
  U.S. Treasury and federal agency....................    46,462     28,300      118,816    102,915
  State and municipal.................................     5,078      4,816       14,345     14,535
  Other...............................................     3,999      3,393       12,608      6,877
                                                        --------   --------   ----------   --------
  Total interest income...............................   366,440    278,469    1,020,663    824,839
                                                        --------   --------   ----------   --------
INTEREST EXPENSE
Deposits..............................................   115,546     63,285      304,615    178,879
Short-term borrowings.................................    48,337     12,937      112,100     33,632
Senior notes..........................................     1,786      1,202        7,673      2,601
Minority interest-dividends on preferred stock of
  subsidiary..........................................     4,610      4,610       13,828     13,828
Long-term notes.......................................     5,744      1,302       10,325      6,581
                                                        --------   --------   ----------   --------
  Total interest expense..............................   176,023     83,336      448,541    235,521
                                                        --------   --------   ----------   --------
NET INTEREST INCOME...................................   190,417    195,133      572,122    589,318
Provision for loan losses (reduction in allowance)....     3,001    (22,526)       6,442      4,509
                                                        --------   --------   ----------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES...   187,416    217,659      565,680    584,809
                                                        --------   --------   ----------   --------
NONINTEREST INCOME
Trust and investment management fees..................    22,562     22,355       69,655     68,679
Money market and bond trading.........................     1,920      4,382        7,052     10,069
Foreign exchange......................................     1,720      1,440        4,360      4,600
Service charges and fees..............................    31,769     32,949       94,096     98,633
Net securities gains (losses).........................      (178)       494         (258)    25,918
Bank-owned insurance..................................    12,064      9,918       32,190     30,422
Gains from loan restructuring.........................        --         --           --      7,131
Foreign fees..........................................     4,672      5,868       15,160     17,901
Other.................................................    21,932     24,359       81,030     87,051
                                                        --------   --------   ----------   --------
  Total noninterest income............................    96,461    101,765      303,285    350,404
                                                        --------   --------   ----------   --------
NONINTEREST EXPENSES
Salaries and other compensation.......................    85,375     94,466      265,245    277,295
Pension, profit sharing and other employee benefits...    26,603     26,127       80,170     79,703
Net occupancy.........................................    19,130     14,831       53,921     46,160
Equipment.............................................    13,507     13,934       40,188     42,192
Marketing.............................................     8,930     10,655       27,726     28,707
Communication and delivery............................     6,203      6,074       16,754     17,710
Expert services.......................................     7,535      6,958       19,508     19,208
Contract programming..................................    10,833      9,454       24,914     23,012
Intercompany service charge...........................    14,710     13,699       31,703     21,809
Other.................................................    28,422     20,074       77,471     71,523
                                                        --------   --------   ----------   --------
                                                         221,248    216,272      637,600    627,319
Amortization of intangibles...........................     4,071      4,097       12,217     12,386
                                                        --------   --------   ----------   --------
  Total noninterest expenses..........................   225,319    220,369      649,817    639,705
                                                        --------   --------   ----------   --------
Income before income taxes............................    58,558     99,055      219,148    295,508
Applicable income taxes...............................    15,352     33,319       65,052     96,936
                                                        --------   --------   ----------   --------
  NET INCOME..........................................  $ 43,206   $ 65,736   $  154,096   $198,572
                                                        ========   ========   ==========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30         SEPTEMBER 30
                                                      ------------------   -------------------
                                                        2005      2004       2005       2004
                                                      --------   -------   --------   --------
                                                                   (IN THOUSANDS)
Net income..........................................  $ 43,206   $65,736   $154,096   $198,572
Other comprehensive income (loss):
  Cash flow hedges:
     Net unrealized loss on derivative instruments,
       net of tax (benefit) for the quarter of
       ($6,203) in 2005 and zero in 2004 and net of
       tax (benefit) for the year-to-date period of
       ($6,743) in 2005 and ($540) in 2004..........   (10,563)        1    (11,482)      (920)
  Minimum pension liability adjustment net of tax
     expense for the quarter of zero in 2005 and
     2004 and net of tax expense for the
     year-to-date period of zero in 2005 and $2,290
     in 2004........................................        --        --         --     (2,490)
  Unrealized gains (losses) on available-for-sale
     securities:
     Unrealized holding gains (losses) arising
       during the period, net of tax expense
       (benefit) for the quarter of ($6,193) in 2005
       and $11,657 in 2004 and net of tax expense
       (benefit) for the year-to-date period of
       ($2,304) in 2005 and ($22,815) in 2004.......   (11,488)   17,471     (4,225)   (35,986)
     Less reclassification adjustment for realized
       (gains) losses included in income statement,
       net of tax (benefit) expense for the quarter
       of ($69) in 2005 and $150 in 2004 and net of
       tax (benefit) expense for the year-to-date
       period of ($100) in 2005 and $10,126 in
       2004.........................................       109      (303)       158    (15,792)
                                                      --------   -------   --------   --------
  Other comprehensive income (loss).................   (21,942)   17,169    (15,549)   (55,188)
                                                      --------   -------   --------   --------
Comprehensive income................................  $ 21,264   $82,905   $138,547   $143,384
                                                      ========   =======   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2005         2004
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $2,629,342   $2,521,778
  Net income................................................     154,096      198,572
  Contributions to capital..................................       3,226        9,788
  Contribution of parent's banking assets...................          --       36,556
  Dividend of non-bank subsidiary...........................          --       (5,357)
  Adjustment of prior quarters' preferred dividends.........          --          767
  Dividends -- preferred stock..............................         (62)         (86)
  Dividends -- common stock.................................     (75,000)     (98,000)
  Other comprehensive loss..................................     (15,549)     (55,188)
                                                              ----------   ----------
BALANCE AT SEPTEMBER 30.....................................  $2,696,053   $2,608,830
                                                              ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                              -------------------------
                                                                 2005          2004
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $   154,096   $   198,572
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses..............................        6,442         4,509
     Depreciation and amortization, including intangibles...       54,270        59,883
     Deferred tax benefit...................................       (5,621)       (2,167)
     Net loss (gain) on sales of securities.................          258       (25,918)
     Increase in bank-owned insurance.......................      (32,180)      (29,628)
     Trading account net cash sales.........................      134,334       127,835
     Net (increase) decrease in interest receivable.........      (21,025)        5,751
     Net increase (decrease) in interest payable............       17,683        (6,554)
     Net (increase) decrease in loans held for sale.........      (10,013)      122,466
     Other, net.............................................      (20,503)       88,104
                                                              -----------   -----------
     Net cash provided by operating activities..............      277,741       542,853
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Net decrease in interest-bearing deposits at banks........     (246,626)      (84,419)
  Net increase in Federal funds sold and securities
     purchased under agreement to resell....................     (385,332)      (35,828)
  Proceeds from sales of securities available-for-sale......      136,560     2,586,808
  Proceeds from maturities of securities
     available-for-sale.....................................    4,302,643     4,430,077
  Purchases of securities available-for-sale................   (4,165,081)   (5,977,497)
  Net increase in loans.....................................   (2,117,373)   (1,530,968)
  Purchases of premises and equipment.......................      (44,273)      (65,834)
  Other, net................................................      107,580         2,139
                                                              -----------   -----------
     Net cash used by investing activities..................   (2,411,902)     (675,522)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Cash received in contribution of parent's banking
     assets.................................................           --         3,380
  Net increase in deposits..................................    1,044,415       795,026
  Net decrease in Federal funds purchased and securities
     sold under agreement to repurchase.....................   (1,093,550)   (1,021,308)
  Net increase (decrease) in other short-term borrowings....    2,007,103       (35,729)
  Proceeds from issuance of senior notes....................    1,400,000     1,780,000
  Repayment of senior notes.................................   (1,150,000)   (1,380,000)
  Proceeds from issuance of long-term notes.................           --       206,250
  Repayment of long-term notes..............................           --      (225,000)
  Cash dividends paid on common stock.......................      (75,000)      (98,000)
  Cash portion of dividend of non-bank subsidiary...........           --        (5,076)
  Retirement of preferred stock.............................       (5,000)           --
                                                              -----------   -----------
     Net cash provided by financing activities..............    2,127,968        19,543
                                                              -----------   -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................       (6,193)     (113,126)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...      947,580       902,404
                                                              -----------   -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER
      30....................................................  $   941,387   $   789,278
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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the nine months ended September 30 totaled $430.8 million and $241.5 million in 2005 and 2004, respectively. Cash income tax payments over the same periods totaled $56.6 million and $41.1 million, respectively.

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

     The carrying value of the Bank's goodwill was $214 million at both September 30, 2005 and 2004, respectively. No impairment was recorded during the quarter ended September 30, 2005.

     Other than goodwill, the Bank's intangible assets were all subject to amortization as of September 30, 2005 and 2004.

                          HARRIS N.A. AND SUBSIDIARIES

     As of September 30, 2005, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table.

                                                                                   SEPTEMBER 30,
                                                                            ---------------------------
                                                 SEPTEMBER 30, 2005             2005           2004
                                            -----------------------------   ------------   ------------
                                                GROSS                           NET            NET
                                               CARRYING      ACCUMULATED      CARRYING       CARRYING
                                                AMOUNT       AMORTIZATION      VALUE          VALUE
                                            --------------   ------------   ------------   ------------
                                                                  (IN THOUSANDS)
Branch network............................     $145,000       $ (89,417)      $55,583        $65,250
Core deposits.............................       53,161         (27,825)       25,336         31,982
                                               --------       ---------       -------        -------
  Total finite life intangibles...........     $198,161       $(117,242)      $80,919        $97,232
                                               ========       =========       =======        =======

     Total amortization expense for the Bank's intangible assets was $4.1 million for each of the quarters ended September 30, 2005 and September 30, 2004.

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

                          HARRIS N.A. AND SUBSIDIARIES

                                FINANCIAL REVIEW

THIRD QUARTER 2005 COMPARED WITH THIRD QUARTER 2004

SUMMARY

     The Bank had third quarter 2005 net income of $43.2 million, a decrease of $22.5 million or 34 percent from third quarter 2004. ROE was 6.33 percent in the current quarter, compared to 10.14 percent from last year's third quarter. ROA was 0.52 percent compared to 0.87 percent a year ago.

     Third quarter net interest income on a fully taxable equivalent basis was $196.2 million, down $3.2 million or 2 percent from $199.4 million in 2004's third quarter. Average earning assets increased 10 percent to $32.00 billion from $29.11 billion in 2004, due in part to an increase of $2.1 billion in average loans. Net interest margin decreased to 2.39 percent in the current quarter from 2.64 percent in the year-ago quarter, primarily reflecting a flat yield curve depressing spreads and the impact of greater reliance on higher-cost wholesale funding sources. This was somewhat offset by strong loan growth, particularly in the retail loan portfolio.

     The third quarter 2005 provision for loan losses was $3.0 million, an increase of $25.5 million compared to the negative provision of $22.5 million in the third quarter of 2004. Net charge-offs decreased to $5.1 million from $7.5 million in the prior year. The increase in provision was primarily attributable to the reduction in the allowance for loan losses recognized a year ago to reflect a very healthy credit environment that has somewhat diminished currently.

     Third quarter noninterest income of $96.5 million decreased $5.3 million or 5 percent from the same quarter last year. Money market and bond trading income decreased by $2.5 million, letter of credit fees declined by $1.2 million and service charges and fees decreased $1.2 million.

     Third quarter 2005 noninterest expenses of $225.3 million increased $5.0 million from the year ago quarter. The increase was attributable to occupancy costs rising by $4.3 million, higher contract programming costs of $1.4 million and additional expenses for outsourced administrative and technology activities of $1.0 million. The increases were partially offset by lower salary and marketing expenses. Income tax expense decreased $18.0 million, reflecting lower pretax income from year ago results.

     Nonperforming assets at September 30, 2005 were $145 million or 0.65 percent of total loans, down from $146 million or 0.68 percent at June 30, 2005, and $152 million or 0.78 percent a year ago. At September 30, 2005, the allowance for possible loan losses was $307 million, equal to 1.38 percent of loans outstanding, compared to $300 million or 1.54 percent of loans outstanding at the end of third quarter 2004. As a result, the ratio of the allowance for possible loan losses to nonperforming assets increased from 197 percent at September 30, 2004 to 212 percent at September 30, 2005.

     At September 30, 2005, Tier 1 capital of the Bank amounted to $2.68 billion, up from $2.56 billion one year earlier. The regulatory leverage capital ratio was 8.12 percent for the third quarter of 2005 compared to 8.57 percent in the same quarter of 2004. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's September 30, 2005 Tier 1 and total risk-based capital ratios were 9.26 percent and 11.34 percent compared to respective ratios of 9.89 percent and 12.18 percent at September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

SUMMARY

     The Bank had net income for the nine months ended September 30, 2005 of $154.1 million, a decrease of $44.5 million or 22 percent from the same period a year ago. ROE was 7.72 percent, down from 10.34 percent last year. ROA was 0.63 percent currently compared to 0.88 percent in the first nine months of 2004.

     Net interest income on a fully taxable equivalent basis was $587.9 million, down $15.8 million or 3 percent from $603.7 million in 2004's year-to-date period. Average earning assets increased 7 percent to $31.62 billion from $29.48 billion in 2004. Net interest margin decreased to 2.42 percent from 2.66 percent in 2004, reflecting a

                          HARRIS N.A. AND SUBSIDIARIES

flat yield curve reducing spreads and the impact of substantially higher rates on wholesale funds. This was somewhat offset by strong growth in the retail loan base.

     The year-to-date 2005 provision for loan losses of $6.4 million was up $1.9 million from $4.5 million in 2004. Net charge-offs were $16.1 million, a decrease of $13.5 million from last year, resulting from lower commercial loan write-offs. The increase in provision was primarily attributable to the reduction in the allowance for loan losses recorded in 2004.

     Noninterest income of $303.3 million decreased $47.1 million or 13 percent from the same period last year. This was largely due to a reduction in gains from sales of securities amounting to $26.2 million, a $7.1 million gain realized in 2004 by the Bank on the sale of assets received in an earlier troubled debt restructuring and a $7.7 million gain realized in 2004 by the Bank on the termination of a swap. Service fees and charges also decreased by $4.5 million, mortgage origination fees decreased $4.9 million and money market and bond trading income decreased $3.0 million. This was somewhat offset by higher ATM and debit card fees of $3.0 million and commissions of $3.0 million.

     Noninterest expenses of $649.8 million increased $10.1 million or 2 percent from the year-ago period. The increase was attributable to expenses for outsourced administrative and technology activities of $9.9 million, occupancy costs related to the sale of a major building in 2005 rising by $7.8 million and higher contract programming costs of $1.9 million, partially offset by lower salary expense of $12.1 million. Income tax expense decreased $31.9 million, reflecting lower pretax income from year-ago results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Liquidity Risk Management" and "Market Risk Management" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 6.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 30, 2005, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely discussion regarding disclosures. There was no change in the Company's internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6. EXHIBITS

        31.1 CERTIFICATION OF JANINE MULHALL PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2005.

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