Form 10-K
period 2005-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2006-03-29
CIK 1046788

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      2005
                                    FORM 10-K
                    ANNUAL REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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


     7 3/8% Noncumulative Exchangeable                New York Stock Exchange
   Preferred Stock, Series A, par value
              $1.00 per share


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]     No [X]

     NOTE -- checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether this registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated
                                    filer [X]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on March 29, 2006 was 1,000. No common equity is held by nonaffiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                                TABLE OF CONTENTS





                                     PART I
Item 1.  Business.........................................................    2
Item 1A. Risk Factors.....................................................    6
Item 1B. Unresolved Staff Comments........................................   11
Item 2.  Properties.......................................................   11
Item 3.  Legal Proceedings................................................   11
Item 4.  Submission of Matters to a Vote of Security Holders .............   11

                                    PART II
Item 5.  Market for the Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity securities................   11
Item 6.  Selected Financial Data .........................................   12
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   13
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ......   17
Item 8.  Financial Statements and Supplementary Data......................   17
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................   17
Item 9A. Controls and Procedures..........................................   17
Item 9B. Other Information................................................   17

                                    PART III
Item 10. Directors and Executive Officers of the Registrant ..............   17
Item 11. Executive Compensation ..........................................   19
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................   19
Item 13. Certain Relationships and Related Transactions...................   20
Item 14. Principal Accountant Fees and Services...........................   20

                                    PART IV
Item 15  Exhibits, Financial Statement Schedules..........................   21
         (a)  Exhibits
         31.1 Certification of Janine Mulhall pursuant to Rule 13a - 14(a)
         31.2 Certification of Paul R. Skubic pursuant to Rule 13a - 14(a)
         32.1 Certification pursuant to 18 U.S.C. Section 1350.
         (b)  Reports on Form 8-K
         None
Signatures................................................................   23

                                     PART I

FORWARD-LOOKING INFORMATION

     Forward-looking statements contained in this Annual Report on Form 10-K ("Report") of Harris Preferred Capital Corporation (the "Company") may include certain forward-looking information, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in "Risk Factors" below (Item 1A of this Report). The Company assumes no obligation to update any such forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

     Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company's principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of mortgage-backed securities, notes issued by Harris N.A. (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company's assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the "Code"), and will generally not be subject to federal income tax if it distributes 90% of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

     On February 11, 1998, the Company, through a public offering (the "Offering"), issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". Holders of Preferred Shares are entitled to receive, if declared by the Company's Board of Directors, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.8438 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time, at the principal amount thereof, plus the quarterly accrued and unpaid dividends, if any, thereon. The Company may not redeem the Preferred Shares without prior approval from the Office of the Comptroller of the Currency (the "OCC") or the appropriate successor or other federal regulatory agency.

     Each Preferred Share will be automatically exchanged (the "Automatic Exchange") for one newly issued preferred share of the Bank ("Bank Preferred Share") in the event (i) the Bank becomes less than "adequately capitalized" under regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership, (iii) the OCC directs such exchange in writing because, in its sole discretion and even if the Bank is not less than "adequately capitalized," the OCC anticipates that the Bank may become less than adequately capitalized in the near term, or (iv) the OCC in its sole discretion directs in writing an exchange in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5% (each an "Exchange Event"). In the event of an exchange, the Bank Preferred Shares would constitute a new series of preferred shares of the Bank, would have the same dividend rights, liquidation preference, redemption options and other attributes as the Preferred Shares, except that the Bank Preferred Shares would not be listed on the New York Stock Exchange and would rank pari passu in terms of cash dividend payments and liquidation preference with any outstanding shares of preferred stock of the Bank.

     Effective May 27, 2005, Harris Bankcorp, Inc., the Bank's parent company, consolidated 26 of its Illinois bank charters (including Harris Trust and Savings Bank) into one national bank charter, Harris N.A. Prior to that time and under the same conditions as described in the prior paragraph, each Preferred Share was automatically exchangeable for one newly issued preferred share of Harris Trust and Savings Bank, which was subject to regulation by the Board of Governors of the Federal Reserve System. References herein to the Bank for those times prior to the charter consolidation are intended to refer to its predecessor, Harris Trust and Savings Bank.

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

     The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2005 and 2004 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

     The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company's current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company's Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or "balloon" payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2005 and 2004 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

     The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2005, the Company held $20.5 million of short-term money market assets and $75 million of U.S. Treasury securities. At December 31, 2004, the Company held $10.5 million of short-term money market assets and $45 million of U.S. Treasury securities.

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

     The Advisory Agreements in effect in 2005 and 2004 entitled the Bank to receive advisory fees of $122,000 and $124,000, respectively.

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

EMPLOYEES

     As of December 31, 2005, the Company had no paid employees. All officers of the Company were employed by the Bank.

ENVIRONMENTAL MATTERS

     In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company's ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans during 2005 and 2004.

QUALIFICATION AS A REIT

     The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% (95% for years prior to January 1, 2001) of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2005 as well as 2004, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Cash distributions in the amount of $1.8438 per Preferred Share were paid in 2005 and 2004. For the year ended December 31, 2004 there were no common stock dividends declared, as there were no earnings available after payment of the preferred dividends. However, on September 13, 2004, the Company paid a cash dividend of $904 thousand on the outstanding common shares to the stockholder of record on September 6, 2004. These dividends completed the 2003 REIT tax compliance requirements. Through December 31, 2005, no common dividends applicable to that year were paid.

ITEM 1A.  RISK FACTORS

     Set forth below and elsewhere in this Report and in other documents we file with the SEC (including the February 5, 1998 Prospectus (the "1998 Prospectus") for the Offering (SEC File No. 333-40257)) are risks and uncertainties with respect to the Company, the Preferred Shares and the Bank. This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include those discussed below.

  DECLINING INTEREST RATES WILL REDUCE EARNINGS OF THE COMPANY

     The Company's income will consist primarily of interest payments on the earning assets held by it. If there is a decline in interest rates during a period of time when the Company must reinvest payments of interest and principal in respect of its earning assets, the Company may find it difficult to purchase additional earning assets that generate sufficient income to support payment of dividends on the Preferred Shares.

     Because the rate at which dividends, if, when and as authorized and declared, are payable on the Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Preferred Shares.

  DIVIDENDS MAY NOT BE AUTHORIZED QUARTERLY AND DIVIDENDS NOT AUTHORIZED WILL NOT BE PAID

     Dividends on the Preferred Shares are not cumulative. Consequently, if the Board of Directors does not authorize a dividend on the Preferred Shares for any quarterly period, the holders of the Preferred Shares would not be entitled to recover such dividend whether or not funds are or subsequently become available. Quarterly dividends may not always be paid on the Preferred Shares. The Board of Directors may determine, in its business judgment, that it would be in the best interests of the Company to pay less than the full amount of the stated dividend on the Preferred Shares or no dividend for any quarter, notwithstanding that funds are available. Factors that may be considered by the Board of Directors in making this determination are the Company's financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board of Directors may deem relevant. To remain qualified as a REIT, the Company must distribute annually at least 90% of its "REIT taxable income" (not including capital gains) to stockholders. See "-- Tax Risks."

  AUTOMATIC EXCHANGE FOR BANK PREFERRED SHARES COULD OCCUR WHEN VALUE OF BANK PREFERRED SHARES IS IMPAIRED

     An investment in the Preferred Shares involves risk with respect to the performance and capital levels of the Bank. A decline in the performance and capital levels of the Bank or the placement of the Bank into conservatorship or receivership could result in the automatic exchange of the Preferred Shares for Bank Preferred Shares, which would be an investment in the Bank and not in the Company. As a result, holders of Preferred Shares would become preferred stockholders of the Bank at a time when the Bank's financial condition was deteriorating or when the Bank had been placed into conservatorship or receivership. If an Exchange Event occurs, the Bank would likely be unable to pay dividends on the Bank Preferred Shares.

     An investment in the Bank is also subject to certain risks that are distinct from the risks associated with an investment in the Company. For example, an investment in the Bank would involve risks relating to the capital levels of, and other federal regulatory requirements applicable to, the Bank, and the performance of the Bank's loan portfolio. An investment in the Bank is also subject to the general risks inherent in equity investments in depository institutions. In the event of a liquidation of the Bank, the claims of depositors and secured, senior, general and subordinated creditors of the Bank would be entitled to a priority of payment over the claims of holders of equity interests such as the Bank Preferred Shares. As a result, if the Bank were to be placed into receivership, the holders of the Bank Preferred Shares likely would receive, if anything, substantially less than they would have received had the Preferred Shares not been exchanged for Bank Preferred Shares.

  BANK PREFERRED SHARES WILL NOT BE LISTED ON ANY EXCHANGE AND MARKETS MAY NOT BE LIQUID

     Although the Preferred Shares are listed on the NYSE, the Bank does not intend to apply for listing of the Bank Preferred Shares on any national securities exchange. Consequently, there can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained.

  DIVIDENDS AND OPERATIONS OF THE COMPANY RESTRICTED BY REGULATION

     Because the Company is a subsidiary of the Bank, banking regulatory authorities will have the right to examine the Company and its activities. Under certain circumstances, including any determination that the Bank's relationship to the Company results in an unsafe and unsound banking practice, such regulatory authorities will have the authority to restrict the ability of the Company to transfer assets, to make distributions to its stockholders (including dividends to the holders of Preferred Shares, as described below), or to redeem shares of Preferred Stock, or even to require the Bank to sever its relationship with or divest its ownership of the Company. Such actions could potentially result in the Company's failure to qualify as a REIT.

     Payment of dividends on the Preferred Shares could also be subject to regulatory limitations if the Bank became less than "adequately capitalized" for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). Less than "adequately capitalized" is currently defined as having
(i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At December 31, 2005, the Bank's total risk-based capital ratio was 11.40%, its Tier 1 risk-based capital ratio was 9.34% and its Tier 1 leverage ratio was 8.27%.

     If the Automatic Exchange occurs, the Bank would likely be unable to pay dividends on the Bank Preferred Shares. In all circumstances following the Automatic Exchange, the Bank's ability to pay dividends would be subject to various restrictions under applicable regulations. Furthermore, in the event the Bank is placed into conservatorship or receivership (whether before or after the Automatic Exchange), the Bank would be unable to pay dividends on the Bank Preferred Shares. In addition, in the event of a liquidation of the Bank, the claims of the Bank's depositors and of its secured, senior, general and subordinated creditors would be entitled to a priority of payment over the dividend and other claims of holders of equity interests such as the Bank Preferred Shares.

TAX RISKS

  ADVERSE CONSEQUENCES OF FAILURE TO QUALIFY AS A REIT

     The Company intends to operate so as to qualify as a REIT under the Code. No assurance can be given that the Company will be able to continue to operate in a manner so as to qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances, not entirely within the Company's control, may affect the Company's ability to continue to qualify as a REIT. Although the Company is not aware of any proposal in Congress to amend the tax laws in a manner that would materially and adversely affect the Company's ability to operate as a REIT, no assurance can be given that new legislation or new regulations, administrative interpretations or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification.

     If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company's stockholders including the holders of the Preferred Shares, would be reduced for the year or years involved. In addition, unless entitled to relief under certain statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. A failure of the Company to qualify as a REIT would not necessarily give the Company the right to redeem the Preferred Shares, nor would it give the holders of the Preferred Shares the right to have their shares redeemed. Notwithstanding that the Company currently intends to operate in a manner designed to enable it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause the Company to determine that it is in the best interest of the Company and the holders of its Common Stock and Preferred Stock to revoke the REIT election. As long as any Preferred Shares are outstanding, any such determination by the Company may not be made without the approval of a majority of the Independent Directors. The tax law prohibits the Company from electing treatment as a REIT for the four taxable years following the year of such revocation.

  REIT REQUIREMENTS WITH RESPECT TO STOCKHOLDER DISTRIBUTIONS

     To qualify as a REIT under the Code, the Company generally will be required each year to distribute as dividends to its stockholders at least 90% of its "REIT taxable income" (excluding capital gains). Failure to comply with this requirement would result in the Company's income being subject to tax at regular corporate rates. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gains net income for the calendar year and any undistributed taxable income from prior periods. Under certain circumstances, banking regulatory authorities may restrict the ability of the Company, as a subsidiary of the Bank, to make distributions to its stockholders. Such a restriction could subject the Company to federal income and excise tax and result in the Company's failure to meet REIT requirements with respect to stockholder distributions.

  REDEMPTION UPON OCCURRENCE OF A TAX EVENT

     At any time following the occurrence of a Tax Event (as defined under "Description of Series A Preferred Shares -- Redemption" in the 1998 Prospectus), the Company will have the right to redeem the Preferred Shares in whole but not in part. The occurrence of a Tax Event will not, however, give the holders of the Preferred Shares any right to have such shares redeemed.

  AUTOMATIC EXCHANGE UPON OCCURRENCE OF THE EXCHANGE EVENT

     Upon the occurrence of the Exchange Event, the outstanding Preferred Shares will be automatically exchanged on a one-for-one basis into Bank Preferred Shares. Assuming, as is anticipated to be the case, that the Bank Preferred Shares are nonvoting, the Automatic Exchange will be taxable, and each holder of Preferred Shares will have a gain or loss, as the case may be, measured by the difference between the basis of such holder in the Preferred Shares and the fair market value of the Bank Preferred Shares received in the Automatic Exchange. Assuming that such holder's Preferred Shares were held as capital assets prior to the Automatic Exchange, any gain or loss will be capital gain or loss.

  RELATIONSHIP WITH THE BANK AND ITS AFFILIATES; CONFLICTS OF INTEREST

     The Bank and its affiliates are involved in virtually every aspect of the Company's existence. The Bank is the sole holder of the Common Stock of the Company and will administer the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank will also act as Servicer of the Mortgage Loans on behalf of the Company under the Servicing Agreement. In addition, other than the Independent Directors, all of the officers and directors of the Company are also officers and/or directors of the Bank and/or affiliates of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as officers of the Bank. As the holder of all of the outstanding voting stock of the Company, the Bank will have the right to elect all directors of the Company, including the Independent Directors. The Bank and its affiliates may have interests which are not identical to those of the Company. Consequently, conflicts of interest may arise with respect to transactions, including without limitation, future acquisitions of Mortgage Assets from the Bank and/or affiliates of the Bank; servicing of Mortgage Loans; future dispositions of Mortgage Assets to the Bank; and the renewal, termination or modification of the Advisory Agreement or the Servicing Agreement. It is the intention of the Company and the Bank that any agreements and transactions between the Company, on the one hand, and the Bank and/or its affiliates, on the other hand, are fair to all parties and consistent with market terms, including prices paid and received for the Initial Mortgage Assets, on the acquisition or disposition of Mortgage Assets by the Company or in connection with the servicing of Mortgage Loans. The requirement in the terms of the Preferred Shares that certain actions of the Company be approved by a majority of the Independent Directors is also intended to ensure fair dealings between the Company and the Bank and its affiliates. However, there can be no assurance that such agreements or transactions will be on terms as favorable to the Company as those that could have been obtained from unaffiliated third parties.

  RISK OF FUTURE REVISIONS IN POLICIES AND STRATEGIES BY BOARD OF DIRECTORS

     The Board of Directors has established the investment policies and operating policies and strategies of the Company, all material aspects of which are described in this report. These policies may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company's stockholders, including holders of the Preferred Shares. The ultimate effect of any change in the policies and strategies of the Company on a holder of Preferred Shares may be positive or negative.

  POSSIBLE LEVERAGE

     Although the Company does not currently intend to incur any indebtedness in connection with the acquisition and holding of Mortgage Assets, the Company may do so at any time (although indebtedness in excess of 25% of the Company's total stockholders' equity may not be incurred without the approval of a majority of the Independent Directors of the Company). To the extent the Company were to change its policy with respect to the incurrence of indebtedness, the Company would be subject to risks associated with leverage, including, without limitation, changes in interest rates and prepayment risk.

  ADDITIONAL ISSUANCES OF PREFERRED STOCK COULD HAVE DILUTIVE EFFECT

     The charter of the Company authorizes 20,000,000 shares of Preferred Stock of the Company, 10,000,000 shares of which have been issued. The Company could issue additional preferred shares that rank equal to the Preferred Shares without the approval of the holders of the Preferred Shares. Such future issuances could have the effect of diluting the holders of the Preferred Shares.

RISK FACTORS RELATING TO THE BANK

     Because of the possibility of the Automatic Exchange, an investment in Preferred Shares involves a high degree of risk with respect to the performance and capital levels of the Bank. Investors in the Preferred Shares should carefully consider the following risk factors and other considerations relating to the Bank before deciding whether to invest in such shares.

  POSSIBLE ADVERSE EFFECTS OF ECONOMIC CONDITIONS

     Economic conditions beyond the Bank's control may have a significant impact on the Bank's operations, including changes in net interest income. Examples of such conditions include: (i) the strength of credit demand by customers; (ii) the introduction and growth of new investment instruments and transaction accounts by nonbank financial competitors; and (iii) changes in the general level of interest rates, including changes resulting from the monetary activities of the Board of Governors. Economic growth in the Bank's market areas is dependent upon the local economy. Adverse changes in the economy of the Chicago metropolitan area and other market areas would likely reduce the Bank's growth rate and could otherwise have a negative effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of the collateral pledged as security therefor.

  INCREASE IN INTEREST RATES MAY ADVERSELY AFFECT OPERATING RESULTS

     The Bank's operating results depend to a large extent on its net interest income, which is the difference between the interest the Bank receives from its loans, securities and other assets and the interest the Bank pays on its deposits and other liabilities. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, international disorders and other factors beyond the control of the Bank may affect interest rates. If generally prevailing interest rates increase, the "net interest spread" of the Bank, which is the difference between the rates of interest earned and the rates of interest paid by the Bank, is likely to contract, resulting in less net interest income. The Bank's liabilities have shorter terms and are more interest-sensitive than its assets. There can be no assurance that the Bank will be able to adjust its asset and liability positions sufficiently to offset any negative effect of changing market interest rates.

  COMPETITION

     The Bank faces strong direct competition for deposits, loans and other financial services from other commercial banks, thrifts, credit unions, stockbrokers and finance divisions of auto and farm equipment companies. Some of the competitors are local, while others are statewide or nationwide. Several major multibank holding companies currently operate in the Chicago metropolitan area. Many of these financial institutions are larger than the Bank and have greater access to capital and other resources. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as that imposed on bank holding companies, and federally insured, state-chartered banks and national banks. As a result, such nonbank competitors have advantages over the Bank in providing certain services. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank's future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank's operations. Many of the Bank's competitors have greater resources to invest in technological improvements. There can be no assurance that the Bank will be able to effectively implement such products and services or be successful in marketing such products and services to its customers.

  GOVERNMENT REGULATION

     The Bank is subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Some of the legislative and regulatory changes may benefit the Bank; others, however, may increase its costs of doing business and assist competitors of the Bank. There can be no assurance that state or federal regulators will not, in the future, impose further restriction or limits on the Bank's activities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.  PROPERTIES

     None as of December 31, 2005.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any material litigation nor, to the Company's knowledge is any material litigation currently threatened against the Company or the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. For the year ended December 31, 2005 there were no common stock dividends declared through year-end. The Company may distribute 2005 earnings available after payment of the preferred dividend, as a common dividend during 2006. On September 13, 2004 the Company paid a cash dividend of $904 thousand (declared December 2, 2003), on the outstanding common shares to the stockholder of record on September 6, 2004. These dividends completed the 2003 REIT tax compliance requirements regarding income distributions.

     The Preferred Shares are traded on the New York Stock Exchange under the symbol "HBC Pr A". During 2005 and 2004, the Company declared and paid cash dividends to preferred stockholders of approximately $18.4 million in each year. Although the Company declared cash dividends on the Preferred Shares for 2005 and 2004, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company's financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

     The Company did not purchase or redeem any common or preferred shares during 2005 or 2004.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.


                                                FOR THE YEARS ENDED DECEMBER 31
                                       ------------------------------------------------
                                         2005      2004      2003      2002      2001
                                       --------  --------  --------  --------  --------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)



Statement of Operations Data:
Interest income....................... $ 20,165  $ 16,998  $ 17,678  $ 19,934  $ 28,715
Non-interest income...................     (707)    1,062     4,158     2,677     4,796
Operating expenses:
  Loan servicing fees.................       31        44        70       131       243
  Advisory fees.......................      122       124        56        43        35
  General and administrative..........      287       362       362       314       300
                                       --------  --------  --------  --------  --------
     Total operating expenses.........      440       530       488       488       578
                                       --------  --------  --------  --------  --------
Net income............................   19,018    17,530    21,348    22,123    32,933
Preferred stock dividends.............   18,438    18,438    18,438    18,438    18,438
                                       --------  --------  --------  --------  --------
Net income available (loss allocated)
  to common stockholder............... $    580  $   (908) $  2,910  $  3,685  $ 14,495
                                       ========  ========  ========  ========  ========
Basic and diluted earnings (loss) per
  common share........................ $    580  $   (908) $  2,910  $  3,685  $ 14,495
                                       ========  ========  ========  ========  ========
Distributions per preferred share..... $ 1.8438  $ 1.8438  $ 1.8438  $ 1.8438  $ 1.8438
                                       ========  ========  ========  ========  ========
Balance Sheet Data (end of period):
Total assets.......................... $479,875  $489,022  $494,318  $502,042  $489,342
                                       ========  ========  ========  ========  ========
Total liabilities..................... $    129  $    134  $     84  $     96  $    100
                                       ========  ========  ========  ========  ========
Total stockholders' equity............ $479,746  $488,888  $494,234  $501,946  $489,242
                                       ========  ========  ========  ========  ========
Cash Flows Data:
Operating activities.................. $ 19,859  $ 15,998  $ 18,046  $ 19,440  $ 28,736
                                       ========  ========  ========  ========  ========
Investing activities.................. $ (1,128) $  2,825  $  3,120  $  2,440  $  4,035
                                       ========  ========  ========  ========  ========
Financing activities.................. $(18,438) $(19,342) $(20,968) $(21,658) $(33,084)
                                       ========  ========  ========  ========  ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

SUMMARY

  YEAR ENDED DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004

     The Company's net income for 2005 was $19 million. This represented an 8.5% increase from 2004 net income of $17.5 million. Earnings increased primarily because of higher interest income on earning assets.

     Interest income on securities purchased under agreement to resell for the year ended December 31, 2005 was $1.6 million compared to $1.1 million a year ago. Interest income on the Notes for 2005 totaled $655 thousand and yielded 6.4% on $10 million of average principal outstanding compared to $907 thousand and a 6.4% yield on $14 million average principal outstanding for 2004. The decrease in interest income from the notes was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $13 million for 2005 and $18 million for 2004. Interest income on securities available-for-sale for 2005 was $17.8 million, resulting in a yield of 4.3% on an average balance of $418 million compared to interest income of $15.0 million with a yield of 4.3% on an average balance of $353 million for 2004. The increase in interest income on securities available-for-sale was primarily attributable to an increase in the average mortgage-backed securities portfolio. Losses on investment securities sales in 2005 were $0.7 million compared to $1.1 million of gains recognized in 2004. There were no Company borrowings during either year.

     Operating expenses for the year ended December 31, 2005 totaled $440 thousand compared to $530 thousand a year ago. Loan servicing expenses for 2005 totaled $31 thousand, a decrease of $13 thousand or 30% from 2004. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2005 were $122 thousand compared to $124 thousand for the same period a year ago. General and administrative expenses totaled $287 thousand for 2005 and $362 thousand for 2004. The decrease is partially due to reduced 10-K processing costs and legal costs.

     On December 30, 2005, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2005 as declared on December 2, 2005. On December 30, 2004, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2004 as declared on December 2, 2004. For each of the full years, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 2005 and 2004, respectively. For the year ended December 31, 2004 there were no common stock dividends declared as there were no earnings available after payment of the preferred dividends. The Company may distribute 2005 earnings available after payment of the preferred dividend, as a common dividend during 2006. However on September 13, 2004 the Company paid a cash dividend of $904 thousand on the outstanding common shares to the stockholder of record on September 6, 2004. These common share dividends completed the Company's 2003 REIT tax compliance requirements.

     At December 31, 2005 and 2004, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

  YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003

     The Company's net income for 2004 was $17.5 million. This represented an 18% decrease from 2003 net income of $21.3 million. Earnings decreased primarily because of a substantial decrease in gains from security sales compared to last year and lower interest income on earning assets.

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

     Operating expenses for the year ended December 31, 2004 totaled $530 thousand compared to $488 thousand a year ago. Loan servicing expenses for 2004 totaled $44 thousand, a decrease of $26 thousand or 37% from 2003. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2004 were $124 thousand compared to $56 thousand for the same period a year ago, due to higher internal processing, record-keeping and overhead costs. General and administrative expenses for the same period totaled $362 thousand for both 2004 and 2003.

     On December 30, 2004, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2004 as declared on December 2, 2004. On December 30, 2003, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2003 as declared on December 2, 2003. On a year-to-date basis, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 2004 and 2003, respectively. For the year ended December 31, 2004 there were no common stock dividends declared, as there were no earnings available after payment of the preferred dividends. A cash dividend on common stock of $2.0 million was declared on December 2, 2003 to the stockholder of record on December 15, 2003 and paid on December 31, 2003. In addition, on September 12, 2004 and September 12, 2003, the Company paid a cash dividend of $904 thousand (declared December 2, 2003) and $530 thousand (declared December 4, 2002), on the outstanding common shares to the stockholder of record on September 6, 2004 and September 3, 2003, respectively. These common share dividends completed the Company's 2003 and 2002 REIT tax compliance requirements.

     At December 31, 2004 and 2003, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

  QUARTER ENDED DECEMBER 31, 2005 COMPARED TO QUARTER ENDED DECEMBER 31, 2004

     The Company's net income decreased for the fourth quarter of 2005 to $4.8 million compared to $5.0 million in the fourth quarter of 2004. While interest income on earnings assets rose quarter over quarter, the increase was more than offset by a decline in non-interest income of $358 thousand from fourth quarter 2004.

     Fourth quarter 2005 interest income on the Notes totaled $142 thousand and yielded 6.4% on $9 million of average principal outstanding compared to interest income of $199 thousand and a 6.4% yield on $12 million average principal outstanding for the fourth quarter of 2004. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans for the fourth quarter of 2005 and 2004 was $11 million and $16 million, respectively. Interest income on securities available-for-sale for the current quarter was $4.2 million resulting in a yield of 4.3% on an average balance of $388 million, compared to interest income of $4.6 million with a yield of 4.2% on an average balance of $441 million for the same period a year ago. The increase in total interest income is primarily attributable to the increase in higher yields on short-term investments offset by a decrease in mortgage-backed securities.

     There were no Company borrowings during the fourth quarter of 2005 or 2004.

     Fourth quarter 2005 operating expenses totaled $136 thousand, a decrease of $26 thousand from the fourth quarter of 2004. Loan servicing expenses totaled $7 thousand, a decrease of $3 thousand or 30% from the prior year's fourth quarter, attributable to the reduction in the principal balance of the Notes. Advisory fees for the fourth quarter of 2005 were $23 thousand compared to $38 thousand in the prior year's fourth quarter, due to decreased costs for processing, recordkeeping and administration. General and administrative expenses totaled $106 thousand in the current quarter compared to $114 thousand for the same period in 2004, partially attributable to lower costs for outside expert services.

ALLOWANCE FOR LOAN LOSSES

     The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

CONCENTRATIONS OF CREDIT RISK

     A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the states' economies. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company's maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $7 million at December 31, 2005 and $11 million at December 31, 2004.

INTEREST RATE RISK

     The Company's income consists primarily of interest payments on the Mortgage Assets and the securities it holds. If there is a decline in interest rates during a period of time when the Company must reinvest payments of interest and principal with respect to its Mortgage Assets and other interest earning assets, the Company may find it difficult to purchase additional earning assets that generate sufficient income to support payment of dividends on the Preferred Shares. Because the rate at which dividends, if, when and as authorized and declared, are payable on the Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company's ability to pay dividends on the Preferred Shares.

COMPETITION

     The Company does not engage in the business of originating mortgage loans. While the Company will acquire additional Mortgage Assets, it anticipates that such assets will be acquired from the Bank, affiliates of the Bank or unaffiliated parties. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its assets.

LIQUIDITY RISK MANAGEMENT

     The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

     The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional qualifying assets is funded with the proceeds obtained from repayment of principal balances by individual mortgages or maturities of securities held for sale on a reinvested basis. The payment of dividends on the Preferred Shares will be made from legally available funds, principally arising from operating activities of the Company. The Company's cash flows from operating activities principally consist of the collection of interest on short term qualifying investments, the Notes and mortgage-backed securities. The Company does not have and does not anticipate having any material capital expenditures.

     In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its adjusted REIT ordinary taxable income, as provided for under the Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT ordinary taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes, short-term investments and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis.

     As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $19.9 million provided from operations during 2005 were $253.8 million from the maturities and sales of securities available-for-sale. In 2004, the primary sources of funds other than $16.0 million provided from operations were $673.8 million from the maturities and sales of securities available-for-sale. The primary uses of funds for 2005 were $248.5 million in purchases of securities available-for-sale and $18.4 in preferred stock dividends paid and $10.0 million securities purchased under agreement to resell. In 2004, the primary uses of funds were $676.7 million in purchases of securities available-for-sale and $18.4 and $904 thousand in preferred stock dividends and common stock dividends paid, respectively.

ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" in May 2005. The Statement replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires retrospective application to prior period financial statements for reporting a change in accounting principle. It also requires restatement of prior period financial statements for reporting an error correction. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this Statement to have a material effect on its financial position or results of operations.

     The Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," in 2005. The SOP applies to the purchase of a loan, a group of loans, and loans acquired in a purchase business combination. It addresses accounting for differences, attributable to credit quality, between contractual and expected cash flows from the initial investment in loans acquired in a transfer. Acquired loans in scope will exhibit a deterioration of credit quality from the origination date to the acquisition date and a probability at acquisition that the acquirer will be unable to collect all contractually required payments. Loans in scope that the Company acquires in a business combination are initially recorded at fair value which is based on the present value of expected cash flows. Any allowance for loan losses related to the loans is not carried over at acquisition. Undiscounted expected cash flows in excess of the initial valuation are accreted into interest income. If the Company cannot reasonably estimate the timing and amount of expected cash flows, then the loan is placed on nonaccrual status. If it probable, upon subsequent evaluation, that the Company will be unable to collect the expected cash flows, then the loan is considered impaired. The Company does not expect the adoption of the Statement to have a material effect on its financial position or results of operations.

     The FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," in November 2005. The FSP provides guidance on determining whether an investment is impaired, evaluating whether an impairment is other-than-temporary and measuring an impairment loss. It applies to debt and equity securities within the scope of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are cost-method investments. It is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this FSP to have a material effect on its financial position or results of operations.

OTHER MATTERS

     As of December 31, 2005, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2005, the Company had $9 million invested in Notes, a decrease of $3 million from December 31, 2004. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2005, the Company held $374 million in mortgage-backed securities compared to $419 million at December 31, 2004. At December 31, 2005, the Company held $75 million in U.S. Treasuries compared to $45 million at December 31, 2004. At December 31, 2005, the Company held an investment of $20.5 million in securities purchased from the Bank under agreement to resell compared to $10.5 million at December 31, 2004. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

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

     Refer to the Index to Consolidated Financial Statements for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

     As of December 31, 2005, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information for the Company required to be included in this Report has been made known to them in a timely fashion. There were no changes in the Company's internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     The persons who are directors and executive officers of the Company are as follows:


NAME                        AGE       POSITION AND OFFICES HELD
----                        ---       -------------------------



Paul R. Skubic...........    57   Chairman of the Board, President
Janine Mulhall...........    44   Chief Financial Officer
Frank M. Novosel.........    59   Treasurer, Director
Teresa L. Patton.........    58   Vice President of Operations
Margaret M. Sulkin.......    47   Assistant Treasurer
Delbert J. Wacker........    74   Director
David J. Blockowicz......    63   Director
Forrest M. Schneider.....    58   Director


     The following is a summary of the experience of the executive officers and directors of the Company:

     Mr. Skubic has been Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc., and the Bank since 1990. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a certified public accountant.

     Ms. Mulhall, has been Senior Vice President and Chief Financial Officer of Harris Bankcorp, Inc. since July 2003. From November 1995 to that time she held several positions in the Finance area of Harris Bankcorp's parent company, Bank of Montreal, including most recently Vice President and Chief Accountant. From 1984 to 1995, Ms. Mulhall was with KPMG, LLP in Toronto. She is a Canadian Chartered Accountant.

     Mr. Novosel has been a Vice President in the Treasury Group of the Bank since 1995. Previously, he served as Treasurer of Harris Bankcorp, Inc., managing financial planning. Mr. Novosel is a Chartered Financial Analyst and a member of the CFA Society of Chicago.

     Ms. Patton has been a Vice President in Residential Mortgages at the Bank for 16 years and is currently the Director of Secondary Marketing. Prior to this position she was the Manager of Sales and Delivery for the Residential Mortgage Division. She has been employed by the Bank for over 28 years holding positions in Consumer and Commercial Banking.

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

     Mr. Blockowicz is a certified public accountant and is a partner with Blockowicz & Tognocchi LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990.

     Mr. Schneider is President and Chief Executive Officer of Lane Industries, Inc. Mr. Schneider is a director of Lane Industries and director of Acco Brands Corporation. He has been employed by Lane Industries since 1976. He is a graduate of the University of Illinois where he received his B.S. and masters degree in finance.

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

COMPENSATION OF DIRECTORS AND OFFICERS

     The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive annual compensation of $10,000 plus a fee of $750 for each attendance (in person or by telephone) at each meeting of the Board of Directors or the audit committee. The annual compensation has been increased to $12,000 and the fee for each attendance has been increased to $1,000, effective January 1, 2006

     The Company has adopted a code of ethics for its senior officers and which is filed as an Exhibit hereto.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based on a review of reports filed with respect to the year ended December 31, 2005, the Company believes that all ownership reports were filed on a timely basis.

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

(b)  SECURITY OWNERSHIP OF MANAGEMENT

     The following table shows the ownership as of March 1, 2006 of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the only Officer or Director who own any such shares.


                                           NAME OF              AMOUNT OF        PERCENT
TITLE OF CLASS                         BENEFICIAL OWNER   BENEFICIAL OWNERSHIP  OF CLASS
--------------                       -------------------  --------------------  --------



Preferred Stock..................... Paul R. Skubic       1,300 Shares          .013%
Preferred Stock..................... Forrest Schneider    2,200 Shares          .022%
Preferred Stock..................... David J. Blockowicz  1,000 Shares           .01%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  TRANSACTIONS WITH MANAGEMENT AND OTHERS

     The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company.

     A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2005, the Company received repayments on the Notes of $3 million compared to 2004 repayments of $4 million. In years ended December 31, 2005, 2004 and 2003, the Bank paid interest on the Notes in the amount of $655 thousand, $907 thousand and $1.5 million, respectively, to the Company.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2005, the Company held $20.5 million of such assets and had earned $1.6 million of interest from the Bank during 2005. At December 31, 2004, the Company held $10.5 million of such assets and earned $1.1 million of interest for 2004. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

     The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2005, the Bank received payments of $31 thousand and $122 thousand, respectively, compared to $44 thousand and $124 thousand for 2004, under the terms of these agreements.

(b)  CERTAIN BUSINESS RELATIONSHIPS

     Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Janine Mulhall, Frank M. Novosel, Teresa L. Patton and Margaret M. Sulkin, are also officers of the Bank.

(c)  INDEBTEDNESS OF MANAGEMENT

     None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

     For year ended December 31, 2005, the Company's principal accountant billed $58 thousand for the audit of the Company's annual financial statements and review of financial statements included in Form 10-Q filings. For year ended December 31, 2004 the Company's principal accountant billed $42 thousand for the audit of the Company's annual financial statements and review of financial statements included in Form 10-Q filings.

AUDIT-RELATED FEES

     There were no fees billed for services reasonably related to the performance of the audit or review of the Company's financial statements outside of those fees disclosed above under "Audit Fees" for years ended December 31, 2005 and 2004.

ALL OTHER FEES

     There were no other fees billed to the Company by the Company's principal accountants other than those disclosed above for years ended December 31, 2005 and 2004.

PRE-APPROVAL POLICIES AND PROCEDURES

     Prior to engaging accountants to perform a particular service, the Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the audit committee and Board of Directors in accordance with its procedures.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) Documents filed with Report:

          (1) Consolidated Financial Statements (See page 20 for a listing of all financial statements included in Item 8)

          (2) Financial Statement Schedules

          All schedules normally required by Form 10-K are omitted since they are either not applicable or because the required information is shown in the financial statements or notes thereto.

          (3) Exhibits:




*3(a)(I)       Articles of Incorporation of the Company
*3(a)(ii)      Form of Articles of Amendment and Restatement of the Company
               establishing the Series A Preferred Shares
*3(b)          Bylaws of the Company
*4             Specimen of certificate representing Series A Preferred Shares
*10(a)         Form of Servicing Agreement between the Company and the Bank
*10(b)         Form of Advisory Agreement between the Company and the Bank
*10(c)         Form of Bank Loan Agreement between the Company and the Bank
*10(d)         Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14             Code of Ethics for Senior Officers (Incorporated by reference to
               Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004)
24             Power of attorney
31.1           Certification of Janine Mulhall pursuant to Rule 13a -- 14(a)
31.2           Certification of Paul R. Skubic pursuant to Rule 13a -- 14(a)
32.1           Certification pursuant to 18 U.S.C. Section 1350


--------

* Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

          HARRIS PREFERRED CAPITAL CORPORATION

          Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets

          Consolidated Statements of Income and Comprehensive Income

          Consolidated Statements of Changes in Stockholders' Equity

          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements

          HARRIS N.A.

          Financial Review

          Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2006.

                                        /s/ PAUL R. SKUBIC
                                        ----------------------------------------
                                        Paul R. Skubic
                                        Chairman of the Board and President

                                        /s/ JANINE MULHALL
                                        ----------------------------------------
                                        Janine Mulhall
                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 29th day of March 2006.





David J. Blockowicz                       Forrest M. Schneider
Frank M. Novosel                          Delbert J. Wacker



Paul R. Skubic
Attorney-In-Fact

Supplemental Information

     No proxy statement will be sent to security holders in 2006.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Harris Preferred Capital Corporation

     We have audited the accompanying consolidated balance sheets of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended 12/31/05. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated financial statements of the Company as of December 31, 2003, were audited by other auditors whose report thereon dated February 23, 2004 expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the two year period ended 12/31/05, in conformity with U.S. generally accepted accounting principles.

-s- KPMG LLP

March 15, 2006
Chicago, Illinois

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Harris Preferred Capital Corporation

     In our opinion, the consolidated statements of operations and comprehensive income, of changes in stockholders' equity and of cash flows for the year ended December 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Harris Preferred Capital Corporation for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Chicago, Illinois
February 23, 2004

                      HARRIS PREFERRED CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                  DECEMBER 31
                                                              ------------------
                                                                2005      2004
                                                              --------  --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)



                                     ASSETS
Cash on deposit with Harris N.A. ............................ $    700  $    407
Securities purchased from Harris N.A. under agreement to
  resell.....................................................   20,500    10,500
Notes receivable from Harris N.A. ...........................    8,684    12,129
Securities available-for-sale:
  Mortgage-backed............................................  373,584   419,315
  U.S. Treasury..............................................   74,946    44,993
Securing mortgage collections due from Harris N.A. ..........       --        78
Other assets.................................................    1,461     1,600
                                                              --------  --------
  TOTAL ASSETS............................................... $479,875  $489,022
                                                              ========  ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................. $    129  $    134
                                                              --------  --------
Commitments and contingencies................................       --        --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A
  ($1 par value); liquidation value of $250,000; 20,000,000
  shares authorized, 10,000,000 shares issued and
  outstanding................................................  250,000   250,000
Common stock ($1 par value); 1,000 shares authorized, issued
  and outstanding............................................        1         1
Additional paid-in capital...................................  240,733   240,733
Distributions in excess of earnings..........................       (2)     (582)
Accumulated other comprehensive income -- net unrealized
  losses on available-for-sale securities....................  (10,986)   (1,264)
                                                              --------  --------
  TOTAL STOCKHOLDERS' EQUITY.................................  479,746   488,888
                                                              --------  --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................. $479,875  $489,022
                                                              ========  ========




   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME


                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31
                                                        -------------------------
                                                          2005     2004     2003
                                                        -------  -------  -------
                                                          (IN THOUSANDS, EXCEPT
                                                               SHARE DATA)



INTEREST INCOME:
  Securities purchased from Harris N.A. under agreement
     to resell......................................... $ 1,618  $ 1,060  $ 1,266
  Notes receivable from Harris N.A.....................     655      907    1,508
  Securities available-for-sale:
     Mortgage-backed...................................  17,804   14,973   14,791
     U.S. Treasury.....................................      88       58      113
                                                        -------  -------  -------
       Total interest income...........................  20,165   16,998   17,678
NON-INTEREST INCOME:
  (Loss)/gain on sale of securities....................    (707)   1,062    4,158
                                                        -------  -------  -------
                                                           (707)   1,062    4,158
OPERATING EXPENSES:
  Loan servicing fees paid to Harris N.A...............      31       44       70
  Advisory fees paid to Harris N.A.....................     122      124       56
  General and administrative...........................     287      362      362
                                                        -------  -------  -------
          Total operating expenses.....................     440      530      488
                                                        -------  -------  -------
Net income.............................................  19,018   17,530   21,348
Preferred stock dividends..............................  18,438   18,438   18,438
                                                        -------  -------  -------
NET INCOME AVAILABLE (LOSS ALLOCATED) TO COMMON
  STOCKHOLDER.......................................... $   580  $  (908) $ 2,910
                                                        =======  =======  =======
Basic and diluted earnings (loss) per common share..... $   580  $  (908) $ 2,910
                                                        =======  =======  =======
Net income............................................. $19,018  $17,530  $21,348
Other comprehensive loss -- net unrealized losses on
  available-for-sale securities........................  (9,722)  (3,534)  (8,092)
                                                        -------  -------  -------
Comprehensive income................................... $ 9,296  $13,996  $13,256
                                                        =======  =======  =======




   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003



                                                                (DISTRIBUTIONS IN
                                                                    EXCESS OF       ACCUMULATED
                                                   ADDITIONAL  EARNINGS) EARNINGS      OTHER          TOTAL
                                PREFERRED  COMMON    PAID-IN      IN EXCESS OF     COMPREHENSIVE  STOCKHOLDERS'
                                  STOCK     STOCK    CAPITAL      DISTRIBUTIONS    INCOME (LOSS)      EQUITY
                                ---------  ------  ----------  ------------------  -------------  -------------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)



BALANCE AT DECEMBER 31, 2002..   $250,000    $ 1    $240,733        $    850          $ 10,362       $501,946
                                 ========    ===    ========        ========          ========       ========
  Net income..................         --     --          --          21,348                --         21,348
  Other comprehensive loss....         --     --          --              --            (8,092)        (8,092)
  Dividends declared on common
     stock ($2,530.00 per
     share)...................         --     --          --          (2,530)               --         (2,530)
  Dividends declared on
     preferred stock ($1.8438
     per share)...............         --     --          --         (18,438)               --        (18,438)
                                 --------    ---    --------        --------          --------       --------
BALANCE AT DECEMBER 31, 2003..   $250,000    $ 1    $240,733        $  1,230          $  2,270       $494,234
                                 ========    ===    ========        ========          ========       ========
  Net income..................         --     --          --          17,530                --         17,530
  Other comprehensive loss....         --     --          --              --            (3,534)        (3,534)
  Dividends declared on common
     stock ($904 per share)...         --     --          --            (904)               --           (904)
  Dividends declared on
     preferred stock ($1.8438
     per share)...............         --     --          --         (18,438)               --        (18,438)
                                 --------    ---    --------        --------          --------       --------
BALANCE AT DECEMBER 31, 2004..   $250,000    $ 1    $240,733        $   (582)         $ (1,264)      $488,888
                                 ========    ===    ========        ========          ========       ========
  Net income..................         --     --          --          19,018                --         19,018
  Other comprehensive loss....         --     --          --              --            (9,722)        (9,722)
  Dividends declared on common
     stock....................         --     --          --              --                --             --
  Dividends declared on
     preferred stock ($1.8438
     per share)...............         --     --          --         (18,438)               --        (18,438)
                                 --------    ---    --------        --------          --------       --------
BALANCE AT DECEMBER 31, 2005..   $250,000    $ 1    $240,733        $     (2)         $(10,986)      $479,746
                                 ========    ===    ========        ========          ========       ========




   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    FOR THE YEARS ENDED DECEMBER 31
                                                 ------------------------------------
                                                    2005         2004          2003
                                                 ---------  --------------  ---------
                                                            (IN THOUSANDS)



OPERATING ACTIVITIES:
  Net income.................................... $  19,018     $  17,530    $  21,348
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Loss/ (gain) on sale of securities.........       707        (1,062)      (4,158)
     Net decrease (increase) in other assets....       139          (521)         868
     Net (decrease) increase in accrued
       expenses.................................        (5)           50          (12)
                                                 ---------     ---------    ---------
       Net cash provided by operating
          activities............................    19,859        15,997       18,046
                                                 ---------     ---------    ---------
INVESTING ACTIVITIES:
  Net (increase) decrease in securities
     purchased from Harris N.A. under agreement
     to resell..................................   (10,000)        1,000        8,500
  Repayments of notes receivable from Harris
     N.A. ......................................     3,445         4,418       14,531
  Decrease in securing mortgage collections due
     from Harris N.A. ..........................        78           336        2,516
  Purchases of securities available-for-sale....  (248,487)     (676,706)    (765,405)
  Proceeds from sales of securities available-
     for-sale...................................        --        51,458       99,756
  Proceeds from maturities/redemptions of
     securities available-for-sale..............   253,836       622,320      643,222
                                                 ---------     ---------    ---------
       Net cash (used in) provided by investing
          activities............................    (1,128)        2,826        3,120
                                                 ---------     ---------    ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock........   (18,438)      (18,438)     (18,438)
  Cash dividends paid on common stock...........        --          (904)      (2,530)
                                                 ---------     ---------    ---------
       Net cash used by financing activities....   (18,438)      (19,342)     (20,968)
                                                 ---------     ---------    ---------
  Net increase (decrease) in cash on deposit
     with Harris N.A. ..........................       293          (519)         198
  Cash on deposit with Harris N.A. at beginning
     of year....................................       407           926          728
                                                 ---------     ---------    ---------
  Cash on deposit with Harris N.A. at end of
     year....................................... $     700     $     407    $     926
                                                 =========     =========    =========




   The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Harris Preferred Capital Corporation (the "Company") is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust ("REIT") assets (the "Mortgage Assets"), consisting of a limited recourse note or notes (the "Notes") issued by Harris N.A. (the "Bank") secured by real estate mortgage assets (the "Securing Mortgage Loans") and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in the Code Sections 856-860. All of the 1,000 shares of the Company's common stock, par value $1.00 per share (the "Common Stock"), are owned by Harris Capital Holdings, Inc. ("HCH"), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the "Preferred Shares"), $1.00 par value, is outstanding. The Company was formed to provide the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

  ALLOWANCE FOR PROBABLE LOAN LOSSES

     The allowance for possible loan losses is maintained at a level considered adequate to provide for probable loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management's evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management's estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2005 and 2004, no allowance for probable loan losses was recorded under this policy.

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

                      HARRIS PREFERRED CAPITAL CORPORATION

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

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as securities purchased under agreement to resell in the consolidated balance sheet. Securities purchased under agreement to resell totaled $20.5 million at December 31, 2005 compared to $10.5 million at December 31, 2004. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company's account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company's interest in these securities.

     The Company's investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect the carrying value of investments in securities available-for-sale currently reported in the consolidated balance sheet.

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

     The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" in May 2005. The Statement replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires retrospective application to prior period financial statements for reporting a change in accounting principle. It also requires restatement of prior period financial statements for reporting an error correction. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this Statement to have a material effect on its financial position or results of operations.

     The Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," in 2005. The SOP applies to the purchase of a loan, a group of loans, and loans acquired in a purchase business combination. It addresses accounting for differences, attributable to credit quality, between contractual and expected cash flows from the initial investment in loans acquired in a transfer. Acquired loans in scope will exhibit a deterioration of credit quality from the origination date to the acquisition date and a probability at acquisition that the acquirer will be unable to collect all contractually required payments. Loans in scope that the Company acquires in a business combination are initially recorded at fair value which is based on the present value of expected cash flows. Any allowance for loan losses related to the loans is not carried over at acquisition. Undiscounted expected cash flows in

                      HARRIS PREFERRED CAPITAL CORPORATION
excess of the initial valuation are accreted into interest income. If the Company cannot reasonably estimate the timing and amount of expected cash flows, then the loan is placed on nonaccrual status. If it is probable, upon subsequent evaluation, that the Company will be unable to collect the expected cash flows, then the loan is considered impaired. The Company does not expect the adoption of the Statement to have a material effect on its financial position or results of operations.

     The FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," in November 2005. The FSP provides guidance on determining whether an investment is impaired, evaluating whether an impairment is other-than-temporary and measuring an impairment loss. It applies to debt and equity securities within the scope of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are cost-method investments. It is effective for reporting periods beginning after December 15, 2005. The Company does not expect the adoption of this FSP to have a material effect on its financial position or results of operations.

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

3.  NOTES RECEIVABLE FROM THE BANK

     On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Mortgage Loans. During 2005, the Company received repayments on the Notes of $3.4 million compared to 2004 repayments of $4.4 million. For years ended December 31, 2005, 2004 and 2003, the Bank paid interest on the Notes in the amount of $655 thousand, $907 thousand and $1.5 million, respectively, to the Company.

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

     The balance of Securing Mortgage Loans at December 31, 2005 and 2004 was $11 million and $15 million, respectively. The weighted average interest rate on those loans at December 31, 2005 and 2004 was 6.725% and 5.862%, respectively.

     None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2005 or 2004.

                      HARRIS PREFERRED CAPITAL CORPORATION

     A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the states' economies. The Company's maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $7 million at December 31, 2005 and $11 million at December 31, 2004.

4.  SECURITIES

     The amortized cost and estimated fair value of securities available-for-sale were as follows:


                                      DECEMBER 31, 2005                                DECEMBER 31, 2004
                       ----------------------------------------------   ----------------------------------------------
                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                          COST        GAINS       LOSSES       VALUE       COST        GAINS       LOSSES       VALUE
                       ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
                                                                (IN THOUSANDS)



AVAILABLE-FOR-SALE
  SECURITIES
Mortgage-backed.....    $384,570        --        $10,986    $373,584    $420,583      $971        $2,239     $419,315
U.S. Treasury.......      74,946        --             --      74,946      44,989         4            --       44,993
                        --------       ---        -------    --------    --------      ----        ------     --------
Total Securities....    $459,516       $--        $10,986    $448,530    $465,572      $975        $2,239     $464,308
                        ========       ===        =======    ========    ========      ====        ======     ========



     The following table summarizes mortgage-backed securities with unrealized losses as of December 31, 2005, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. There were 20 securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses are temporary.


                                      LENGTH OF CONTINUOUS UNREALIZED LOSS POSITION
                         ----------------------------------------------------------------------
                           LESS THAN 12 MONTHS     12 MONTHS OR LONGER            TOTAL
                         ----------------------  ----------------------  ----------------------
                                     UNREALIZED              UNREALIZED              UNREALIZED
                         FAIR VALUE    LOSSES    FAIR VALUE    LOSSES    FAIR VALUE    LOSSES
                         ----------  ----------  ----------  ----------  ----------  ----------
                                                      (IN THOUSAND)



Mortgage-backed.........   $89,256     $1,791     $284,328     $9,195     $373,584     $10,986
                           =======     ======     ========     ======     ========     =======



     The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The U.S. Treasury Bills held at December 31, 2005 mature within the next month.


                                                         DECEMBER 31, 2005
                                                        -------------------
                                                        AMORTIZED    FAIR
                                                           COST      VALUE
                                                        ---------  --------



Maturities:
  Within 1 year........................................  $ 74,946  $ 74,946
  1 to 5 years.........................................   132,469   129,121
  5 to 10 years........................................    82,698    79,293
  Over 10 years........................................   169,403   165,170
                                                         --------  --------
Total Securities.......................................  $459,516  $448,530
                                                         ========  ========


                      HARRIS PREFERRED CAPITAL CORPORATION

5.  COMMON AND PREFERRED STOCK

     On February 11, 1998, the Company issued 10,000,000 Preferred Shares, Series A, at a price of $25 per share pursuant to its Registration Statement on Form S-11. Proceeds from this issuance, net of underwriting fees, totaled $242,125,000. The liquidation value of each Preferred Share is $25 plus any authorized, declared and unpaid dividends. The Preferred Shares are redeemable at the option of the Company, in whole or in part, at the liquidation preference thereof, plus the quarterly accrued and unpaid dividends, if any, to the date of redemption. The Company may not redeem the Preferred Shares without prior approval from the Office of the Comptroller of the Currency or the appropriate successor or other federal regulatory agency. Except under certain limited circumstances, as defined, the holders of the Preferred Shares have no voting rights. The Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

     Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends paid to the holders of the Preferred Shares for the years ended December 31, 2005 and 2004 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2005 were 100% of ordinary income. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2004 were 87.7% of ordinary income, 7.4% of capital gain and 4.9% return of capital.

     On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. There were no common stock dividends paid in 2005. On September 13, 2004 the Company paid a cash dividend of $904 thousand on the outstanding common shares. These dividends completed the 2003 REIT tax compliance requirements.

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

     The Advisory Agreement in effect for 2005, 2004 and 2003 entitled the Bank to receive advisory fees of $122,000, $124,000,and $56,000, respectively for processing, recordkeeping, legal, management and other services.

     The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the "Servicing Agreement"). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2005, 2004, and 2003 the Bank received payments of $31 thousand, $44 thousand and $70 thousand, respectively.

     The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2005, the Company held $20.5 million of such assets and had earned $1.6 million of interest from the Bank during 2005. At December 31, 2004 the Company held $10.5 million of such

                      HARRIS PREFERRED CAPITAL CORPORATION
assets and earned $1.1 million of interest for 2004. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

7.  OPERATING SEGMENT

     The Company's operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8.  COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2005 and 2004, there was no pending litigation against the Company.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth selected quarterly financial data for the
Company:


                                 YEAR ENDED DECEMBER 31, 2005             YEAR ENDED DECEMBER 31, 2004
                            -------------------------------------   ---------------------------------------
                             FIRST     SECOND    THIRD     FOURTH     FIRST     SECOND     THIRD     FOURTH
                            QUARTER   QUARTER   QUARTER   QUARTER    QUARTER    QUARTER   QUARTER   QUARTER
                            -------   -------   -------   -------   --------   --------   -------   -------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)



Total interest income....    $4,969   $ 5,040   $ 5,067   $ 5,089   $  3,383   $  3,847   $ 4,805   $ 4,963
Total noninterest
  income.................      (194)     (178)     (176)     (159)       398         --       464       200
Total operating
  expenses...............       134        82        88       136        137        137        94       162
                             ------   -------   -------   -------   --------   --------   -------   -------
Net income...............     4,641     4,780     4,803     4,794      3,644      3,710     5,175     5,001
Preferred dividends......     4,609     4,609     4,609     4,611      4,609      4,609     4,609     4,611
                             ------   -------   -------   -------   --------   --------   -------   -------
Net income available
  (loss allocated) to
  common stockholder.....    $   32   $   171   $   194   $   183   $   (965)  $   (899)  $   566   $   390
                             ======   =======   =======   =======   ========   ========   =======   =======
Basic and diluted
  earnings (loss) per
  common share...........    $32.00   $171.00   $194.00   $183.00   $(965.00)  $(899.00)  $566.00   $390.00
                             ======   =======   =======   =======   ========   ========   =======   =======



FINANCIAL STATEMENTS OF HARRIS N.A.

     The following unaudited financial information and audited financial statements for Harris N.A. are included because the Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

     On May 27, 2005, Harris Bankcorp, Inc., the Bank's parent company, consolidated 26 of its separate bank subsidiaries in Illinois (including Harris Trust and Savings Bank, the parent company of Harris Capital Holdings, Inc. at that date) into one national bank, Harris N.A. Each outstanding share of the Company's Series A Preferred Stock became automatically exchangeable for one newly issued preferred share of Harris N.A. under the same exchange conditions previously in existence for preferred shares of Harris Trust and Savings Bank, except that the primary regulator for purposes of the exchange conditions will be the Office of the Comptroller of the Currency, not the Board of Governors of the Federal Reserve Bank. References herein to the "Bank" for those times prior to the charter consolidation are intended to refer to Harris Trust and Savings Bank.

     Financial statements are presented for the Bank using the historical cost basis for all combining entities, similar to pooling-of-interests accounting. Results for prior periods have been restated assuming the combination had taken place before the earliest period presented

                                   HARRIS N.A.

CERTAIN INFORMATION REGARDING HARRIS N.A.

     Harris N.A. ("the Bank") is an Illinois banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc., a multibank holding company incorporated under the laws of the State of Delaware and headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Harris Bankcorp, Inc. is a wholly-owned subsidiary of Harris Financial Corp. ("HFC"). Harris Bankcorp, Inc. also owns four other banks, one with locations in communities near Chicago, one with locations in Arizona, Florida and Washington, one with locations in northwest Indiana and one wholesale bank. HFC is a wholly-owned subsidiary of Bank of Montreal. At December 31, 2005, Harris Bankcorp Inc.'s assets amounted to $37.2 billion, with the Bank representing approximately 93 percent of that total.

     On May 27, 2005 Harris Bankcorp, Inc. consolidated 26 of its individually chartered bank subsidiaries (including Harris Trust and Savings Bank) into one national bank, Harris N.A. The combination was recorded at historical carrying value and prior year financial statements have been restated.

     The Bank, a federally-chartered bank, has its principal office, 172 domestic branch offices and 297 automated teller machines located in the Chicago area. The Bank also has offices in Atlanta, Los Angeles, Boston and San Francisco and a foreign branch office in Nassau. At December 31, 2005, the Bank had total assets of $34.48 billion, total deposits of $24.01 billion, total loans of $22.97 billion and equity capital of $2.79 billion.

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

     The Bank is subject to regulation by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation. As a federally-chartered bank, it is also regulated by the Office of the Comptroller of the Currency. These regulatory bodies examine the Bank and supervise numerous aspects of its business. The Federal Reserve System regulates money and credit conditions and interest rates in order to influence general economic conditions, primarily through open market operations in U.S. Government securities, varying the discount rate on bank borrowings, setting reserve requirements against financial institution deposits and prescribing minimum capital requirements for member banks. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans and earned on investments or paid for time, savings and other deposits. Board of Governors monetary policies have had a significant effect on the operating results of commercial banks in the past and this is expected to continue.

     Although primarily focusing on U.S. domestic customers, identifiable foreign assets accounted for 4 percent of the Bank's total consolidated assets at December 31, 2005 and foreign net loss was $31.1 million in 2005. Foreign activities result from three primary sources: (i) lending to foreign banks and other financial institutions; (ii) time deposits held or issued to foreign banks; and (iii) foreign exchange trading profits of approximately $5.6 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2005 COMPARED TO 2004

  SUMMARY

     The Bank had 2005 net income of $203.4 million, a decrease of $47.5 million or 19 percent from 2004. Return on equity ("ROE") was 7.58 percent in the current year compared to 9.72 percent in the prior year. Return on assets ("ROA") was 0.62 percent compared to 0.82 percent a year ago.

     Net interest income on a fully taxable equivalent basis was $797.1 million, down $7.0 million or 1 percent from $804.1 million in 2004. Average earning assets grew 8 percent from $27.41 billion to $29.70 billion in the current year primarily attributable to an increase of $2.3 billion in average loans. Net interest margin decreased from 2.93 percent to 2.68 percent in 2005. This decline primarily reflects a flat yield curve thereby reducing spreads on earning assets and related funding and a greater reliance on wholesale funding. This was partially offset by growth in the loan portfolio which accounted for virtually the entire increase in interest-earning assets.

     The provision for loan losses was $16.3 million in 2005 compared to $21.9 million in 2004. Net loan charge-offs during the current year were $17.2 million compared to $30.3 million in the same period last year, reflecting lower write-offs in the corporate loan portfolio. The decrease in provision was based on management's estimate of potentially lower loan losses due to continued declines in non-performing loan levels as well as reduced charge-offs.

     Noninterest income was $395.1 million, a decrease from the 2004 amount of $461.8 million. This was primarily attributable to a $26.5 million decrease in net securities gains, a $7.7 million gain recognized in 2004 on the termination of a swap, a $7.1 million gain recognized in 2004 on a loan restructuring, a $6.4 million decrease in mortgage servicing fees, a $6.2 million decrease in service charges and fees, a $4.0 million decrease in money market and bond trading profits and a $3.6 million decrease in letter of credit fees. The decreases were partially offset by increased bank-owned insurance income.

     Noninterest expense of $865.8 million in 2005 increased $12.2 million or 1 percent from last year. The increase was attributable to additional occupancy costs related to the sale of a major building in 2005 and higher intercompany services. The increases were partially offset by reduced salaries and other compensation expenses. Income taxes decreased $35.9 million, reflecting lower pretax income in 2005. In addition, the effective tax rate decreased from 32.5% in 2004 to 29.4% in 2005 primarily due to lower state income taxes and a higher proportion of nontaxable income.

     Nonperforming assets at December 31, 2005 totaled $133 million or 0.58 percent of total loans, compared to $142 million or 0.70 percent a year earlier. At December 31, 2005, the allowance for loan losses was $318 million, equal to
1.38 percent of loans outstanding compared to $317 million at the end of 2004, equal to 1.57 percent of loans outstanding. The ratio of the allowance for loan losses to nonperforming assets was 239 percent at December 31, 2005 compared to 223 percent at December 31, 2004.

     At December 31, 2005 consolidated stockholder's equity of the Bank amounted to $2.79 billion, up from $2.63 billion at December 31, 2004. In 2005 Villa Park Trust and Savings Bank ("Villa Park"), a wholly owned subsidiary of Harris Bankcorp, Inc., was merged with and into the Bank. At the time, Villa Park total assets were $327 million and total deposits were $260 million. The impact on the Bank's stockholder's equity was an increase of $64 million. The combination was recorded using historical carrying values for Villa Park as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 61,256 shares of common stock to Bankcorp. The Bank paid $90 million in dividends on common stock in 2005.

     The Bank's regulatory capital leverage ratio was 8.27 percent at December 31, 2005 compared to 8.40 percent at December 31, 2004. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2005, the Bank's Tier 1 and total risk based capital ratios were 9.34 percent and 11.40 percent, respectively, compared to respective ratios of 9.97 percent and 12.30 percent at December 31, 2004. The 2005 year-end risk-based capital ratios marginally dropped from the previous year due to a proportionately higher increase in risk-weighted assets over Tier 1 capital; however, year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

2004 COMPARED TO 2003

  SUMMARY

     The Bank had 2004 net income of $250.8 million, an increase of $40.9 million or 20 percent from 2003. ROE was 9.72 percent in 2004 compared to 8.39 percent in the prior year. ROA was 0.82 percent compared to 0.72 percent in 2003.

     Net interest income on a fully taxable equivalent basis was $804.1 million, down $9.6 million or 1 percent from $813.7 million in 2003. Average earning assets grew 5 percent from $26.04 billion to $27.41 billion in 2004 primarily attributable to an increase of $1.7 billion in average loans offset by a slight decline in securities available for sale. Net interest margin decreased from
3.12 percent to 2.93 percent in 2004. This decline primarily reflects the impact of lower yields in the investment securities portfolio and higher funding costs for certain borrowings. This was partially offset by strong growth in the retail loan base.

     The provision for loan losses was $21.9 million in 2004 compared to $129.5 million in 2003. Net loan charge-offs during the year were $30.3 million in 2004 compared to $90.6 million in 2003, reflecting lower write-offs in the corporate loan portfolio. The decrease in provision was based on management's estimate of potentially lower loan losses due to continued declines in non-performing loan levels as well as reduced charge-offs.

     Noninterest income was $461.8 million, a decrease from the 2003 amount of $475.9 million. This was primarily attributable to a $14.0 million decrease in service fees and charges, a $3.4 million decrease in bank-owned insurance income, a $3.3 million decrease in letter of credit and a $2.5 million reduction in syndication fees. This was partially offset by increased trust and investment management fees and a gain on the sale of assets received in an earlier troubled debt restructuring.

     Noninterest expense of $853.6 million in 2004 increased $14.6 million or
1.7 percent from 2003. The increase was attributable to additional charges for intercompany services and employee benefit costs. The increases were partially offset by reduced salaries and other compensation expenses. Income taxes increased $34.3 million, reflecting higher pretax income in 2004.

     Nonperforming assets at December 31, 2004 totaled $142 million or 0.70 percent of total loans, compared to $196 million or 1.10 percent a year earlier. At December 31, 2004, the allowance for loan losses was $317 million, equal to
1.57 percent of loans outstanding compared to $324 million at the end of 2003, equal to 1.81 percent of loans outstanding. The ratio of the allowance for loan losses to nonperforming assets was 223 percent at December 31, 2004 compared to 165 percent at December 31, 2003.

     At December 31, 2004 consolidated stockholder's equity of the Bank amounted to $2.63 billion, up from $2.52 billion at December 31, 2003. The Bank paid cash and non-cash dividends totaling $129 million in 2004.

     The Bank's regulatory capital leverage ratio was 8.40 percent at December 31, 2004 compared to 8.34 percent at December 31, 2003. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2004, the Bank's Tier 1 and total risk based capital ratios were 9.97 percent and 12.30 percent, respectively, compared to respective ratios of 10.14 percent and 12.28 percent at December 31, 2003. The 2004 year-end risk-based capital ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder and Board

of Directors of Harris N.A.

     We have audited the accompanying consolidated statements of condition of Harris N.A. (an indirect wholly-owned subsidiary of Bank of Montreal) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of Harris N.A.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris N.A. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005 in conformity with United States of America generally accepted accounting principles.

-s- KPMG LLP

Chicago, Illinois

March 16, 2006

                          HARRIS N.A. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION



                                                                 DECEMBER 31
                                                          ------------------------
                                                              2005         2004
                                                          -----------  -----------
                                                            (IN THOUSANDS EXCEPT
                                                                 SHARE DATA)



ASSETS
Cash and demand balances due from banks.................. $ 1,303,916  $   947,580
Money market assets:
  Interest-bearing deposits at banks.....................   1,007,212      662,366
  Federal funds sold.....................................     303,130       94,950
Securities available-for-sale (including $3.71 billion
  and $4.27 billion of securities pledged as collateral
  for repurchase agreements at December 31, 2005 and
  December 31, 2004, respectively).......................   6,398,367    7,154,743
Trading account assets...................................     181,121       90,130
Loans....................................................  22,971,375   20,218,993
Allowance for loan losses................................    (317,777)    (316,575)
                                                          -----------  -----------
  Net loans..............................................  22,653,598   19,902,418
Premises and equipment...................................     416,578      455,211
Bank-owned insurance.....................................   1,115,172    1,072,660
Loans held for sale......................................      32,364       43,423
Goodwill and other intangible assets.....................     335,049      306,760
Other assets.............................................     731,241      651,119
                                                          -----------  -----------
  TOTAL ASSETS........................................... $34,477,748  $31,381,360
                                                          ===========  ===========

LIABILITIES
Deposits in domestic offices -- noninterest-bearing...... $ 6,077,792  $ 5,432,999
                             -- interest-bearing.........  16,749,110   15,646,690
Deposits in foreign offices -- interest-bearing..........   1,270,741    1,677,428
                                                          -----------  -----------
  Total deposits.........................................  24,097,643   22,757,117
Federal funds purchased..................................     975,990    1,114,400
Securities sold under agreement to repurchase............   2,485,650    3,405,296
Short-term borrowings....................................   2,041,715      214,145
Short-term senior notes..................................     800,000      200,000
Accrued interest, taxes and other expenses...............     247,778      227,680
Other liabilities........................................     247,544      289,130
Minority interest -- preferred stock of subsidiary.......     250,000      250,000
Preferred stock issued to Harris Bankcorp, Inc...........          --        5,000
Long-term notes -- senior................................     250,000           --
Long-term notes -- subordinated..........................     292,750      292,750
                                                          -----------  -----------
  TOTAL LIABILITIES......................................  31,689,070   28,755,518
                                                          -----------  -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 40,000,000
  shares; issued and outstanding 13,548,513 and
  13,487,257 shares at December 31, 2005 and December 31,
  2004, respectively.....................................     135,485      134,873
Surplus..................................................   1,111,922    1,057,814
Retained earnings........................................   1,609,465    1,477,163
Accumulated other comprehensive loss.....................     (68,194)     (44,008)
                                                          -----------  -----------
  TOTAL STOCKHOLDER'S EQUITY.............................   2,788,678    2,625,842
                                                          -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............. $34,477,748  $31,381,360
                                                          ===========  ===========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                       FOR THE YEARS ENDED DECEMBER 31
                                                     ----------------------------------
                                                        2005        2004        2003
                                                     ----------  ----------  ----------
                                                               (IN THOUSANDS)



INTEREST INCOME
Loans............................................... $1,191,236  $  949,894  $  870,860
Money market assets:
  Deposits at banks.................................      9,537       5,419       3,065
  Federal funds sold................................      8,551       3,452       2,497
Trading accounts....................................      5,202       2,396       1,672
Securities available-for-sale:
  U.S. Treasury and federal agency..................    167,820     133,612     208,389
  State and municipal...............................     19,652      19,410      21,769
  Other.............................................     16,614      11,015       2,779
                                                     ----------  ----------  ----------
  Total interest income.............................  1,418,612   1,125,198   1,111,031
                                                     ----------  ----------  ----------
INTEREST EXPENSE
Deposits............................................    434,967     253,932     236,505
Short-term borrowings...............................    159,701      56,003      52,218
Short-term senior notes.............................     14,555       3,238       3,722
Minority interest -- dividends on preferred stock of
  subsidiary........................................     18,438      18,437      18,438
Long-term notes -- senior...........................      5,123          --          --
Long-term notes -- subordinated.....................     10,759       8,437      11,333
                                                     ----------  ----------  ----------
  Total interest expense............................    643,543     340,047     322,216
                                                     ----------  ----------  ----------
NET INTEREST INCOME.................................    775,069     785,151     788,815
Provision for loan losses...........................     16,327      21,920     129,526
                                                     ----------  ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES............................................    758,742     763,231     659,289
                                                     ----------  ----------  ----------
NONINTEREST INCOME
Trust and investment management fees................     92,213      93,174      85,275
Money market and bond trading.......................      8,026      11,994       9,343
Foreign exchange....................................      5,635       5,850       5,076
Service charges and fees............................    123,236     129,451     143,401
Net securities (losses) gains.......................       (415)     26,067      26,528
Bank-owned insurance................................     42,754      40,355      43,712
Gain from loan restructuring........................         --       7,131          --
Letter of credit fees...............................     19,666      23,284      26,630
Syndication fees....................................     10,375      11,655      14,168
Other...............................................     93,657     112,800     121,777
                                                     ----------  ----------  ----------
  Total noninterest income..........................    395,147     461,761     475,910
                                                     ----------  ----------  ----------
NONINTEREST EXPENSES
Salaries and other compensation.....................    348,428     362,354     388,243
Pension, profit sharing and other employee
  benefits..........................................    107,432     105,806      97,792
Net occupancy.......................................     71,960      60,396      57,369
Equipment...........................................     54,144      55,497      57,898
Marketing...........................................     36,956      37,122      33,434
Communication and delivery..........................     22,382      23,891      24,592
Expert services.....................................     26,701      23,524      27,616
Contract programming................................     33,406      31,137      28,930
Intercompany services...............................     42,977      33,540      13,105
Other...............................................    105,075     104,026      93,953
                                                     ----------  ----------  ----------
                                                        849,461     837,293     822,932
Amortization of intangibles.........................     16,378      16,333      16,059
                                                     ----------  ----------  ----------
  Total noninterest expenses........................    865,839     853,626     838,991
                                                     ----------  ----------  ----------
Income before income taxes..........................    288,050     371,366     296,208
Applicable income taxes.............................     84,678     120,538      86,268
                                                     ----------  ----------  ----------
NET INCOME.......................................... $  203,372  $  250,828  $  209,940
                                                     ==========  ==========  ==========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                      FOR THE YEARS ENDED DECEMBER 31
                                                    ----------------------------------
                                                      2005         2004         2003
                                                    --------  --------------  --------
                                                              (IN THOUSANDS)



NET INCOME......................................... $203,372     $250,828     $209,940
Other comprehensive (loss) income:
  Cash flow hedges:
     Net unrealized (loss) gain on derivative
       instruments, net of tax (benefit) expense of
       ($10,757) in 2005, ($3,119) in 2004 and $21
       in 2003.....................................  (18,316)      (5,309)          35
     Less reclassification adjustment for losses
       included in net income, net of tax benefit
       of $2,636 in 2005, $0 in 2004 and $0 in
       2003........................................    4,488           --          --
  Minimum pension liability adjustment net of tax
     expense (benefit) of $877 in 2005, $6,252 in
     2004 and ($3,161) in 2003.....................    2,337        4,865       (4,793)
  Unrealized losses on available-for-sale
     securities:
     Unrealized holding losses arising during
       period, net of tax benefit of $7,010 in
       2005, $29,309 in 2004 and $28,309 in 2003...  (12,948)     (48,066)     (41,541)
     Less reclassification adjustment for losses
       (gains) included in net income, net of tax
       benefit (expense) of $162 in 2005, ($10,185)
       in 2004 and ($10,346) in 2003...............      253      (15,882)     (16,182)
                                                    --------     --------     --------
  Other comprehensive loss.........................  (24,186)     (64,392)     (62,481)
                                                    --------     --------     --------
Comprehensive income............................... $179,186     $186,436     $147,459
                                                    ========     ========     ========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                    ACCUMULATED
                                                                       OTHER          TOTAL
                                  COMMON                RETAINED   COMPREHENSIVE  STOCKHOLDER'S
                                   STOCK     SURPLUS    EARNINGS   INCOME (LOSS)      EQUITY
                                 --------  ----------  ----------  -------------  -------------
                                              (IN THOUSANDS EXCEPT PER SHARE DATA)



BALANCE AT DECEMBER 31, 2002.... $133,873  $1,005,893  $1,258,990     $ 82,197      $2,480,953
  Stock option exercise.........       --      11,340          --           --          11,340
  Tax benefit from stock option
     exercise...................       --       2,972          --           --           2,972
  Net income....................       --          --     209,940           --         209,940
  Dividends -- ($9.26 per common
     share).....................       --          --    (124,000)          --        (124,000)
  Dividends -- ($0.089 per
     preferred share)...........       --          --        (446)          --            (446)
  Other comprehensive loss......       --          --          --      (62,481)        (62,481)
                                 --------  ----------  ----------     --------      ----------
BALANCE AT DECEMBER 31, 2003....  133,873   1,020,205   1,344,484       19,716       2,518,278
  Stock option exercise.........       --       7,311          --           --           7,311
  Tax benefit from stock option
     exercise...................       --       5,068          --           --           5,068
  Contribution of parent's
     banking assets.............    1,000      25,230       9,716          668          36,614
  Net income....................       --          --     250,828           --         250,828
  Dividends -- ($9.90 per common
     share).....................       --          --    (123,150)          --        (123,150)
  Dividends -- ($0.025 per
     preferred share)...........       --          --        (124)          --            (124)
  Adjustment of prior quarters'
     preferred dividends........       --          --         766           --             766
  Non-cash dividend of
     subsidiary.................       --                  (5,357)          --          (5,357)
  Other comprehensive loss......       --          --          --      (64,392)        (64,392)
                                 --------  ----------  ----------     --------      ----------
BALANCE AT DECEMBER 31, 2004....  134,873   1,057,814   1,477,163      (44,008)      2,625,842
  Stock option exercise.........       --       3,004          --           --           3,004
  Tax benefit from stock option
     exercise...................       --       6,882          --           --           6,882
  Contribution of parent's
     banking assets.............      612      44,222      18,992           --          63,826
  Net income....................       --          --     203,372           --         203,372
  Dividends -- ($6.67 per common
     share).....................       --          --     (90,000)          --         (90,000)
  Dividends -- ($0.025 per
     preferred share)...........       --          --         (62)          --             (62)
  Other comprehensive loss......       --          --          --      (24,186)        (24,186)
                                 --------  ----------  ----------     --------      ----------
BALANCE AT DECEMBER 31, 2005.... $135,485  $1,111,922  $1,609,465     $(68,194)     $2,788,678
                                 ========  ==========  ==========     ========      ==========




The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           FOR THE YEARS ENDED DECEMBER 31
                                                       ---------------------------------------
                                                           2005          2004         2003
                                                       -----------   -----------   -----------
                                                                   (IN THOUSANDS)


OPERATING ACTIVITIES:
  Net Income........................................   $   203,372   $   250,828   $   209,940
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses......................        16,327        21,920       129,526
     Depreciation and amortization, including
       intangibles..................................        70,750        73,259        72,182
     Deferred tax (benefit) expense.................       (11,769)        6,331         2,347
     Tax benefit from stock option exercise.........         6,882         5,068         2,972
     Net securities losses (gains)..................           415       (26,067)      (26,528)
     Increase in bank-owned insurance...............       (42,666)      (39,560)      (43,054)
     Trading account net cash purchases.............       (52,948)      (27,550)      (14,712)
     (Increase) decrease in accrued interest
       receivable...................................       (30,610)         (554)       12,808
     Increase (decrease) in accrued interest
       payable......................................        26,065          (435)        4,449
     Decrease (increase) in loans held for sale.....        11,059       125,481       (19,593)
     Other, net.....................................       (43,579)      119,718        76,433
                                                       -----------   -----------   -----------
     Net cash provided by operating activities......       153,298       508,439       406,770
                                                       -----------   -----------   -----------
INVESTING ACTIVITIES:
     Net increase in interest-bearing deposits at
       banks........................................      (264,377)     (263,775)      (70,916)
     Net (increase) decrease in Federal funds sold..      (199,480)      (10,078)      121,700
     Proceeds from sales of securities available-
       for-sale.....................................       154,226     2,863,585     1,646,486
     Proceeds from maturities of securities
       available-for-sale...........................     5,451,765     6,034,737     6,870,977
     Purchases of securities available-for-sale.....    (4,858,662)   (7,821,378)   (9,084,182)
     Net increase in loans..........................    (2,574,668)   (2,261,588)   (1,339,163)
     Net sales (purchases) of premises and
       equipment....................................        39,677       (80,289)      (77,171)
     Other, net.....................................          (127)        1,718         1,998
                                                       -----------   -----------   -----------
     Net cash (used in) provided by investing
       activities...................................    (2,251,646)   (1,537,068)   (1,930,271)
                                                       -----------   -----------   -----------
FINANCING ACTIVITIES:
     Cash received in contribution of parent's
       banking assets...............................         4,927         3,379            --
     Net increase in deposits.......................       925,305     1,071,249     2,112,880
     Net (decrease) increase in Federal funds
       purchased and securities sold under agreement
       to repurchase................................    (1,058,056)      185,689      (208,570)
     Net increase (decrease) in other short-term
       borrowings...................................     1,827,570      (239,536)     (332,372)
     Proceeds from issuance of short-term senior
       notes........................................     2,595,000     2,380,000     2,590,000
     Repayment of short-term senior notes...........    (1,995,000)   (2,180,000)   (2,790,000)
     Proceeds from issuance of long-term senior
       notes........................................       250,000            --            --
     Proceeds from issuance of long-term
       subordinated notes...........................            --       206,250        58,000
     Repayment of long-term subordinated notes......            --      (225,000)           --
     Cash dividends paid on common stock............       (90,000)     (123,150)     (124,000)
     Cash dividends paid on preferred stock.........           (62)           --            --
     Retirement of preferred stock..................        (5,000)           --            --
     Cash portion of dividend of non-bank
       subsidiary...................................            --        (5,076)           --
                                                       -----------   -----------   -----------
       Net cash provided by financing activities....     2,454,684     1,073,805     1,305,938
                                                       -----------   -----------   -----------
     Net increase (decrease) in cash and demand
       balances due from banks......................       356,336        45,176      (217,563)
     Cash and demand balances due from banks at
       January 1....................................       947,580       902,404     1,119,967
                                                       -----------   -----------   -----------
     Cash and demand balances due from banks at
       December 31..................................   $ 1,303,916   $   947,580   $   902,404
                                                       ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
       Interest.....................................   $   617,477   $   340,482   $   317,767
       Income taxes.................................   $    56,807   $    43,651   $    21,173
FINANCING ACTIVITY AFFECTING ASSETS AND LIABILITIES
  BUT NOT RESULTING IN CASH FLOWS:
     Net increase in assets and liabilities due to
       contribution of parent's banking assets......   $    58,899   $    33,235   $        --



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           HARRIS N.A AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION AND NATURE OF OPERATIONS

     Harris N.A. is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a Delaware corporation which is a wholly-owned subsidiary of Harris Financial Corp. ("HFC"), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal ("BMO"). Throughout these Notes to Consolidated Financial Statements, the term "Bank" refers to Harris N.A. and subsidiaries.

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

     The Bank provides banking, trust and other services domestically and internationally through the main banking facility and 5 active nonbank subsidiaries. The Bank provides a variety of financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; financial consulting; and personal trust and trust-related services.

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

     Derivative instruments that are used in the management of the Bank's risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. On the date that the

                           HARRIS N.A AND SUBSIDIARIES

Bank enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability, a foreign currency fair value or cash flow hedge. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a fair value hedge, along with changes in the fair value of the hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are impacted by the hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined) and qualifies as a foreign currency hedge are recorded in either current period earnings or other comprehensive income depending on whether the hedging relationship meets the criteria for a fair value or cash flow hedge.

     The Bank formally documents all hedging relationships at inception of hedge transactions. The process includes documenting the risk management objective and strategy for undertaking the hedge transaction and identifying the specific derivative instrument and the specific asset, liability, firm commitment or forecasted transaction. The Bank formally assesses, both at inception and on an ongoing quarterly basis, whether the derivative hedging instruments have been highly effective in offsetting changes in the fair value or cash flows of the hedged items and whether the derivatives are expected to remain highly effective in future periods.

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

     When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument continues to be recorded on the balance sheet at fair value but the hedged item is no longer adjusted for changes in fair value that are attributable to the hedged risk. The carrying amount of the hedged item, including the basis adjustments from hedge accounting, is accounted for in accordance with applicable generally accepted accounting principles. For a hedged loan, the basis adjustment is amortized over its remaining life. When hedge accounting is discontinued because the hedged item in a fair value hedge no longer meets the definition of a firm commitment, the derivative instrument continues to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment is removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because a cash flow hedge is no longer highly effective, the gain or loss on the derivative that is in accumulated other comprehensive income ("AOCI") remains there until earnings are impacted by the hedged item and the derivative instrument is marked to market through earnings. When hedge accounting is discontinued because it is no longer probable that the forecasted transaction in a cash flow hedge will occur, the gain or loss on the derivative that was in AOCI is recognized immediately in earnings and the derivative instrument is marked to market through earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.

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

  IMPACT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," in 2004. The Statement replaces SFAS No. 123,

                           HARRIS N.A AND SUBSIDIARIES

"Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) applies primarily to accounting for transactions where an entity obtains employee services in share-based payment transactions using the fair value based method of accounting. The Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005. The Bank uses the fair value based method of accounting for its stock-based compensation plans and is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

     The FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" in May 2005. The Statement replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and requires retrospective application to prior period financial statements for reporting a change in accounting principle. It also requires restatement of prior period financial statements for reporting an error correction. The Statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. The Bank does not expect the adoption of this Statement to have a material effect on its financial position or results of operations.

     The Bank adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," in 2005. The SOP applies to the purchase of a loan, a group of loans, and loans acquired in a purchase business combination. It addresses accounting for differences, attributable to credit quality, between contractual and expected cash flows from the initial investment in loans acquired from a third party. Acquired loans in scope will exhibit a deterioration of credit quality from their origination date to the acquisition date and a probability at acquisition that the acquirer will be unable to collect all contractually required payments. Loans in scope that the Bank acquires in a business combination are initially recorded at fair value which is based on the present value of expected cash flows. Any allowance for loan losses related to the loans is not carried over at acquisition. Undiscounted expected cash flows in excess of the initial valuation are accreted into interest income. If the Bank cannot reasonably estimate the timing and amount of expected cash flows, then the loan is placed on nonaccrual status. If it is probable, upon subsequent evaluation, that the Bank will be unable to collect the expected cash flows, then the loan is considered impaired. On December 1, 2005, Bankcorp completed its acquisition of Edville Bankcorp, Inc. and its subsidiary Villa Park Trust and Savings Bank. Immediately thereafter, Edville Bankcorp, Inc. was merged with and into Bankcorp. On December 3, 2005, Villa Park Trust and Savings Bank was merged with and into the Bank. The allocation of the purchase price is subject to refinement as Bankcorp completes the valuation of assets acquired and liabilities assumed, including the application of this SOP to the loans acquired. See Note 23 to the Consolidated Financial Statements for additional information on business combinations.

     The FASB issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," in November 2005. The FSP provides guidance on determining whether an investment is impaired, evaluating whether an impairment is other-than-temporary and measuring an impairment loss. It applies to debt and equity securities within the scope of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," and equity securities that are cost-method investments. It is effective for reporting periods beginning after December 15, 2005. The Bank does not expect the adoption of this FSP to have a material effect on its financial position or results of operations.

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

                           HARRIS N.A AND SUBSIDIARIES

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

  LOANS, LOAN FEES AND COMMITMENT FEES

     Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and deferred origination costs. Origination fees collected and origination costs incurred on commercial loans, loan commitments, mortgage loans, consumer loans and standby letters of credit (except loans held for sale) are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2005 and 2004, the Bank's Consolidated Statements of Condition included approximately $0.4 million and $10 million, respectively, of deferred loan-related fees net of deferred origination costs.

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

     Commercial and commercial real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the loan is in process of collection. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Bank expects to collect the entire principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

                           HARRIS N.A AND SUBSIDIARIES

     Commercial and commercial real estate loans are charged off when, in management's opinion, the loan is deemed uncollectible. Consumer installment loans are charged off when 120 days past due. Consumer revolving loans are charged off when 180 days past due. Accrued interest on these loans is recorded to interest income. Consumer installment and consumer revolving loans are not normally placed on nonaccrual status.

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

  PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization is computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 3 years to 39 years. Certain costs of internally developed software are capitalized and depreciated over the estimated useful life of the software on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the useful life of the asset, not to exceed a maximum that ranges from 10 years to 39 years depending on the type of improvement.

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

  GOODWILL AND OTHER INTANGIBLE ASSETS

     The Bank records goodwill and other intangible assets in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Goodwill that originated prior to July 1, 2001 was amortized on a straight-line basis through 2001 year-end but discontinued effective January 1, 2002 in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill arising subsequent to July 1, 2001 is not amortized. Goodwill is periodically assessed for impairment, at least annually. The excess of carrying value over fair value, if any, is recorded as an impairment loss.

                           HARRIS N.A AND SUBSIDIARIES

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

  OTHER ASSETS

     Property or other assets received in satisfaction of debt are included in "Other Assets" on the Bank's Consolidated Statements of Condition and are recorded at the lower of remaining cost or fair value. Fair values for other real estate owned are reduced by estimated costs to sell. Losses arising from subsequent write-downs to fair value are charged directly to noninterest expense.

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

     Deferred tax assets and liabilities, as determined by the temporary differences between financial reporting and tax bases of assets and liabilities, are computed using enacted tax rates and laws. The effect on deferred tax assets and liabilities of a change in tax rates or law is recognized as income or expense in the period including the enactment date. In addition, the Corporation assesses the likelihood that deferred tax assets will be realized in future periods and recognizes a valuation allowance for those assets unlikely to be realized. Management's assessment of the Corporation's ability to realize these deferred tax assets includes the use of management's judgment and estimates of items such as future taxable income, future reversal of existing temporary differences, carrybacks to prior years and, if appropriate, the use of future tax planning strategies.

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

                           HARRIS N.A AND SUBSIDIARIES

2.  SECURITIES

     The amortized cost and estimated fair value of securities "available-for-sale were as follows:


                                          DECEMBER 31, 2005                               DECEMBER 31, 2004
                           ----------------------------------------------  ----------------------------------------------
                            AMORTIZED  UNREALIZED  UNREALIZED     FAIR      AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                              COST        GAINS      LOSSES       VALUE       COST        GAINS      LOSSES       VALUE
                           ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                           (IN THOUSANDS)                                  (IN THOUSANDS)



U.S. Treasury............  $  776,713    $   --      $ 6,386   $  770,327  $1,317,138    $     7     $ 5,885   $1,311,260
Federal agency...........   4,198,013       232       37,141    4,161,104   4,372,401      1,078      20,811    4,352,668
Mortgage-backed..........     184,215     1,813          480      185,548     213,155      3,514         342      216,327
State and municipal......     584,339     5,486        2,524      587,301     525,684     11,355       1,251      535,788
Non-mortgage asset
  backed.................     559,693         4        2,443      557,254     706,119         --      10,267      695,852
Other....................     135,879       954           --      136,833      41,187      1,661          --       42,848
                           ----------    ------      -------   ----------  ----------    -------     -------   ----------
Total securities.........  $6,438,852    $8,489      $48,974   $6,398,367  $7,175,684    $17,615     $38,556   $7,154,743
                           ==========    ======      =======   ==========  ==========    =======     =======   ==========



     The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2005, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The majority of unrealized losses are attributable to rising interest rates in 2005. Management believes that all of the unrealized losses are temporary. Management believes that the Bank has the ability to hold debt securities until maturity due to its ability to raise funds as needed in a variety of markets using multiple instruments.


                                                LENGTH OF CONTINUOUS UNREALIZED LOSS POSITION
                          ----------------------------------------------------------------------------------------
                            LESS THAN 12 MONTHS              12 MONTHS OR LONGER                    TOTAL
                          -----------------------   ------------------------------------   -----------------------
                                       UNREALIZED                UNREALIZED    NUMBER OF                UNREALIZED
                          FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     SECURITIES   FAIR VALUE     LOSSES
                          ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                           (DOLLARS IN THOUSANDS)



DECEMBER 31, 2005
U.S. Treasury..........   $  650,722     $ 5,272    $   44,660     $ 1,114          4      $  695,382     $ 6,386
Federal agency.........    2,970,034      26,822       779,845      10,319         32       3,749,879      37,141
Mortgage-backed........       80,023         449         9,848          31          4          89,871         480
State and municipal....      274,649       2,016        20,416         508        107         295,065       2,524
Non-mortgage asset
  backed...............      543,123       2,443            --          --         --         543,123       2,443
Other..................           --          --            --          --         --              --          --
                          ----------     -------    ----------     -------       ----      ----------     -------
  Temporarily impaired
     securities --
     available-for-
     sale..............   $4,518,551     $37,002    $  854,769     $11,972        147      $5,373,320     $48,974
                          ==========     =======    ==========     =======       ====      ==========     =======
DECEMBER 31, 2004
U.S. Treasury..........   $  954,249     $ 4,292    $  297,980     $ 1,593       $  1      $1,252,229     $ 5,885
Federal agency.........    2,881,767      16,748     1,015,681       4,064         11       3,897,448      20,812
Mortgage-backed........       45,290         216        11,978         126          8          57,268         342
State and municipal....      173,065         764        10,142         486         37         183,207       1,250
Non-mortgage asset
  backed...............      695,832      10,267            --          --         --         695,832      10,267
Other..................           --          --            --          --         --              --          --
                          ----------     -------    ----------     -------       ----      ----------     -------
  Temporarily impaired
     securities --
     available-for-
     sale..............   $4,750,203     $32,287    $1,335,781     $ 6,269         57      $6,085,984     $38,556
                          ==========     =======    ==========     =======       ====      ==========     =======


                           HARRIS N.A AND SUBSIDIARIES

     At December 31, 2005 and 2004, available-for-sale and trading account securities having a carrying amount of $3.71 billion and $4.27 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

     The amortized cost and estimated fair value of available-for-sale securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                         DECEMBER 31, 2005
                                                      ----------------------
                                                       AMORTIZED     FAIR
                                                         COST        VALUE
                                                      ----------  ----------
                                                          (IN THOUSANDS)



Maturities:
  Within 1 year...................................... $2,296,077  $2,281,797
  1 to 5 years.......................................  3,401,377   3,379,180
  5 to 10 years......................................    165,778     162,970
  Over 10 years......................................    255,526     252,039
  Mortgage-backed....................................    184,215     185,548
Other securities without stated maturity.............    135,879     136,833
                                                      ----------  ----------
     Total securities................................ $6,438,852  $6,398,367
                                                      ==========  ==========



     In 2005, 2004 and 2003, proceeds from the sale of securities available-for-sale amounted to $154 million, $2.86 billion and $1.65 billion, respectively. Gross gains of $0.3 million and gross losses of $0.7 million were realized on these sales in 2005, gross gains of $26.6 million and gross losses of $0.5 million were realized on these sales in 2004 and gross gains of $27.0 million and gross losses of $0.5 million were realized on these sales in 2003. Net unrealized holding gains on trading securities decreased during 2005 from an unrealized gain of $0.7 million at December 31, 2004 to an unrealized gain of $0.6 million at December 31, 2005. The decrease of $0.1 million has been included in 2005 earnings.

                           HARRIS N.A AND SUBSIDIARIES

3.  LOANS

     The following table summarizes loan balances by category:


                                                           DECEMBER 31
                                                    ------------------------
                                                        2005         2004
                                                    -----------  -----------
                                                         (IN THOUSANDS)



Domestic loans:
  Commercial, financial, agricultural, brokers and
     dealers....................................... $ 6,786,089  $ 6,257,931
  Real estate construction.........................   1,002,341      736,525
  Real estate mortgages............................  10,738,310    9,364,500
  Installment......................................   4,159,491    3,751,985
  Direct lease financing...........................      35,051       18,427
Foreign loans:
  Banks and other financial institutions...........          --           --
  Other, primarily commercial and industrial.......     250,093       89,625
                                                    -----------  -----------
     Total loans...................................  22,971,375   20,218,993
Less allowance for loan losses.....................     317,777      316,575
                                                    -----------  -----------
       Loans, net of allowance for loan losses..... $22,653,598  $19,902,418
                                                    ===========  ===========



     Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:


                                                   YEARS ENDED DECEMBER 31
                                                ----------------------------
                                                  2005      2004      2003
                                                --------  --------  --------
                                                       (IN THOUSANDS)



Nonaccrual loans............................... $130,655  $140,536  $193,538
Restructured loans.............................       --        --        --
                                                --------  --------  --------
Total nonperforming loans......................  130,655   140,536   193,538
Other assets received in satisfaction of debt..    2,530     1,693     2,452
                                                --------  --------  --------
     Total nonperforming assets................ $133,185  $142,229  $195,990
                                                ========  ========  ========
Gross amount of interest income that would have
  been recorded if year-end nonperforming loans
  had been accruing interest at their original
  terms........................................ $ 10,650  $  8,901  $ 13,625
Interest income actually recognized............       --        --        --
                                                --------  --------  --------
  Interest shortfall........................... $ 10,650  $  8,901  $ 13,625
                                                ========  ========  ========
90-day past due loans, still accruing interest
  (all domestic)............................... $ 47,083  $ 59,309  $ 24,627
                                                ========  ========  ========



     At December 31, 2005 and 2004, the Bank had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Bank's consolidated assets. At December 31, 2005 and 2004 commercial loans with a carrying value of $2.91 billion and $2.90 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

                           HARRIS N.A AND SUBSIDIARIES

4.  ALLOWANCE FOR LOAN LOSSES

     The changes in the allowance for loan losses are as follows:


                                                   YEARS ENDED DECEMBER 31
                                                -----------------------------
                                                  2005      2004       2003
                                                --------  --------  ---------
                                                        (IN THOUSANDS)



Balance, beginning of year..................... $316,575  $323,776  $ 284,852
                                                --------  --------  ---------
Charge-offs....................................  (41,127)  (64,211)  (109,454)
Recoveries.....................................   23,888    33,864     18,852
                                                --------  --------  ---------
  Net charge-offs..............................  (17,239)  (30,347)   (90,602)
Provisions charged to operations...............   16,327    21,920    129,526
Acquired reserve...............................    2,114     1,226         --
                                                --------  --------  ---------
Balance, end of year........................... $317,777  $316,575  $ 323,776
                                                ========  ========  =========



     Details on impaired loans and related allowance are as follows:


                                           IMPAIRED LOANS   IMPAIRED LOANS
                                          FOR WHICH THERE  FOR WHICH THERE    TOTAL
                                            IS A RELATED    IS NO RELATED   IMPAIRED
                                             ALLOWANCE        ALLOWANCE       LOANS
                                          ---------------  ---------------  --------
                                                        (IN THOUSANDS)



December 31, 2005
Balance..................................     $92,555          $38,100      $130,655
Related allowance........................      44,667               --        44,667
                                              -------          -------      --------
Balance, net of allowance................     $47,888          $38,100      $ 85,988
                                              =======          =======      ========
December 31, 2004
Balance..................................     $83,474          $57,062      $140,536
Related allowance........................      37,202               --        37,202
                                              -------          -------      --------
Balance, net of allowance................     $46,272          $57,062      $103,334
                                              =======          =======      ========





                                                       YEARS ENDED DECEMBER 31
                                                  --------------------------------
                                                    2005        2004        2003
                                                  --------    --------    --------
                                                           (IN THOUSANDS)



Average impaired loans........................    $143,839    $160,184    $204,512
                                                  ========    ========    ========
Total interest income on impaired loans
  recorded on a cash basis....................    $     --    $     --    $     --
                                                  ========    ========    ========


                           HARRIS N.A AND SUBSIDIARIES

5.  PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:


                                                            DECEMBER 31
                                                        ------------------
                                                          2005      2004
                                                        --------  --------
                                                          (IN THOUSANDS)



Land................................................... $ 68,331  $ 78,113
Premises...............................................  222,895   353,572
Equipment..............................................  470,456   465,504
Leasehold improvements.................................   65,790    60,902
                                                        --------  --------
  Total................................................  827,472   958,091
Accumulated depreciation and amortization..............  410,894   502,880
                                                        --------  --------
  Premises and equipment............................... $416,578  $455,211
                                                        ========  ========



     Depreciation and amortization expense was $54.5 million in 2005, $56.2 million in 2004 and $55.3 million in 2003.

     On March 1, 2005, the Bank sold to a third party the land and building located at 111 W. Monroe Street, Chicago, Illinois. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain of $57.0 million, all of which was deferred and is being amortized into income over the term of the leaseback. $2.7 million of deferred gain was amortized into income in 2005.

     On December 17, 2001, the Bank closed on the sale of its operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building was occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain, which is being amortized into income over the remaining life of the lease, of $10.5 million and $12.2 million as of December 31, 2005 and 2004, respectively. $1.7 million of deferred gain was amortized into income in both 2005 and 2004.

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

     The Bank's goodwill was subject to the annual impairment test in the fourth quarter of 2005. The fair value of the reporting unit was estimated using a valuation technique based on discounted cash flow analyses. The test did not identify potential impairment and no impairment loss was recognized in 2005 or 2004.

     The carrying value of the Bank's goodwill was $252 million and $214 million at December 31, 2005 and December 31, 2004, respectively. The increase was primarily due to the acquisition completed during the year. See Note 23 to the Consolidated Financial Statements for additional information on business combinations. Changes in

                           HARRIS N.A AND SUBSIDIARIES
the carrying amount of the Bank's goodwill for the years ended December 31, 2005 and December 31, 2004 are included in the following table:


                                                          2005      2004
                                                        --------  --------
                                                          (IN THOUSANDS)



Goodwill at beginning of year.......................... $213,625  $193,346
Acquisitions during the year...........................   38,386    20,279
Other(1)...............................................      280        --
                                                        --------  --------
Goodwill at end of year................................ $252,291  $213,625
                                                        ========  ========



--------

(1) Includes the effect of purchase accounting adjustments related to prior year purchases.

     Besides goodwill, the Bank did not have any intangible assets not subject to amortization as of December 31, 2005 and 2004.

     As of December 31, 2005, the gross carrying amount and accumulated amortization of the Bank's amortizable intangible assets are included in the following table:


                                                                        DECEMBER 31
                                                                --------------------------
                                        DECEMBER 31, 2005           2005          2004
                                  ----------------------------  ------------  ------------
                                  GROSS CARRYING   ACCUMULATED  NET CARRYING  NET CARRYING
                                      AMOUNT      AMORTIZATION      VALUE         VALUE
                                  --------------  ------------  ------------  ------------
                                                        (IN THOUSANDS)



Branch network...................    $145,000       $ (91,833)     $53,167       $62,833
Core deposits....................      58,431         (28,840)      29,591        30,302
                                     --------       ---------      -------       -------
  Total finite life intangibles..    $203,431       $(120,673)     $82,758       $93,135
                                     ========       =========      =======       =======



     Total amortization expense for the Bank's intangible assets was $16.4 million in 2005, $16.3 million in 2004 and $16.1 million in 2003.

     Estimated intangible asset amortization expense for existing intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $17.3 million, $17.2 million, $17.1 million, $14.1 million and $10.4 million, respectively.

  MORTGAGE SERVICING RIGHTS

     The carrying amount of mortgage servicing rights ("MSR") was $16.0 million and $14.8 million at December 31, 2005 and 2004, respectively. The fair value of MSR was $19.9 million and $14.8 million at December 31, 2005 and 2004, respectively. MSR, included in other assets, of $2.5 million and $4.3 million were capitalized during 2005 and 2004, respectively. Amortization expense associated with MSR was $2.1 million and $7.0 million in 2005 and 2004, respectively. The carrying amount of the MSR valuation allowance was zero and $0.8 million at December 31, 2005 and 2004, respectively. There were no direct write-downs in 2005 or 2004.

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

                           HARRIS N.A AND SUBSIDIARIES

7.  DEPOSITS

     The following table summarizes deposit balances by category:


                                                           DECEMBER 31
                                                    ------------------------
                                                        2005         2004
                                                    -----------  -----------
                                                     (DOLLARS IN THOUSANDS)



Demand deposits.................................... $ 6,077,792  $ 5,432,999
Interest-bearing checking deposits.................     501,108      504,435
Money market accounts..............................   5,311,203    5,017,448
Statement savings accounts.........................   3,605,195    4,019,737
Savings certificates...............................   4,182,809    3,628,999
Other time deposits................................   3,148,795    2,476,071
Deposits in foreign offices........................   1,270,741    1,677,428
                                                    -----------  -----------
  Total deposits................................... $24,097,643  $22,757,117
                                                    ===========  ===========



     Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $5.07 billion and $2.94 billion at December 31, 2005 and 2004, respectively. All time deposits in foreign offices were in denominations of $100,000 or more.

8.  SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

     At various times the Bank enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $2.49 billion and $3.41 billion at December 31, 2005 and 2004, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

  SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE


                                                         2005        2004
                                                      ----------  ----------
                                                      (DOLLARS IN THOUSANDS)



Amount outstanding at end of year.................... $2,485,650  $3,405,296
Highest amount outstanding as of any month-end during
  the year........................................... $3,320,402  $3,930,203
Daily average amount outstanding during the year..... $2,974,135  $3,321,449
Daily average annualized rate of interest............       3.01%       1.22%

                           HARRIS N.A AND SUBSIDIARIES

9.  SENIOR NOTES AND LONG-TERM NOTES

     The following table summarizes the Bank's long-term notes:


                                                            DECEMBER 31
                                                        ------------------
                                                          2005      2004
                                                        --------  --------
                                                          (IN THOUSANDS)



Floating rate subordinated note to Bankcorp due
  December 23, 2012.................................... $ 28,500  $ 28,500
Floating rate subordinated note to Bankcorp due May 30,
  2013.................................................   34,000    34,000
Floating rate subordinated note to Bankcorp due
  November 26, 2013....................................   24,000    24,000
Floating rate subordinated note to Bankcorp due
  February 26, 2014....................................    6,250     6,250
Floating rate subordinated note to Bankcorp due May 31,
  2014.................................................  100,000   100,000
Floating rate subordinated note to Bankcorp due May 31,
  2016.................................................  100,000   100,000
                                                        --------  --------
  Total subordinated notes.............................  292,750   292,750
Floating rate senior note to BMO subsidiary due June
  15, 2010.............................................  250,000        --
                                                        --------  --------
Total subordinated and senior notes.................... $542,750  $292,750
                                                        ========  ========



     All of the Bank's subordinated notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank. Neither the subordinated notes nor the senior notes are subject to redemption prior to maturity at the election of the debtholders. The interest rate on the subordinated note due December 23, 2012, May 30, 2013, November 26, 2013, and February 26, 2014 reprice quarterly and float at 50 basis points above 90 day London Interbank Offering Rate ("LIBOR"). The interest rate on the floating rate note due May 31, 2014 reprices quarterly and floats at 35 basis points above 90 day LIBOR. The interest rate on the floating rate note due May 31, 2016 reprices quarterly and floats at 37.5 basis points above 90 day LIBOR. The interest rate on the senior note due June 15, 2010 reprices quarterly and floats at 12 basis points above 90 day LIBOR. At year-end 2005, 90 day LIBOR was 4.54 percent.

     The scheduled principal payment on long-term notes for the years ending December 2006, 2007, 2008, 2009, 2010, 2011 and thereafter is $0.0 million, $0.0 million, $0.0 million, $0.0 million, $250.0 million and $292.8 million respectively.

     The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank pari passu with all other unsecured senior indebtedness of the Bank. As of December 31, 2005, two $100 million senior short-term notes were outstanding with an original maturity of 365 days (remaining maturity of 68 days) and stated interest rate of 4.32 percent. A $50 million senior short-term note was outstanding with an original maturity of 62 days (remaining maturity of 39 days) and stated interest rate of 4.33 percent, a $250 million senior short-term note was outstanding with an original maturity of 32 days (remaining maturity of 9 days) and stated interest rate of 4.28 percent and a $300 million senior short-term note was outstanding with an original maturity of 63 days (remaining maturity of 18 days) and variable interest rate of 4.42 percent. As of December 31, 2004, a $200 million senior short-term note was outstanding with an original maturity of 32 days (remaining maturity of 28 days) and stated interest rate of
2.34 percent.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Generally accepted accounting principles require the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Bank's fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long-term borrowings, fair values have been estimated using various valuation methods and assumptions. Although

                           HARRIS N.A AND SUBSIDIARIES
management used its best judgment in estimating these values, there are inherent limitations in any estimation methodology. In addition, accounting pronouncements require that fair values be estimated on an item-by-item basis, thereby ignoring the impact a large sale would have on a thin market and intangible values imbedded in established lines of business. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts the Bank could realize in an actual transaction. The fair value estimation methodologies employed by the Bank were as follows:

          The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities (including interest bearing deposits at banks, Federal funds sold, Federal funds purchased and securities sold under agreement to repurchase) reported on the Bank's Consolidated Statements of Condition were considered to be the best estimates of fair value for these financial instruments due to the short term nature of the assets and liabilities. Fair values of trading account assets and available-for-sale securities were based on quoted market prices.

          A variety of methods were used to estimate the fair value of loans. Changes in estimated fair value of loans reflect changes in credit risk and general interest rates that have occurred since the loans were originated. Fair values of floating rate loans, including commercial, broker dealer, financial institution, construction, consumer and home equity, were assumed to be the same as carrying value since the loans' interest rates automatically reprice to market. Fair values of residential mortgages were based on current prices for securities backed by similar loans. For long-term fixed rate loans, including consumer installment and commercial mortgage loans, fair values were estimated based on the present value of future cash flows with current market rates as discount rates. Additionally, management considered estimated values of collateral when nonperforming loans were secured by real estate.

          The fair values of accrued interest receivable and payable approximate carrying values due to the short-term nature of these assets and liabilities.

          The fair values of bank-owned insurance approximate carrying value, because upon liquidation of these investments the Bank would receive the cash surrender value that equals carrying value.

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

          The fair value of short-term borrowings and short-term senior notes approximates carrying value because the average maturity is less than one year.

          The fair value of minority interest -- preferred stock of subsidiary (Harris Preferred Capital Corporation) approximates carrying value as the preferred stock has a liquidation preference that equals book value.

          The fair value of preferred stock issued to Harris Bankcorp, Inc. is equal to its May 2005 payoff amount.

          The fair value of floating rate long-term notes was assumed to be the same as carrying value since the notes' interest rates automatically reprice to market.

          The fair value of credit facilities approximates their carrying value (i.e. deferred income) or estimated cost that would be incurred to induce third parties to assume these commitments.

                           HARRIS N.A AND SUBSIDIARIES

     The estimated fair values of the Bank's financial instruments at December 31, 2005 and 2004 are presented in the following table. See Note 11 to Consolidated Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments.


                                                           DECEMBER 31
                                       --------------------------------------------------
                                                 2005                      2004
                                       ------------------------  ------------------------
                                         CARRYING       FAIR       CARRYING       FAIR
                                          VALUE        VALUE        VALUE        VALUE
                                       -----------  -----------  -----------  -----------
                                                         (IN THOUSANDS)



ASSETS
Cash and demand balances due from
  banks............................... $ 1,303,916  $ 1,303,916  $   947,580  $   947,580
Money market assets:
  Interest-bearing deposits at banks..   1,007,212    1,007,212      662,366      662,366
  Federal funds sold..................     303,130      303,130       94,950       94,950
Securities available-for-sale.........   6,398,367    6,398,367    7,154,743    7,154,743
Trading account assets................     181,121      181,121       90,130       90,130
Loans, net of unearned income and
  allowance for loan losses...........  22,653,598   22,558,166   19,902,418   19,848,160
Accrued interest receivable...........     155,093      155,093      122,830      122,830
Bank-owned insurance..................   1,115,172    1,115,172    1,072,660    1,072,660
Loans held for sale...................      32,364       32,897       43,423       43,916
                                       -----------  -----------  -----------  -----------
     Total on-balance-sheet financial
       assets......................... $33,149,973  $33,055,074  $30,091,100  $30,037,335
                                       ===========  ===========  ===========  ===========

LIABILITIES
Deposits:
  Demand deposits..................... $15,354,432  $15,354,432  $14,951,510  $14,951,510
  Time deposits.......................   8,743,211    8,743,211    7,805,607    7,809,066
Federal funds purchased...............     975,990      975,990    1,114,400    1,114,400
Securities sold under agreement to
  repurchase..........................   2,485,650    2,485,650    3,405,296    3,405,296
Short-term borrowings.................   2,041,715    2,041,715      214,145      214,145
Short-term senior notes...............     800,000      800,000      200,000      200,000
Accrued interest payable..............      57,857       57,857       31,791       31,791
Minority interest -- preferred stock
  of subsidiary.......................     250,000      250,000      250,000      250,000
Preferred stock issued to Harris
  Bankcorp, Inc. .....................          --           --        5,000        5,000
Long-term notes -- senior.............     250,000      250,000           --           --
Long-term notes -- subordinated.......     292,750      292,750      292,750      292,720
                                       -----------  -----------  -----------  -----------
     Total on-balance-sheet financial
       liabilities.................... $31,251,605  $31,251,605  $28,270,499  $28,273,928
                                       ===========  ===========  ===========  ===========
OFF-BALANCE-SHEET CREDIT FACILITIES
  (POSITIVE POSITIONS/(OBLIGATIONS))
Loan commitments...................... $     1,186  $     1,186  $    (8,293) $    (8,293)
Standby letters of credit.............      (1,633)      (1,633)      (1,378)      (1,378)
                                       -----------  -----------  -----------  -----------
     Total off-balance-sheet credit
       facilities..................... $      (447) $      (447) $    (9,671) $    (9,671)
                                       ===========  ===========  ===========  ===========


                           HARRIS N.A AND SUBSIDIARIES

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

     Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank's commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $13.7 billion and $11.7 billion at December 31, 2005 and 2004, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which at December 31, 2005, totaled $909 million and at December 31, 2004, totaled $970 million.

     Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding of $31 million at December 31, 2005 and $30 million at December 31, 2004.

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

     The fair value of credit facilities (i.e. deferred income net of deferred expense) is approximately equal to their carrying value of a $1.2 million asset at December 31, 2005 and an $8.3 million obligation at December 31, 2004.

  FINANCIAL GUARANTEES

     Financial guarantees with off-balance-sheet risk include standby letters of credit, loans sold with recourse and written put options.

     Standby letters of credit are unconditional commitments that guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers' margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank's maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.58 billion at December 31, 2005 and $2.99 billion at December 31, 2004. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $0.73 billion at December 31, 2005 and $1.07 billion at December 31, 2004. In most cases, these commitments expire within three years without being drawn upon. The fair value of standby letters of credit (i.e.

                           HARRIS N.A AND SUBSIDIARIES
deferred income) approximates their carrying value of $1.6 million at December 31, 2005 and $1.4 million at December 31, 2004.

     The Bank has sold mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer, based on pre-determined rates, upon the occurrence of certain credit-related events. The maximum amount payable under the recourse provisions is $7.0 million at December 31, 2005 and 2004. The carrying amount of the recourse liability is $0.3 million at December 31, 2005 and $0.5 million at December 31, 2004.

     Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options is equal to their notional amount of $923 million and $930 million at December 31, 2005 and 2004, respectively. The fair value of the derivative liability is $8.3 million at December 31, 2005 and $4.7 million at December 31, 2004.

  SECURITIES ACTIVITIES

     The Bank's securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

     Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members' commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $137 million at December 31, 2005 and $59 million at December 31, 2004.

     Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had no short position at December 31, 2005 and a short position of $0.1 million at December 31, 2004.

  COMMITMENTS TO INVEST IN EQUITY SECURITIES

     The Corporation's commitments to invest in equity securities that have off-balance-sheet risk relate to uncalled capital commitments for security investments. The Corporation's commitment to invest in equity securities was $6 million at December 31, 2005 and $9 million at December 31, 2004.

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

     The Bank uses various interest rate, foreign exchange, equity, and commodity derivative contracts as part of its dealer and trading activities or in the management of its risk strategy. Interest rate contracts may include futures, forwards, forward rate agreements, option contracts, caps, floors, collars and swaps. Foreign exchange contracts may include spot, futures, forwards, option contracts and swaps. Equity contracts and commodity contracts may include options and swaps. The Bank enters into derivative contracts with BMO to facilitate a more efficient use of

                           HARRIS N.A AND SUBSIDIARIES
combined resources and to better serve customers. See Note 24 for additional information on related party transactions.

     At December 31, 2005, the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $76 million in other assets and derivative instrument liabilities of $75 million in other liabilities. At December 31, 2004, the Bank recorded the fair value of derivative instrument assets of $174 million in other assets and derivative instrument liabilities of $173 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation ("FIN") No. 39, "Offsetting of Amounts Related to Certain Contracts," have been met.

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

     Options are contracts that provide the buyer the right (but not the obligation) to purchase or sell a financial instrument, at a specified price, either within a specified period of time or on a certain date. Interest rate guarantees (caps, floors and collars) are agreements between two parties that, in general, establish for the purchaser a maximum level of interest expense or a minimum level of interest revenue based on a notional principal amount for a specified term. Options and interest rate guarantees written create exposure to market risk. As a writer of interest rate options and guarantees, the Bank receives a premium at the outset of the agreement and bears the risk of an unfavorable change in the price of the financial instrument underlying the option or interest rate guarantee. Options

                           HARRIS N.A AND SUBSIDIARIES
and interest rate guarantees purchased create exposure to credit risk and, to the extent of the premium paid or unrealized gain recognized, market risk.

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

     The Bank and BMO combine their U.S. FX revenues. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on October 31, 2006, but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2005 and December 31, 2004, totaled $5.6 million and $5.9 million, respectively, of net profit under the aforementioned agreement with BMO.

     At December 31, 2005, approximately 98 percent of the Bank's gross notional positions in foreign currency contracts are represented by seven currencies:
Eurodollar, Canadian dollar, British pound, Australian dollar, Swedish krona, Japanese yen and the Mexican peso.

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

  RISK MANAGEMENT ACTIVITY

     In addition to its dealer and trading activities, the Bank uses interest rate contracts, primarily swaps, and foreign exchange contracts to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities and foreign currency exchange rate fluctuations of certain assets and liabilities. For non-trading risks, market risk is controlled by actively managing the asset and liability mix, either directly through the balance sheet

                           HARRIS N.A AND SUBSIDIARIES
or with off-balance sheet derivative instruments. Measures also focus on interest rate exposure gaps and sensitivity to rate changes.

     The Bank has an interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by interest rate volatility. The Bank manages interest rate sensitivity by modifying the repricing or maturity characteristics of certain assets and liabilities so that net interest margin is not adversely affected, on a material basis, by movements in interest rates. As a result of interest rate fluctuations, fixed rate assets will appreciate or depreciate in market value. The effect of the unrealized appreciation or depreciation will generally be offset by the gains or losses on the derivative instruments.

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

     For fair value hedges, as of December 31, 2005 the Bank recorded the fair value of derivative instrument assets of $0.1 million in other assets and liabilities of $75.4 million in other liabilities. For fair value hedges, as of December 31, 2004 the Bank recorded the fair value of derivative instrument liabilities of $38.0 million in other liabilities. No hedge ineffectiveness was recorded to earnings for the years ended December 31, 2005 and December 31, 2004. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

  Cash flow hedges

     The Bank uses interest rate swaps to reduce the variability associated with future interest payments on floating-rate prime-based loans and available-for-sale securities. Interest rate swaps convert the expected cash flows on the loans and securities from variable to fixed. Changes in the fair value of the swaps that are effective hedges are recorded in other comprehensive income. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

     For cash flow hedges, as of December 31, 2005 the Bank recorded the fair value of derivative instrument liabilities of $0.8 million in other liabilities. A loss of $0.6 million (after-tax) in hedge ineffectiveness was recorded to earnings for the year ended December 31, 2005. The unrealized gains (losses) in accumulated other comprehensive income ("AOCI") related to the interest rate swaps are reclassified to earnings in the same period that the interest on the floating-rate assets affect earnings. Approximately $5.7 million (after-tax) of net losses is expected to be reclassified to earnings over the next twelve months.

     For cash flow hedges, as of December 31, 2004 the Bank recorded the fair value of derivative instrument liabilities of $8.6 million in other liabilities. No hedge ineffectiveness was recorded to earnings for the year ended December 31, 2004. As of September 30, 2004 certain swaps were dedesignated as hedges in order to comply with FAS 133 Implementation Issue No. G25, "Cash Flow Hedges:
Using the First-Payments-Received Technique in Hedging the Variable Interest Payments on a Group of Non-Benchmark-Rate-Based Loans." Losses from the hedge

                           HARRIS N.A AND SUBSIDIARIES
dedesignation were reclassified from AOCI and recorded in noninterest income for the year ended December 31, 2004 but were not material to the consolidated financial statements of the Bank.

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

13.  CONCENTRATIONS OF CREDIT RISK IN FINANCIAL INSTRUMENTS

     The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2005 and 2004. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank's total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

  MIDWESTERN GEOGRAPHIC AREA

     A majority of the Bank's customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker's acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region's economy. The Bank's maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $31.7 billion or 66 percent of the Bank's total credit exposure at December 31, 2005 and $30.2 billion or 67 percent of the Bank's total credit exposure at December 31, 2004.

     The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See
Note 11 to Financial Statements for information on collateral supporting credit facilities.

14.  EMPLOYEE BENEFIT PLANS

     The Bank has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2005. Most of the employees participating in retirement plans were included in one primary plan ("primary plan") during the three-year period ended December 31, 2005. The plan is a multiple-employer plan covering the Bank's employees as well as persons employed by certain affiliated entities.

     Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.

                           HARRIS N.A AND SUBSIDIARIES

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

     The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years' contributions in excess of the minimum. For 2006 (plan year 2006), the estimated pension contribution is approximately $22.5 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan (excluding settlement losses and curtailment gains), for 2005, 2004, and 2003 was $39.3 million, $37.3 million and $31.7 million, respectively. The qualified pension accumulated benefit obligation as of December 31, 2005, 2004, and 2003 was $366 million, $327 million and $296 million, respectively.

     For the supplemental unfunded retirement plan, no settlement losses were recorded in 2005 or 2004 and a $2.6 million settlement loss was recognized in 2003.

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

     Effective July 1, 2004 the Bank adopted FASB Staff Position No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003." The Bank elected retroactive application to December 31, 2003. Under the Act, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is "actuarially equivalent" to the Medicare Part D benefit. The Bank recorded a reduction to postretirement medical expense in the amount of $1.6 million in 2005 and $0.7 million in 2004, as determined by the Bank's actuarial consultants. Based on their analysis, the Bank's postretirement benefit medical plan would pass the test for actuarial equivalence and would qualify for the subsidy.

                           HARRIS N.A AND SUBSIDIARIES

     The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the
Bank:


                                                                  POSTRETIREMENT MEDICAL
                                      PENSION BENEFITS                   BENEFITS
                              -------------------------------  ----------------------------
                                2005**     2004**     2003**    2005**    2004**    2003**
                              ---------  ---------  ---------  --------  --------  --------
                                                       (IN THOUSANDS)



CHANGE IN BENEFIT OBLIGATION*
Benefit obligation at
  beginning of year.......... $ 399,814  $ 384,344  $ 352,983  $ 57,568  $ 64,849  $ 53,846
Service cost.................    19,636     21,717     18,706     2,148     2,536     2,209
Interest cost................    24,446     21,890     21,794     3,198     3,481     3,532
Plan Amendments..............        --         --         --        --        --        --
Acquisitions/transfers.......        --         40         --        --        --        --
Medicare drug legislation....        --         --         --    (7,491)  (11,971)       --
Benefits paid (net of
  participant
  contributions).............   (29,851)   (31,500)   (42,600)   (2,624)   (2,265)   (2,227)
Actuarial (gain) or loss.....    28,975      3,323     33,461    11,716       938     7,489
                              ---------  ---------  ---------  --------  --------  --------
Benefit obligation at end of
  year....................... $ 443,020  $ 399,814  $ 384,344  $ 64,515  $ 57,568  $ 64,849
                              =========  =========  =========  ========  ========  ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at
  beginning of year.......... $ 247,480  $ 225,830  $ 216,870  $ 43,208  $ 37,258  $ 31,325
Actual return on plan
  assets.....................    41,435     34,694     36,408     7,107     5,950     5,933
Acquisitions/transfers.......        --        358         --        --        --        --
Employer contribution........    34,772     18,098     15,152        --        --        --
Benefits paid................   (29,851)   (31,500)   (42,600)       --        --        --
                              ---------  ---------  ---------  --------  --------  --------
Fair value of plan assets at
  end of year ***............ $ 293,836  $ 247,480  $ 225,830  $ 50,315  $ 43,208  $ 37,258
                              =========  =========  =========  ========  ========  ========
Funded Status................ $(149,184) $(152,334) $(158,514) $(14,201) $(14,360) $(27,590)
Contributions made between
  measurement date (September
  30) and end of year........     6,041         --         --        --        --        --
Unrecognized actuarial (gain)
  or loss....................   133,126    139,031    162,363    (5,180)   (5,664)    8,097
Unrecognized transition
  (asset) or obligation......        --         --         --    11,787    13,890    15,641
Unrecognized prior service
  cost.......................     3,395      3,116      2,836       657       846     1,015
                              ---------  ---------  ---------  --------  --------  --------
Net amount at year-end....... $  (6,622) $ (10,187) $   6,685  $ (6,937) $ (5,288) $ (2,837)
                              =========  =========  =========  ========  ========  ========

                           HARRIS N.A AND SUBSIDIARIES

                                                                  POSTRETIREMENT MEDICAL
                                      PENSION BENEFITS                   BENEFITS
                              -------------------------------  ----------------------------
                                2005**     2004**     2003**    2005**    2004**    2003**
                              ---------  ---------  ---------  --------  --------  --------
                                                       (IN THOUSANDS)

AMOUNTS RECOGNIZED IN THE
  STATEMENT OF CONDITION
  CONSIST OF:
Prepaid benefit cost......... $      --  $      --  $      --  $     --  $     --  $     --
Accrued benefit liability....   (45,068)   (51,950)   (45,916)   (6,937)   (5,288)   (2,837)
Intangible asset.............     3,392      3,114      2,836        --        --        --
Accumulated other
  comprehensive income (gross
  of tax)....................    35,054     38,649     49,765        --        --        --
                              ---------  ---------  ---------  --------  --------  --------
Net amount recognized at
  year-end................... $  (6,622) $ (10,187) $   6,685  $ (6,937) $ (5,288) $ (2,837)
                              =========  =========  =========  ========  ========  ========
Other comprehensive income
  attributable to change in
  additional minimum
  liability (gross of tax)... $  (3,595) $ (11,116) $   7,953  $     --  $     --  $     --
COMPONENTS OF NET PERIODIC
  BENEFIT COST
Service cost................. $  19,636  $  21,717  $  18,706  $  2,148  $  2,536  $  2,209
Interest cost................    24,446     21,890     21,794     3,198     3,481     3,532
Expected return on plan
  assets.....................   (15,302)   (15,794)   (18,017)   (2,913)   (2,939)   (2,426)
Amortization of prior service
  cost.......................      (279)      (279)      (280)      169       169       169
Amortization of transition
  (asset) or obligation......        --         --         --     1,751     1,751     1,751
Amortization of actuarial
  (gain) or loss.............     8,747      7,444      4,194        --        (8)       --
                              ---------  ---------  ---------  --------  --------  --------
Net periodic benefit cost.... $  37,248  $  34,978  $  26,397  $  4,353  $  4,990  $  5,235
                              =========  =========  =========  ========  ========  ========



--------

    * Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

   ** Plan assets and obligation measured as of September 30.

***   The actual allocation of plan assets by category are as follows:


                                                            2005    2004    2003
                                                            ----    ----    ----



Pension:
Equity securities.......................................     68%     72%     73%
Fixed income securities.................................     30%     28%     27%
Cash Equivalents........................................      2%     --      --
Postretirement Medical:
Equity securities.......................................     68%     72%     73%
Fixed income securities.................................     30%     28%     27%
Cash Equivalents........................................      2%     --      --

                           HARRIS N.A AND SUBSIDIARIES

      At December 31, 2005 over one-half of the plan assets consisted of investments in mutual funds administered by Harris Investment Management, Inc., a subsidiary of Bankcorp.

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




Equity securities..................................................  65%
Fixed income securities............................................  35%




                                                                 POSTRETIREMENT
                                           PENSION BENEFITS     MEDICAL BENEFITS
                                         -------------------  -------------------
                                          2005   2004   2003   2005   2004   2003
                                         -----  -----  -----  -----  -----  -----



WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE BENEFIT OBLIGATIONS AS OF
  DECEMBER 31
Discount rate........................... 5.50%  6.00%  6.00%  5.50%  6.00%  6.00%
Rate of compensation increase........... 3.80%  3.80%  4.20%    N/A    N/A    N/A
WEIGHTED-AVERAGE ASSUMPTIONS USED TO
  DETERMINE NET BENEFIT COST FOR YEARS
  ENDED DECEMBER 31
Discount rate........................... 6.00%  6.00%  6.75%  6.00%  6.00%  6.75%
Expected return on plan assets.......... 8.00%  8.00%  8.00%  8.00%  8.00%  8.00%
Rate of compensation increase........... 3.80%  3.80%  4.20%    N/A    N/A    N/A


     For measurement purposes, a 9 percent annual rate of increase for pre 65 and a 10 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits was assumed for 2005. The rate will be graded down to 5.0 percent for pre 65 and 5.5 percent for post 65 in 2013 and 2012, respectively, and remain level thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                       1-PERCENTAGE      1-PERCENTAGE
                                                      POINT INCREASE    POINT DECREASE
                                                      --------------    --------------
                                                               (IN THOUSANDS)



Effect on total of service and interest cost
  components......................................        $  919            $  (724)
Effect on postretirement benefit obligation.......        $9,909            $(7,965)

                           HARRIS N.A AND SUBSIDIARIES

     The following table sets forth the status of the supplemental unfunded retirement plan:


                                                           SUPPLEMENTAL UNFUNDED
                                                            RETIREMENT BENEFITS
                                                       ----------------------------
                                                         2005      2004      2003
                                                       --------  --------  --------
                                                              (IN THOUSANDS)



CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year............... $ 17,063  $ 15,803  $ 25,696
Service cost..........................................    1,364     1,507     1,401
Interest cost.........................................      916       744     1,078
Settlement loss.......................................       --        --     1,545
Plan amendments/merger................................       --        --        --
Benefits paid (net of participant contributions)......   (2,367)   (3,784)     (180)
Settlement payments...................................       --        --   (10,872)
Actuarial (gain) or loss..............................      (35)    2,793    (2,865)
                                                       --------  --------  --------
Benefit obligation at end of year..................... $ 16,941  $ 17,063  $ 15,803
                                                       ========  ========  ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year........ $     --  $     --  $     --
Actual return on plan assets..........................       --        --        --
Employer contribution.................................    2,367     3,784    11,052
Benefits paid.........................................   (2,367)   (3,784)  (11,052)
                                                       --------  --------  --------
Fair value of plan assets at end of year.............. $     --  $     --  $     --
                                                       ========  ========  ========
Funded Status......................................... $(16,941) $(17,063) $(15,803)
Contributions made between measurement date (September
  30) and end of year.................................      575        28       916
Unrecognized actuarial (gain) or loss.................    5,510     5,667     3,086
Unrecognized transition (asset) or obligation.........       --        --        --
Unrecognized prior service cost.......................   (2,671)   (3,001)   (2,978)
                                                       --------  --------  --------
(Accrued) prepaid benefit cost........................ $(13,527) $(14,369) $(14,779)
                                                       ========  ========  ========
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost.......................................... $  1,364  $  1,507  $  1,401
Interest cost.........................................      916       744     1,078
Expected return on plan assets........................       --        --        --
Amortization of prior service cost....................     (330)       23        97
Amortization of transition (asset) or obligation......       --        --        12
Amortization of actuarial (gain) or loss..............      122        67        95
                                                       --------  --------  --------
Net periodic benefit cost............................. $  2,072  $  2,341  $  2,683
                                                       ========  ========  ========
Additional loss recognized due to:
  Settlement.......................................... $     --  $     --  $  2,597

                           HARRIS N.A AND SUBSIDIARIES

                                                           SUPPLEMENTAL UNFUNDED
                                                            RETIREMENT BENEFITS
                                                       ----------------------------
                                                         2005      2004      2003
                                                       --------  --------  --------
                                                              (IN THOUSANDS)

WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE BENEFIT
  OBLIGATIONS AS OF DECEMBER 31
Discount rate.........................................     4.75%     5.25%     5.25%
Rate of compensation increase.........................     3.80%     3.80%     4.20%
WEIGHTED-AVERAGE ASSUMPTIONS USED TO DETERMINE NET
  BENEFIT COST FOR YEARS ENDED DECEMBER 31
Discount rate.........................................     5.25%     5.25%     5.50%
Rate of compensation increase.........................     3.80%     3.80%     4.20%


     The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:


                                                       POSTRETIREMENT   SUPPLEMENTAL UNFUNDED
YEAR                                PENSION BENEFITS  MEDICAL BENEFITS   RETIREMENT BENEFITS
----                                ----------------  ----------------  ---------------------
                                                          (IN THOUSANDS)



2006...............................     $ 23,161           $ 3,679              $  932
2007...............................       26,333             3,927               1,229
2008...............................       27,657             4,000               1,188
2009...............................       29,448             4,148               1,318
2010...............................       30,382             4,240               1,303
2011-2015..........................      187,008            22,823               9,705


     The Bank has a defined contribution plan that is available to virtually all employees. The 401(k) matching contribution is based on the amount of eligible employee contributions. The profit sharing contribution was based on the annual financial performance of the Bank relative to predefined targets. The Bank's total expense for this plan was $11.9 million, $12.2 million and $11.9 million in 2005, 2004 and 2003, respectively.

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

     The Bank has two types of option plans. The Fixed Stock Option Plan consists of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the BMO shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days, after the vesting date. The stock options are exercisable for BMO common stock equal to the market price on the date of grant. The compensation expense related to this program totaled $3.0 million, $4.9 million and $6.8 million in 2005, 2004 and 2003, respectively.

                           HARRIS N.A AND SUBSIDIARIES

     The following table summarizes the stock option activity for 2005, 2004 and 2003 and provides details of stock options outstanding at December 31, 2005:


                                         2005                         2004                         2003
                              --------------------------   --------------------------   --------------------------
                                             WTD. AVG.                    WTD. AVG.                    WTD. AVG.
OPTIONS                         SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
-------                       ---------   --------------   ---------   --------------   ---------   --------------



Outstanding at beginning of
  year.....................   4,000,143       $33.96       4,131,021       $33.08       4,671,259       $33.17
Granted....................     194,300        54.39         443,800        44.09              --           --
Exercised..................    (672,540)       35.47        (582,878)       35.47        (540,238)       33.85
Forfeited, cancelled.......     (50,184)       31.54              --           --              --           --
Transferred................          --           --           8,200        37.01              --           --
Expired....................          --           --              --           --              --           --
                              ---------                    ---------                    ---------
Outstanding at end of
  year.....................   3,471,719        34.85       4,000,143        33.96       4,131,021        33.08
                              =========                    =========                    =========
Options exercisable at
  year-end.................   2,931,004       $32.98       3,071,053       $34.42       2,904,631       $35.40
Weighted-average fair value
  of options granted during
  the year.................                   $ 8.93                       $ 8.65                          N/A


--------

N/A -- There were no stock options granted during fiscal 2003.


                                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                             ----------------------------------------------  ----------------------------
                                NUMBER                                          NUMBER
                              OUTSTANDING      WTD. AVG.                      EXERCISABLE
RANGE OF                     DECEMBER 31,      REMAINING        WTD. AVG.    DECEMBER 31,     WTD. AVG.
EXERCISE PRICES                  2005      CONTRACTUAL LIFE  EXERCISE PRICE      2005      EXERCISE PRICE
---------------              ------------  ----------------  --------------  ------------  --------------



$22-30......................   1,622,740         5.93 years      $23.66        1,529,925       $23.51
 34-42......................     857,384         4.65             38.34          748,334        37.84
 46-55......................     991,595         6.47             50.14          652,745        49.60
                               ---------                                       ---------
 22-55......................   3,471,719         5.77             34.85        2,931,004        32.98
                               =========                                       =========



     The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted-average fair value of options granted during the years ended December 31, 2005 and 2004 was $8.93 and $8.65, respectively. No stock options were granted during the year ended December 31, 2003. The following weighted-average assumptions were used to determine the fair value of options on the date of grant:


                                                         2005   2004  2003
                                                        -----  -----  ----



Risk-free interest rate................................  4.00%  4.51%  N/A
Expected life, in years................................   7.1    7.0   N/A
Expected volatility.................................... 20.12% 23.08%  N/A
Compound annual dividend growth........................ 11.95%  9.45%  N/A


  MID-TERM INCENTIVE PLAN

     The Bank maintains the Mid-Term Incentive Plan which was established in January 2000. The plan is intended to enhance the Bank's ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve BMO's governing objective of maximizing value for its shareholders.

                           HARRIS N.A AND SUBSIDIARIES

     During 2005 the Bank was party to an agreement made between BMO and a third party to assume most of the Bank's obligation related to the 2005 Mid-Term Incentive Plan. The Bank's share of the payment was $12.2 million. A similar agreement was entered into in 2004 and 2003 to assume the full obligation related to the 2004 and 2003 Mid-Term Incentive Plans for a payment of $15.1 million and $17.7 million, respectively. These amounts will be recorded as compensation expense over the three year performance cycle of the plan on a straight-line basis. Any future payments required under these plans will be the responsibility of the third party.

     For the remaining obligations relating to the 2005 Mid-Term Incentive Plan for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the period until payment to employees to reflect the current market value of BMO's common shares and BMO's total shareholder return compared with that of our competitors.

     Payouts under the plan to participants depend on the achievement of specific performance criteria that are set at the grant date. The right to receive distributions under the plan vest and are paid out after three years based on various factors including the BMO share price. Compensation expense for this plan totaled $13.9 million, $13.9 million and $24.1 million in 2005, 2004 and 2003, respectively.

  EMPLOYEE SHARE PURCHASE PLAN

     The Bank of Montreal ("BMO") Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank's contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.5 million, $0.6 million and $0.4 million in 2005, 2004 and 2003, respectively.

16.  LEASE EXPENSE AND OBLIGATIONS

     Rental expense for all operating leases was $28.6 million in 2005, $18.6 million in 2004, and $18.4 million in 2003. These amounts include real estate taxes, maintenance and other rental-related operating costs of $5.2 million, $6.4 million, and $7.9 million for 2005, 2004, and 2003, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

     Minimum rental commitments as of December 31, 2005 for all noncancelable operating leases are as follows:


                                                              (IN THOUSANDS)



2006.........................................................    $ 31,970
2007.........................................................      30,230
2008.........................................................      27,114
2009.........................................................      26,558
2010.........................................................      25,940
2011 and thereafter..........................................     515,109
                                                                 --------
Total minimum future rentals.................................    $656,921
                                                                 ========



     Occupancy expenses for 2005, 2004, and 2003 have been reduced by $4.6 million, $19.2 million, and $18.3 million, respectively, for rental income from leased premises.

                           HARRIS N.A AND SUBSIDIARIES

17.  INCOME TAXES

     The 2005, 2004 and 2003 applicable income tax expense (benefit) were as follows:


                                                        FEDERAL   STATE     TOTAL
                                                       --------  -------  --------
                                                              (IN THOUSANDS)



2005:
  Current............................................. $ 86,837  $ 9,610  $ 96,447
  Deferred............................................   (8,819)  (2,950)  (11,769)
                                                       --------  -------  --------
     Total............................................ $ 78,018  $ 6,660  $ 84,678
                                                       ========  =======  ========
2004:
  Current............................................. $100,900  $13,307  $114,207
  Deferred............................................    4,936    1,395     6,331
                                                       --------  -------  --------
     Total............................................ $105,836  $14,702  $120,538
                                                       ========  =======  ========
2003:
  Current............................................. $ 76,147  $ 7,774  $ 83,921
  Deferred............................................    2,545     (198)    2,347
                                                       --------  -------  --------
     Total............................................ $ 78,692  $ 7,576  $ 86,268
                                                       ========  =======  ========



     Deferred tax assets (liabilities) are comprised of the following at December 31, 2005, 2004 and 2003:


                                                               DECEMBER 31
                                                      ----------------------------
                                                        2005      2004      2003
                                                      --------  --------  --------
                                                             (IN THOUSANDS)



Deferred tax assets:
  Allowance for loan losses.......................... $128,880  $126,827  $128,085
  Deferred expense and prepaid income................   30,461    13,651    13,186
  Deferred employee compensation.....................   22,369    24,955    23,777
  Pension and medical trust..........................   10,755     2,231        --
  Other assets.......................................       --       261       882
                                                      --------  --------  --------
     Gross deferred tax assets.......................  192,465   167,925   165,930
                                                      --------  --------  --------
Deferred tax liabilities:
  Depreciable assets.................................  (60,510)  (42,542)  (45,283)
  Amortizable intangibles............................  (28,012)  (26,995)  (26,135)
  Other liabilities..................................   (2,398)   (5,159)   (8,759)
                                                      --------  --------  --------
     Gross deferred tax liabilities..................  (90,920)  (74,696)  (80,177)
                                                      --------  --------  --------
  Deferred tax assets................................  101,545    93,229    85,753
The tax effect of fair value adjustments on
  available-for-sale securities, minimum pension
  liabilities and hedging transactions recorded
  directly to stockholder's equity...................   37,665    24,005   (12,384)
                                                      --------  --------  --------
Net deferred tax assets.............................. $139,210  $117,234  $ 73,369
                                                      ========  ========  ========



     At December 31, 2005 and 2004, the respective deferred tax assets of $101.5 million and $91.8 million included $88.6 million and $81.6 million for Federal taxes and $12.9 million and $10.2 million for state taxes,

                           HARRIS N.A AND SUBSIDIARIES
respectively. Management believes that the realization of the recognized net deferred tax asset is more likely than not based on existing carryback ability and expectations as to future taxable income.

     Total income tax expense of $84.7 million for 2005, $120.5 million for 2004 and $86.3 million for 2003 reflects effective tax rates of 29.4 percent, 32.5 percent and 29.1 percent, respectively. The reconciliation between actual tax expense and the amount determined by applying the federal statutory rate of 35 percent to income before income taxes were as follows:


                                                     YEARS ENDED DECEMBER 31
                                ----------------------------------------------------------------
                                        2005                  2004                  2003
                                --------------------  --------------------  --------------------
                                          PERCENT OF            PERCENT OF            PERCENT OF
                                            PRETAX                PRETAX                PRETAX
                                 AMOUNT     INCOME     AMOUNT     INCOME     AMOUNT     INCOME
                                --------  ----------  --------  ----------  --------  ----------
                                                     (DOLLARS IN THOUSANDS)



Computed tax expense........... $100,818     35.0%    $129,978     35.0%    $103,673     35.0%
Increase (reduction) in income
  tax expense due to:
  Tax-exempt income from loans
     and investments net of
     municipal interest expense
     disallowance..............   (7,837)    (2.7)      (6,943)    (1.9)      (7,538)    (2.5)
  Bank-owned insurance.........  (14,964)    (5.2)     (14,082)    (3.8)     (15,253)    (5.2)
  State income taxes...........    4,329      1.5        9,556      2.6        4,924      1.7
  Other, net...................    2,332      0.8        2,029      0.6          462      0.1
                                --------     ----     --------     ----     --------     ----
Actual tax expense............. $ 84,678     29.4%    $120,538     32.5%    $ 86,268     29.1%
                                ========     ====     ========     ====     ========     ====



18.  REGULATORY CAPITAL

     The Bank, as a federally-chartered bank, must adhere to the capital adequacy guidelines of The Office of the Comptroller of the Currency ("OCC"). The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

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

     The OCC also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The OCC established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all Federal Deposit Insurance Corporation ("FDIC")-insured institutions ranging from "well capitalized" to "critically undercapitalized." Classification within a category is based primarily on the three capital adequacy measures. An institution is considered "well capitalized" if its capital level significantly exceeds the required minimum levels, "adequately capitalized" if it meets the minimum levels, "undercapitalized" if it fails to meet the minimum levels, "significantly undercapitalized" if it is significantly below

                           HARRIS N.A AND SUBSIDIARIES
the minimum levels and "critically undercapitalized" if it has a ratio of tangible equity to total assets of 2 percent or less.

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

     As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2005 that have changed the capital category of the Bank.

     At December 31, 2005 the Bank had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7 3/8% per annum. During both 2005 and 2004, $18 million of dividends were paid on the preferred stock. The preferred stock qualifies as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

     The following table summarizes the Bank's risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.


                                                                        TO BE WELL
                                                                       CAPITALIZED
                                                                       UNDER PROMPT
                                                  FOR CAPITAL           CORRECTIVE
                                ACTUAL         ADEQUACY PURPOSES    ACTION PROVISIONS
                         -------------------  -------------------  -------------------
                           CAPITAL   CAPITAL    CAPITAL   CAPITAL    CAPITAL   CAPITAL
                           AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                         ----------  -------  ----------  -------  ----------  -------
                                                 (IN THOUSANDS)



As of December 31, 2005:
  Total Capital to Risk-
     Weighted Assets.... $3,380,783   11.40%  $2,372,479   8.00%   $2,965,599   10.00%
  Tier 1 Capital to
     Risk-Weighted
     Assets............. $2,769,827    9.34%  $1,186,221   4.00%   $1,779,332    6.00%
  Tier 1 Capital to
     Average Assets..... $2,769,827    8.27%  $1,339,699   4.00%   $1,674,623    5.00%
As of December 31, 2004:
  Total Capital to Risk-
     Weighted Assets.... $3,215,700   12.30%  $2,091,512   8.00%   $2,614,390   10.00%
  Tier 1 Capital to
     Risk-Weighted
     Assets............. $2,606,363    9.97%  $1,045,682   4.00%   $1,568,523    6.00%
  Tier 1 Capital to
     Average Assets..... $2,606,363    8.40%  $1,241,125   4.00%   $1,551,407    5.00%


19.  INVESTMENTS IN SUBSIDIARIES AND STATUTORY RESTRICTIONS

     Harris N.A.'s investment in the combined net assets of its wholly-owned subsidiaries was $725 million and $777 million at December 31, 2005 and 2004, respectively.

     Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, Federal Reserve member banking subsidiaries (including all national banks) require prior approval of appropriate banking authorities if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as

                           HARRIS N.A AND SUBSIDIARIES
defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $414 million of dividends at December 31, 2005. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash and non-cash dividends paid to Bankcorp by the Bank amounted to $90 million and $70 million in 2005 and 2004, respectively.

     The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2005 and 2004, daily average reserve balances of $265 million and $263 million, respectively, were required for the Bank. At year-end 2005 and 2004, balances on deposit at the Federal Reserve Bank totaled $185 million and $213 million, respectively.

20.  CONTINGENT LIABILITIES

     Harris N.A. and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank's financial position or results of operations.

21.  OTHER COMPREHENSIVE INCOME

     The following table summarizes the components of other comprehensive income
(loss) shown in stockholder's equity:


                                                                                  TOTAL
                                     UNREALIZED      MINIMUM     UNREALIZED    ACCUMULATED
                                   GAIN (LOSS) ON    PENSION    GAIN (LOSS)       OTHER
                                   AVAILABLE-FOR-   LIABILITY  ON DERIVATIVE  COMPREHENSIVE
                                  SALE SECURITIES  ADJUSTMENT   INSTRUMENTS   INCOME (LOSS)
                                  ---------------  ----------  -------------  -------------
                                                        (IN THOUSANDS)



Balance at December 31, 2003.....     $ 49,668      $(29,986)     $     35       $ 19,717
                                      ========      ========      ========       ========
Balance at December 31, 2004.....     $(13,612)     $(25,122)     $ (5,274)      $(44,008)
                                      ========      ========      ========       ========
Balance at December 31, 2005.....     $(26,307)     $(22,785)     $(19,102)      $(68,194)
                                      ========      ========      ========       ========


                           HARRIS N.A AND SUBSIDIARIES

22.  FOREIGN ACTIVITIES (BY DOMICILE OF CUSTOMER)

     Income and expenses identifiable with foreign and domestic operations are summarized in the table below:


                                             FOREIGN     DOMESTIC   CONSOLIDATED
                                           ----------  -----------  ------------
                                                       (IN THOUSANDS)



2005
Total operating income.................... $   19,846  $ 1,793,913   $ 1,813,759
Total expenses............................     78,420    1,447,289     1,525,709
                                           ----------  -----------   -----------
(Loss) income before taxes................    (58,574)     346,624       288,050
Applicable income taxes...................    (23,280)     107,958        84,678
                                           ----------  -----------   -----------
Net (loss) income......................... $  (35,294) $   238,666   $   203,372
                                           ==========  ===========   ===========
Identifiable assets at year-end........... $1,274,658  $33,203,090   $34,477,748
                                           ==========  ===========   ===========
2004
Total operating income.................... $   15,772  $ 1,571,187   $ 1,586,959
Total expenses............................     68,483    1,147,110     1,215,593
                                           ----------  -----------   -----------
(Loss) income before taxes................    (52,711)     424,077       371,366
Applicable income taxes...................    (20,950)     141,488       120,538
                                           ----------  -----------   -----------
Net (loss) income......................... $  (31,761) $   282,589   $   250,828
                                           ==========  ===========   ===========
Identifiable assets at year-end........... $  756,654  $30,624,706   $31,381,360
                                           ==========  ===========   ===========
2003
Total operating income.................... $   17,790  $ 1,569,151   $ 1,586,941
Total expenses............................     27,425    1,263,308     1,290,733
                                           ----------  -----------   -----------
(Loss) income before taxes................     (9,635)     305,843       296,208
Applicable income taxes...................     (3,829)      90,097        86,268
                                           ----------  -----------   -----------
Net (loss) income......................... $   (5,806) $   215,746   $   209,940
                                           ==========  ===========   ===========
Identifiable assets at year-end........... $  523,206  $29,518,181   $30,041,387
                                           ==========  ===========   ===========



     Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2005, 2004 and 2003, identifiable foreign assets accounted for 4 percent, 2 percent and 2 percent, respectively, of total consolidated assets.

23.  BUSINESS COMBINATIONS

     At December 31, 2005 and 2004, intangible assets, including goodwill resulting from business combinations, amounted to $335 million and $307 million, respectively. Amortization of these intangibles amounted to $16.4 million in 2005, $16.3 million in 2004 and $16.1 million in 2003.

     In December 2005, Villa Park Trust and Savings Bank ("Villa Park"), a wholly-owned subsidiary of Harris Bankcorp, Inc., was merged with and into the Bank. At that time, Villa Park total assets were $327 million and total deposits were $260 million. The impact to the Bank's stockholder's equity was an increase of $64 million. The combination was recorded using historical carrying values for Villa Park as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 61,256 shares of common stock to Bankcorp.

                           HARRIS N.A AND SUBSIDIARIES

     In June 2004, Harris Bank Round Lake, a wholly-owned subsidiary of Harris Bankcorp, Inc., was merged with and into the Bank. Harris Bank Round Lake total assets were $189 million and total deposits were $151 million. The impact to the Bank's stockholder's equity was an increase of $37 million. The combination was recorded using historical carrying values for Harris Bank Round Lake as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 100,000 shares of common stock to Bankcorp.

     During 2005 Bankcorp announced its plan to merge one of its bank subsidiaries, NLSB Bank ("NLSB"), with and in to the Bank. This transaction was completed on February 17, 2006. At December 31, 2005 NLSB had assets of $1.10 billion, deposits of $926 million and equity of $158 million.

24.  RELATED PARTY TRANSACTIONS

     During 2005, 2004 and 2003, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short and long-term borrowings; time deposit issuance; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2005, 2004 and 2003, the Bank received from BMO approximately $16.5 million, $14.0 million and $17.3 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BMO of approximately $59.5 million, $47.5 million and $30.4 million in 2005, 2004 and 2003, respectively.

     At December 31, 2005, derivative contracts with BMO represent $63.8 million and $26.3 million of unrealized gains and unrealized losses, respectively. At December 31, 2004, derivative contracts with BMO represented $37.6 million and $45.5 million of unrealized gains and unrealized losses, respectively.

     The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in October 2006 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2005, 2004 and 2003 foreign exchange revenues included $5.6 million, $5.9 million and $5.1 million of net profit, respectively, under this agreement.

     On July 3, 2003, the Bank issued a $1.0 billion certificate of deposit ("CD") to a subsidiary of BMO, BMO (Barbados) Limited. The certificate matures June 30, 2008 and bears a 2.84 percent fixed rate of interest, payable quarterly. On August 28, 2003, the Bank issued a $427.7 million CD to BMO (Barbados) Limited. The certificate matures March 31, 2009 and bears a 4.30 percent fixed rate of interest, payable semi-annually. On September 22, 2003, the Bank issued a $570 million CD to BMO (Barbados) Limited. The certificate matures September 24, 2007 and bears a 3.28 percent fixed rate of interest, payable quarterly. On August 29, 2005 the Bank issued a $500 million CD to BMO (Barbados) Limited. The certificate matures March 18, 2008 and bears interest at three month LIBOR plus 8 basis points, payable quarterly. Interest expense recognized on these CD's in 2005, 2004 and 2003 was $73.4 million, $66.6 million and $25.4 million, respectively.

     On June 9, 2005 the Bank borrowed $250 million from BMO (US) Funding, LLC, a Delaware limited liability company, indirectly owned by Bank of Montreal. The loan is a senior note with a variable interest rate equal to the three month LIBOR rate plus 12 basis points and a maturity date of June 15, 2010. Interest expense recognized in 2005 was $5.1 million.

     The Bank has loans outstanding to certain executive officers and directors. These loans totaled $6.1 million and $3.9 million at December 31, 2005 and 2004, respectively.

     On June 18, 2004, the Bank issued a dividend to Harris Bankcorp, Inc. consisting of a wholly-owned U.S. subsidiary, Harris Bank International Corp. ("HBIC"). At the time of the dividend, HBIC had assets of $7.1 million and equity of $5.4 million.