Form 10-Q
period 2006-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2006-05-12
CIK 1046788

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
TITLE OF EACH CLASS                                        WHICH REGISTERED
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

     Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Act).
  Yes [ ]     No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on May 12, 2006 was 1,000. No common equity is held by nonaffiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,    DECEMBER 31,    MARCH 31,
                                                               2006           2005          2005
                                                            -----------   ------------   -----------
                                                            (UNAUDITED)                  (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris N.A...........................   $    403       $    700      $    444
Securities purchased from Harris N.A. under agreement to
  resell..................................................     23,525         20,500        11,000
Notes receivable from Harris N.A..........................      7,832          8,684        11,036
Securities available-for-sale:
     Mortgage-backed......................................    353,866        373,584       440,613
     U.S. Treasury........................................     89,962         74,946        24,990
Securing mortgage collections due from Harris N.A.........         --             --           106
Other assets..............................................      1,391          1,461         1,723
                                                             --------       --------      --------
       TOTAL ASSETS.......................................   $476,979       $479,875      $489,912
                                                             ========       ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Broker payable -- securities purchased....................   $     --       $     --      $  7,331
Accrued expenses..........................................        118            129           103
                                                             --------       --------      --------
       TOTAL LIABILITIES..................................        118            129         7,434
Commitments and contingencies.............................         --             --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series
  A ($1 par value); liquidation value of $250,000,000;
  20,000,000 shares authorized, 10,000,000 shares issued
  and outstanding.........................................    250,000        250,000       250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding..................................          1              1             1
Additional paid-in capital................................    240,733        240,733       240,733
Earnings in excess of (less than) distributions...........        403             (2)         (550)
Accumulated other comprehensive loss -- net unrealized
  losses on available-for-sale securities.................    (14,276)       (10,986)       (7,706)
                                                             --------       --------      --------
       TOTAL STOCKHOLDERS' EQUITY.........................    476,861        479,746       482,478
                                                             --------       --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $476,979       $479,875      $489,912
                                                             ========       ========      ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                                    MARCH 31
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris N.A. under agreement to
     resell.................................................   $ 1,014     $   200
  Notes receivable from Harris N.A. ........................       131         184
  Securities available-for-sale:
     Mortgage-backed........................................     3,894       4,372
     U.S. Treasury..........................................        98          19
                                                               -------     -------
       Total interest income................................     5,137       4,775
OPERATING EXPENSES:
  Loan servicing fees paid to Harris N.A. ..................         6           8
  Advisory fees paid to Harris N.A. ........................        32          24
  General and administrative................................        85         102
                                                               -------     -------
       Total operating expenses.............................       123         134
                                                               -------     -------
Net income..................................................     5,014       4,641
Preferred dividends.........................................     4,609       4,609
                                                               -------     -------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER..................   $   405     $    32
                                                               =======     =======
Basic and diluted earnings per common share.................   $405.00     $ 32.00
                                                               =======     =======
Net income..................................................   $ 5,014     $ 4,641
Other comprehensive loss -- net change in unrealized losses
  on available-for-sale securities..........................    (3,290)     (6,442)
                                                               -------     -------
Comprehensive income (loss).................................   $ 1,724     $(1,801)
                                                               =======     =======

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                   QUARTER ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2006         2005
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $479,746     $488,888
  Net income................................................      5,014        4,641
  Other comprehensive loss..................................     (3,290)      (6,442)
  Dividends (preferred stock $0.4609 per share).............     (4,609)      (4,609)
                                                               --------     --------
Balance at March 31.........................................   $476,861     $482,478
                                                               ========     ========

The accompanying notes are an integral part of these financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $  5,014   $  4,641
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Net decrease (increase) in other assets...................        26       (130)
  Net decrease in accrued expenses..........................       (11)       (11)
                                                              --------   --------
     Net cash provided by operating activities..............     5,029      4,500
                                                              --------   --------
INVESTING ACTIVITIES:
  Net decrease in securities purchased from Harris N.A.
     under agreement to resell..............................    (3,025)      (500)
  Repayments of notes receivable from Harris N.A. ..........       852      1,093
  Increase in securing mortgage collections due from Harris
     N.A. ..................................................        --        (28)
  Purchases of securities available-for-sale................   (89,901)   (65,946)
  Proceeds from maturities of securities
     available-for-sale.....................................    91,357     65,527
                                                              --------   --------
     Net cash (used) provided by investing activities.......      (717)       146
                                                              --------   --------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................    (4,609)    (4,609)
                                                              --------   --------
  Net (decrease) increase in cash on deposit with Harris
     N.A. ..................................................      (297)        37
  Cash on deposit with Harris N.A. at beginning of period...       700        407
                                                              --------   --------
  Cash on deposit with Harris N.A. at end of period.........  $    403   $    444
                                                              ========   ========
NON CASH TRANSACTION
  Unsettled security purchase...............................  $     --   $  7,331
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

     The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company's 2005 Form 10-K. Certain reclassifications were made to conform prior years' financial statements to the current year's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

2. COMMITMENTS AND CONTINGENCIES

     Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend" and other similar expressions, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company's actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. "Risk Factors" in the Company's 2005 Form 10-K and in the "Risk Factors" section included in the Company's Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

RESULTS OF OPERATIONS

FIRST QUARTER 2006 COMPARED WITH FIRST QUARTER 2005

     The Company's net income for the first quarter of 2006 was $5.0 million, an 8% increase from the first quarter 2005 net income of $4.6 million. Earnings increased primarily because of increased interest income on earning assets.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Interest income on securities purchased under agreement to resell for the first quarter of 2006 was $1.0 million, on an ending balance of $23.5 million, with an average rate of 4.2%. During the same period in 2005, the interest income on securities purchased under agreement to resell was $200 thousand on an ending balance of $11 million, with an average rate of 2.1%. First quarter 2006 interest income on the Notes totaled $131 thousand and yielded 6.4% on $8.2 million of average principal outstanding for the quarter compared to $184 thousand and a 6.4% yield on $11.5 million average principal outstanding for first quarter 2005. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers in the Securing Mortgage Loans. Interest income on securities available-for-sale for the current quarter was $4.0 million resulting in a yield of 4.3% on an average balance of $371 million, compared to $4.4 million with a yield of 4.2% on an average balance of $436 million for the same period a year ago. The decrease in the interest income is primarily attributable to the decrease in the investment portfolio of mortgage-backed securities.

     There were no Company borrowings during first quarter 2006 or 2005.

     First quarter 2006 operating expenses totaled $123 thousand, a decrease of $11 thousand or 8% from the first quarter of 2005. Loan servicing expenses totaled $6 thousand, a decrease of $2 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the first quarter 2006 were $32 thousand compared to $24 thousand a year earlier, due to higher internal processing, record-keeping and overhead costs. General and administrative expenses totaled $85 thousand, a decrease of $17 thousand over the same period in 2005 primarily as a result of reduced expert service fees.

     At March 31, 2006 and 2005, there were no Securing Mortgage Loans on nonaccrual status.

     On March 30, 2006, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2006 as declared on March 2, 2006. On March 30, 2005, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2005, as declared on March 2, 2005.

     The company classifies all securities as available-for-sale, even if the Company has no current plans to divest. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders's equity. At March 31, 2006, net unrealized losses on available-for-sale securities were $14.3 million compared to $7.7 million of unrealized losses on March 31, 2005 and $11.0 million of unrealized losses at December 31, 2005. The unrealized loss positions at March 31, 2006 and 2005 and December 31, 2005 were attributed to changes in interest rates and not to lowered credit quality of individual securities; therefore management believes these losses are temporary.

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

                      HARRIS PREFERRED CAPITAL CORPORATION

stockholders. The Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT ordinary taxable income.

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed treasury securities will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis.

     As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $5.0 million provided from operations during the three months ended March 31, 2006 were $852 thousand provided by principal repayments on the Notes and $91.4 million from the maturities of securities available-for-sale. In the prior period ended March 31, 2005, the primary sources of funds other than $4.5 million from operations were $1.1 million provided by principal repayments on the Notes and $65.5 million from the maturities of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2006 were $89.9 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. For the prior year's quarter ended March 31, 2005, the primary uses of funds were $65.9 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2005.

OTHER MATTERS

     As of March 31, 2006, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

FINANCIAL STATEMENTS OF HARRIS N.A.

     The following unaudited financial information for the Bank is included because the Company's Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

                          HARRIS N.A. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                         MARCH 31     DECEMBER 31    MARCH 31
                                                           2006          2005          2005
                                                        -----------   -----------   -----------
                                                           (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............  $ 1,056,547   $ 1,321,202   $   820,204
Money market assets:
  Interest-bearing deposits at banks..................    1,277,109     1,007,411       735,222
  Federal funds sold..................................      188,927       303,130       389,777
Securities available-for-sale (including $4.32
  billion, $3.79 billion, and $4.12 billion of
  securities pledged as collateral for repurchase
  agreements at March 31, 2006, December 31, 2005 and
  March 31, 2005, respectively).......................    6,954,748     6,513,873     7,463,473
Trading account assets................................      130,124       181,121       122,605
Loans.................................................   24,557,105    23,783,547    21,771,709
Allowance for loan losses.............................     (322,029)     (324,080)     (314,949)
                                                        -----------   -----------   -----------
  Net loans...........................................   24,235,076    23,459,467    21,456,760
Premises and equipment................................      440,711       436,609       427,338
Bank-owned insurance..................................    1,125,756     1,115,172     1,082,906
Loans held for sale...................................       30,718        32,364        18,437
Goodwill and other intangible assets..................      349,302       353,439       323,507
Other assets..........................................      684,097       805,575       734,767
                                                        -----------   -----------   -----------
     TOTAL ASSETS.....................................  $36,473,115   $35,529,363   $33,574,996
                                                        ===========   ===========   ===========
LIABILITIES
Deposits in domestic offices -- noninterest-bearing...  $ 6,404,872   $ 6,278,823   $ 5,811,312
                              -- interest-bearing.....   17,518,203    17,471,141    17,240,355
Deposits in foreign offices  -- interest-bearing......    1,725,092     1,270,741     1,278,247
                                                        -----------   -----------   -----------
     Total deposits...................................   25,648,167    25,020,705    24,329,914
Federal funds purchased and securities sold under
  agreement to repurchase.............................    3,427,941     3,413,640     3,753,270
Short-term borrowings.................................    1,836,254     2,041,715       785,230
Short-term senior notes...............................      835,000       800,000       750,000
Accrued interest, taxes and other expenses............      248,239       253,141       230,511
Other liabilities.....................................      728,708       261,065       384,450
Minority interest -- preferred stock of subsidiary....      250,000       250,000       250,000
Preferred stock issued to Harris Bankcorp, Inc. ......           --            --         5,000
Long-term notes -- senior.............................      250,000       250,000            --
Long-term notes -- subordinated.......................      292,750       292,750       292,750
                                                        -----------   -----------   -----------
TOTAL LIABILITIES.....................................   33,517,059    32,583,016    30,781,125
                                                        -----------   -----------   -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 40,000,000
  shares; issued and outstanding 13,618,513,
  13,618,513 and 13,557,257 shares at March 31, 2006,
  December 31, 2005 and March 31, 2005,
  respectively........................................      136,185       136,185       135,573
Surplus...............................................    1,207,543     1,204,450     1,153,340
Retained earnings.....................................    1,686,951     1,675,571     1,561,650
Accumulated other comprehensive loss..................      (74,623)      (69,859)      (56,692)
                                                        -----------   -----------   -----------
TOTAL STOCKHOLDER'S EQUITY............................    2,956,056     2,946,347     2,793,871
                                                        -----------   -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY............  $36,473,115   $35,529,363   $33,574,996
                                                        ===========   ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 QUARTER ENDED
                                                                   MARCH 31
                                                              -------------------
                                                                2006       2005
                                                              --------   --------
                                                                (IN THOUSANDS)
INTEREST INCOME
Loans.......................................................  $359,504   $276,329
Money market assets:
  Deposits at banks.........................................     2,982      1,545
  Federal funds sold........................................     3,276      2,206
Trading accounts............................................     1,664      1,129
Securities available-for-sale:
  U.S. Treasury and federal agency..........................    51,445     33,779
  State and municipal.......................................     5,280      4,597
  Other.....................................................     5,060      4,026
                                                              --------   --------
  Total interest income.....................................   429,211    323,611
                                                              --------   --------
INTEREST EXPENSE
Deposits....................................................   149,782     90,184
Short-term borrowings.......................................    55,890     27,330
Short-term senior notes.....................................     7,771      1,741
Minority interest-dividends on preferred stock of
  subsidiary................................................     4,609      4,609
Long-term notes -- senior...................................     3,470          0
Long-term notes -- subordinated.............................     3,546      2,190
                                                              --------   --------
  Total interest expense....................................   225,068    126,054
                                                              --------   --------
NET INTEREST INCOME.........................................   204,143    197,557
Provision for loan losses...................................     5,646      2,974
                                                              --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.........   198,497    194,583
                                                              --------   --------
NONINTEREST INCOME
Trust and investment management fees........................    15,324     23,470
Money market and bond trading...............................     1,551      2,590
Foreign exchange............................................     1,200      1,215
Service charges and fees....................................    32,430     30,145
Net securities losses.......................................      (103)      (237)
Bank-owned insurance........................................    10,584     10,246
Letter of credit fees.......................................     4,937      5,568
Syndication fees............................................     1,698      2,692
Other.......................................................    16,338     27,673
                                                              --------   --------
  Total noninterest income..................................    83,959    103,362
                                                              --------   --------
NONINTEREST EXPENSES
Salaries and other compensation.............................    84,530     91,779
Pension, profit sharing and other employee benefits.........    30,333     26,981
Net occupancy...............................................    18,659     16,988
Equipment...................................................    15,195     13,829
Marketing...................................................    10,458      8,586
Communication and delivery..................................     6,014      6,190
Expert services.............................................     9,473      6,203
Contract programming........................................     7,590      7,468
Intercompany services.......................................    14,977     10,813
Other.......................................................    24,813     24,123
                                                              --------   --------
                                                               222,042    212,960
Amortization of intangibles.................................     5,024      5,053
                                                              --------   --------
  Total noninterest expenses................................   227,066    218,013
                                                              --------   --------
Income before income taxes..................................    55,390     79,932
Applicable income taxes.....................................    14,010     25,290
                                                              --------   --------
NET INCOME..................................................  $ 41,380   $ 54,642
                                                              ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                              QUARTER ENDED MARCH 31
                                                              ----------------------
                                                                2006         2005
                                                              --------     ---------
                                                                  (IN THOUSANDS)
Net income..................................................  $41,380      $ 54,642
Other comprehensive loss:
  Cash flow hedges:
     Net unrealized loss on derivative instruments, net of
      tax benefit of $703 in 2006 and $5,429 in 2005........   (1,198)       (9,244)
     Less reclassification adjustment for realized losses
      included in net income, net of tax benefit of $1,072
      in 2006 and $97 in 2005...............................    1,824           164
  Unrealized losses on available-for-sale securities:
     Unrealized holding gains arising during the period, net
      of tax benefit of $2,927 in 2006 and $994 in 2005.....   (5,453)       (3,325)
     Less reclassification adjustment for realized losses
      included in net income, net of tax benefit of $40 in
      2006 and $92 in 2005..................................       63           145
                                                              -------      --------
  Other comprehensive loss..................................   (4,764)      (12,260)
                                                              -------      --------
Comprehensive income........................................  $36,616      $ 42,382
                                                              =======      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2006         2005
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Balance at January 1........................................  $2,946,347   $2,774,752
  Net income................................................      41,380       54,642
  Stock option exercise.....................................       2,222        1,782
  Capital contribution......................................         871           --
  Dividends -- preferred stock..............................          --          (45)
  Dividends -- common stock.................................     (30,000)     (25,000)
  Other comprehensive loss..................................      (4,764)     (12,260)
                                                              ----------   ----------
Balance at March 31.........................................  $2,956,056   $2,793,871
                                                              ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               QUARTER ENDED MARCH 31
                                                              -------------------------
                                                                 2006          2005
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $    41,380   $    54,642
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................        5,646         2,974
  Depreciation and amortization, including intangibles......       18,831        19,186
  Deferred tax expense......................................        8,533         3,175
  Net loss on sales of securities...........................          103           237
  Increase in bank-owned insurance..........................      (10,584)      (10,246)
  Trading account net cash sales (purchases)................      536,357       (33,157)
  Net increase in interest receivable.......................       (1,693)       (9,340)
  Net (decrease) increase in interest payable...............         (128)        5,663
  Net decrease in loans held for sale.......................        1,646        24,986
  Other, net................................................        3,869        25,946
                                                              -----------   -----------
     Net cash provided by operating activities..............      603,960        84,066
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........     (272,834)      (72,656)
  Net decrease (increase) in Federal funds sold and
     securities purchased under agreement to resell.........      114,203      (294,827)
  Proceeds from sales of securities available-for-sale......          257        18,068
  Proceeds from maturities of securities
     available-for-sale.....................................      774,053     1,148,999
  Purchases of securities available-for-sale................   (1,220,982)   (1,306,361)
  Net increase in loans.....................................     (787,389)     (838,265)
  Net (purchases) sales of premises and equipment...........      (17,909)       90,486
                                                              -----------   -----------
     Net cash used in investing activities..................   (1,410,601)   (1,254,556)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................      728,146       670,756
  Net increase (decrease) in Federal funds purchased and
     securities sold under agreement to repurchase..........       14,301      (738,426)
  Net (decrease) increase in other short-term borrowings....     (205,461)      571,085
  Proceeds from issuance of senior notes....................      845,000       750,000
  Repayment of senior notes.................................     (810,000)     (200,000)
  Cash dividends paid on common stock.......................      (30,000)      (25,000)
                                                              -----------   -----------
     Net cash provided by financing activities..............      541,986     1,028,415
                                                              -----------   -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................     (264,655)     (142,075)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...    1,321,202       962,279
                                                              -----------   -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31....  $ 1,056,547   $   820,204
                                                              ===========   ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     Harris N.A. (the "Bank") is a wholly-owned subsidiary of Harris Bankcorp, Inc. ("Bankcorp"), a wholly-owned subsidiary of Harris Financial Corp., a wholly-owned U.S. subsidiary of Bank of Montreal. The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year's financial statements to the current year's presentation.

     On February 17, 2006 Bankcorp merged one of its bank subsidiaries, NLSB Bank, with and into Harris N.A. This transaction was recorded at its carrying value and prior year financial statements have been restated.

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the three months ended March 31 totaled $225.2 million and $120.4 million in 2006 and 2005, respectively. Cash income tax payments over the same periods totaled $30.2 million and $11.2 million, respectively.

4. STOCK-BASED COMPENSATION PLANS

     The Bank adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment," on January 1, 2006 using the modified prospective transition method. SFAS No. 123R applies primarily to accounting for transactions where an entity obtains employee services in share-based payment transactions using the fair value based method of accounting. Under SFAS No. 123R, expense is recognized based on the estimated number of shares for which service is expected to be rendered and over the period during which employees are required to provide service in exchange for the shares. Prior to January 1, 2006, the Bank used the fair value based method of accounting for its share-based compensation plans, as defined in SFAS No. 123, "Accounting for Stock-Based Compensation."

     The Bank has three types of share-based compensation plans: a stock option program, a mid-term incentive plan and an employee share purchase plan.

  STOCK OPTION PROGRAM

     The Stock Option Program was established under the Bank of Montreal ("BMO") Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

                          HARRIS N.A. AND SUBSIDIARIES

     The Bank has two types of option plans. The Fixed Stock Option Plan consists of standard stock options with a ten-year term which are exercisable only during the second five years of their term, assuming cumulative performance goals are met. The Performance Based Option Plan consists of standard and performance-conditioned stock options with a ten-year term and a four-year vesting period, which are exercisable at a rate of twenty-five percent per annum. The standard options may be exercised at any time once vested. The performance-conditioned options may be exercised provided the BMO shares trade at fifty percent over the price of the stock at date of grant for twenty consecutive days, after the vesting date. The stock options are exercisable for BMO common stock equal to the market price on the date of grant. The fair value of stock options granted is estimated using a trinomial option pricing model. Weighted-average assumptions of risk-free interest rate, expected term, expected volatility and dividend growth are used to determine the fair value of options on grant date.

     Historical forfeitures of the stock option awards have not been material. Accordingly, the expense recorded for this program in the quarter ended March 31, 2006 was not adjusted for estimated forfeitures. Stock options were not granted during the quarter ended March 31, 2006, so the expense recorded for this program in the quarter ended March 31, 2006 was not adjusted for employees eligible to retire. In accordance with SFAS No. 123R, stock-based compensation granted to retirement-eligible employees is expensed in entirety at the time of grant. Per SFAS No. 123R, cash flows resulting from realized tax deductions in excess of recognized compensation cost are financing cash flows.

     The compensation expense related to this program totaled $0.4 million and $0.8 million in the first quarter of 2006 and 2005, respectively. The related tax benefits recognized for the quarters ended March 31, 2006 and March 31, 2005 were $0.2 million and $0.3 million, respectively. As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock option awards was $4.1 million and the weighted average period over which it is expected to be recognized is approximately 3.1 years.

     No stock options were granted during the quarters ended March 31, 2006 and 2005, respectively. The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $12.4 million and $4.2 million, respectively. Cash proceeds from options exercised under the plan totaled $13.1 million and $4.9 million for the quarters ended March 31, 2006 and 2005, respectively. The excess tax benefits realized during the quarters ended March 31, 2006 and 2005 were $1.8 million and $1.1 million, respectively.

     The following table summarizes the stock option activity for the first quarter of 2006 and provides details of stock options outstanding at March 31, 2006:

                                                   THREE MONTHS ENDED MARCH 31, 2006
                                     -------------------------------------------------------------
                                                                    AGGREGATE
                                                                    INTRINSIC        WTD. AVG.
                                                   WTD. AVG.          VALUE          REMAINING
OPTIONS                               SHARES     EXERCISE PRICE   (IN MILLIONS)   CONTRACTUAL LIFE
-------                              ---------   --------------   -------------   ----------------
Outstanding at beginning of year...  3,967,370       $32.67
Granted............................         --           --
Exercised..........................   (441,913)       29.39
Forfeited, cancelled...............         --           --
Transferred........................         --           --
Expired............................         --           --
                                     ---------
Outstanding at March 31, 2006......  3,525,457        33.03           $76.3          5.38 years
                                     =========
Options exercisable at March 31,
  2006.............................  2,916,064       $29.99           $70.6                4.74
Weighted-average fair value of
  options granted during the
  year.............................                     N/A

---------------
N/A -- There were no stock options granted during first quarter 2006.

Note: The opening balance of options outstanding at the beginning of the year was originally reported as 3,471,719. The balance in the above table reflects adjustments for prior years' stock splits and options exercised not previously reported. This had no material impact on current or prior period earnings.

                          HARRIS N.A. AND SUBSIDIARIES

     The following table summarizes the nonvested stock option activity for the first quarter of 2006:

                                                                        WTD. AVG.
                                                                        GRANT DATE
                                                                        FAIR VALUE
OPTIONS                                                       SHARES    PER SHARE
-------                                                       -------   ----------
Nonvested at beginning of year..............................  609,393     $8.05
Granted.....................................................       --        --
Vested......................................................       --        --
Forfeited, cancelled........................................       --        --
                                                              -------
Nonvested at March 31, 2006.................................  609,393     $8.05
                                                              =======

  MID-TERM INCENTIVE PLANS

     The Bank maintains mid-term incentive plans in order to enhance the Bank's ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve BMO's governing objective of maximizing value for its shareholders.

     The mid-term incentive plans have a three year performance cycle. The right to receive distributions under the plans depends on the achievement of specific performance criteria that are set at the grant date such as the current market value of BMO's common shares and BMO's total shareholder return compared with that of its competitors. Distribution rights are subject to either cliff vesting at the end of the three year period or graded vesting of one-third per year over the three year period. Depending on the plan, participants receive either a single cash payment at the end of the three year period or three annual cash payments over the three year period.

     The Bank is party to agreements made between BMO and third parties to assume the majority of the Bank's obligations related to the incentive plans in exchange for fixed cash payments. Amounts paid by the Bank under these agreements were capitalized and will be recognized as compensation expense over the performance cycles of the plans on a straight-line basis. Any future obligations to participants required under these plans will be the responsibility of the third parties.

     For the remaining obligations relating to the plans for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the service period to reflect the current market value of BMO's common shares and BMO's total shareholder return compared with that of its competitors. Adjustments for changes in estimates of ultimate payments to participants are recognized in current and future periods.

     Historical forfeitures of the mid-term incentive plan awards have been material. Accordingly, the expense recorded for the plans in the quarter ended March 31, 2006 was reduced by $1.9 million ($1.2 million after-tax) attributable to estimated forfeitures. Mid-term incentive plan awards were not granted during the quarter ended March 31, 2006, so the expense recorded for the plans in the quarter ended March 31, 2006 was not adjusted for employees eligible to retire.

     No mid-term incentive awards were granted or distributed during the quarters ended March 31, 2006 and March 31, 2005.

     The compensation expense related to the plans totaled $2.6 million and $4.6 million in the first quarter of 2006 and 2005, respectively. The related tax benefits recognized for the quarters ended March 31, 2006 and March 31, 2005 were $1.0 million and $1.7 million, respectively. As of March 31, 2006, the total unrecognized compensation cost related to nonvested awards was $15.0 million and the weighted average period over which it is expected to be recognized is approximately 1.7 years.

                          HARRIS N.A. AND SUBSIDIARIES

  EMPLOYEE SHARE PURCHASE PLAN

     The Bank of Montreal Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank's contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.2 million and $0.1 million for the quarter ended March 31, 2006 and March 31, 2005, respectively.

                          HARRIS N.A. AND SUBSIDIARIES

                                FINANCIAL REVIEW

FIRST QUARTER 2006 COMPARED WITH FIRST QUARTER 2005

SUMMARY

     The Bank had first quarter 2006 net income of $41.4 million, a decrease of $13.3 million or 24 percent from first quarter 2005. Return on equity was 5.69 percent in the current quarter, compared to 7.94 percent from last year's first quarter. Return on assets was 0.47 percent compared to 0.68 percent a year ago.

     First quarter net interest income on a fully taxable equivalent basis was $210.5 million, up $8.3 million or 4 percent from $202.2 million in 2005's first quarter. Average earning assets increased 10 percent to $32.38 billion from $29.53 billion in 2005, due in part to an increase of $3.1 billion in average loans. Net interest margin decreased to 2.62 percent in the current quarter from
2.76 percent in the year-ago quarter, primarily reflecting a flat yield curve depressing spreads and the impact of greater reliance on higher-cost wholesale funding sources. This was somewhat offset by strong loan growth, particularly in the retail loan portfolio.

     The first quarter 2006 provision for loan losses was $5.6 million compared to $3.0 million in the first quarter of 2005. Net charge-offs decreased to $7.8 million from $9.0 million in the prior year. The credit profile of the loan portfolio is expected to remain solid with moderate increases in default and loss experiences in late 2006. The increase in the provision in the first quarter of 2006 reflected charge-off activity and slightly higher levels of non-performing loans.

     Noninterest income was $84.0 million, a decrease of $19.4 million or 19 percent from the same quarter last year. This was primarily attributable to a $8.1 million decrease in trust and investment management fees, a $3.2 million decrease in loan sales income, a $1.8 million decrease in indirect loan fees, a $1.2 million decline in mortgage origination fees and a $1.0 million decrease in money market and bond trading income.

     First quarter 2006 noninterest expenses of $227.1 million increased $9.1 million from the year ago quarter. The increase was attributable to intercompany service costs rising by $4.2 million, a $3.3 million increase in expert service expenses, higher marketing expenses of $1.9 million, increased credit expenses of $1.4 million and a $1.4 million increase in equipment expenditures. The increases were partially offset by reduced salaries and other compensation expenses. Income tax expense decreased $11.3 million, reflecting lower pretax income from year ago results.

     Nonperforming assets at March 31, 2006 were $169 million or 0.69 percent of total loans, up from $133 million or 0.58 percent at December 31, 2005, and $151 million or 0.72 percent a year ago. At March 31, 2006, the allowance for possible loan losses was $322 million, equal to 1.34 percent of loans outstanding, compared to $315 million or 1.45 percent of loans outstanding at the end of first quarter 2005. As a result, the ratio of the allowance for possible loan losses to nonperforming assets decreased from 209 percent at March 31, 2005 to 191 percent at March 31, 2006.

     At March 31, 2006, Tier 1 capital of the Bank amounted to $2.93 billion, up from $2.76 billion one year earlier. The regulatory leverage capital ratio was
8.26 percent for the first quarter of 2006 compared to 8.50 percent in the same quarter of 2005. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's March 31, 2006 Tier 1 and total risk-based capital ratios were 9.41 percent and 11.39 percent compared to respective ratios of 9.79 percent and 11.95 percent at March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Liquidity Risk Management" and "Market Risk Management" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 7.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2006, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Janine Mulhall, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely decisions regarding disclosures. There was no change in the Company's internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEMS 1, 1A, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. EXHIBITS

        10.1 COMPENSATION OF INDEPENDENT DIRECTORS (FILED AS EXHIBIT 10.1 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FOR MARCH 2, 2006 AND INCORPORATED BY REFERENCE HEREIN)

        31.1 CERTIFICATION OF JANINE MULHALL PURSUANT TO RULE 13a-14(a)

        31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO RULE 13a-14(a)

        32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of May 2006.

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