Form 10-Q
period 2006-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2006-08-14
CIK 1046788

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Act).
  Yes [ ]     No [X]

     The number of shares of Common Stock, $1.00 par value, outstanding on August 14, 2006 was 1,000. No common equity is held by nonaffiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      HARRIS PREFERRED CAPITAL CORPORATION

                               TABLE OF CONTENTS

Part I           FINANCIAL INFORMATION
Item 1.          Financial Statements:
                 Consolidated Balance Sheets.................................    2
                 Consolidated Statements of Income and Comprehensive             3
                 Income......................................................
                 Consolidated Statements of Changes in Stockholders'             4
                 Equity......................................................
                 Consolidated Statements of Cash Flows.......................    5
                 Notes to Consolidated Financial Statements..................    6
Item 2.          Management's Discussion and Analysis of Financial Condition     6
                 and Results of Operations...................................
Item 3.          Quantitative and Qualitative Disclosures about Market          18
                 Risk........................................................
Item 4.          Controls and Procedures.....................................   18
Part II          OTHER INFORMATION
Item 6.          Exhibits....................................................   18
Signatures...................................................................   19

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      HARRIS PREFERRED CAPITAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,     DECEMBER 31,    JUNE 30,
                                                               2006           2005          2005
                                                            -----------   ------------   -----------
                                                            (UNAUDITED)    (AUDITED)     (UNAUDITED)
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
Cash on deposit with Harris N.A...........................   $  1,192       $    700      $    438
Securities purchased from Harris N.A. under agreement to
  resell..................................................     16,069         20,500        13,000
Notes receivable from Harris N.A..........................      7,219          8,684        10,504
Securities available-for-sale:
     Mortgage-backed......................................    343,947        373,584       431,355
     U.S. Treasury........................................    104,888         74,946        29,981
Other assets..............................................      1,420          1,461         1,664
                                                             --------       --------      --------
       TOTAL ASSETS.......................................   $474,735       $479,875      $486,942
                                                             ========       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses..........................................   $     95       $    129      $     93
                                                             --------       --------      --------
Commitments and contingencies.............................         --             --            --
STOCKHOLDERS' EQUITY
7 3/8% Noncumulative Exchangeable Preferred Stock, Series
  A ($1 par value); liquidation value of $250,000,000 and
  20,000,000 shares authorized, 10,000,000 shares issued
  and outstanding.........................................    250,000        250,000       250,000
Common stock ($1 par value); 1,000 shares authorized,
  issued and outstanding..................................          1              1             1
Additional paid-in capital................................    240,733        240,733       240,733
Earnings in excess of (less than) distributions...........        956             (2)         (379)
Accumulated other comprehensive loss -- net unrealized
  losses on available-for-sale securities.................    (17,050)       (10,986)       (3,506)
                                                             --------       --------      --------
       TOTAL STOCKHOLDERS' EQUITY.........................    474,640        479,746       486,849
                                                             --------       --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $474,735       $479,875      $486,942
                                                             ========       ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                           QUARTER ENDED     SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                         -----------------   -----------------
                                                          2006      2005      2006      2005
                                                         -------   -------   -------   -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Securities purchased from Harris N.A. under agreement
     to resell.........................................  $ 1,256   $   251   $ 2,270   $   451
  Notes receivable from Harris N.A.....................      119       171       249       355
  Securities available-for-sale:
     Mortgage-backed...................................    3,796     4,423     7,691     8,795
     U.S. Treasury.....................................      105        17       203        36
                                                         -------   -------   -------   -------
       Total interest income...........................    5,276     4,862    10,413     9,637
OPERATING EXPENSES:
  Loan servicing fees paid to Harris N.A...............        6         8        12        16
  Advisory fees........................................       30        41        61        65
  General and administrative...........................       78        33       164       135
                                                         -------   -------   -------   -------
       Total operating expenses........................      114        82       237       216
                                                         -------   -------   -------   -------
Net income.............................................    5,162     4,780    10,176     9,421
Preferred dividends....................................    4,609     4,609     9,218     9,218
                                                         -------   -------   -------   -------
NET INCOME AVAILABLE TO COMMON STOCKHOLDER.............  $   553   $   171   $   958   $   203
                                                         =======   =======   =======   =======
Basic and diluted earnings per common share............  $553.00   $171.00   $958.00   $203.00
                                                         =======   =======   =======   =======
Net income.............................................  $ 5,162   $ 4,780   $10,176   $ 9,421
Other comprehensive (loss) income -- net unrealized
  (losses)/gains on available-for-sale securities......   (2,774)    4,200    (6,064)   (2,242)
                                                         -------   -------   -------   -------
Comprehensive income...................................  $ 2,388   $ 8,980   $ 4,112   $ 7,179
                                                         =======   =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2006         2005
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Balance at January 1........................................   $479,746     $488,888
  Net income................................................     10,176        9,421
  Other comprehensive loss..................................     (6,064)      (2,242)
  Dividends (preferred stock $0.4609 per share).............     (9,218)      (9,218)
                                                               --------     --------
Balance at June 30..........................................   $474,640     $486,849
                                                               ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      HARRIS PREFERRED CAPITAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2006        2005
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net Income................................................  $  10,176   $   9,421
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Decrease (increase) in other assets....................         41         (64)
     Net decrease in accrued expenses.......................        (34)        (41)
                                                              ---------   ---------
       Net cash provided by operating activities............     10,183       9,316
                                                              ---------   ---------
INVESTING ACTIVITIES:
  Decrease (increase) in securities purchased from Harris
     N.A. under agreement to resell.........................      4,431      (2,500)
  Repayments of notes receivable from Harris N.A............      1,465       1,625
  Decrease in securing mortgage collections due from Harris
     N.A....................................................         --          78
  Purchases of securities available-for-sale................   (205,174)   (113,187)
  Proceeds from maturities and paydowns of securities
     available-for-sale.....................................    198,805     113,917
                                                              ---------   ---------
       Net cash used by investing activities................       (473)        (67)
                                                              ---------   ---------
FINANCING ACTIVITIES:
  Cash dividends paid on preferred stock....................     (9,218)     (9,218)
                                                              ---------   ---------
       Net Cash used in financing activities................     (9,218)     (9,218)
                                                              ---------   ---------
  Net increase in cash on deposit with Harris N.A...........        492          31
  Cash on deposit with Harris N.A. at beginning of period...        700         407
                                                              ---------   ---------
  Cash on deposit with Harris N.A. at end of period.........  $   1,192   $     438
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

RESULTS OF OPERATIONS

SECOND QUARTER 2006 COMPARED WITH SECOND QUARTER 2005

     The Company's net income for the second quarter of 2006 was $5.2 million, an 8% increase from the second quarter 2005 net income of $4.8 million. Earnings increased primarily because of increased interest income on earning assets.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Interest income on securities purchased under agreement to resell for the second quarter of 2006 was $1.3 million, on an average balance of $87.8 million, with an average rate of 5.7%. During the same period in 2005, the interest income on securities purchased under agreement to resell was $251 thousand on an average balance of $32.4 million, with an average rate of 3.1%. Second quarter 2006 interest income on the Notes totaled $119 thousand and yielded 6.4% on $7.4 million of average principal outstanding for the quarter compared to $171 thousand and a 6.4% yield on $10.7 million average principal outstanding for second quarter 2005. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers on the Securing Mortgage Loans. Interest income on securities available-for-sale for the current quarter was $3.9 million resulting in a yield of 4.4% on an average balance of $359 million, compared to $4.4 million with a yield of 4.1% on an average balance of $433 million for the same period a year ago. The decrease in the interest income is primarily attributable to the decrease in the investment portfolio of mortgage-backed securities.

     There were no Company borrowings during second quarter 2006 or 2005.

     Second quarter 2006 operating expenses totaled $114 thousand, an increase of $32 thousand or 39% from the second quarter of 2005. Loan servicing expenses totaled $6 thousand, a decrease of $2 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the second quarter 2006 were $30 thousand compared to $41 thousand a year earlier. General and administrative expenses totaled $78 thousand, an increase of $45 thousand over the same period in 2005 primarily as a result of credits for printing and processing costs received in 2005 for prior periods.

     At June 30, 2006 and 2005, there were no Securing Mortgage Loans on nonaccrual status.

     The company classifies all securities as available-for-sale, even if the Company has no current plans to divest. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders' equity. At June 30, 2006, net unrealized losses on available-for-sale securities were $17.1 million compared to $3.5 million of unrealized losses on June 30, 2005 and $11.0 million of unrealized losses at December 31, 2005. The unrealized loss positions at June 30, 2006 and 2005 and December 31, 2005 were attributed to changes in interest rates and not to lowered credit quality of individual securities; therefore management believes these unrealized losses are temporary.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH JUNE 30, 2005

     The Company's net income for the six months ended June 30, 2005 was $10.2 million. This represented a $755 thousand increase or 8% from 2005 earnings. Earnings increased primarily because of an increase in balances of securities purchased under agreement to resell.

     Interest income on securities purchased under agreement to resell for the six months ended June 30, 2006 was $2.3 million, on an average balance of $82.6 million, with an average rate of 5.5%. During the same period in 2005, the interest income on securities purchased under agreement to resell was $451 thousand on an average balance of $32.4 million, with an average rate of 2.8%. Interest income on the Notes for the six months ended June 30,2006 totaled $249 thousand, yielding 6.4% on $7.8 million of average principal outstanding compared to $355 thousand of income yielding 6.4% on $11 million of average principal outstanding for the same period in 2005. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $10 million for the six months ended June 30, 2006 and $14 million for the same period in 2005. There were no Company borrowings during either period. Interest income on securities available-for-sale for the six months ended June 30, 2006 was $7.9 million resulting in a yield of 4.3% on an average balance of $365 million, compared to $8.8 million resulting in a yield of 4.1% on an average balance of $435 million a year ago. The decrease in interest income from available-for-sale securities is primarily attributable to the decrease in the portfolio of mortgage-backed securities.

                      HARRIS PREFERRED CAPITAL CORPORATION

     Operating expense for the six months ended June 30, 2006 totaled $237 thousand, an increase of $21 thousand from a year ago. Loan servicing expenses for the six months ended June 30, 2006 totaled $12 thousand, a decrease of $4 thousand or 25% from 2005. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the six months ended June 30, 2006 were $61 thousand compared to $65 thousand a year ago. General and administrative expenses totaled $164 thousand, an increase of $29 thousand or 21% over the same period in 2005 as a result of increased costs for regulatory filings and prior year credits for printing and processing costs received in 2005.

     On June 30, 2006, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2006 as declared on May 31, 2006. On June 30, 2005, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2005, as declared on June 2, 2005.

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

     The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed and U.S Treasury securities will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis.

     As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $10.2 million provided from operations during the six months ended June 30, 2006 were $1.5 million provided by principal repayments on the Notes and $198.8 million from the maturities of securities available-for-sale. In the prior period ended June 30, 2005, the primary sources of funds other than $9.3 million from operations were $1.6 million provided by principal repayments on the Notes and $113.9 million from the maturities of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2006 were $205.2 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the prior year's period ended June 30, 2005, the primary uses of funds were $113.2 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

MARKET RISK MANAGEMENT

     The Company's market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2005.

                      HARRIS PREFERRED CAPITAL CORPORATION

OTHER MATTERS

     As of June 30, 2006, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

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

                          HARRIS N.A. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)

                                                         JUNE 30,     DECEMBER 31,    JUNE 30,
                                                           2006           2005          2005
                                                        -----------   ------------   -----------
                                                        (UNAUDITED)    (AUDITED)     (UNAUDITED)
                                                            (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
Cash and demand balances due from banks...............  $   988,329   $ 1,321,202    $   925,768
Money market assets:
  Interest-bearing deposits at banks..................    1,201,761     1,007,411        667,915
  Federal funds sold..................................      595,010       303,130        180,666
Securities available-for-sale (including $4.20
  billion, $3.79 billion, and $4.40 billion of
  securities pledged as collateral for repurchase
  agreements at June 30, 2006, December 31, 2005 and
  June 30, 2005, respectively)........................    7,138,656     6,513,873      7,648,285
Trading account assets................................      256,747       181,121        127,493
Loans held for sale...................................       34,044        32,364         51,237
Loans.................................................   25,014,563    23,783,547     22,351,489
Allowance for loan losses.............................     (319,438)     (324,080)      (314,798)
                                                        -----------   -----------    -----------
  Net loans...........................................   24,695,125    23,459,467     22,036,691
Premises and equipment................................      449,453       436,609        429,730
Bank-owned insurance..................................    1,136,601     1,115,172      1,092,776
Goodwill and other intangible assets..................      343,560       353,439        318,626
Other assets..........................................      709,841       805,575        697,462
                                                        -----------   -----------    -----------
     TOTAL ASSETS.....................................  $37,549,127   $35,529,363    $34,176,649
                                                        ===========   ===========    ===========

LIABILITIES
Deposits in domestic offices -- noninterest-bearing...  $ 6,522,870   $ 6,278,823    $ 5,536,027
                              -- interest-bearing.....   18,401,581    17,471,141     17,055,148
Deposits in foreign offices  -- interest-bearing......    1,531,854     1,270,741      1,207,928
                                                        -----------   -----------    -----------
     Total deposits...................................   26,456,305    25,020,705     23,799,103
Federal funds purchased and securities sold under
  agreement to repurchase.............................    3,365,226     3,413,640      3,923,999
Short-term borrowings.................................    1,898,805     2,041,715      1,897,701
Short-term senior notes...............................      500,000       800,000        400,000
Accrued interest, taxes and other expenses............      279,991       253,141        218,410
Other liabilities.....................................      374,656       261,065        296,447
Long-term notes -- senior.............................      996,500       250,000        250,000
Long-term notes -- subordinated.......................      292,750       292,750        292,750
Minority interest -- preferred stock of subsidiary....      250,000       250,000        250,000
                                                        -----------   -----------    -----------
     TOTAL LIABILITIES................................   34,414,233    32,583,016     31,328,410
                                                        -----------   -----------    -----------
STOCKHOLDER'S EQUITY
Common stock ($10 par value); authorized 40,000,000
  shares; issued and outstanding 13,905,513,
  13,618,513 and 13,557,257 shares at June 30, 2006,
  December 31, 2005 and June 30, 2005, respectively...      139,055       136,185        135,573
Surplus...............................................    1,358,808     1,204,450      1,155,158
Retained earnings.....................................    1,716,724     1,675,571      1,595,965
Accumulated other comprehensive loss..................      (79,693)      (69,859)       (38,457)
                                                        -----------   -----------    -----------
     TOTAL STOCKHOLDER'S EQUITY.......................    3,134,894     2,946,347      2,848,239
                                                        -----------   -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY.......  $37,549,127   $35,529,363    $34,176,649
                                                        ===========   ===========    ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                             QUARTER ENDED       SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2006       2005       2006       2005
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
INTEREST INCOME
Loans...................................................  $380,346   $297,340   $739,850   $573,669
Money market assets:
  Deposits at banks.....................................     3,361      2,363      6,637      4,569
  Federal funds sold....................................     7,078      1,622     10,060      3,167
Trading accounts........................................     2,335      1,448      3,999      2,577
Securities available for sale:
  U.S. Treasury and federal agency......................    60,359     41,227    111,804     75,006
  State and municipal...................................     5,724      4,889     11,004      9,486
  Other.................................................     5,668      4,592     10,728      8,618
                                                          --------   --------   --------   --------
  Total interest income.................................   464,871    353,481    894,082    677,092
                                                          --------   --------   --------   --------
INTEREST EXPENSE
Deposits................................................   168,407    105,049    318,189    195,233
Short-term borrowings...................................    73,655     36,248    129,545     63,578
Short-term senior notes.................................     3,983      4,146     11,754      5,887
Long-term notes -- senior...............................     5,073         --      8,543         --
Long-term notes -- subordinated.........................     3,904      2,390      7,450      4,580
Minority interest -- dividends on preferred stock of
  subsidiary............................................     4,610      4,610      9,219      9,219
                                                          --------   --------   --------   --------
  Total interest expense................................   259,632    152,443    484,700    278,497
                                                          --------   --------   --------   --------
NET INTEREST INCOME.....................................   205,239    201,038    409,382    398,595
Provision for loan losses...............................     5,661      2,118     11,307      5,092
                                                          --------   --------   --------   --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.....   199,578    198,920    398,075    393,503
                                                          --------   --------   --------   --------
NONINTEREST INCOME
Trust and investment management fees....................    22,366     23,711     37,690     47,181
Money market and bond trading...........................     4,177      2,542      5,728      5,132
Foreign exchange........................................     1,200      1,425      2,400      2,640
Service charges and fees................................    33,878     33,533     66,308     63,678
Net securities gains (losses)...........................     2,455        157      2,352        (80)
Bank-owned insurance....................................    10,856      9,880     21,440     20,126
Letter of credit fees...................................     4,601      5,003      9,538     10,571
Syndication fees........................................     4,168      3,436      5,865      6,128
Other...................................................    17,675     26,080     34,014     53,753
                                                          --------   --------   --------   --------
  Total noninterest income..............................   101,376    105,767    185,335    209,129
                                                          --------   --------   --------   --------
NONINTEREST EXPENSES
Salaries and other compensation.........................    85,176     92,482    169,706    184,261
Pension, profit sharing and other employee benefits.....    26,583     27,623     56,916     54,604
Net occupancy...........................................    19,050     18,591     37,709     35,579
Equipment...............................................    16,004     13,554     31,199     27,383
Marketing...............................................     9,236     10,327     19,694     18,913
Communication and delivery..............................     6,005      4,785     12,019     10,975
Expert services.........................................     7,782      5,770     17,255     11,973
Contract programming....................................     6,484      6,613     14,074     14,081
Intercompany services...................................    13,891      6,180     28,868     16,993
Other...................................................    28,668     26,760     53,481     50,883
                                                          --------   --------   --------   --------
                                                           218,879    212,685    440,921    425,645
Amortization of intangibles.............................     5,018      4,883     10,042      9,936
                                                          --------   --------   --------   --------
  Total noninterest expenses............................   223,897    217,568    450,963    435,581
                                                          --------   --------   --------   --------
Income before income taxes..............................    77,057     87,119    132,447    167,051
Applicable income taxes.................................    25,284     26,786     39,294     52,076
                                                          --------   --------   --------   --------
NET INCOME..............................................  $ 51,773   $ 60,333   $ 93,153   $114,975
                                                          ========   ========   ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                          QUARTER ENDED      SIX MONTHS ENDED
                                                             JUNE 30             JUNE 30
                                                        -----------------   ------------------
                                                         2006      2005      2006       2005
                                                        -------   -------   -------   --------
                                                                   (IN THOUSANDS)
Net income............................................  $51,773   $60,333   $93,153   $114,975
Other comprehensive (loss) income:
  Cash flow hedges:
     Net unrealized gain (loss) on derivative
       instruments, net of tax expense for the quarter
       of $45 in 2006 and $5,779 in 2005 and net of
       tax (benefit) expense year-to-date period of
       ($658) in 2006 and $350 in 2005................       76     9,839    (1,122)       595
     Less reclassification adjustment for realized
       loss (gain) included in income statement, net
       of tax (benefit) expense for the quarter of
       ($1,202) in 2006 and $986 in 2005 and net of
       tax (benefit) expense year-to-date period of
       ($2,274) in 2006 and $889 in 2005..............    2,048    (1,678)    3,872     (1,514)
  Unrealized (loss) gain on available-for-sale
     securities:
     Unrealized holding (loss) gain arising during the
       period, net of tax (benefit) expense for the
       quarter of ($2,910) in 2006 and $4,574 in 2005
       and net of tax (benefit) expense for the
       year-to-date period of ($5,837) in 2006 and
       $3,580 in 2005.................................   (5,696)   10,169   (11,149)     6,844
     Less reclassification adjustment for realized
       (gain) loss included in income statement, net
       of tax expense for the quarter of $957 in 2006
       and $61 in 2005 and net of tax expense
       (benefit) for the year-to-date period of $917
       in 2006 and ($31) in 2005......................   (1,498)      (95)   (1,435)        50
                                                        -------   -------   -------   --------
  Other comprehensive (loss) income...................   (5,070)   18,235    (9,834)     5,975
                                                        -------   -------   -------   --------
Comprehensive income..................................  $46,703   $78,568   $83,319   $120,950
                                                        =======   =======   =======   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                                  (UNAUDITED)

                                                                 2006         2005
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
BALANCE AT JANUARY 1........................................  $2,946,347   $2,774,752
  Net income................................................      93,153      114,975
  Contributions to capital surplus..........................     148,001           --
  Issuance of common stock..................................       2,870           --
  Stock option exercise.....................................       6,357        3,599
  Dividends -- preferred stock..............................          --          (62)
  Dividends -- common stock.................................     (51,000)     (51,000)
  Other comprehensive (loss) income.........................      (9,834)       5,975
                                                              ----------   ----------
BALANCE AT JUNE 30..........................................  $3,134,894   $2,848,239
                                                              ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          HARRIS N.A. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30
                                                              -------------------------
                                                                 2006          2005
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
OPERATING ACTIVITIES:
Net Income..................................................  $    93,153   $   114,975
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses.................................       11,307         5,092
  Depreciation and amortization, including intangibles......       38,256        38,110
  Deferred tax benefit (expense)............................       36,152       (34,347)
  Net (gain) loss on sales of securities....................       (2,352)           80
  Increase in bank-owned insurance..........................      (21,429)      (20,116)
  Trading account net cash purchases........................      (53,285)      (17,954)
  Net increase in interest receivable.......................      (11,472)       (8,838)
  Net increase (decrease) in interest payable...............        8,015       (15,418)
  Origination of loans held for sale........................     (122,344)     (202,946)
  Proceeds from sale of loans held for sale.................      121,555       195,652
  Net gain on loans held for sale...........................         (891)         (520)
  Other, net................................................      113,708        40,389
                                                              -----------   -----------
     Net cash provided by operating activities..............      210,373        94,159
                                                              -----------   -----------
INVESTING ACTIVITIES:
  Net increase in interest-bearing deposits at banks........     (225,347)       (5,349)
  Net increase in Federal funds sold........................     (291,880)      (85,716)
  Proceeds from sales of securities available-for-sale......          257        86,564
  Proceeds from maturities of securities
     available-for-sale.....................................    3,547,479     2,477,218
  Purchases of securities available-for-sale................   (4,188,162)   (2,875,727)
  Net increase in loans.....................................   (1,261,476)   (1,426,623)
  Net (purchases) sales of premises and equipment...........      (41,058)       74,656
                                                              -----------   -----------
     Net cash used by investing activities..................   (2,460,187)   (1,754,977)
                                                              -----------   -----------
FINANCING ACTIVITIES:
  Net increase in deposits..................................    1,563,765       114,448
  Net decrease in Federal funds purchased and securities
     sold under agreement to repurchase.....................      (48,414)     (567,697)
  Net (decrease) increase in other short-term borrowings....     (142,910)    1,683,556
  Proceeds from issuance of short-term senior notes.........    1,345,000     1,400,000
  Repayment of short-term senior notes......................   (1,645,000)     (950,000)
  Proceeds from issuance of long-term senior notes..........      746,500            --
  Proceeds from issuance of common stock....................      150,000            --
  Cash dividends paid on common stock.......................      (52,000)      (51,000)
  Retirement of preferred stock.............................           --        (5,000)
                                                              -----------   -----------
     Net cash provided by financing activities..............    1,916,941     1,624,307
                                                              -----------   -----------
     NET DECREASE IN CASH AND DEMAND BALANCES DUE FROM
      BANKS.................................................     (332,873)      (36,511)
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JANUARY 1...    1,321,202       962,279
                                                              -----------   -----------
     CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30.....  $   988,329   $   925,768
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

     On February 17, 2006 Bankcorp merged one of its bank subsidiaries, New Lenox State Bank, with and into Harris N.A. This transaction was recorded at its carrying value and prior year financial statements have been restated.

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

3. CASH FLOWS

     For purposes of the Bank's Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the six months ended June 30 totaled $476.7 million and $263.1 million in 2006 and 2005, respectively. Cash income tax payments over the same periods totaled $65.8 million and $40.2 million, respectively.

                          HARRIS N.A. AND SUBSIDIARIES

                                FINANCIAL REVIEW

SECOND QUARTER 2006 COMPARED WITH SECOND QUARTER 2005

SUMMARY

     The Bank had second quarter 2006 net income of $51.8 million, a decrease of $8.6 million or 14 percent from second quarter 2005. Return on equity was 6.90 percent in the current quarter, compared to 8.62 percent from last year's second quarter. Return on assets was 0.56 percent compared to 0.71 percent a year ago.

     Second quarter net interest income on a fully taxable equivalent basis was $212.7 million, up $6.2 million or 3 percent from $206.5 million in 2005's second quarter. Average earning assets increased 10 percent to $33.57 billion from $30.61 billion in 2005, due primarily to an increase of $2.6 billion in average loans. Net interest margin decreased to 2.54 percent in the current quarter from 2.70 percent in the year-ago quarter, primarily reflecting a flat yield curve that depressed spreads on earnings assets and the impact of greater reliance on higher-cost wholesale funding sources. This was somewhat offset by strong loan growth, particularly in the retail loan portfolio, which are generally higher yielding earnings assets.

     The second quarter 2006 provision for loan losses was $5.7 million compared to $2.1 million in the second quarter of 2005. Net charge-offs increased to $8.2 million from $2.3 million in the prior year. The credit profile of the loan portfolio is expected to remain solid with moderate increases in default and loss experiences in late 2006. The increase in the provision in the second quarter of 2006 reflected charge-off activity and management's assessment of non-performing loans.

     Noninterest income was $101.4 million, a decrease of $4.4 million or 4 percent from the same quarter last year. This was primarily attributable to a $5.9 million decline in intercompany service income, a $2.5 million decrease in referral fees and a $1.3 million decrease in trust and investment management fees. The decreases were partially offset by a $2.3 million increase in net securities gains, a $1.6 million increase in money market and bond trading income and $1.0 million higher in bank-owned insurance income.

     Second quarter 2006 noninterest expenses of $223.9 million increased $6.3 million or 3 percent from the year ago quarter. The increase was primarily attributable to intercompany service costs rising by $7.7 million and a $2.5 million increase in equipment expenditures. The increases were partially offset by reduced salaries and other compensation expenses. Income tax expense decreased $1.5 million, reflecting lower pretax income from prior year's results. The effective tax rate was higher in this year's quarter as a result of current second quarter settlements for prior years' tax returns.

     Nonperforming assets at June 30, 2006 were $125 million or 0.50 percent of total loans, down from $169 million or 0.69 percent at March 31, 2006, and $146 million or 0.65 percent a year ago. At June 30, 2006, the allowance for loan losses was $319 million, equal to 1.28 percent of loans outstanding, compared to $315 million or 1.41 percent of loans outstanding at the end of second quarter 2005. As a result, the ratio of the allowance for loan losses to nonperforming assets increased from 215 percent at June 30, 2005 to 255 percent at June 30, 2006.

     At June 30, 2006, Tier 1 capital of the Bank amounted to $3.12 billion, up from $2.83 billion one year earlier. The regulatory leverage capital ratio was
8.48 percent for the second quarter of 2006 compared to 8.43 percent in the same quarter of 2005. The Bank's capital ratio exceeds the prescribed regulatory minimum for banks. The Bank's June 30, 2006 Tier 1 and total risk-based capital ratios were 9.84 percent and 11.77 percent compared to respective ratios of 9.92 percent and 12.05 percent at June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH JUNE 30, 2005

SUMMARY

     The Bank had net income for the six months ended June 30, 2006 of $93.2 million, a decrease of $21.8 million or 19 percent from the same period a year ago. Return on equity was 6.31 percent in the current

                          HARRIS N.A. AND SUBSIDIARIES

year, compared to 8.28 percent from last year. Return on assets was 0.52 percent compared to 0.70 percent a year ago.

     Net interest income on a fully taxable equivalent basis was $423.1 million, up $14.4 million or 4 percent from $408.7 million in 2005's year-to-date period. Average earning assets increased 10 percent to $32.98 billion from $30.07 billion in 2005. Loan growth of 4.77% fueled the increase in earnings assets. Net interest margin decreased to 2.58 percent from 2.73 percent in 2005, reflecting the impact of higher rates on deposits and the issuance of higher-cost wholesale supporting funds. This was somewhat offset by higher yields in the loan portfolio and strong retail loan growth.

     The year-to-date 2006 provision for loan losses was $11.3 million compared to $5.1 million in 2005, an increase of $6.2 million. Net charge-offs were $15.9 million, an increase of $4.7 million from last year, resulting primarily from higher retail loan write-offs. The increase in provision resulted from increased net charge-offs and management's assessment of non-performing loans.

     Noninterest income of $185.3 million decreased $23.8 million or 11 percent from the same period last year. This was primarily attributable to a $9.5 million decline in trust and investment management fees a $9.3 million decrease in intercompany service income, a $3.2 million prior year gain on a loan sale and lower indirect loan and referral fees. The decreases were partially offset by a $2.6 million increase in service charges and fees and a $2.4 million increase in net securities gains.

     Noninterest expenses of $451.0 million increased $15.4 million or 4 percent from the year-ago period. The increase was attributable to intercompany service costs rising by $11.9 million and a $5.3 increase in expert service fees, as well as increases in most expense categories. These increases were primarily offset by reduced salaries and other compensation expenses. Income tax expense decreased $12.8 million, reflecting lower pretax income from year ago results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Liquidity Risk Management" and "Market Risk Management" under Management's Discussion and Analysis of Financial Condition and Results of Operations on page 6.

ITEM 4. CONTROLS AND PROCEDURES

     As of June 30, 2006, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely decisions regarding disclosures. There was no change in the Company's internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEMS 1, 1A, 2, 3, 4 AND 5 ARE BEING OMITTED FROM THIS REPORT BECAUSE SUCH ITEMS ARE NOT APPLICABLE TO THE REPORTING PERIOD.

ITEM 6. EXHIBITS

        31.1 CERTIFICATION OF PAMELA C. PIAROWSKI PURSUANT TO RULE 13A-14(A)

        31.2 CERTIFICATION OF PAUL R. SKUBIC PURSUANT TO RULE 13A-14(A)

        32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2006.

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