Form 10-Q
period 2006-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2006-11-14
CIK 1046788

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission file number 1-13805

Harris Preferred Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	# 36-4183096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 West Monroe Street, Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
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
  Yes ☑     No ☐

Indicate by check mark whether this registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on November 14, 2006 was 1,000. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2006	2005	2005
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$1,026	$700	$735
Securities purchased from Harris N.A. under agreement to resell	12,083	20,500	12,000
Notes receivable from Harris N.A.	6,722	8,684	9,344
Securities available-for-sale:
Mortgage-backed	396,917	373,584	398,720
U.S. Treasury	64,926	74,946	59,970
Other assets	1,646	1,461	1,556

Total assets	$483,320	$479,875	$482,325

Liabilities and Stockholders’ Equity
Accrued expenses	$51	$129	$58

Commitments and contingencies	—	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000,000 and 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	250,000	250,000	250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1	1
Additional paid-in capital	240,733	240,733	240,733
Earnings in excess of (less than) distributions	1,673	(2)	(185)
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities	(9,138)	(10,986)	(8,282)

Total stockholders’ equity	483,269	479,746	482,267

Total liabilities and stockholders’ equity	$483,320	$479,875	$482,325

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$1,090	$432	$3,360	$883
Notes receivable from Harris N.A.	111	158	360	514
Securities available-for-sale:
Mortgage-backed	4,118	4,273	11,809	13,068
U.S. Treasury	104	28	307	64

Total interest income	5,423	4,891	15,836	14,529
Operating expenses:
Loan servicing fees paid to Harris N.A.	5	8	17	24
Advisory fees	32	34	93	99
General and administrative	59	46	223	181

Total operating expenses	96	88	333	304

Net income	5,327	4,803	15,503	14,225
Preferred dividends	4,609	4,609	13,828	13,828

Net income available to common stockholder	$718	$194	$1,675	$397

Basic and diluted earnings per common share	$718.00	$194.00	$1,675.00	$397.00

Net income	$5,327	$4,803	$15,503	$14,225
Other comprehensive income (loss) — net unrealized gains/(losses) on available-for-sale securities	7,912	(4,776)	1,848	(7,018)

Comprehensive income	$13,239	$27	$17,351	$7,207

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands,
	except per share data)

Balance at January 1	$479,746	$488,888
Net income	15,503	14,225
Other comprehensive income (loss)	1,848	(7,018)
Dividends (preferred stock $0.4609 per share)	(13,828)	(13,828)

Balance at September 30	$483,269	$486,849

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Operating Activities:
Net Income	$15,503	$14,225
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in other assets	(185)	122
Net decrease in accrued expenses	(79)	(76)

Net cash provided by operating activities	15,239	14,271

Investing Activities:
Decrease (increase) in securities purchased from Harris N.A. under agreement to resell	8,417	(1,500)
Repayments of notes receivable from Harris N.A.	1,962	2,785
Purchases of securities available-for-sale	(333,447)	(173,520)
Proceeds from maturities of securities available-for-sale	321,983	172,120

Net cash used by investing activities	(1,085)	(115)

Financing Activities:
Cash dividends paid on preferred stock	(13,828)	(13,828)

Net cash used in financing activities	(13,828)	(13,828)

Net increase in cash on deposit with Harris N.A.	326	328
Cash on deposit with Harris N.A. at beginning of period	700	407

Cash on deposit with Harris N.A. at end of period	$1,026	$735

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harris Preferred Capital Corporation (the “Company”) is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of a limited recourse note or notes (the “Notes”) issued by Harris N.A. (the “Bank”) secured by real estate mortgage assets (the “Securing Mortgage Loans”) and other obligations secured by real property, as well as certain other qualifying REIT assets, primarily U.S. treasury securities and securities collateralized with real estate mortgages. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. Harris Capital Holdings, Inc., owns 100% of the Company’s common stock. The Bank owns all common stock outstanding issued by Harris Capital Holdings, Inc.

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2005 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2.	Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in the Company’s 2005 Form 10-K and in the “Risk Factors” section included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

HARRIS PREFERRED CAPITAL CORPORATION

Results of Operations

Third Quarter 2006 Compared with Third Quarter 2005

The Company’s net income for the third quarter of 2006 was $5.3 million, an 11% increase from the third quarter 2005 net income of $4.8 million. Earnings increased primarily because of increased interest income on earning assets.

Interest income on securities purchased under agreement to resell for the third quarter of 2006 was $1.1 million, on an average balance of $72.2 million, with an average rate of 6.0%. During the same period in 2005, the interest income on securities purchased under agreement to resell was $432 thousand on an average balance of $43 million, with an average rate of 4.1%. Third quarter 2006 interest income on the Notes totaled $111 thousand and yielded 6.4% on $6.9 million of average principal outstanding for the quarter compared to $158 thousand and a 6.4% yield on $9.9 million average principal outstanding for third quarter 2005. The decrease in income was attributable to a reduction in the Note balance because of principal paydowns by customers in the Securing Mortgage Loans. Interest income on securities available-for-sale for the third quarter was $4.2 million resulting in a yield of 4.4% on an average balance of $382 million, compared to $4.3 million with a yield of 4.1% on an average balance of $415 million for the same period a year ago. The decrease in the interest income is primarily attributable to the lower balances in the portfolio of mortgage-backed securities during the first two months of the quarter, partially offset by the increase in rates for the recent purchases in the third quarter of 2006. There were no Company borrowings during third quarter 2006 or 2005.

Third quarter 2006 operating expenses totaled $96 thousand, an increase of $8 thousand or 9% from the third quarter of 2005. Loan servicing expenses totaled $5 thousand, a decrease of $3 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the third quarter 2006 were $32 thousand compared to $34 thousand a year earlier. General and administrative expenses totaled $59 thousand, an increase of $13 thousand over the same period in 2005 primarily as a result of an increase in expert service fees.

At September 30, 2006 and 2005, there were no Securing Mortgage Loans on nonaccrual status.

The company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, although the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2006, net unrealized losses on available-for-sale securities were $9.1 million compared to $8.3 million of unrealized losses on September 30, 2005 and $11.0 million of unrealized losses at December 31, 2005. The unrealized loss positions at September 30, 2006 and 2005 and December 31, 2005 were attributed to changes in interest rates and not to lowered credit quality of individual securities; therefore management believes these unrealized losses are temporary.

Nine Months Ended September 30, 2006 compared with September 30, 2005

The Company’s net income for the nine months ended September 30, 2006 was $15.5 million. This represented a $1.3 million increase or 9% from 2005 earnings. Earnings increased primarily because of higher returns from positions in securities purchased under agreement to resell.

Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2006 was $3.4 million, on an average balance of $79.1 million, with an average rate of 5.7%. During the same period in 2005, the interest income on securities purchased under agreement to resell was $883 thousand on an average balance of $36 million, with an average rate of 3.3%. Interest income on the Notes for the nine months ended September 30, 2006 totaled $360 thousand, yielding 6.4% on $7.5 million of average principal outstanding compared to $514 thousand of income yielding 6.4% on $11 million of average principal outstanding for the same period in 2005. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $9 million for the nine months ended September 30, 2006 and $13 million for the same period in 2005. Interest

HARRIS PREFERRED CAPITAL CORPORATION

income on securities available-for-sale for the nine months ended September 30, 2006 was $12.1 million resulting in a yield of 4.4% on an average balance of $371 million, compared to $13.1 million resulting in a yield of 4.1% on an average balance of $428 million a year ago. The decrease in interest income from available-for-sale securities is primarily attributable to the decrease in the portfolio of mortgage-backed securities during the first two quarters of 2006, partially offset by the recent acquisitions of $63 million in mortgage-backed securities. There were no Company borrowings during either period.

Operating expense for the nine months ended September 30, 2006 totaled $333 thousand, an increase of $29 thousand or 9.5% from a year ago. Loan servicing expenses for the nine months ended September 30, 2006 totaled $17 thousand, a decrease of $7 thousand or 29% from 2005. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the nine months ended September 30, 2006 were $93 thousand compared to $99 thousand a year ago. General and administrative expenses totaled $223 thousand, an increase of $42 thousand or 23% over the same period in 2005 as a result of increased costs for regulatory filings and prior year credits for printing and processing costs received in 2005.

On September 30, 2006, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2006 as declared on August 30, 2006. On September 30, 2005, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2005, as declared on August 30, 2005.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

The Company’s principal asset management requirements are to maintain the current earning asset portfolio size through the acquisition of additional Notes or other qualifying assets in order to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained as a result of repayment of principal balances of individual Securing Mortgage Loans or maturities or sales of securities. The payment of dividends on the Preferred Shares is made from legally available funds, arising from operating activities of the Company. The Company’s cash flows from operating activities principally consist of the collection of interest on the Notes, mortgage-backed securities and other earning assets. The Company does not have and does not anticipate having any material capital expenditures.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $15.2 million provided from operations during the nine months ended September 30, 2006 were $8.4 million decrease in securities purchased from Harris N.A. under agreement to resell, $2.0 million provided by principal repayments on the Notes and $322 million from the maturities of securities available-for-sale. In the prior period ended September 30, 2005, the primary sources of funds other than $14.3 million from operations were $2.8 million provided by principal repayments on the Notes and $172.1 million from the maturities of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2006 were $333.4 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid. For the prior year’s

HARRIS PREFERRED CAPITAL CORPORATION

period ended September 30, 2005, the primary uses of funds were $173.5 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2005.

Other Matters

As of September 30, 2006, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

	September 30,	December 31,	September 30,
	2006	2005	2005
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,170,152	$1,399,415	$975,179
Money market assets:
Interest-bearing deposits at banks	932,474	1,007,667	934,442
Federal funds sold and securities purchased under agreement to resell	1,378,494	258,915	480,282
Securities available-for-sale (including $5.83 billion, $3.80 billion, and $3.57 billion of securities pledged as collateral for repurchase agreements at September 30, 2006, December 31, 2005 and September 30, 2005, respectively)	8,393,139	6,573,222	7,057,888
Trading account assets	116,399	181,121	118,133
Loans held for sale	26,966	32,364	53,436
Loans	25,395,031	24,347,528	23,628,851
Allowance for loan losses	(323,687)	(331,838)	(320,592)

Net loans	25,071,344	24,015,690	23,308,259
Premises and equipment	473,781	448,144	438,536
Bank-owned insurance	1,144,988	1,115,172	1,104,840
Goodwill and other intangible assets	400,513	416,498	377,518
Other assets	1,522,491	824,377	799,535

Total Assets	$40,630,741	$36,272,585	$35,648,048

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$5,833,859	$6,480,021	$5,887,689
— interest-bearing	20,666,415	17,882,772	17,679,856
Deposits in foreign offices — interest-bearing	1,186,451	1,270,741	1,773,507

Total deposits	27,686,725	25,633,534	25,341,052
Federal funds purchased and securities sold under agreement to repurchase	4,377,822	3,416,483	3,199,282
Short-term borrowings	1,959,570	2,037,770	2,386,547
Short-term senior notes	100,000	800,000	200,000
Accrued interest, taxes and other expenses	313,839	257,431	251,409
Other liabilities	1,318,185	261,064	501,236
Long-term notes — senior	996,500	250,000	250,000
Long-term notes — subordinated	292,750	292,750	292,750
Minority interest — preferred stock of subsidiary	250,000	250,000	250,000

Total Liabilities	37,295,391	33,199,032	32,672,276

Stockholder’s Equity
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 14,303,361, 14,016,361 and 13,955,105 shares at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	143,034	140,164	139,551
Surplus	1,487,188	1,327,828	1,280,446
Retained earnings	1,759,656	1,675,548	1,616,558
Accumulated other comprehensive loss	(54,528)	(69,987)	(60,783)

Total Stockholder’s Equity	3,335,350	3,073,553	2,975,772

Total Liabilities and Stockholder’s Equity	$40,630,741	$36,272,585	$35,648,048

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)

Interest Income
Loans	$406,725	$324,839	$1,165,732	$914,368
Money market assets:
Deposits at banks	3,531	2,997	10,200	8,128
Federal funds sold and securities purchased under agreement to resell	16,432	2,533	26,492	5,758
Trading accounts	1,731	1,268	5,730	3,845
Securities available-for-sale:
U.S. Treasury and federal agency	79,275	48,058	191,732	123,890
State and municipal	5,959	5,236	17,051	14,845
Other	5,154	4,116	16,112	12,879

Total interest income	518,807	389,047	1,433,049	1,083,713

Interest Expense
Deposits	192,398	121,734	517,205	321,109
Short-term borrowings	89,785	48,216	218,898	111,838
Short-term notes — senior	4,710	1,786	16,465	7,673
Long-term notes — senior	4,609	4,609	13,828	13,828
Long-term notes — subordinated	13,797	2,835	22,340	2,835
Minority interest — dividends on preferred stock of subsidiary	4,277	2,910	11,727	7,490

Total interest expense	309,576	182,090	800,463	464,773

Net Interest Income	209,231	206,957	632,586	618,940
Provision for loan losses	6,891	3,390	18,198	9,182

Net Interest Income after Provision for Loan Losses	202,340	203,567	614,388	609,758

Noninterest Income
Trust and investment management fees	20,405	23,390	59,385	72,175
Money market and bond trading	5,408	1,920	11,135	7,052
Foreign exchange	1,000	1,720	3,400	4,360
Service charges and fees	34,494	33,485	102,541	99,118
Net securities gains (losses)	25,892	(178)	28,244	(257)
Bank-owned insurance	12,392	12,064	33,832	32,190
Letter of credit fees	4,509	4,806	14,251	15,584
Syndication fees	8,456	1,149	14,321	7,277
Other	15,245	23,143	51,790	78,615

Total noninterest income	127,801	101,499	318,899	316,114

Noninterest Expenses
Salaries and other compensation	94,320	90,583	270,368	281,581
Pension, profit sharing and other employee benefits	25,904	27,786	84,358	84,101
Net occupancy	21,489	19,975	60,272	56,609
Equipment	15,915	14,472	48,032	42,997
Marketing	11,515	9,351	31,761	28,782
Communication and delivery	6,455	6,565	19,079	18,060
Expert services	8,930	7,525	26,135	20,598
Contract programming	9,434	10,833	23,508	24,914
Intercompany services	13,677	14,710	43,094	31,703
Other	30,709	31,160	88,228	85,187

	238,348	232,960	694,835	674,532
Amortization of intangibles	5,385	5,324	16,147	16,141

Total noninterest expenses	243,733	238,284	710,982	690,673

Income before income taxes	86,408	66,782	222,305	235,199
Applicable income taxes	25,807	18,439	66,198	75,632

Net Income	$60,601	$48,343	$156,107	$159,567

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(in thousands)

Net income	$60,601	$48,343	$156,107	$159,567
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized loss on derivative instruments, net of tax benefit for the quarter of $1,990 in 2006 and $8,819 in 2005 and net of tax benefit year-to-date period of $2,648 in 2006 and $8,469 in 2005	(3,386)	(15,015)	(4,508)	(14,420)
Less reclassificaiton adjustment for realized loss included in income statement, net of tax benefit for the quarter of $1,025 in 2006 and $2,615 in 2005 and net of tax benefit year-to-date period of $3,299 in 2006 and $1,726 in 2005	1,744	4,452	5,616	2,938
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) arising during the period, net of tax expense (benefit) for the quarter of $25,845 in 2006 and ($5,962) in 2005 and net of tax expense (benefit) for the year-to-date period of $19,399 in 2006 and ($2,818) in 2005	43,860	(11,061)	31,580	(5,026)
Less reclassification adjustment for realized (gain) loss included in income statement, net of tax expense (benefit) for the quarter of $10,098 in 2006 and ($69) in 2005 and net of tax expense (benefit) for the year-to-date period of $11,015 in 2006 and ($100) in 2005	(15,794)	108	(17,229)	157

Other comprehensive income (loss)	26,424	(21,516)	15,459	(16,351)

Comprehensive Income	$87,025	$26,827	$171,566	$143,216

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2006	2005
	(in thousands)

Balance at January 1	$3,073,553	$2,902,109
Net income	156,107	159,567
Contributions to capital surplus	148,001	—
Issuance of common stock	2,870	—
Stock option exercise	11,360	5,509
Dividends — preferred stock	—	(62)
Dividends — common stock	(72,000)	(75,000)
Other comprehensive income (loss)	15,459	(16,351)

Balance at September 30	$3,335,350	$2,975,772

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)

Operating Activities:
Net Income	$156,107	$159,567
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	18,198	9,182
Depreciation and amortization, including intangibles	57,890	78,474
Deferred tax expense (benefit)	66,198	(34,347)
Net (gain) loss on sales of securities	(28,244)	257
Increase in bank-owned insurance	(29,816)	(32,180)
Trading account net cash sales	316,391	177,975
Net increase in interest receivable	(26,024)	(20,451)
Net increase (decrease) in interest payable	19,795	(17,479)
Origination of loans held for sale	(196,595)	(311,547)
Proceeds from sale of loans held for sale	203,236	303,117
Net gain on loans held for sale	(1,243)	(1,583)
Other, net	21,005	(17,811)

Net cash provided by operating activities	576,898	293,174

Investing Activities:
Net decrease (increase) in interest-bearing deposits at banks	59,622	(229,126)
Net increase in Federal funds sold	(1,119,579)	(378,502)
Proceeds from sales of securities available-for-sale	2,875,170	136,560
Proceeds from maturities of securities available-for-sale	5,535,986	4,414,140
Purchases of securities available-for-sale	(10,172,950)	(4,164,725)
Net increase in loans	(1,094,677)	(2,207,805)
Net (purchases) sales of premises and equipment	(69,514)	67,185

Net cash used by investing activities	(3,985,942)	(2,362,273)

Financing Activities:
Net increase in deposits	2,172,142	1,080,861
Net increase (decrease) in Federal funds purchased and securities sold under agreement to repurchase	961,339	(1,296,790)
Net (decrease) increase in other short-term borrowings	(78,200)	2,105,333
Proceeds from issuance of short-term senior notes	1,700,000	1,400,000
Repayment of short-term senior notes	(2,400,000)	(1,150,000)
Proceeds from issuance of long-term senior notes	746,500	—
Proceeds from issuance of common stock	150,000	—
Cash dividends paid on common stock	(72,000)	(75,000)
Retirement of preferred stock	—	(5,000)

Net cash provided by financing activities	3,179,781	2,059,404

Net Decrease in Cash and Demand Balances due from Banks	(229,263)	(9,695)
Cash and Demand Balances due from Banks at January 1	1,399,415	984,874

Cash and Demand Balances due from Banks at September 30	$1,170,152	$975,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harris N.A. (the “Bank”) is a wholly-owned subsidiary of Harris Bankcorp, Inc. (“Bankcorp”), a wholly-owned subsidiary of Harris Financial Corp., a wholly-owned U.S. subsidiary of Bank of Montreal. The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year’s financial statements to the current year’s presentation.

On February 17, 2006 Bankcorp merged one of its bank subsidiaries, New Lenox State Bank, with and into Harris N.A. This transaction was recorded at its carrying value and prior year financial statements have been restated.

On August 26, 2006 Bankcorp merged one of its bank subsidiaries, Mercantile National Bank of Indiana, with and into Harris N.A. This transaction was recorded at its carrying value and prior year financial statements have been restated.

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

The Bank and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank’s consolidated financial position.

3.	Cash Flows

For purposes of the Bank’s Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the nine months ended September 30 totaled $780.7 million and $554.4 million in 2006 and 2005, respectively. Cash income tax payments over the same periods totaled $88.6 million and $56.6 million, respectively.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Third Quarter 2006 Compared with Third Quarter 2005

Summary

The Bank had third quarter 2006 net income of $60.6 million, an increase of $12.3 million or 25 percent from third quarter 2005. Return on equity was 7.30 percent in the current quarter, compared to 6.42 percent from last year’s third quarter. Return on assets was 0.62 percent compared to 0.55 percent a year ago.

Third quarter net interest income on a fully taxable equivalent basis was $217.8 million, up $4.9 million or 2 percent from $212.9 million in 2005’s third quarter. Average earning assets increased 11 percent to $35.03 billion from $31.63 billion in 2005, due primarily to an increase of $2.4 billion in average loans. Net interest margin decreased to 2.47 percent in the current quarter from 2.67 percent in the year-ago quarter, primarily reflecting a flat yield curve that depressed spreads on earnings assets and the impact of greater reliance on higher-cost wholesale funding sources. This was somewhat offset by strong loan growth, particularly in the retail loan portfolio, which are generally higher yielding earning assets.

The third quarter 2006 provision for loan losses was $6.9 million compared to $3.4 million in the third quarter of 2005. Net charge-offs increased to $9.1 million from $4.9 million in the prior year. The credit profile of the loan portfolio is expected to remain solid with moderate increases in default and loss experiences in late 2006. The increase in the provision in the third quarter of 2006 reflected quarterly charge-off activity and management’s assessment of non-performing loans.

Noninterest income was $127.8 million, an increase of $26.3 million or 26 percent from the same quarter last year. This favorable performance was primarily attributable to a $26.1 million increase in net securities gains, a $7.3 million increase in syndication fees and $3.5 million higher money market and bond trading profits. The increases were partially offset by reductions in trust and investment management fees and affiliate referral fees.

Third quarter 2006 noninterest expenses of $243.7 million increased $5.4 million or 2 percent from the year ago quarter. The increase was primarily attributable to salaries and other compensation costs rising by $3.7 million and a $2.2 million increase in marketing costs. The increases were partially offset by reduced pension, profit sharing and other employee benefit expenses. Income tax expense increased $7.4 million, reflecting higher pretax income. The effective tax rate was higher in this year’s quarter as a result of current settlements for prior years’ tax returns.

Nonperforming assets at September 30, 2006 were $131 million or 0.51 percent of total loans, up slightly from $125 million or 0.50 percent at June 30, 2006, and down from $150 million or 0.67 percent a year ago. At September 30, 2006, the allowance for loan losses was $324 million, equal to 1.27 percent of loans outstanding, compared to $321 million or 1.36 percent of loans outstanding at the end of third quarter 2005. As a result, the ratio of the allowance for loan losses to nonperforming assets increased from 214 percent at September 30, 2005 to 248 percent at September 30, 2006.

At September 30, 2006, Tier 1 capital of the Bank amounted to $3.24 billion, up from $2.91 billion one year earlier. The regulatory leverage capital ratio was 8.26 percent for the third quarter of 2006 compared to 8.48 percent in the same quarter of 2005. The Bank’s capital ratio exceeds the prescribed regulatory minimum for banks. The Bank’s September 30, 2006 Tier 1 and total risk-based capital ratios were 9.73 percent and 11.58 percent compared to respective ratios of 9.72 percent and 11.77 percent at September 30, 2005.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Summary

The Bank had net income for the nine months ended September 30, 2006 of $156.1 million, a decrease of $3.5 million or 2 percent from the same period a year ago. Return on equity was 6.58 percent in the current year, compared to 7.24 percent from last year. Return on assets was 0.56 percent compared to 0.62 percent a year ago.

HARRIS N.A. AND SUBSIDIARIES

Net interest income on a fully taxable equivalent basis was $655.0 million, up $19.9 million or 3 percent from $635.1 million in 2005’s year-to-date period. Average earning assets increased 10 percent to $34.08 billion from $31.02 billion in 2005. Average loan growth of $2.7 billion fueled the increase in earning assets. Net interest margin decreased to 2.57 percent from 2.74 percent in 2005, reflecting the impact of higher rates on deposits and the issuance of higher-cost wholesale supporting funds. This was somewhat offset by higher yields in the loan portfolio and strong retail loan growth.

The year-to-date 2006 provision for loan losses was $18.2 million compared to $9.2 million in 2005, an increase of $9.0 million. Net charge-offs were $25.9 million, an increase of $10.6 million from last year, resulting primarily from higher retail loan write-offs. The increase in provision resulted from higher net charge-offs and management’s assessment of non-performing loans.

Noninterest income of $318.9 million increased $2.8 million or 1 percent from the same period last year. This was primarily attributable to a $28.5 million increase in net securities gains, a $7.0 million increase in syndication fees and $4.1 million higher money market and bond trading profits. The increases were partially offset by reductions in affiliate referral fees and loan sale fees.

Noninterest expenses of $711.0 million increased $20.3 million or 3 percent from the year-ago period. The increase was attributable to intercompany service costs rising by $11.4 million, an $8.2 million increase in noncredit losses, as well as increases in most expense categories from recent acquisitions. These increases were primarily offset by reduced salaries and other compensation expenses. Income tax expense decreased $9.4 million, reflecting lower pretax income from year ago results. The effective tax rate was lower in this year as a result of current year settlements for prior years’ tax returns.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 6.

Item 4.	Controls and Procedures

As of September 30, 2006, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely decisions regarding disclosures. There was no change in the Company’s internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2 Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2006.

Harris Preferred Capital Corporation

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer