Form 10-K
period 2006-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2007-03-29
CIK 1046788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission file number 1-13805
Harris Preferred Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	#36-4183096 (I.R.S. Employer Identification No.)

111 West Monroe Street, Chicago, Illinois (Address of principal executive offices)	60603 (Zip Code)

Registrant’s telephone number, including area code:
(312) 461-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Note — checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether this registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on March 29, 2007 was 1,000. No common equity is held by nonaffiliates.

Harris Preferred Capital Corporation

PART I

Forward-Looking Information

Forward-looking statements contained in this Annual Report on Form 10-K (“Report”) of Harris Preferred Capital Corporation (the “Company”) may include certain forward-looking information, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in “Risk Factors” below (Item 1A of this Report). The Company assumes no obligation to update any such forward-looking statements.

ITEM 1.	BUSINESS

General

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company’s principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of mortgage-backed securities, notes issued by Harris N.A. (the “Bank”) secured by Securing Mortgage Loans (defined below) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company’s assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the “Code”), and will generally not be subject to federal income tax if it distributes 90% of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly-owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

On February 11, 1998, the Company, through a public offering (the “Offering”), issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Preferred Shares”), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. Holders of Preferred Shares are entitled to receive, if declared by the Company’s Board of Directors, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.8438 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, provided that, if any Interest Payment Date would otherwise fall on a day that is not a Business Day the Interest Payment Date will be on the following Business Day. The Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time, at the principal amount thereof, plus the quarterly accrued and unpaid dividends, if any, thereon. The Company may not redeem the Preferred Shares without prior approval from the Office of the Comptroller of the Currency (the “OCC”) or the appropriate successor or other federal regulatory agency.

Each Preferred Share will be automatically exchanged (the “Automatic Exchange”) for one newly issued preferred share of the Bank (“Bank Preferred Share”) in the event (i) the Bank becomes less than “adequately capitalized” under regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership, (iii) the OCC directs such exchange in writing because, in its sole discretion and even if the Bank is not less than “adequately capitalized,” the OCC anticipates that the Bank may become less than adequately capitalized in the near term, or (iv) the OCC in its sole discretion directs in writing an exchange in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5% (each an “Exchange Event”). In the event of an exchange, the Bank Preferred Shares would constitute a new series of preferred shares of the Bank, would have the same dividend rights, liquidation preference, redemption options and other attributes as the Preferred Shares, except that the Bank Preferred Shares would not be listed on the New York Stock Exchange and would rank pari passu in terms of cash dividend payments and liquidation preference with any outstanding shares of preferred stock of the Bank.

Effective May 27, 2005, Harris Bankcorp, Inc., the Bank’s parent company, consolidated 26 of its Illinois bank charters (including Harris Trust and Savings Bank) into one national bank charter, Harris N.A. Prior to that time and under the same conditions as described in the prior paragraph, each Preferred Share was automatically exchangeable for one newly issued preferred share of Harris Trust and Savings Bank, which was subject to regulation by the Board of Governors of the Federal Reserve System. References herein to the Bank for those times prior to the charter consolidation are intended to refer to its predecessor, Harris Trust and Savings Bank.

Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $241 million, net of acquisition costs, to the Company. The Company and the Bank undertook the Offering for two principal reasons: (i) the qualification of the Preferred Shares as Tier 1 capital of the Bank for U.S. banking regulatory purposes under relevant regulatory capital guidelines, as a result of the treatment of the Preferred Shares as a minority interest in a consolidated subsidiary of the Bank, and (ii) lack of federal income tax on the Company’s earnings used to pay the dividends on the Preferred Shares, as a result of the Company’s qualification as a REIT. On December 30, 1998, the Bank contributed the common stock of the Company to HCH, a newly-formed and wholly-owned subsidiary of the Bank. The Bank is an indirect wholly-owned U.S. subsidiary of Bank of Montreal. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding.

The Company used the Offering proceeds and the additional capital contributed by the Bank to purchase $356 million of notes (the “Notes”) from the Bank and $135 million of mortgage-backed securities at their estimated fair value. The Notes are obligations issued by the Bank that are recourse only to the underlying mortgage loans (the “Securing Mortgage Loans”) and were acquired pursuant to the terms of a loan agreement with the Bank. The principal amount of the Notes equals approximately 80% of the principal amounts of the Securing Mortgage Loans.

Business

The Company was formed for the purpose of raising capital for the Bank. One of the Company’s principal business objectives is to acquire, hold, finance and manage Mortgage Assets. These Mortgage Assets generate interest income for distribution to stockholders. A portion of the Mortgage Assets of the Company consists of Notes issued by the Bank that are recourse only to Securing Mortgage Loans that are secured by real property. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. Payments of interest are made to the Company from payments made on the Securing Mortgage Loans. Pursuant to an agreement between the Company and the Bank, the Company, through the Bank as agent, receives all scheduled payments made on the Securing Mortgage Loans, retains a portion of any such payments equal to the amount due on the Notes and remits the balance, if any, to the Bank. The Company also retains approximately 80% of any prepayments of principal in respect of the Securing Mortgage Loans and applies such amounts as a prepayment on the Notes. The Company has a security interest in the real property securing the Securing Mortgage Loans and will be entitled to enforce payment on the loans in its own name if a mortgagor should default. In the event of such default, the Company would have the same rights as the original mortgagee to foreclose the mortgaged property and satisfy the obligations of the Bank out of the proceeds.

The Company may from time to time acquire fixed-rate or variable-rate mortgage-backed securities representing interests in pools of mortgage loans. The Bank may have originated a portion of any such mortgage-backed securities by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential properties located throughout the United States. The Company intends to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“GNMA”). The Company does not intend to acquire any interest-only, principal-only or similar speculative mortgage-backed securities.

The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2006 and 2005 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company’s Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2006 and 2005 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2006, the Company held $9.9 million of short-term money market assets and $60 million of U.S. Treasury securities. At December 31, 2005, the Company held $20.5 million of short-term money market assets and $75 million of U.S. Treasury securities.

The Company intends to continue to acquire Mortgage Assets from the Bank and/or affiliates of the Bank on terms that are comparable to those that could be obtained by the Company if such Mortgage Assets were purchased from unrelated third parties. The Company may also from time to time acquire Mortgage Assets from unrelated third parties.

The Company intends to maintain a substantial portion of its portfolio in Bank-secured obligations and mortgage-backed securities. The Company may, however, invest in other assets eligible to be held by a REIT. The Company’s current policy and the Servicing Agreement (defined below) prohibit the acquisition of any Mortgage Asset constituting an interest in a mortgage loan (other than an interest resulting from the acquisition of mortgage-

backed securities), which mortgage loan (i) is delinquent (more than 30 days past due) in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) on nonaccrual status or (b) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in payment of principal or interest. Loans that are on “nonaccrual status” are generally loans that are past due 90 days or more in principal or interest. The Company maintains a policy of disposing of any mortgage loan which (i) falls into nonaccrual status, (ii) has to be renegotiated due to the financial deterioration of the borrower, or (iii) is more than 30 days past due in the payment of principal or interest more than once in any 12 month period. The Company may choose, at any time subsequent to its acquisition of any Mortgage Assets, to require the Bank (as part of the Servicing Agreement) to dispose of the mortgage loans for any of these reasons or for any other reason.

The Bank services the Securing Mortgage Loans and the other mortgage loans purchased by the Company on behalf of, and as agent for, the Company and is entitled to receive fees in connection with the servicing thereof pursuant to a servicing agreement (the “Servicing Agreement”). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. Payment of such fees is subordinate to payments of dividends on the Preferred Shares. The Servicing Agreement requires the Bank to service the loans in a manner generally consistent with accepted secondary market practices, with any servicing guidelines promulgated by the Company and, in the case of residential mortgage loans, with Fannie Mae and FHLMC guidelines and procedures. The Servicing Agreement requires the Bank to service the loans solely with a view toward the interest of the Company and without regard to the interest of the Bank or any of its affiliates. The Bank will collect and remit principal and interest payments, administer mortgage escrow accounts, submit and pursue insurance claims and initiate and supervise foreclosure proceedings on the loans it services. The Bank may, with the approval of a majority of the Company’s Board of Directors, as well as a majority of the Company’s Independent Directors (as defined in Item 13 (c) below), subcontract all or a portion of its obligations under the Servicing Agreement to unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Servicing Agreement, be discharged or relieved in any respect from its obligations under the Servicing Agreement. The Company may terminate the Servicing Agreement upon the occurrence of such events as they relate to the Bank’s proper and timely performance of its duties and obligations under the Servicing Agreement. As long as any Preferred Shares remain outstanding, the Company may not terminate, or elect to renew, the Servicing Agreement without the approval of a majority of the Company’s Independent Directors (as defined in Item 13 (c) below).

The Bank administers the day-to-day operations of the Company, pursuant to an advisory agreement (the “Advisory Agreement”). The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company, (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to the acquisition, management, financing and disposition of the Mortgage Assets held by the Company, and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT, and other financial and tax-related matters. The Bank may from time to time subcontract all or a portion of its obligations under the Advisory Agreement to one or more of its affiliates. The Bank may, with the approval of a majority of the Company’s Board of Directors, as well as a majority of the Company’s Independent Directors, subcontract all or a portion of its obligations under the Advisory Agreement to unrelated third parties. The Bank will not, in connection with the subcontracting of any of its obligations under the Advisory Agreement, be discharged or relieved in any respect from its obligations under the Advisory Agreement. The Advisory Agreement is renewed annually. The Company may terminate the Advisory Agreement at any time upon 60 days’ prior written notice. As long as any Preferred Shares remain outstanding, any decision by the Company either to renew the Advisory Agreement or to terminate the Advisory Agreement must be approved by a majority of the Board of Directors, as well as by a majority of the Company’s Independent Directors (as defined in Item 13 (c) below).

The Advisory Agreements in effect in 2006 and 2005 entitled the Bank to receive advisory fees of $127 thousand and $122 thousand, respectively.

The Company may from time to time purchase additional Mortgage Assets out of proceeds received in connection with the repayment or disposition of Mortgage Assets, the issuance of additional shares of Preferred Stock or additional capital contributions with respect to the Common Stock. The Company may also issue additional series of Preferred Stock. However, pursuant to the Articles of Amendment and Restatement of the Company (the “Charter”), the Company may not issue additional shares of Preferred Stock senior to the Series A

Preferred Shares either in the payment of dividends or in the distribution of assets on liquidation without the consent of holders of at least 67% of the outstanding shares of Preferred Stock at that time or without approval of a majority of the Company’s Independent Directors. The Company does not currently intend to issue any additional shares of Preferred Stock unless it simultaneously receives additional capital contributions from HCH or other affiliates sufficient to support the issuance of such additional shares of Preferred Stock.

Employees

As of December 31, 2006, the Company had no paid employees. All officers of the Company were employed by the Bank.

Environmental Matters

In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company’s ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans during 2006 and 2005.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2006 as well as 2005, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Cash distributions in the amount of $1.8438 per Preferred Share were declared in 2006 and 2005. Cash distributions in the amount of $581 per share of Common Stock were declared on August 30, 2006 to the stockholder of record on September 1, 2006 and paid on November 14, 2006. The company made the election under Internal Revenue Code section 858 (a) to treat this distribution as having been made during 2005. Cash distributions in the amount of $2,000 per share of Common Stock were declared to the stockholder of record on December 15, 2006 and paid on December 29, 2006. No cash dividends on common stock were paid in 2005.

ITEM 1A.	RISK FACTORS

Set forth below and elsewhere in this Report and in other documents filed with the SEC (including the February 5, 1998 Prospectus (the “1998 Prospectus”) for the Offering (SEC File No. 333-40257)), are risks and uncertainties with respect to the Company, the Preferred Shares and the Bank. This Report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include those discussed below.

Declining interest rates will reduce earnings of the Company

The Company’s income will consist primarily of interest payments on the earning assets held by it. If there is a decline in interest rates during a period of time when the Company must reinvest payments of interest and principal in respect of its earning assets, the Company may find it difficult to purchase additional earning assets that generate sufficient income to support payment of dividends on the Preferred Shares.

Because the rate at which dividends, if, when and as authorized and declared, are payable on the Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company’s ability to pay dividends on the Preferred Shares.

Dividends may not be authorized quarterly and dividends not authorized will not be paid

Dividends on the Preferred Shares are not cumulative. Consequently, if the Board of Directors does not authorize a dividend on the Preferred Shares for any quarterly period, the holders of the Preferred Shares would not be entitled to recover such dividend whether or not funds are or subsequently become available. Quarterly dividends may not always be paid on the Preferred Shares. The Board of Directors may determine, in its business judgment, that it would be in the best interests of the Company to pay less than the full amount of the stated dividend on the Preferred Shares or no dividend for any quarter, notwithstanding that funds are available. Factors that may be considered by the Board of Directors in making this determination are the Company’s financial condition and capital needs, the impact of legislation and regulations as then in effect or as may be proposed, economic conditions, and such other factors as the Board of Directors may deem relevant. To remain qualified as a REIT, the Company must distribute annually at least 90% of its “REIT taxable income” (not including capital gains) to stockholders. See “Tax Risks.”

Automatic exchange for Bank Preferred Shares could occur when value of Bank Preferred Shares is impaired

An investment in the Preferred Shares involves risk with respect to the performance and capital levels of the Bank. A decline in the performance and capital levels of the Bank or the placement of the Bank into conservatorship or receivership could result in the automatic exchange of the Preferred Shares for Bank Preferred Shares, which would be an investment in the Bank and not in the Company. As a result, holders of Preferred Shares would become preferred stockholders of the Bank at a time when the Bank’s financial condition was deteriorating or when the Bank had been placed into conservatorship or receivership. If an Exchange Event occurs, the Bank would likely be unable to pay dividends on the Bank Preferred Shares.

An investment in the Bank is also subject to certain risks that are distinct from the risks associated with an investment in the Company. For example, an investment in the Bank would involve risks relating to the capital levels of, and other federal regulatory requirements applicable to, the Bank, and the performance of the Bank’s loan portfolio. An investment in the Bank is also subject to the general risks inherent in equity investments in depository institutions. In the event of a liquidation of the Bank, the claims of depositors and secured, senior, general and subordinated creditors of the Bank would be entitled to a priority of payment over the claims of holders of equity interests such as the Bank Preferred Shares. As a result, if the Bank were to be placed into receivership, the holders of the Bank Preferred Shares likely would receive, if anything, substantially less than they would have received had the Preferred Shares not been exchanged for Bank Preferred Shares.

Bank Preferred Shares will not be listed on any exchange and markets may not be liquid

Although the Preferred Shares are listed on the New York Stock Exchange, the Bank does not intend to apply for listing of the Bank Preferred Shares on any national securities exchange. Consequently, there can be no assurance as to the liquidity of the trading markets for the Bank Preferred Shares, if issued, or that an active public market for the Bank Preferred Shares would develop or be maintained.

Dividends and operations of the Company restricted by regulation

Because the Company is a subsidiary of the Bank, banking regulatory authorities will have the right to examine the Company and its activities. Under certain circumstances, including any determination that the Bank’s relationship to the Company results in an unsafe and unsound banking practice, such regulatory authorities will have the authority to restrict the ability of the Company to transfer assets, to make distributions to its stockholders (including dividends to the holders of Preferred Shares, as described below), or to redeem shares of Preferred Stock, or even to require the Bank to sever its relationship with, or divest its ownership of, the Company. Such actions could potentially result in the Company’s failure to qualify as a REIT.

Payment of dividends on the Preferred Shares could also be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At December 31, 2006, the Bank’s Total risk-based capital ratio was 11.49%, Tier 1 risk-based capital ratio was 9.69% and the Tier 1 leverage ratio was 8.06%.

If the Automatic Exchange occurs, the Bank would likely be unable to pay dividends on the Bank Preferred Shares. In all circumstances following the Automatic Exchange, the Bank’s ability to pay dividends would be subject to various restrictions under applicable regulations. Furthermore, in the event the Bank is placed into conservatorship or receivership (whether before or after the Automatic Exchange), the Bank would be unable to pay dividends on the Bank Preferred Shares. In addition, in the event of a liquidation of the Bank, the claims of the Bank’s depositors and of its secured, senior, general and subordinated creditors would be entitled to a priority of payment over the dividend and other claims of holders of equity interests such as the Bank Preferred Shares.

TAX RISKS

Adverse consequences of failure to qualify as a REIT

The Company intends to operate so as to qualify as a REIT under the Code. No assurance can be given that the Company will be able to continue to operate in a manner so as to qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances, not entirely within the Company’s control, may affect the Company’s ability to continue to qualify as a REIT. Although the Company is not aware of any proposal in Congress to amend the tax laws in a manner that would materially and adversely affect the Company’s ability to operate as a REIT, no assurance can be given that new legislation or new regulations, administrative interpretations or court decisions will not significantly change the tax laws in the future with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company’s stockholders including the holders of the Preferred Shares, would be reduced for the year or years involved. In addition, unless entitled to relief under certain statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. A failure of the Company to qualify as a REIT would not necessarily give the Company the right to redeem the Preferred Shares, nor would it give the holders of the Preferred Shares the right to have their shares redeemed. Notwithstanding that the Company currently intends to operate in a manner designed to enable it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause the Company to determine that it is in the best interest of the Company and the holders of its Common Stock and Preferred Stock to revoke the REIT election. As long as any Preferred Shares are outstanding, any such determination by the Company may not be made without the approval of a majority of the Independent Directors. The tax law prohibits the Company from electing treatment as a REIT for the four taxable years following the year of such revocation.

REIT requirements with respect to stockholder distributions

To qualify as a REIT under the Code, the Company generally will be required each year to distribute as dividends to its stockholders at least 90% of its “REIT taxable income” (excluding capital gains). Failure to comply with this requirement would result in the Company’s income being subject to tax at regular corporate rates. In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions considered as paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income for the calendar year, 95% of its capital gains net income for the calendar year and any undistributed taxable income from prior periods. Under certain circumstances, banking regulatory authorities may restrict the ability of the Company, as a subsidiary of the Bank, to make distributions to its stockholders. Such a restriction could subject the Company to federal income and excise tax and result in the Company’s failure to meet REIT requirements with respect to stockholder distributions.

Redemption upon occurrence of a Tax Event

At any time following the occurrence of a Tax Event (as defined under “Description of Series A Preferred Shares — Redemption” in the 1998 Prospectus), the Company will have the right to redeem the Preferred Shares in whole but not in part. The occurrence of a Tax Event will not, however, give the holders of the Preferred Shares any right to have such shares redeemed.

Automatic exchange upon occurrence of the Exchange Event

Upon the occurrence of the Exchange Event, the outstanding Preferred Shares will be automatically exchanged on a one-for-one basis into Bank Preferred Shares. Assuming, as is anticipated to be the case, that the Bank Preferred Shares are nonvoting, the Automatic Exchange will be taxable, and each holder of Preferred Shares will have a gain or loss, as the case may be, measured by the difference between the basis of such holder in the Preferred Shares and the fair market value of the Bank Preferred Shares received in the Automatic Exchange. Assuming that such holder’s Preferred Shares were held as capital assets prior to the Automatic Exchange, any gain or loss will be capital gain or loss.

Relationship with the Bank and its affiliates; conflicts of interest

The Bank and its affiliates are involved in virtually every aspect of the Company’s existence. The Bank is the sole holder of the Common Stock of the Company and will administer the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank will also act as Servicer of the Mortgage Loans on behalf of the Company under the Servicing Agreement. In addition, other than the Independent Directors, all of the officers and directors of the Company are also officers and/or directors of the Bank and/or affiliates of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as officers of the Bank. As the holder of all of the outstanding voting stock of the Company, the Bank will have the right to elect all directors of the Company, including the Independent Directors.

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

Risk of future revisions in policies and strategies by Board of Directors

The Board of Directors has established the investment policies and operating policies and strategies of the Company, all material aspects of which are described in this report. These policies may be amended or revised from time to time at the discretion of the Board of Directors (in certain circumstances subject to the approval of a majority of the Independent Directors) without a vote of the Company’s stockholders, including holders of the Preferred Shares. The ultimate effect of any change in the policies and strategies of the Company on a holder of Preferred Shares may be positive or negative.

Possible leverage

Although the Company does not currently intend to incur any indebtedness in connection with the acquisition and holding of Mortgage Assets, the Company may do so at any time (although indebtedness in excess of 25% of the Company’s total stockholders’ equity may not be incurred without the approval of a majority of the Independent Directors of the Company). To the extent the Company were to change its policy with respect to the incurrence of indebtedness, the Company would be subject to risks associated with leverage, including, without limitation, changes in interest rates and prepayment risk.

Additional issuances of preferred stock could have dilutive effect

The Charter of the Company authorizes 20,000,000 shares of Preferred Stock, 10,000,000 shares of which have been issued. The Company could issue additional preferred shares that rank equal to the Preferred Shares in the payment of dividends or in the distribution of assets on liquidation without the approval of the holders of the Preferred Shares. Such future issuances could have the effect of diluting the holders of the Preferred Shares.

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

Possible adverse effects of economic conditions

Economic conditions beyond the Bank’s control may have a significant impact on the Bank’s operations, including changes in net interest income. Examples of such conditions include: (i) the strength of credit demand by customers; (ii) the introduction and growth of new investment instruments and transaction accounts by nonbank financial competitors; and (iii) changes in the general level of interest rates, including changes resulting from the monetary activities of the Board of Governors of the Federal Reserve System. Economic growth in the Bank’s market areas is dependent upon the local economy. Adverse changes in the economy of the Chicago metropolitan area and other market areas would likely reduce the Bank’s growth rate and could otherwise have a negative effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of the collateral pledged as security therefor.

Increase in interest rates may adversely affect operating results

The Bank’s operating results depend to a large extent on its net interest income, which is the difference between the interest the Bank receives from its loans, securities and other assets and the interest the Bank pays on its deposits and other liabilities. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, international disorders and other factors beyond the control of the Bank may affect interest rates. If generally prevailing interest rates increase, the “net interest spread” of the Bank, which is the difference between the rates of interest earned and the rates of interest paid by the Bank, is likely to contract, resulting in less net interest income. The Bank’s liabilities have shorter terms and are more interest-sensitive than its assets. There can be no assurance that the Bank will be able to adjust its asset and liability positions sufficiently to offset any negative effect of changing market interest rates.

Competition

The Bank faces strong direct competition for deposits, loans and other financial services from other commercial banks, thrifts, credit unions, stockbrokers and finance divisions of auto and farm equipment companies. Some of the competitors are local, while others are statewide or nationwide. Several major multibank holding companies currently operate in the Chicago metropolitan area. Many of these financial institutions are larger than the Bank and have greater access to capital and other resources. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as that imposed on bank holding companies, and federally insured, state-chartered banks and national banks. As a result, such nonbank competitors have advantages over the Bank in providing certain services. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank’s operations. Many of the Bank’s competitors have greater resources to invest in technological improvements. There can be no assurance that the Bank will be able to effectively implement such products and services or be successful in marketing such products and services to its customers.

Government regulation

The Bank is subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Some of the legislative and regulatory changes may benefit the Bank; others, however, may increase its costs of doing business and assist competitors of the Bank. There can be no assurance that state or federal regulators will not, in the future, impose further restriction or limits on the Bank’s activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None as of December 31, 2006.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation nor, to the Company’s knowledge is any material litigation currently threatened against the Company or the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. On November 14, 2006 the Company paid a cash dividend of $581 thousand (declared August 30, 2006), on the outstanding common shares to the stockholder of record on September 1, 2006. These dividends completed the 2005 REIT tax compliance requirements regarding income distributions. On December 29, 2006 the Company paid a cash dividend of $2.0 million declared on November 30, 2006 on the outstanding common shares to the stockholder of record on December 15, 2006.

The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. During 2006, the Company declared $18.4 million in preferred dividends and paid $13.8 million to preferred stockholders. The remaining balance of $4.6 million was paid on January 2, 2007. During 2005, the Company declared and paid cash dividends to preferred stockholders of approximately $18.4 million. Although the Company declared cash dividends on the Preferred Shares for 2006 and 2005, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company’s financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed;

economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

The Company did not purchase or redeem any common or preferred shares during 2006 or 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

	For the Years Ended December 31
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Interest income	$21,442	$19,458	$16,998	$17,678	$19,934
Non-interest income	—	—	1,062	4,158	2,677
Operating expenses:
Loan servicing fees	23	31	44	70	131
Advisory fees	127	122	124	56	43
General and administrative	342	287	362	362	314

Total operating expenses	492	440	530	488	488

Net income	20,950	19,018	17,530	21,348	22,123
Preferred stock dividends	18,438	18,438	18,438	18,438	18,438

Net income available (loss allocated) to common stockholder	$2,512	$580	$(908)	$2,910	$3,685

Basic and diluted earnings (loss) per common share	$2,512	$580	$(908)	$2,910	$3,685

Distributions per preferred share	$1.8438	$1.8438	$1.8438	$1.8438	$1.8438

Balance Sheet Data (end of period):
Total assets	$487,340	$479,875	$489,022	$494,318	$502,042

Total liabilities	$4,731	$129	$134	$84	$96

Total stockholders’ equity	$482,609	$479,746	$488,888	$494,234	$501,946

Cash Flows Data:
Operating activities	$20,760	$19,152	$15,997	$18,046	$19,440

Investing activities	$232	$(421)	$2,826	$3,120	$2,440

Financing activities	$(16,408)	$(18,438)	$(19,342)	$(20,968)	$(21,658)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

Summary

Year Ended December 31, 2006 Compared to December 31, 2005

The Company’s net income for 2006 was $20.9 million. This represented a 10% increase from 2005 net income of $19.0 million. Earnings increased primarily because of higher interest income on earning assets.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2006 was $4.1 million on an average balance of $71 million with an average yield of 4.7% compared to interest income of $1.6 million on an average balance of $65 million with an average yield of 3.0% for 2005. Interest income on the Notes for 2006 totaled $466 thousand and yielded 6.4% on $7.3 million of average principal outstanding compared to $655 thousand and a 6.4% yield on $10.2 million average principal outstanding for 2005. The decrease in interest income from the Notes was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $9 million for 2006 and $13 million for 2005. Interest income on securities available-for-sale for 2006 was $16.8 million, resulting in a yield of 4.4% on an average balance of $382 million compared to interest income of $17.2 million with a yield of 4.1% on an average balance of $418 million for 2005. There were no Company borrowings during either year.

Operating expenses for the year ended December 31, 2006 totaled $492 thousand compared to $440 thousand a year ago. Loan servicing expenses for 2006 totaled $23 thousand, a decrease of $8 thousand or 26% from 2005. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2006 were $127 thousand compared to $122 thousand for the same period a year ago. General and administrative expenses totaled $342 thousand for 2006 and $287 thousand for 2005. The increase is partially due to higher costs for regulatory filings and prior year credits for printing and processing costs received in 2005.

On January 2, 2007, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2006 as declared on November 30, 2006. On December 30, 2005, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2005 as declared on December 2, 2005. For each of the full years, the Company declared $18.4 million of dividends to holders of Preferred Shares for 2006 and 2005, respectively. On December 29, 2006, the Company paid a cash dividend of $2 million declared on November 30, 2006 on the outstanding common shares to the stockholder of record on December 15, 2006. On November 14, 2006, the Company paid a cash dividend of $581 thousand on the outstanding common shares to the stockholder of record on September 1, 2006. The Company made the election under Internal Revenue Code Section 858 (a) to treat this distribution as having been made during 2005.

At December 31, 2006 and 2005, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

Year Ended December 31, 2005 Compared to December 31, 2004

The Company’s net income for 2005 was $19 million. This represented an 8.5% increase from 2004 net income of $17.5 million. Earnings increased primarily because of higher interest income on earning assets.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2005 was $1.6 million compared to $1.1 million in 2004. Interest income on the Notes for 2005 totaled $655 thousand and yielded 6.4% on $10 million of average principal outstanding compared to $907 thousand and a 6.4% yield on $14 million average principal outstanding for 2004. The decrease in interest income from the Notes was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $13 million for 2005 and $18 million for 2004. Interest income on securities available-for-sale for 2005 was $17.2 million, resulting in a yield of 4.1% on an average balance of $418 million compared to interest income of $15.0 million with a yield of 4.3% on an average balance of $353 million for 2004. The increase in interest income on securities available-for-sale was primarily attributable to an increase in the average mortgage-backed securities portfolio. There was $1 million of gains recognized in 2004. There were no Company borrowings during either year.

Operating expenses for the year ended December 31, 2005 totaled $440 thousand compared to $530 thousand in 2004. Loan servicing expenses for 2005 totaled $31 thousand, a decrease of $13 thousand or 30% from 2004. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2005 were $122 thousand compared to $124 thousand for 2004. General and administrative expenses totaled $287 thousand for 2005 and $362 thousand for 2004. The decrease is partially due to reduced 10-K processing costs and legal costs.

On December 30, 2005, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2005 as declared on December 2, 2005. On December 30, 2004, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2004 as declared on December 2, 2004. For each of the full years, the Company declared and paid $18.4 million of dividends to holders of Preferred Shares for 2005 and 2004, respectively. The company made the election under Internal Revenue Code section 858 (a) to treat these distributions as having been made during 2005 and 2004. No cash dividends on common stock were paid during 2005. For the year ended December 31, 2004 there were no common stock dividends declared for the 2004 tax year as there were no earnings available after payment of the preferred dividends. On September 13, 2004 the Company paid a cash dividend of $904 thousand on the outstanding common shares to the stockholder of record on September 6, 2004. These common share dividends completed the Company’s 2003 REIT tax compliance requirements.

At December 31, 2005 and 2004, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

Quarter Ended December 31, 2006 Compared to Quarter Ended December 31, 2005

The Company’s net income for the fourth quarter of 2006 was $5.4 million compared to $4.8 million for the same period in 2005.

Interest income on securities available-for-sale for the current quarter was $4.7 million resulting in a yield of 4.6% on an average balance of $414 million, compared to interest income of $4.1 million with a yield of 4.2% on an average balance of $388 million for the same period a year ago. Interest income on securities purchased under agreement to resell for the current quarter was $772 thousand on an average balance of $46 million resulting in an average yield of 5.0% compared to interest income of $734 thousand on an average balance of $65 million with an average yield of 4.0% for the same period in the year-ago quarter.

There were no Company borrowings during the fourth quarter of 2006 or 2005.

Fourth quarter 2006 operating expenses totaled $159 thousand, an increase of $23 thousand from the fourth quarter of 2005. Advisory fees for the fourth quarter of 2006 were $34 thousand compared to $23 thousand in the prior year’s fourth quarter due to increased costs for processing, recordkeeping and administration. General and administrative expenses totaled $120 thousand in the current quarter compared to $106 thousand for the same period in 2005, primarily due to increased costs for regulatory filings and processing charges.

Allowance for Loan Losses

The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool.

Concentrations of Credit Risk

A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the state’s economy. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $5 million at December 31, 2006 and $7 million at December 31, 2005.

Interest Rate Risk

The Company’s income consists primarily of interest payments on the Mortgage Assets and the securities it holds. If there is a decline in interest rates during a period of time when the Company must reinvest payments of interest and principal with respect to its Mortgage Assets and other interest earning assets, the Company may find it difficult to purchase additional earning assets that generate sufficient income to support payment of dividends on the Preferred Shares. Because the rate at which dividends, if, when and as authorized and declared, are payable on the Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company’s ability to pay dividends on the Preferred Shares.

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

The Company’s principal liquidity needs are to maintain the current portfolio size through the acquisition of additional qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional qualifying assets is funded with the proceeds obtained from repayment of principal balances by individual mortgages or maturities of securities held for sale on a reinvested basis. The payment of dividends on the Preferred Shares will be made from legally available funds, principally arising from operating activities of the Company. The Company’s cash flows from operating activities principally consist of the collection of interest on short term qualifying investments, the Notes and mortgage-backed securities. The Company does not have and does not anticipate having any material capital expenditures.

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

As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $20.8 million provided from operations during 2006 were $405.7 million from the maturities and sales of securities available-for-sale and $10.6 million of sales proceeds from securities purchased from Harris N.A. under agreement to resell. In 2005, the primary sources of funds other than $19.2 million provided from operations were $254.5 million from the maturities and sales of securities available-for-sale. The primary uses of funds for 2006 were $418.3 million in purchases of securities available-for-sale and $13.8 and $2.6 million in preferred stock dividends and common stock dividends paid, respectively. In 2005, the primary uses of funds were $248.4 million in purchases of securities available-for-sale, $18.4 in preferred stock dividends paid and $10.0 million in purchases of securities from Harris N.A. under agreement to resell.

Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” in February 2007. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. Although most of the provisions are elective, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R),” in September 2006. The Statement requires recognition in the statement of condition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and measurement of a plan’s assets and obligations that determine its funded status as of fiscal year-end. The requirement to recognize the funded status of a benefit plan was effective for the Company as of December 31, 2006. The requirement to measure plan assets and obligations is effective for fiscal years ending after December 15, 2008. This should have no impact on the Company’s financial position.

The FASB issued SFAS No. 157, “Fair Value Measurements,” in September 2006. The Statement provides guidance for using fair value to measure assets and liabilities. It clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. SFAS 157 applies when other standards require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of assessing the impact of adopting this Statement on its financial position and results of operations, however the impact is not expected to be material.

The FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” in July 2006. The Interpretation clarifies accounting for uncertainty in income taxes, prescribes a recognition threshold and measurement attribute for the tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of assessing the impact of adoption on its financial position and results of operations, however the impact is not expected to be material.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have an impact on our consolidated financial statements.

Other Matters

As of December 31, 2006, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, the Company had $6.5 million invested in Notes, a decrease of $2.2 million from December 31, 2005. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2006, the Company held $404 million in mortgage-backed securities compared to $374 million at December 31, 2005. At December 31, 2006, the Company held $60 million in U.S. Treasuries compared to $75 million at December 31, 2005. At December 31, 2006, the Company held an investment of $9.9 million in securities purchased from the Bank under agreement to resell compared to $20.5 million at December 31, 2005. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

The Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities.

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

As of December 31, 2006, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information for the Company required to be included in this Report has been made known to them in a timely fashion. There were no changes in the Company’s internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists of five members. The Company does not anticipate that it will require any additional employees because it has retained the Bank to perform certain functions pursuant to the Advisory Agreement described above. Each officer of the Company currently is also an officer of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank’s affiliates. None of the officers, directors or employees of the Company will have a direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets.

Pursuant to terms of the Preferred Shares, the Company’s Independent Directors will consider the interests of the holders of both the Preferred Shares and the Common Stock in determining whether any proposed action requiring their approval is in the best interests of the Company.

The persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held

Paul R. Skubic	58	Chairman of the Board, President
Pamela C. Piarowski	47	Chief Financial Officer
Frank M. Novosel	60	Treasurer, Director
Teresa L. Patton	59	Vice President of Operations
Margaret M. Sulkin	48	Assistant Treasurer
Delbert J. Wacker	75	Director
David J. Blockowicz	64	Director
Forrest M. Schneider	59	Director

The following is a summary of the business experience of the executive officers and directors of the Company:

Mr. Skubic has been Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc. and the Bank since 1990. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a certified public accountant.

Ms. Piarowski, has been Chief Financial Officer of the Company since May 31, 2006, although she previously served as Chief Financial Officer of the Company and Senior Vice-President and Chief Financial Officer of Harris Bankcorp, Inc. from June 2001 through July 2003. In 2003, she was appointed Vice-President, Financial Performance Management Bank of Montreal. In April, 2006 she was appointed Vice-President and Chief Financial Officer, BMO US.

Mr. Novosel has been a Vice President in the Treasury Group of the Bank since 1995. Previously, he served as Treasurer of Harris Bankcorp, Inc., managing financial planning. Mr. Novosel is a Chartered Financial Analyst and a member of the CFA Society of Chicago.

Ms. Patton has been a Vice President in Residential Mortgages at the Bank for 16 years and is currently the Director of Secondary Marketing. Prior to this position she was the Manager of Sales and Delivery for the Residential Mortgage Division. She has been employed by the Bank for over 29 years holding positions in Consumer and Commercial Banking.

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

Mr. Schneider is President and Chief Executive Officer of Lane Industries, Inc. Mr. Schneider is a director of Lane Industries. He has been employed by Lane Industries since 1976. He is a graduate of the University of Illinois where he received his B.S. and masters degree in finance.

Independent Directors

The terms of the Preferred Shares require that, as long as any Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Company’s Independent Directors (as defined in Item 13

(c) below). Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider are the Company’s Independent Directors.

If at any time the Company fails to declare and pay a quarterly dividend payment on the Preferred Shares, the number of directors then constituting the Board of Directors of the Company will be increased by two at the Company’s next annual meeting and the holders of Preferred Shares, voting together with the holders of any other outstanding series of Preferred Stock as a single class, will be entitled to elect two additional directors to serve on the Company’s Board of Directors. Any member of the Board of Directors elected by holders of the Company’s Preferred Shares will be deemed to be an Independent Director for purposes of the actions requiring the approval of a majority of the Independent Directors.

Audit Committee

The Board of Directors of the Company has established an audit committee, with an approved Audit Committee Charter, which will review the engagement of independent accountants and review their independence. The audit committee will also review the adequacy of the Company’s internal accounting controls. The audit committee is comprised of Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider. The Company’s Board of Directors has determined that each member of the audit committee is an audit committee financial expert as defined in rules of the Securities and Exchange Commission. Each audit committee member is independent as defined in rules of the New York Stock Exchange.

Compensation of Directors and Officers

The Company pays the Independent Directors (as defined in Item 13 (c) below) fees for their services as directors. The Independent Directors receive annual compensation of $12,000 plus a fee of $1,000 for each attendance (in person or by telephone) at each meeting of the Board of Directors or the audit committee.

The Company has adopted a code of ethics for its senior officers which is filed as an Exhibit hereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed with respect to the year ended December 31, 2006, the Company believes that all ownership reports were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has not paid and does not currently intend to pay any compensation to its officers or employees or to directors who are not Independent Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

No person owns of record or is known by the Company to own beneficially more than 5% of the outstanding 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A.

(b)	Security Ownership of Management

The following table shows the ownership as of March 1, 2007 of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the officers or directors who own any such shares.

	Name of	Amount of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class

Preferred Stock	Paul R. Skubic	1,300 Shares	.013%
Preferred Stock	Forrest Schneider	2,200 Shares	.022%
Preferred Stock	David J. Blockowicz	1,000 Shares	.01%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with Related Persons

The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company. Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Pamela C. Piarowski, Frank M. Novosel, Teresa L. Patton and Margaret M. Sulkin, are also officers of the Bank

A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2006, the Company received repayments on the Notes of $2 million compared to 2005 repayments of $3 million. In years ended December 31, 2006, 2005 and 2004, the Bank paid interest on the Notes in the amount of $466 thousand, $655 thousand and $907 thousand, respectively, to the Company.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2006, the Company held $9.9 million of such assets and had earned $4.1 million of interest from the Bank during 2006. At December 31, 2005, the Company held $20.5 million of such assets and earned $1.6 million of interest for 2005. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2006, the Bank received payments of $23 thousand and $127 thousand, respectively, compared to $31 thousand and $122 thousand for 2005, under the terms of these agreements.

(b)	Review, Approval or Ratification of Transactions with Related Persons

The terms of the Preferred Shares require that, as long as any Preferred Shares are outstanding, certain actions by the Company, including transactions with the Bank and other related persons, be approved by a majority of the Independent Directors (as defined in the following paragraph).

(c)	Director Independence

The Charter of the Company defines an “Independent Director” as one who is not a current officer or employee of the company or a current director, officer or employee of the Bank or of its affiliates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the year ended December 31, 2006, the Company’s principal accountant billed $57 thousand for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings. For the year ended December 31, 2005, the Company’s principal accountant billed $58 thousand for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the Company’s financial statements outside of those fees disclosed above under “Audit Fees” for the years ended December 31, 2006 and 2005.

Tax Fees

There were no fees billed for tax-related services for the years ended December 31, 2006 and 2005.

All Other Fees

There were no other fees billed to the Company by the Company’s principal accountants other than those disclosed above for the years ended December 31, 2006 and 2005.

Pre-Approval Policies and Procedures

Prior to engaging accountants to perform a particular service, the Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the audit committee and Board of Directors in accordance with its procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed with Report:

(1) Consolidated Financial Statements (See page 22 for a listing of all financial statements included in Item 8)

(2) Financial Statement Schedules

All schedules normally required by Form 10-K are omitted since they are either not applicable or because the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

*3(a)(I)	Articles of Incorporation of the Company
*3(a)(ii)	Form of Articles of Amendment and Restatement of the Company establishing the Series A Preferred Shares
*3(b)	Bylaws of the Company
*4	Specimen of certificate representing Series A Preferred Shares
*10(a)	Form of Servicing Agreement between the Company and the Bank
*10(b)	Form of Advisory Agreement between the Company and the Bank
*10(c)	Form of Bank Loan Agreement between the Company and the Bank
*10(d)	Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14	Code of Ethics for Senior Officers (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
24	Power of attorney
31.1	Certification of Pamela C. Piarowski pursuant to Rule 13a — 14(a)
31.2	Certification of Paul R. Skubic pursuant to Rule 13a — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

Index to Consolidated Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

Harris Preferred Capital Corporation

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income and Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Harris N.A.

Financial Review

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Condition

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2007.

/s/  PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President

/s/  PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 29th day of March 2007.

David J. Blockowicz	Forrest M. Schneider
Frank M. Novosel	Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact

Supplemental Information

No proxy statement will be sent to security holders in 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Harris Preferred Capital Corporation

We have audited the accompanying consolidated balance sheets of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Chicago, Illinois
March 15, 2007

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	December 31
	2006	2005
	(In thousands, except share data)

ASSETS
Cash on deposit with Harris N.A.	$5,284	$700
Securities purchased from Harris N.A. under agreement to resell	9,854	20,500
Notes receivable from Harris N.A	6,512	8,684
Securities available-for-sale:
Mortgage-backed	404,075	373,584
U.S. Treasury	59,948	74,921
Other assets	1,667	1,486

Total assets	$487,340	$479,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$120	$129
Preferred dividends payable	4,611	—

Total liabilities	$4,731	$129

Commitments and contingencies	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	250,000	250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	240,733	240,733
Distributions in excess of earnings	(71)	(2)
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities	(8,054)	(10,986)

Total stockholders’ equity	482,609	479,746

Total liabilities and stockholders’ equity	$487,340	$479,875

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income
and Comprehensive Income

	For the Years Ended December 31
	2006	2005	2004
	(In thousands, except share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$4,132	$1,618	$1,060
Notes receivable from Harris N.A.	466	655	907
Securities available-for-sale:
Mortgage-backed	16,475	17,097	14,973
U.S. Treasury	369	88	58

Total interest income	21,442	19,458	16,998
Non-interest income:
Gain on sale of securities	—	—	1,062

	—	—	1,062
Operating expenses:
Loan servicing fees paid to Harris N.A.	23	31	44
Advisory fees paid to Harris N.A.	127	122	124
General and administrative	342	287	362

Total operating expenses	492	440	530

Net income	20,950	19,018	17,530
Preferred stock dividends	18,438	18,438	18,438

Net income available (loss allocated) to common stockholder	$2,512	$580	$(908)

Basic and diluted earnings (loss) per common share	$2,512	$580	$(908)

Net income	$20,950	$19,018	$17,530
Other comprehensive income (loss) — net unrealized gains (losses) on available-for-sale securities	2,932	(9,722)	(3,534)

Comprehensive income	$23,882	$9,296	$13,990

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006, 2005 and 2004

				(Distributions in
				Excess of	Accumulated
			Additional	Earnings) Earnings	Other	Total
	Preferred	Common	Paid-in	in Excess of	Comprehensive	Stockholders’
	Stock	Stock	Capital	Distributions	Income (Loss)	Equity
	(In thousands except per share data)

Balance at December 31, 2003	$250,000	$1	$240,733	$1,230	$2,270	$494,234

Net income	—	—	—	17,530	—	17,530
Other comprehensive loss	—	—	—	—	(3,534)	(3,534)
Dividends declared on common stock ($904 per share)	—	—	—	(904)	—	(904)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2004	$250,000	$1	$240,733	$(582)	$(1,264)	$488,888

Net income	—	—	—	19,018	—	19,018
Other comprehensive loss	—	—	—	—	(9,722)	(9,722)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2005	$250,000	$1	$240,733	$(2)	$(10,986)	$479,746

Net income	—	—	—	20,950	—	20,950
Other comprehensive income	—	—	—	—	2,932	2,932
Dividends declared on common stock ($2,581.00 per share	—	—	—	(2,581)	—	(2,581)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2006	$250,000	$1	$240,733	$(71)	$(8,054)	$482,609

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2006	2005	2004
	(In thousands)

Operating Activities:
Net income	$20,950	$19,018	$17,530
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	—	(1,062)
Net (increase) decrease in other assets	(181)	139	(521)
Net (decrease) increase in accrued expenses	(9)	(5)	50

Net cash provided by operating activities	20,760	19,152	15,997

Investing Activities:
Net decrease (increase) in securities purchased from Harris N.A. under agreement to resell	10,646	(10,000)	1,000
Repayments of notes receivable from Harris N.A.	2,172	3,445	4,418
Decrease in securing mortgage collections due from Harris N.A.	—	53	336
Purchases of securities available-for-sale	(418,311)	(248,441)	(676,706)
Proceeds from sales of securities available-for-sale	—	—	51,458
Proceeds from maturities/redemptions of securities available-for-sale	405,725	254,522	622,320

Net cash provided by (used in) investing activities	232	(421)	2,826

Financing Activities:
Cash dividends paid on preferred stock	(13,827)	(18,438)	(18,438)
Cash dividends paid on common stock	(2,581)	—	(904)

Net cash used in financing activities	(16,408)	(18,438)	(19,342)

Net increase (decrease) in cash on deposit with Harris N.A	4,584	293	(519)
Cash on deposit with Harris N.A. at beginning of year	700	407	926

Cash on deposit with Harris N.A. at end of year	$5,284	$700	$407

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation

Harris Preferred Capital Corporation (the “Company”) is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of a limited recourse note or notes (the “Notes”) issued by Harris N.A. (the “Bank”) secured by real estate mortgage assets (the “Securing Mortgage Loans”) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in the Code Sections 856-860. All of the 1,000 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Preferred Shares”), $1.00 par value, is outstanding. The Company was formed to provide the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

On February 11, 1998, the Company completed an initial public offering (the “Offering”) of 10,000,000 shares of the Company’s Preferred Shares, receiving proceeds of $242,125,000, net of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange. Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $250 million to the Company.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with the Bank.

Allowance for Probable Loan Losses

The allowance for probable loan losses is maintained at a level considered adequate to provide for probable loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management’s estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2006 and 2005, no allowance for probable loan losses was recorded under this policy.

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

Harris Preferred Capital Corporation

Notes to Consolidated Financial Statements — (Continued)

Securities

The Company classifies all securities as available-for-sale, even if the Company has no current plans to divest. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity.

Interest income on securities, including amortization of discount or premium on an effective yield basis, is included in earnings. Realized gains and losses, as a result of securities sales, are included in gain on sale of securities in the consolidated statement of income, with the cost of securities sold determined on the specific identification basis.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term assets and are reflected as securities purchased under agreement to resell in the consolidated balance sheet. Securities purchased under agreement to resell totaled $9.9 million at December 31, 2006 compared to $20.5 million at December 31, 2005. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company’s account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company’s interest in these securities.

The Company’s investment securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect the carrying value of investments in securities available-for-sale currently reported in the consolidated balance sheet.

In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management is whether the Company will be able to collect all amounts due according to the contractual terms of the investment. Such a determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: whether the fair value is significantly below cost and the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated. In addition, it may be necessary for the Company to demonstrate its ability and intent to hold a debt security to maturity.

New Accounting Pronouncements

. The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” in February 2007. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. Although most of the provisions are elective, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”, in September 2006. The Statement requires recognition in the statement of condition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and measurement of a plan’s assets and obligations that determine its funded status as of fiscal year-end. The requirement to recognize the funded status of a benefit plan was effective for the Bank as of December 31, 2006. The requirement to measure plan assets and obligations is effective for fiscal years ending after December 15, 2008. This should have no impact on the Company’s financial position.

Harris Preferred Capital Corporation

Notes to Consolidated Financial Statements — (Continued)

The FASB issued SFAS No. 157, “Fair Value Measurements,” in September 2006. The Statement provides guidance for using fair value to measure assets and liabilities. It clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. SFAS 157 applies when other standards require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of assessing the impact of adopting this Statement on its financial position and results of operations, however the impact is not expected to be material.

The FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” in July 2006. The Interpretation clarifies accounting for uncertainty in income taxes, prescribes a recognition threshold and measurement attribute for the tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of assessing the impact of adoption on its financial position and results of operations, however the impact is not expected to be material.

In September 2006, the SEC released Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements, or SAB No. 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The SEC staff concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 in the fourth quarter of 2006 did not have an impact on our consolidated financial statements.

Management’s Estimates

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

On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Securing Mortgage Loans. During 2006, the Company received repayments on the Notes of $2.2 million compared to 2005 repayments of $3.4 million. For years ended December 31, 2006, 2005 and 2004, the Bank paid interest on the Notes in the amount of $466 thousand, $655 thousand and $907 thousand, respectively, to the Company.

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

Harris Preferred Capital Corporation

Notes to Consolidated Financial Statements — (Continued)

The Company intends that each mortgage loan securing the Notes will represent a first lien position and will be originated in the ordinary course of the Bank’s real estate lending activities based on the underwriting standards generally applied (at the time of origination) for the Bank’s own account. The Company also intends that all Mortgage Assets held by the Company will meet market standards, and servicing guidelines promulgated by the Company, and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines and procedures.

The balance of Securing Mortgage Loans at December 31, 2006 and 2005 was $8 million and $11 million, respectively. The weighted average interest rate on those loans at December 31, 2006 and 2005 was 7.478% and 6.725%, respectively.

None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2006 or 2005.

A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in Illinois is, in part, dependent on that state’s economy. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $5 million at December 31, 2006 and $7 million at December 31, 2005.

4.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2006				December 31, 2005
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)

Available-for-Sale Securities
Mortgage-backed	$412,128	643	$8,696	$404,075	$384,570	—	$10,986	$373,584
U.S. Treasury Bills	59,949	—	1	59,948	74,921	—	—	74,921

Total Securities	$472,077	$643	$8,697	$464,023	$459,491	$—	$10,986	$448,505

The following table summarizes mortgage-backed securities with unrealized losses as of December 31, 2006 and 2005, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. As of December 31, 2006 and 2005 there were 29 and 20 securities, respectively that were in a loss position for 12 or more months. Management believes that all of the unrealized losses are temporary, due to the unrealized losses on investments in mortgage-backed securities and U.S. Treasuries being caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the

Harris Preferred Capital Corporation

Notes to Consolidated Financial Statements — (Continued)

Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

December 31, 2006

	Length of Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury bills	$59,948	$1	$—	$—	$59,948	$1
Mortgage-backed	—	—	309,534	8,696	309,534	8,696

Total	$59,948	$1	$309,534	$8,696	$369,482	$8,697

December 31, 2005

Length of Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)

Mortgage-backed	$89,256	$1,791	$284,328	$9,195	$373,584	$10,986

The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized	Fair
	Cost	Value

Maturities:
Within 1 year	$59,949	$59,948
1 to 5 years	89,677	88,087
5 to 10 years	47,669	46,468
Over 10 years	274,782	269,520

Total Securities	$472,077	$464,023

5.	Common and Preferred Stock

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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are

Harris Preferred Capital Corporation

Notes to Consolidated Financial Statements — (Continued)

payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends declared to the holders of the Preferred Shares for the years ended December 31, 2006 and 2005 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2006 and 2005 were 100% of ordinary income. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2004 were 87.7% of ordinary income, 7.4% of capital gain and 4.9% return of capital.

On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. On December 29, 2006, the Company paid a cash dividend of $2 million declared on November 30, 2006 on the outstanding common shares to the stockholder of record on December 15, 2006. On November 14, 2006 the Company paid a cash dividend of $581 thousand on the outstanding common shares to the stockholder of record on September 1, 2006. These common share dividends completed the Company’s 2005 REIT tax compliance requirements.

6.	Transactions with Affiliates

The Company entered into an advisory agreement (the “Advisory Agreement”) with the Bank pursuant to which the Bank administers the day-to-day operations of the Company. The Bank is responsible for (i) monitoring the credit quality of Mortgage Assets held by the Company; (ii) advising the Company with respect to the reinvestment of income from and payments on, and with respect to, the acquisition, management, financing, and disposition of the Mortgage Assets held by the Company; and (iii) monitoring the Company’s compliance with the requirements necessary to qualify as a REIT.

The Advisory Agreement in effect for 2006, 2005 and 2004 entitled the Bank to receive advisory fees of $127 thousand, $122 thousand, and $124 thousand, respectively for processing, recordkeeping, legal, management and other services.

The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the “Servicing Agreement”). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2006, 2005, and 2004 the Bank received payments of $23 thousand, $31 thousand and $44 thousand, respectively.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2006, the Company held $9.9 million of such assets and had earned $4.1 million of interest from the Bank during 2006. At December 31, 2005, the Company held $20.5 million of such assets and earned $1.6 million of interest for 2005. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

7.	Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8.	Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2006 and 2005, there was no pending litigation against the Company.

Harris Preferred Capital Corporation

Notes to Consolidated Financial Statements — (Continued)

9.	Quarterly Financial Information (unaudited)

The following table sets forth selected quarterly financial data for the Company:

	Year Ended December 31, 2006				Year Ended December 31, 2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

Total interest income	$5,137	$5,276	$5,423	$5,606	$4,775	$4,862	$4,891	$4,930
Total operating expenses	123	114	96	159	134	82	88	136

Net income	5,014	5,162	5,327	5,447	4,641	4,780	4,803	4,794
P referred dividends	4,609	4,609	4,609	4,611	4,609	4,609	4,609	4,611

Net income available to common stockholder	$405	$553	$718	$836	$32	$171	$194	$183

Basic and diluted earnings per common share	$405.00	$553.00	$718.00	$836.00	$32.00	$171.00	$194.00	$183.00

Financial Statements of Harris N.A.

The following unaudited financial information and audited financial statements for Harris N.A. are included because the Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

On May 27, 2005, Harris Bankcorp, Inc., the Bank’s parent company, consolidated 26 of its separate bank subsidiaries in Illinois (including Harris Trust and Savings Bank, the parent company of Harris Capital Holdings, Inc. at that date) into one national bank, Harris N.A. Each outstanding share of the Company’s Series A Preferred Stock became automatically exchangeable for one newly issued preferred share of Harris N.A. under the same exchange conditions previously in existence for preferred shares of Harris Trust and Savings Bank, except that the primary regulator for purposes of the exchange conditions will be the Office of the Comptroller of the Currency, not the Board of Governors of the Federal Reserve Bank. References herein to the “Bank” for those times prior to the charter consolidation are intended to refer to Harris Trust and Savings Bank.

Financial statements are presented for the Bank using the historical cost basis for all combining entities, similar to pooling-of-interests accounting. Results for prior periods have been restated assuming the combination had taken place before the earliest period presented.

HARRIS N.A.

Certain Information Regarding Harris N.A.

Harris N.A. (“the Bank”) is an Illinois banking operation located at 111 West Monroe Street, Chicago, Illinois 60603. The Bank is a wholly-owned subsidiary of Harris Bankcorp, Inc. (“Bankcorp”), a multibank holding company incorporated under the laws of the State of Delaware, headquartered in Chicago and registered under the Bank Holding Company Act of 1956, as amended. Bankcorp is a wholly-owned subsidiary of Harris Financial Corp. (“HFC”). Bankcorp also owns three other banks, one with locations in Arizona, Florida and Washington, one with locations in Indiana and one wholesale bank located in Illinois. HFC is a wholly-owned subsidiary of Bank of Montreal (“BMO”). At December 31, 2006, Bankcorp assets amounted to $42.5 billion, with the Bank representing approximately 98 percent of that total.

On August 26, 2006 Bankcorp consolidated one of its bank subsidiaries, Mercantile National Bank of Indiana, with and into the Bank. This transaction was recorded at its carrying value and prior year financial statements have been restated.

On February 17, 2006 Bankcorp consolidated one of its bank subsidiaries, New Lenox State Bank, with and into the Bank. This transaction was recorded at its carrying value and prior year financial statements have been restated.

On December 1, 2005 Bankcorp acquired Edville Bankcorp, Inc. and its subsidiary Villa Park Trust and Savings Bank (“Villa Park Bank”). On December 3, 2005 Bankcorp consolidated Villa Park Bank with and into the Bank.

On May 27, 2005 Bankcorp consolidated 26 of its individually chartered bank subsidiaries (including Harris Trust and Savings Bank) into one national bank, Harris N.A. The combination was recorded at historical carrying value and prior year financial statements have been restated.

The Bank, a federally-chartered bank, has its principal office, 201 domestic branch offices and 551 automated teller machines located in the Chicago area. The Bank also has offices in Atlanta, Los Angeles, Boston and San Francisco and a foreign branch office in Nassau. At December 31, 2006, the Bank had total assets of $41.8 billion, total deposits of $30.1 billion, total loans of $25.4 billion and equity capital of $3.3 billion.

The Bank provides a broad range of banking and financial services to individuals and corporations domestically and abroad, including corporate banking, personal and commercial financial services, personal trust services and investment services. The Bank also offers (i) demand and time deposit accounts; (ii) various types of loans (including term, real estate, revolving credit facilities and lines of credit); (iii) sales and purchases of foreign currencies; (iv) interest rate management products (including swaps, forward rate agreements and interest rate guarantees); (v) cash management services; (vi) underwriting of municipal bonds; (vii) financial consulting; and (viii) a wide variety of personal trust and trust-related services.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2006 Compared to 2005

Summary

The Bank had 2006 net income of $207.9 million, a decrease of $6.9 million or 3 percent from 2005. Return on equity (“ROE”) was 6.47 percent in the current year compared to 7.26 percent in the prior year. Return on assets (“ROA”) was 0.53 percent compared to 0.62 percent a year ago.

Net interest income was $838.0 million, down $0.4 million from $838.4 million in 2005. Average interest earning assets grew 13.6 percent from $31.28 billion to $35.54 billion in the current year primarily attributable to an increase of $2.4 billion in average loans and an increase of $1.2 billion in average money market assets. Net interest margin decreased from 2.75 percent to 2.45 percent in 2006. This decline primarily reflects a flat yield curve thereby reducing spreads on earning assets and related funding and a greater reliance on deposits and wholesale funding. This was partially offset by growth in interest earning assets, primarily the loan and money market portfolios.

The provision for loan losses was $21.7 million in 2006 compared to $19.5 million in 2005. Net loan charge-offs during the current year were $30.8 million compared to $16.5 million in the same period last year, reflecting higher write-offs primarily in the residential and installment loan portfolios. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan loss.

Noninterest income was $417.6 million, an increase from the 2005 amount of $412.3 million. This increase was primarily attributable to a $31.2 million increase in net securities gains, a $6.2 million increase in money market and bond trading profits, a $6.1 million increase in service charges and fees, a $5.7 million increase in syndication fees and increases in mutual fund fees, commissions and bank owned life insurance income. These increases were largely offset by a $16.6 million decrease in intercompany service charge revenue, a $16.2 million decrease in trust and investment management fees, a $4.8 million decrease in loan service fees, a $4.3 million decrease in referral fees and decreases in letter of credit fees, foreign exchange income and fixed asset disposal gains.

Noninterest expense of $940.8 million in 2006 increased $21.3 million or 2 percent from last year. The increase was primarily attributable to a $14.9 million increase in intercompany service charge expenses, a $5.8 million increase in equipment expenses, a $4.6 million increase in net occupancy costs related to the sale of a major building in 2005, and additional marketing and expert services costs. These increases were largely offset by $7.8 million of reduced salaries and other compensation expenses. Income taxes decreased $11.7 million, reflecting lower pretax income in 2006.

Nonperforming assets at December 31, 2006 totaled $164 million or 0.64 percent of total loans, compared to $139 million or 0.57 percent a year earlier. At December 31, 2006, the allowance for loan losses was $323 million, equal to 1.27 percent of loans outstanding compared to $332 million at the end of 2005, equal to 1.36 percent of loans outstanding. The ratio of the allowance for loan losses to nonperforming assets was 197 percent at December 31, 2006 compared to 239 percent at December 31, 2005.

At December 31, 2006 consolidated stockholder’s equity of the Bank amounted to $3.35 billion, up from $3.07 billion at December 31, 2005. In 2006 the Bank issued 287,000 shares of common stock to Bankcorp in consideration for a $150 million cash capital infusion to support certain business initiatives. The Bank paid $72 million in dividends on common stock in 2006 compared to $90 million in the prior year.

The Bank’s regulatory capital leverage ratio was 8.06 percent at December 31, 2006 compared to 8.66 percent at December 31, 2005. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2006, the Bank’s Tier 1 and total risk based capital ratios were 9.69 percent and 11.49 percent, respectively, compared to respective ratios of 9.57 percent and 11.57 percent at December 31, 2005.

2005 Compared to 2004

Summary

The Bank had 2005 net income of $214.9 million, a decrease of $39.0 million or 15 percent from 2004. Return on equity (“ROE”) was 7.26 percent in 2005 compared to 9.57 percent in 2004. Return on assets (“ROA”) was 0.62 percent compared to 0.82 percent in 2004.

Net interest income was $838.4 million, up $36.0 million or 5 percent from $802.4 million in 2004. Average interest earning assets grew 12 percent from $27.96 billion to $31.28 billion in 2005 primarily attributable to an increase of $3.2 billion in average loans. Net interest margin decreased from 2.94 percent to 2.75 percent in 2005. This decline primarily reflects a flat yield curve thereby reducing spreads on interest earning assets and related funding and a greater reliance on wholesale funding. This was partially offset by growth in the loan portfolio, which accounted for virtually the entire increase in interest earning assets.

The provision for loan losses was $19.5 million in 2005 compared to $23.8 million in 2004. Net loan charge-offs during 2005 were $16.5 million compared to $30.4 million in 2004, reflecting lower write-offs in the corporate loan portfolio. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan loss.

Noninterest income was $412.3 million, a decrease from the 2004 amount of $464.6 million. This decrease was primarily attributable to a $26.4 million decrease in net securities gains, a $7.7 million gain recognized in 2004 on the termination of a swap, a $7.1 million gain recognized in 2004 on a loan restructuring, a $7.1 million decrease in mortgage servicing fees, a $4.0 million decrease in money market and bond trading profits and a $3.1 million decrease in letter of credit fees. These decreases were partially offset by increased bank-owned insurance income and trust and investment management fees.

Noninterest expense of $919.4 million in 2005 increased $52.3 million or 6 percent from last year. The increase primarily attributable to $39.5 million of additional expenses incurred during 2005 related to the 2004 acquisitions of Mercantile Bancorp, Inc. (December 30, 2004), New Lenox Holding Company and New Lenox State Bank (June 1, 2004), additional occupancy costs related to the sale of a major building in 2005 and higher intercompany services. These increases were partially offset by reduced communication and delivery costs. Income taxes decreased $25.3 million, reflecting lower pretax income in 2005.

Nonperforming assets at December 31, 2005 totaled $139 million or 0.57 percent of total loans, compared to $147 million or 0.73 percent a year earlier. At December 31, 2005, the allowance for loan losses was $332 million, equal to 1.36 percent of loans outstanding compared to $327 million at the end of 2004, equal to 1.52 percent of loans outstanding. The ratio of the allowance for loan losses to nonperforming assets was 239 percent at December 31, 2005 compared to 222 percent at December 31, 2004.

At December 31, 2005 consolidated stockholder’s equity of the Bank amounted to $3.07 billion, up from $2.90 billion at December 31, 2004. In 2005 Villa Park Trust and Savings Bank (“Villa Park”), a wholly owned subsidiary of Harris Bankcorp, Inc., was merged with and into the Bank. At the time, Villa Park total assets were $329 million and total deposits were $260 million. The impact on the Bank’s stockholder’s equity was an increase of $62 million. The combination was recorded using historical carrying values for Villa Park as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 61,256 shares of common stock to Bankcorp. The Bank paid $90 million in dividends on common stock in 2005.

The Bank’s regulatory capital leverage ratio was 8.66 percent at December 31, 2005 compared to 8.72 percent at December 31, 2004. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2005, the Bank’s Tier 1 and total risk based capital ratios were 9.57 percent and 11.57 percent, respectively, compared to respective ratios of 10.55 percent and 12.89 percent at December 31, 2004. The 2005 year-end risk-based capital ratios marginally dropped from the previous year due to a proportionately higher increase in risk-weighted assets over Tier 1 capital; however, year-end ratios substantially exceeded minimum required regulatory ratios of 4.0 percent and 8.0 percent, respectively.

INDEPENDENT AUDITORS’ REPORT

To the Stockholder and Board
of Directors of Harris N.A.

We have audited the accompanying consolidated statements of condition of Harris N.A. (an indirect wholly-owned subsidiary of Bank of Montreal) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholder’s equity and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of Harris N.A.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris N.A. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

Chicago, Illinois
March 28, 2007

Harris N.A. and Subsidiaries

Consolidated Statements of Condition

	December 31
	2006	2005
	(In thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,084,959	$1,399,415
Money market assets:
Interest-bearing deposits at banks	944,116	1,007,667
Federal funds sold	672,760	258,915
Securities available-for-sale (including $5.15 billion and $3.80 billion of securities pledged as collateral for repurchase agreements at December 31, 2006 and December 31, 2005, respectively)	10,713,910	6,573,222
Trading account assets	220,716	181,121
Loans	25,402,554	24,347,528
Allowance for loan losses	(322,742)	(331,838)

Net loans	25,079,812	24,015,690
Loans held for sale	34,451	32,364
Premises and equipment	474,073	448,144
Bank-owned insurance	1,155,925	1,115,172
Goodwill and other intangible assets	395,140	416,498
Other assets	989,965	810,818

Total assets	$41,765,827	$36,259,026

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$6,232,744	$6,480,021
— interest-bearing	22,855,715	17,882,772
Deposits in foreign offices — interest-bearing	1,030,838	1,270,741

Total deposits	30,119,297	25,633,534
Federal funds purchased	476,000	927,990
Securities sold under agreement to repurchase	3,475,839	2,488,493
Short-term borrowings	1,261,679	2,037,770
Short-term senior notes	100,000	800,000
Accrued interest, taxes and other expenses	205,942	159,854
Accrued pension and post-retirement	170,853	97,577
Other liabilities	1,070,554	247,505
Minority interest — preferred stock of subsidiary	250,000	250,000
Long-term notes — senior	996,500	250,000
Long-term notes — subordinated	292,750	292,750

Total liabilities	38,419,414	33,185,473

Stockholder’s Equity
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 14,303,361 and 14,016,361 shares at December 31, 2006 and December 31, 2005, respectively	143,034	140,164
Surplus	1,489,521	1,327,828
Retained earnings	1,811,497	1,675,548
Accumulated other comprehensive loss	(97,639)	(69,987)

Total stockholder’s equity	3,346,413	3,073,553

Total liabilities and stockholder’s equity	$41,765,827	$36,259,026

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Income

	For the Years Ended December 31
	2006	2005	2004
	(In thousands)

Interest Income
Loans	$1,572,148	$1,268,435	$969,450
Money market assets:
Deposits at banks	14,497	10,680	5,421
Federal funds sold	36,362	8,608	3,451
Trading account assets	10,085	5,203	2,396
Securities available-for-sale:
U.S. Treasury and federal agency	297,007	174,305	136,771
State and municipal	23,651	20,299	19,619
Other	22,060	16,945	11,028

Total interest income	1,975,810	1,504,475	1,148,136

Interest Expense
Deposits	741,873	458,114	259,664
Short-term borrowings	307,646	159,114	55,966
Short-term senior notes	17,106	14,555	3,238
Minority interest — dividends on preferred stock of subsidiary	18,437	18,437	18,438
Long-term notes — senior	36,662	5,123	—
Long-term notes — subordinated	16,063	10,758	8,437

Total interest expense	1,137,787	666,101	345,743

Net Interest Income	838,023	838,374	802,393
Provision for loan losses	21,698	19,522	23,845

Net Interest Income after Provision for Loan Losses	816,325	818,852	778,548

Noninterest Income
Trust and investment management fees	79,445	95,600	93,256
Money market and bond trading	14,204	8,026	11,994
Foreign exchange	4,600	5,635	5,850
Service charges and fees	136,029	129,946	131,250
Securities gains (losses)	30,817	(415)	26,026
Bank-owned insurance	44,938	42,754	40,355
Gain from loan restructuring	—	—	7,131
Letter of credit fees	19,035	20,230	23,360
Syndication fees	16,044	10,375	11,655
Other	72,459	100,164	113,703

Total noninterest income	417,571	412,315	464,580

Noninterest Expenses
Salaries and other compensation	362,140	369,925	367,374
Pension, profit sharing and other employee benefits	110,760	112,496	106,794
Net occupancy	80,071	75,456	61,182
Equipment	63,688	57,864	56,501
Marketing	42,951	38,504	37,266
Communication and delivery	25,306	24,108	24,326
Expert services	32,212	27,883	24,659
Contract programming	31,219	33,406	31,137
Intercompany services	57,847	42,977	33,542
Other	113,044	115,283	106,040
Amortization of intangibles	21,521	21,547	18,282

Total noninterest expenses	940,759	919,449	867,103

Income before income taxes	293,137	311,718	376,025
Applicable income taxes	85,188	96,839	122,184

Net Income	$207,949	$214,879	$253,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31
	2006	2005	2004
	(In thousands)

Net income	$207,949	$214,879	$253,841
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized loss on derivative instruments, net of tax benefit $2,715 in 2006, $10,757 in 2005 and $3,098 in 2004	(6,137)	(18,316)	(5,274)
Less reclassification adjustment for losses included in net income, net of tax benefit of $4,129 in 2006, $2,636 in 2005 and $0 in 2004	7,030	4,488	—
Minimum pension liability adjustment net of tax (benefit) expense of $0 in 2006, $877 in 2005 and $6,231 in 2004	—	2,337	4,829
Unrealized losses on available-for-sale securities:
Unrealized holding gains (losses) arising during period, net of tax (expense) benefit of ($19,498) in 2006, $7,828 in 2005 and $29,501 in 2004	32,647	(14,317)	(47,828)
Less reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($12,019) in 2006, $162 in 2005 and ($10,150) in 2004	(18,798)	253	(15,876)

Other comprehensive income (loss)	14,742	(25,555)	(64,149)

Comprehensive income	$222,691	$189,324	$189,692

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Statements of Changes in Stockholder’s Equity

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholder’s
	Stock	Surplus	Earnings	Income (Loss)	Equity
	(In thousands except per share
				data)

Balance at December 31, 2003	$133,873	$1,020,205	$1,344,483	$19,717	$2,518,278
Stock option exercise	—	7,311	—	—	7,311
Tax benefit from stock option exercise	—	5,068	—	—	5,068
Contribution of parent’s banking assets	5,678	242,354	71,593	668	320,293
Net income	—	—	253,841	—	253,841
Dividends — ($9.90 per common share)	—	—	(133,150)	—	(133,150)
Dividends — ($0.025 per preferred share)	—	—	(124)	—	(124)
Adjustment of prior quarters’ preferred dividends	—	—	766	—	766
Non-cash dividend of subsidiary	—		(5,357)	—	(5,357)
Other comprehensive loss	—	—	—	(64,817)	(64,817)

Balance at December 31, 2004	139,551	1,274,938	1,532,052	(44,432)	2,902,109
Stock option exercise	—	3,004	—	—	3,004
Tax benefit from stock option exercise	—	6,882	—	—	6,882
Contribution of parent’s banking assets	613	43,004	18,679	—	62,296
Net income	—	—	214,879	—	214,879
Dividends — ($6.67 per common share)	—	—	(90,000)	—	(90,000)
Dividends — ($0.025 per preferred share)	—	—	(62)	—	(62)
Other comprehensive loss	—	—	—	(25,555)	(25,555)

Balance at December 31, 2005	140,164	1,327,828	1,675,548	(69,987)	3,073,553
Stock option exercise	—	2,743	—	—	2,743
Tax benefit from stock option exercise	—	11,820	—	—	11,820
Net income	—	—	207,949	—	207,949
Dividends — ($5.17 per common share)	—	—	(72,000)	—	(72,000)
Issuance of common stock	2,870	147,130	—	—	150,000
Other comprehensive income	—	—	—	14,742	14,742
Adoption to initially apply SFAS No. 158, net of tax of $22,446	—	—	—	(42,394)	(42,394)

Balance at December 31, 2006	$143,034	$1,489,521	$1,811,497	$(97,639)	$3,346,413

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2006	2005	2004
	(In thousands)

Operating Activities:
Net Income	$207,949	$214,879	$253,841
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	21,698	19,522	23,845
Depreciation and amortization, including intangibles	61,173	99,882	115,898
Deferred tax expense (benefit)	23,668	(4,792)	8,605
Tax benefit from stock options exercise	11,820	6,882	5,068
Net securities (gains) losses	(30,817)	415	(26,026)
Increase in bank-owned insurance	(40,753)	(42,666)	(39,560)
Trading account net cash sales (purchases)	486,822	(52,948)	(27,550)
(Increase) decrease in accrued interest receivable	(52,694)	(33,085)	(8,423)
Increase (decrease) in accrued interest payable	28,488	26,803	1,927
Increase (decrease) in other accrued expenses	19,907	(31,759)	13,496
Origination of loans held for sale	(271,446)	(440,026)	(338,782)
Proceeds from sale of loans held for sale	271,193	453,856	465,839
Net gain on loans held for sale	(1,834)	(2,771)	(1,576)
Net change in pension and post retirement benefits	8,437	(4,247)	701
Net change in due from parent	90,072	(33,671)	(17,529)
Recoveries on charged-off loans	26,171	27,813	33,874
Other, net	63,321	(106,306)	48,853

Net cash provided by operating activities	923,175	97,781	512,501

Investing Activities:
Net decrease (increase) in interest-bearing deposits at banks	63,551	(302,351)	(280,751)
Net increase in Federal funds sold	(413,845)	(148,435)	(16,908)
Proceeds from sales of securities available-for-sale	3,357,587	216,318	2,610,520
Proceeds from maturities of securities available-for-sale	11,943,422	5,553,039	3,099,331
Purchases of securities available-for-sale	(19,365,471)	(4,865,064)	(4,940,694)
Net increase in loans	(1,111,523)	(2,717,021)	(3,498,571)
(Purchases) sales of premises and equipment	(84,653)	44,973	(122,611)
Other, net	—	—	2,139

Net cash used in by investing activities	(5,610,932)	(2,218,541)	(3,147,545)

Financing Activities:
Cash (disbursed) received in contribution of parent’s banking assets	—	(5,935)	199,047
Net increase in deposits	4,485,763	1,106,327	2,478,524
Net increase (decrease) in Federal funds purchased and securities sold under agreement to repurchase	535,356	(1,079,589)	162,065
Net (decrease) increase in other short-term borrowings	(776,091)	1,756,556	(172,467)
Net (decrease) increase in short-term senior notes	(700,000)	600,000	200,000
Proceeds from issuance of long-term senior notes	746,500	250,000	—
Proceeds from issuance of long-term subordinated notes	—	—	206,250
Repayment of long-term subordinated notes	—	—	(225,000)
Proceeds from issuance of common stock	150,000	—	—
Cash dividends paid on common stock	(72,000)	(90,000)	(133,150)
Cash dividends paid on preferred stock	—	(62)	—
Retirement of preferred stock	—	(5,000)	—
Net proceeds from stock options exercise	2,743	3,004	7,311
Excess tax benefit from stock options exercise	1,030	—	—
Cash portion of dividend of non-bank subsidiary	—	—	(5,066)

Net cash provided by financing activities	4,373,301	2,535,301	2,717,514

Net (decrease) increase in cash and demand balances due from banks	(314,456)	414,541	82,470
Cash and demand balances due from banks at January 1	1,399,415	984,874	902,404

Cash and demand balances due from banks at December 31	$1,084,959	$1,399,415	$984,874

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,109,299	$639,298	$343,815
Income taxes	$116,617	$56,807	$43,651
Financing activity affecting assets and liabilities but not resulting in cash flows:
Net increase in assets and liabilities due to contribution of parent’s banking assets	$—	$68,231	$121,246

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of consolidation and nature of operations

Harris N.A. is a wholly-owned subsidiary of Harris Bankcorp, Inc. (“Bankcorp”), a Delaware corporation which is a wholly-owned subsidiary of Harris Financial Corp. (“HFC”), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal (“BMO”). Throughout these Notes to Consolidated Financial Statements, the term “Bank” refers to Harris N.A. and subsidiaries.

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

The Bank provides banking, trust and other services domestically and internationally through the main banking facility and four active nonbank subsidiaries. The Bank provides a variety of financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; financial consulting; and personal trust and trust-related services.

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

Derivative instruments that are used in the management of the Bank’s risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. On the date that the Bank enters into a derivative contract, it designates the derivative as a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment, a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability, a foreign currency fair value or cash flow hedge.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument continues to be recorded on the balance sheet at fair value but the hedged item is no longer adjusted for changes in fair value that are attributable to the hedged risk. The carrying amount of the hedged item, including the basis adjustments from hedge accounting, is accounted for in accordance with applicable generally accepted accounting principles. For a hedged loan, the basis adjustment is amortized over its remaining life. When hedge accounting is discontinued because the hedged item in a fair value hedge no longer meets the definition of a firm commitment, the derivative instrument continues to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment is removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because a cash flow hedge is no longer highly effective, the gain or loss on the derivative that is in accumulated other comprehensive income (“AOCI”) remains there until earnings are impacted by the hedged item and the derivative instrument is marked to market through earnings. When hedge accounting is discontinued because it is no longer probable that the forecasted transaction in a cash flow hedge will occur, the gain or loss on the derivative that was in AOCI is recognized immediately in earnings and the derivative instrument is marked to market through earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.

Derivative instruments that are entered into for risk management purposes and do not otherwise qualify for hedge accounting are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change.

Derivative instruments that are used as part of the Bank’s dealer and trading activities are marked to market and the resulting unrealized gains and losses are recognized in noninterest income in the period of change.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Trading account assets are reported at fair value with unrealized gains and losses included in trading account income, which also includes realized gains and losses from closing such positions. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholder’s equity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management is whether the Bank will be able to collect all amounts due according to the contractual terms of the investment. Such a determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: whether the fair value is significantly below cost and the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; management’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated.

Loans, loan fees and commitment fees

Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and deferred origination costs. Origination fees collected and origination costs incurred on commercial loans, loan commitments, mortgage loans, consumer loans and standby letters of credit (except loans held for sale) are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. The Bank’s Consolidated Statements of Condition included approximately $21 million of deferred origination costs net of deferred loan-related fees at December 31, 2006 and $0.3 million of deferred loan-related fees net of deferred origination costs at December 31, 2005.

In conjunction with its mortgage and commercial banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are classified as held for sale and are included in “Loans held for sale” on the Bank’s Consolidated Statements of Condition. The loans are carried at the lower of allocated cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized and are included as part of the basis of the loan at time of sale. Realized gains and unrealized losses are included in other noninterest income.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

current and future payments are reasonably assured. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

Commercial and commercial real estate loans are charged off when, in management’s opinion, the loan is deemed uncollectible. Consumer installment loans are charged off when 120 days past due. Consumer revolving loans are charged off when 180 days past due. Accrued interest on these loans is charged against interest income. Consumer installment and consumer revolving loans are not normally placed on nonaccrual status.

Commercial loan commitments and letters of credit are executory contracts and the notional balances are not reflected on the Bank’s Consolidated Statements of Condition. Fees earned over the life of the facility.

Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan’s effective interest rate) or, alternatively, at the loan’s observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due for principal or interest according to contractual terms will not be collected. Nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily residential real estate and consumer installment loans, are excluded from this definition of impairment. The Bank determines loan impairment when assessing the adequacy of the allowance for loan losses.

The Bank accounts for problem loans that are acquired in a transfer or business combination in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Acquired problem loans exhibit a deterioration of credit quality from their origination date to the acquisition date and a probability at acquisition that the Bank will be unable to collect all contractually required payments due according to the contractual terms of the loan agreements. Problem loans that the Bank acquires in a business combination are initially recorded at fair value which is based on the present value of expected cash flows. Any allowance for loan losses related to the problem loans is not carried over at acquisition. Undiscounted expected cash flows in excess of the initial valuation are accreted into interest income. If the Bank cannot reasonably estimate the timing and amount of expected cash flows, then the loan is placed on nonaccrual status. If it is probable, upon subsequent evaluation, that the Bank will be unable to collect the expected cash flows, then the loan is considered impaired.

Allowance for loan losses

The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 3 years to 39 years. Certain costs of internally developed software are capitalized and depreciated over the estimated useful life of the software on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the useful life of the asset, not to exceed a maximum that ranges from 10 years to 39 years depending on the type of improvement.

Bank-owned insurance

The Bank has purchased life insurance coverage for certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as assets on the Consolidated Statements

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as other income or other expense. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as other income.

Goodwill and other intangible assets

The Bank records goodwill and other intangible assets in connection with the acquisition of assets from unrelated parties or the acquisition of new subsidiaries. Goodwill that originated prior to July 1, 2001 was amortized on a straight-line basis through 2001 year-end but discontinued effective January 1, 2002 in connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill arising subsequent to July 1, 2001 is not amortized. Goodwill is periodically assessed for impairment, at least annually. The excess of carrying value over fair value, if any, is recorded as an impairment loss.

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

Other assets

Property or other assets received in satisfaction of debt are included in “Other Assets” on the Bank’s Consolidated Statements of Condition and are recorded at the lower of remaining cost or fair value. Fair values for other real estate owned are reduced by estimated costs to sell. Losses arising from subsequent write-downs to fair value are charged directly to noninterest expense.

Retirement and other postemployment benefits

The Bank has noncontributory defined benefit pension plans covering virtually all its employees. For its primary plan, the policy of the Bank is to, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act (“ERISA”), without regard to prior years’ contributions in excess of the minimum.

The Bank provides medical care benefits for retirees meeting certain age and service requirements. The Bank contributes to the cost of coverage based on employees’ length of service.

The Bank, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R),” recognizes the funded status of its pension and postretirement benefit plans in its Consolidated Statement of Condition. It recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Funded status is measured as the difference between the plan assets at fair value and the benefit obligation. The requirement to recognize the funded status of a benefit plan was effective for the Bank as of December 31, 2006. See Note 14 to the Consolidated Financial Statements for additional information on employee benefit plans.

Postemployment benefits provided to former or inactive employees after employment but before retirement are accrued if they meet the conditions for accrual of compensated absences. Otherwise, postemployment benefits are recorded when expenses are incurred.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income taxes

The Bank is included in the consolidated Federal income tax return of HFC. Income tax return liabilities or benefits for all the consolidated entities are not materially different than they would have been if computed on a separate return basis.

Deferred tax assets and liabilities, as determined by the temporary differences between financial reporting and tax bases of assets and liabilities, are computed using enacted tax rates and laws. The effect on deferred tax assets and liabilities of a change in tax rates or law is recognized as income or expense in the period including the enactment date. In addition, the Corporation assesses the likelihood that deferred tax assets will be realized in future periods and recognizes a valuation allowance for those assets unlikely to be realized. Management’s assessment of the Corporation’s ability to realize these deferred tax assets includes the use of management’s judgment and estimates of items such as future taxable income, future reversal of existing temporary differences, carrybacks to prior years and, if appropriate, the use of future tax planning strategies.

Management’s estimates

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

Impact of new accounting standards

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” in February 2007. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. Although most of the provisions are elective, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Bank is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”, in September 2006. The Statement requires recognition in the statement of condition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and measurement of a plan’s assets and obligations that determine its funded status as of fiscal year-end. The requirement to recognize the funded status of a benefit plan was effective for the Corporation as of December 31, 2006. The requirement to measure plan assets and obligations is effective for fiscal years ending after December 15, 2008. See Note 14 to the Consolidated Financial Statements for additional information on employee benefit plans. The impact of the recognition provisions of this Statement on the Bank’s Consolidated Statement of Condition at December 31, 2006 was an increase in liabilities of $61.8 million.

The FASB issued SFAS No. 157, “Fair Value Measurements,” in September 2006. The Statement provides guidance for using fair value to measure assets and liabilities. It clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. SFAS 157 applies when other standards require or permit assets or liabilities to be measured at fair value and is effective for fiscal years beginning after November 15, 2007. The Bank is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140,” in March 2006. The Statement requires, in certain situations, recognition of a servicing asset or servicing liability when an entity assumes an obligation to service a financial asset by entering into a servicing contract. It requires initial measurement at fair value, if practicable, and subsequent measurement using either the amortization method or the fair value measurement method. The Statement is effective at the beginning of the fiscal year that begins after September 15, 2006. The Bank uses the amortization method of accounting for mortgage servicing rights and does not expect the adoption of this Statement to have a material effect on its financial position or results of operations. See Note 6 to the Consolidated Financial Statements for additional information on mortgage servicing rights.

The FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” in July 2006. The Interpretation clarifies accounting for uncertainty in income taxes, prescribes a recognition threshold and measurement attribute for the tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Bank is in the process of assessing the impact of adoption on its financial position and results of operations.

2.	Securities

The amortized cost and estimated fair value of securities “available-for-sale were as follows:

	December 31, 2006				December 31, 2005
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)

U.S. Treasury	$946,950	$—	$7,172	$939,778	$777,729	$—	$6,386	$771,343
Federal agency	6,322,086	1,414	11,436	6,312,064	4,339,883	249	40,319	4,299,813
Mortgage-backed	2,143,824	5,353	13,964	2,135,213	184,690	1,814	482	186,022
State and municipal	749,852	6,006	2,063	753,795	609,412	6,224	2,741	612,895
Non-mortgage asset backed	413,906	61	112	413,855	559,693	4	2,443	557,254
Other	159,218	—	13	159,205	144,941	954	—	145,895

Total securities	$10,735,836	$12,834	$34,760	$10,713,910	$6,616,348	$9,245	$52,371	$6,573,222

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2006 and 2005, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The decline in fair value is attributable to changes in interest rates and not credit quality and because the Bank has the ability and intent to hold these investment securities until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

	Length of Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer			Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
	(Dollars in thousands)

December 31, 2006
U.S. Treasury	$622,793	$5,010	$316,986	$2,162	19	$939,779	$7,172
Federal agency	1,389,329	2,318	1,487,098	9,118	103	2,876,427	11,436
Mortgage-backed	1,018,101	4,681	348,283	9,283	53	1,366,384	13,964
State and municipal	210,473	585	157,558	1,478	672	368,031	2,063
Non-mortgage asset backed	236,846	86	5,551	26	3	242,397	112
Other	159,205	13	—	—	—	159,205	13

Temporarily impaired securities — available-for-sale	$3,636,747	$12,693	$2,315,476	$22,067	850	$5,952,223	$34,760

December 31, 2005
U.S. Treasury	$650,722	$5,272	$44,660	$1,114	4	$695,382	$6,386
Federal agency	3,006,145	27,580	877,425	12,739	34	3,883,570	40,319
Mortgage-backed	80,337	451	9,848	31	4	90,185	482
State and municipal	287,576	2,214	21,292	527	113	308,868	2,741
Non-mortgage asset backed	543,123	2,443	—	—	—	543,123	2,443
Other	—	—	—	—	—	—	—

Temporarily impaired securities — available-for-sale	$4,567,903	$37,960	$953,225	$14,411	155	$5,521,128	$52,371

At December 31, 2006 and 2005, available-for-sale and trading account securities having a carrying amount of $5.15 billion and $3.80 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2006
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturities:
Within 1 year	$4,733,996	$4,725,783
1 to 5 years	3,504,624	3,497,215
5 to 10 years	86,743	87,479
Over 10 years	106,820	108,404
Mortgage-backed	2,143,824	2,135,213
Other securities without stated maturity	159,829	159,816

Total securities	$10,735,836	$10,713,910

In 2006, 2005 and 2004, proceeds from the sale of securities available-for-sale amounted to $3.4 billion, $154 million and $2.6 billion, respectively. Gross gains of $30.8 million and no gross losses were realized on these sales in 2006, gross gains of $0.3 million and gross losses of $0.7 million were realized on these sales in 2005 and gross gains of $26.6 million and gross losses of $0.5 million were realized on these sales in 2004. Net unrealized holding gains on trading securities decreased during 2006 from an unrealized gain of $0.6 million at December 31, 2005 to an unrealized gain of $0.3 million at December 31, 2006. The decrease of $0.3 million has been included in 2006 earnings.

3.	Loans

The following table summarizes loan balances by category:

	December 31, 2006
	2006	2005
	(In thousands)

Domestic loans:
Commercial, financial, agricultural, brokers and dealers	$6,371,261	$7,017,315
Real estate construction	1,406,848	1,043,764
Real estate mortgages	12,445,143	11,477,597
Installment	4,874,845	4,524,415
Direct lease financing (unearned disc of $341 million and $345 million for December 31, 2006 and December 31, 2005, respectively)	28,725	35,051
Foreign loans:
Other, primarily commercial and industrial	276,200	250,093

Total loans	25,403,022	24,348,235
Less unearned income	468	707

Loans, net of unearned income	25,402,554	24,347,528
Less allowance for loan losses	322,742	331,838

Loans, net of allowance for loan losses	$25,079,812	$24,015,690

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

	Years Ended December 31
	2006	2005
	(In thousands)

Nonaccrual loans	$153,916	$135,795
Restructured loans	4,979	—

Total nonperforming loans	158,895	135,795
Other assets received in satisfaction of debt	4,943	2,871

Total nonperforming assets	$163,838	$138,666

Gross amount of interest income that would have been recorded if year-end nonperforming loans had been accruing interest at their original terms	$11,641	$10,989
Interest income actually recognized	9,805	9,723

Interest shortfall	$1,836	$1,266

90-day past due loans, still accruing interest (all domestic )	$38,156	$59,421

At December 31, 2006 and 2005, the Bank had no aggregate public and private sector outstandings to any single country experiencing a liquidity problem which exceeded one percent of the Bank’s consolidated assets. At December 31, 2006 and 2005 commercial loans with a carrying value of $5.6 billion and $2.9 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve.

On December 1, 2005 Bankcorp completed the acquisition of Edville Bankcorp, Inc. and its subsidiary Villa Park Trust and Savings Bank (“Villa Park”). As part of the acquisition, Bankcorp acquired certain loans subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” For these loans, at acquisition, there was evidence of deterioration of credit quality between origination date and acquisition date and management determined that it was probable that not all amounts due according to contractual terms would be collected. In December 2005, Villa Park, a wholly-owned subsidiary of Bankcorp, was merged with and into the Bank.

The carrying amount of the purchased impaired loans was included in the total loan balance at December 31, 2006. The contractual outstanding balance and carrying amount of the loans at December 31, 2006 were $0.5 million and $0.4 million, respectively. The contractual outstanding balance and carrying amount of the loans at acquisition date were $4.0 million and $3.9 million, respectively.

The contractually required payments receivable, cash flows expected to be collected and fair value at acquisition date were $4.1 million, $4.1 million and $3.9 million, respectively.

The discounted income amount accretable at acquisition date was $37 thousand. Subsequent to acquisition date, the estimated discounted income to be accreted increased by $9 thousand. Accretion of $40 thousand and disposals of $6 thousand reduced the amount of accretable income to zero at December 31, 2006.

The carrying amount of purchased impaired loans whose cash flows are not accretable as income because the Bank cannot reasonably estimate the amount and the timing of cash flows expected to be collected was $0.4 million and $3.1 million at December 31, 2006 and at acquisition date, respectively.

Any allowance for loan losses related to purchased impaired loans is not carried over at acquisition and recorded by the Bank. Doubtful portions of $0.5 million related to the purchased impaired loans were included in the acquiree’s allowance for loan losses prior to acquisition date but not recorded by the Bank upon consummation of the business combination. The allowance for loan losses was not adjusted for subsequent impairment or recovery related to the purchased impaired loans through the period ending December 31, 2006

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	Allowance for Loan Losses

The changes in the allowance for loan losses are as follows:

	Years Ended December 31
	2006	2005
	(In thousands)

Balance, beginning of year	$331,838	$326,672

Charge-offs	(56,965)	(44,283)
Recoveries	26,171	27,813

Net charge-offs	(30,794)	(16,470)
Provisions charged to operations	21,698	19,522
Acquired reserve	—	2,114

Balance, end of year	$322,742	$331,838

Details on impaired loans and related allowance are as follows:

	Impaired Loans	Impaired Loans
	for Which There	for Which There	Total
	is a Related	is No Related	Impaired
	Allowance	Allowance	Loans
	(In thousands)

December 31, 2006
Balance	$78,308	$80,587	$158,895
Related allowance	38,056	—	38,056

Balance, net of allowance	$40,252	$80,587	$120,839

December 31, 2005
Balance	$95,348	$40,447	$135,795
Related allowance	44,817	—	44,817

Balance, net of allowance	$50,531	$40,447	$90,978

	Years Ended December 31
	2006	2005
	(In thousands)

Average impaired loans	$141,376	$148,786

Total interest income on impaired loans recorded on a cash basis	$9,805	$9,723

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

	December 31
	2006	2005
	(In thousands)

Land	$88,420	$82,988
Premises	255,497	237,273
Equipment	522,423	476,165
Leasehold improvements	73,005	65,790

Total	939,345	862,216
Accumulated depreciation and amortization	465,272	414,072

Premises and equipment	$474,073	$448,144

Depreciation and amortization expense was $60.2 million in 2006, $57.0 million in 2005 and $57.1 million in 2004.

On March 1, 2005, the Bank sold to a third party the land and building located at 111 W. Monroe Street, Chicago, Illinois. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain of $57.0 million, all of which was deferred and is being amortized into income over the term of the leaseback. $3.3 million and $2.7 million of deferred gain was amortized into income in 2006 and 2005, respectively.

On December 17, 2001, the Bank closed on the sale of its operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building was occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain, which is being amortized into income over the remaining life of the lease, of $8.7 million and $10.5 million as of December 31, 2006 and 2005, respectively. $1.7 million of deferred gain was amortized into income in both 2006 and 2005.

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

The Bank’s goodwill was subject to the annual impairment test on December 31, 2006. The fair value of the reporting unit was estimated using a valuation technique based on discounted cash flow analyses. The test did not identify potential impairment and no impairment loss was recognized in 2006 or 2005.

The carrying value of the Bank’s goodwill was $305 million at December 31, 2006 and December 31, 2005. See Note 23 to the Consolidated Financial Statements for additional information on business combinations.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying amount of the Bank’s goodwill for the years ended December 31, 2006 and December 31, 2005 are included in the following table:

	2006	2005
	(In thousands)

Goodwill at beginning of year	$305,121	$266,455
Acquisitions during the year	—	38,386
Other(1)	163	280

Goodwill at end of year	$305,284	$305,121

(1)	Includes the effect of purchase accounting adjustments related to prior year acquisitions.

Other than goodwill, the Bank did not have any intangible assets not subject to amortization as of December 31, 2006 and 2005.

As of December 31, 2006, the gross carrying amount and accumulated amortization of the Bank’s amortizable intangible assets are included in the following table:

			December 31
	December 31, 2006		2006	2005
	Gross Carrying	Accumulated	Net Carrying	Net Carrying
	Amount	Amortization	Value	Value
	(In thousands)

Branch network	$145,000	$(101,500)	$43,500	$53,167
Core deposits	92,859	(47,120)	45,739	57,324
Other	1,310	(693)	617	886

Total finite life intangibles	$239,169	$(149,313)	$89,856	$111,377

Total amortization expense for the Bank’s intangible assets was $21.5 million in 2006, $21.5 million in 2005 and $18.3 million in 2004.

Estimated intangible asset amortization expense for existing intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $20.8 million, $20.4 million, $17.3 million, $13.6 million and $8.6 million, respectively.

Mortgage servicing rights

The carrying amount of mortgage servicing rights (“MSR”), included in other assets, was $17.3 million, $18.8 million and $17.5 million at December 31, 2006, 2005 and 2004, respectively. The fair value of MSR was $21.5 million, $22.7 million and $18.1 million at December 31, 2006, 2005 and 2004, respectively. MSR of $2.3 million, $2.4 million and $4.3 million were capitalized during 2006, 2005 and 2004, respectively. Amortization expense associated with MSR was $3.2 million, $2.6 million and $7.0 million in 2006, 2005 and 2004, respectively. The MSR valuation allowance was zero at December 31, 2006, 2005 and $0.8 million in 2004. Direct write downs were $0.6 million, zero and zero in 2006, 2005 and 2004, respectively. Serviced loans were $2.0 billion, $1.8 billion and $2.1 billion at year-end 2006, 2005 and 2004, respectively.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and repricing interval. MSR impairment is considered temporary and recognized as an expense through a valuation allowance to the extent that the carrying value exceeds estimated fair value.

7.	Deposits

The following table summarizes deposit balances by category:

	December 31
	2006	2005
	(Dollars in thousands)

Demand deposits	$6,232,744	$6,480,021
Interest-bearing checking deposits	181,979	847,297
Money market accounts	9,388,250	5,420,282
Statement savings accounts	3,420,541	3,903,980
Savings certificates	5,682,702	4,562,418
Time deposits	4,182,243	3,148,795
Deposits in foreign offices	1,030,838	1,270,741

Total deposits	$30,119,297	$25,633,534

Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $6.72 billion and $5.18 billion at December 31, 2006 and 2005, respectively. All time deposits in foreign offices were in denominations of $100,000 or more.

8.	Securities Sold Under Agreement to Repurchase

At various times the Bank enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.5 billion and $2.5 billion at December 31, 2006 and 2005, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

Securities sold under agreement to repurchase

	2006	2005
	(Dollars in thousands)

Amount outstanding at end of year	$3,475,839	$2,488,493
Highest amount outstanding as of any month-end during the year	$5,030,467	$3,323,696
Daily average amount outstanding during the year	$3,661,317	$2,977,409
Daily average annualized rate of interest	4.91%	3.03%

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

9.	Senior Notes and Long-Term Notes

The following table summarizes the Bank’s long-term notes:

	December 31
	2006	2005
	(In thousands)

Floating rate subordinated note to Bankcorp due December 23, 2012	$28,500	$28,500
Floating rate subordinated note to Bankcorp due May 30, 2013	34,000	34,000
Floating rate subordinated note to Bankcorp due November 26, 2013	24,000	24,000
Floating rate subordinated note to Bankcorp due February 26, 2014	6,250	6,250
Floating rate subordinated note to Bankcorp due May 31, 2014	100,000	100,000
Floating rate subordinated note to Bankcorp due May 31, 2016	100,000	100,000

Total subordinated notes	292,750	292,750

Floating rate senior note to BMO subsidiary due June 15, 2010	250,000	250,000
Floating rate senior note to BMO subsidiary due June 13, 2011	746,500	—

Total senior notes	996,500	250,000

Total subordinated and senior notes	$1,289,250	$542,750

All of the Bank’s subordinated notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank. Neither the subordinated notes nor the senior notes are subject to redemption prior to maturity at the election of the debtholders. The interest rates on the subordinated notes due December 23, 2012, May 30, 2013, November 26, 2013, and February 26, 2014 reprice quarterly at 50 basis points above 90 day London Interbank Offering Rate (“LIBOR”). The interest rate on the floating rate note due May 31, 2014 reprices quarterly at 35 basis points above 90 day LIBOR. The interest rate on the floating rate note due May 31, 2016 reprices quarterly at 37.5 basis points above 90 day LIBOR. The interest rate on the senior note due June 15, 2010 reprices quarterly at 12 basis points above 90 day LIBOR. The interest rate on the senior note due June 13, 2011 reprices quarterly at 14 basis points above 90 day LIBOR. At year-end 2006, 90 day LIBOR was 5.36 percent.

The scheduled principal payment on long-term notes for the years ending December 31, 2007, 2008, 2009, 2010, 2011, 2012 and thereafter is $0.0 million, $0.0 million, $0.0 million, $250.0 million, $746.5 million, $28.5 million, and $264.3 million respectively.

The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.50 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank on a parity as per above with all other unsecured senior indebtedness of the Bank. As of December 31, 2006, a $100 million senior short-term note was outstanding with an original maturity of 30 days (remaining maturity of 19 days) and stated interest rate of 5.32 percent. As of December 31, 2005, two $100 million senior short-term notes were outstanding with an original maturity of 365 days (remaining maturity of 68 days) and stated interest rate of 4.32 percent. A $50 million senior short-term note was outstanding with an original maturity of 62 days (remaining maturity of 39 days) and stated interest rate of 4.33 percent, a $250 million senior short-term note was outstanding with an original maturity of 32 days (remaining maturity of 9 days) and stated interest rate of 4.28 percent and a $300 million senior short-term note was outstanding with an original maturity of 63 days (remaining maturity of 18 days) and variable interest rate of 4.42 percent.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	Fair Value of Financial Instruments

Generally accepted accounting principles require the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Bank’s fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long-term borrowings, fair values have been estimated using various valuation methods and assumptions. Although management used its best judgment in estimating these values, there are inherent limitations in any estimation methodology. In addition, accounting pronouncements require that fair values be estimated on an item-by-item basis, thereby ignoring the impact a large sale would have on a thin market and intangible values imbedded in established lines of business. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts the Bank could realize in an actual transaction. The fair value estimation methodologies employed by the Bank were as follows:

The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities (including interest bearing deposits at banks, Federal funds sold, Federal funds purchased and securities sold under agreement to repurchase) reported on the Bank’s Consolidated Statements of Condition were considered to be the best estimates of fair value for these financial instruments due to the short term nature of the assets and liabilities. Fair values of trading account assets and available-for-sale securities were based on quoted market prices.

A variety of methods were used to estimate the fair value of loans. Changes in estimated fair value of loans reflect changes in credit risk and general interest rates that have occurred since the loans were originated. Fair values of floating rate loans, including commercial, broker dealer, financial institution, construction, consumer and home equity, were assumed to be the same as carrying value since the loans’ interest rates automatically reprice to market. Fair values of residential mortgages were based on current prices for securities backed by similar loans. For long-term fixed rate loans, including consumer installment and commercial mortgage loans, fair values were estimated based on the present value of future cash flows with current market rates as discount rates. Additionally, management considered estimated values of collateral when nonperforming loans were secured by real estate.

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

The fair value of minority interest — preferred stock of subsidiary (Harris Preferred Capital Corporation) approximates carrying value as the preferred stock has a liquidation preference that equals book value.

The fair value of floating rate long-term notes was assumed to be the same as carrying value since the notes’ interest rates automatically reprice to market.

The fair value of credit facilities approximates their carrying value (i.e. deferred income) or estimated cost that would be incurred to induce third parties to assume these commitments.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values of the Bank’s financial instruments at December 31, 2006 and 2005 are presented in the following table. See Note 11 to Consolidated Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments. See Note 12 to Consolidated Financial Statements for additional information regarding fair values of derivatives.

	December 31
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets
Cash and demand balances due from banks	$1,084,959	$1,084,959	$1,399,415	$1,399,415
Money market assets:
Interest-bearing deposits at banks	944,116	944,116	1,007,667	1,007,667
Federal funds sold	672,760	672,760	258,915	258,915
Securities available-for-sale	10,713,910	10,713,910	6,573,222	6,573,222
Trading account assets	220,716	220,716	181,121	181,121
Loans, net of unearned income and allowance for loan losses	25,079,812	24,982,752	24,015,690	23,920,258
Loans held for sale	34,451	35,016	32,364	32,897
Accrued interest receivable	216,479	216,479	163,785	163,785
Bank-owned insurance	1,155,925	1,155,925	1,115,172	1,115,172

Total on-balance-sheet financial assets	$40,123,128	$40,026,633	$34,747,351	$34,652,452

Liabilities
Deposits:
Demand deposits	$19,200,318	$19,200,318	$16,510,714	$16,510,714
Time deposits	10,918,979	10,951,437	9,122,820	9,122,820
Federal funds purchased	476,000	476,000	927,990	927,990
Securities sold under agreement to repurchase	3,475,839	3,475,839	2,488,493	2,488,493
Short-term borrowings	1,261,679	1,261,679	2,037,770	2,037,770
Short-term senior notes	100,000	100,000	800,000	800,000
Accrued interest payable	89,445	89,445	60,957	60,957
Minority interest — preferred stock of subsidiary	250,000	250,000	250,000	250,000
Long-term notes — senior	996,500	996,500	250,000	250,000
Long-term notes — subordinated	292,750	292,750	292,750	292,750

Total on-balance-sheet financial liabilities	$37,061,510	$37,093,968	$32,741,494	$32,741,494

Off-Balance-Sheet Credit Facilities (positive positions/(obligations))
Loan commitments	$22,044	$22,044	$1,406	$1,406
Standby letters of credit	(1,486)	(1,486)	(1,709)	(1,709)

Total off-balance-sheet credit facilities	$20,558	$20,558	$(303)	$(303)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

11.	Financial Instruments with Off-Balance-Sheet Risk

The Bank utilizes various financial instruments with off-balance-sheet risk in the normal course of business to meet its customers’ financing and risk management needs. The Bank’s major categories of financial instruments with off-balance-sheet risk include credit facilities, financial guarantees and various securities-related activities.

Credit facilities

Credit facilities with off-balance-sheet risk include commitments to extend credit and commercial letters of credit.

Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank’s commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $13.8 billion and $13.7 billion at December 31, 2006 and 2005, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which totaled $0.9 billion at December 31, 2006 and at December 31, 2005.

Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding. The letters of credit outstanding were $30.3 million at December 31, 2006 and $31.3 million at December 31, 2005.

Credit risks associated with all of these facilities are mitigated by reviewing customers’ creditworthiness on a case-by-case basis, obtaining collateral, limiting loans to individual borrowers, setting restrictions on long-duration maturities and establishing stringent covenant terms outlining performance expectations which, if not met, may cause the Bank to terminate the contract. Credit risks are further mitigated by monitoring and maintaining portfolios that are well-diversified.

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

The fair value of credit facilities (i.e. deferred income net of deferred expense) is approximately equal to their carrying value of a $20.6 million asset at December 31, 2006 and a $0.3 million obligation at December 31, 2005.

Financial Guarantees

Financial guarantees with off-balance-sheet risk include standby letters of credit, loans sold with recourse and written put options.

Standby letters of credit are unconditional commitments that guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers’ margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank’s maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.7 billion at December 31, 2006 and $2.6 billion at December 31, 2005. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $0.7 billion at December 31, 2006 and 2005. In most cases, these commitments expire within three

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

years without being drawn upon. The fair value of standby letters of credit (i.e. deferred income) approximates their carrying value of $1.5 million at December 31, 2006 and $1.7 million at December 31, 2005.

The Bank has sold mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer, based on pre-determined rates, upon the occurrence of certain credit-related events. The maximum amount payable under the recourse provisions is $7.0 million at December 31, 2006 and 2005. The carrying amount of the recourse liability is $0.3 million at December 31, 2006 and 2005.

Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options is equal to their notional amount of $1.2 billion and $0.9 billion at December 31, 2006 and 2005, respectively. The fair value of the derivative liability is $10.4 million at December 31, 2006 and $8.3 million at December 31, 2005.

Securities activities

The Bank’s securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members’ commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $131.4 million at December 31, 2006 and $137.1 million at December 31, 2005.

Security short selling, defined as selling of securities not yet owned, exposes the Bank to off-balance-sheet market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had a short position of $9.9 million at December 31, 2006 and no short position at December 31, 2005.

Commitments to Invest in Equity Securities

The Corporation’s commitments to invest in equity securities that have off-balance-sheet risk relate to uncalled capital commitments for security investments. The Corporation’s commitment to invest in equity securities was $11.5 million at December 31, 2006 and $5.9 million at December 31, 2005.

12.	Derivative Financial Instruments

The Bank utilizes various derivative financial instruments in the normal course of business to a) meet its customers’ financing and risk management needs, b) reduce its own risk exposure, and c) produce fee income and trading profits. Fair values of derivative financial instruments are based on market prices of comparable instruments, pricing models using year-end rates and counterparty credit ratings.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006, the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $72.6 million in other assets and derivative instrument liabilities of $71.5 million in other liabilities. At December 31, 2005, the Bank recorded the fair value of derivative instrument assets of $76.3 million in other assets and derivative instrument liabilities of $75.5 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts,” have been met.

Dealer and trading activity

Interest rate contracts

As dealer, the Bank serves customers seeking to manage interest rate risk by entering into contracts as counterparty to customer transactions. In its trading activities, the Bank uses interest rate contracts to profit from expected future market movements.

These contracts may create exposure to both credit and market risk. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Bank’s cost of replacing contracts at current market rates. The Bank manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and by continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements that provide for netting of contractual receivables and payables in the event of default or bankruptcy. Netting agreements apply to situations where the Bank is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty.

Market risk is the potential for loss arising from potential adverse changes in underlying market factors, including interest and foreign exchange rates. The Bank manages market risk through the imposition of integrated value-at-risk limits and an active, independent monitoring process.

Value-at-risk methodology is used for measuring the market risk of the Bank’s trading positions. This statistical methodology uses recent market volatility to estimate the maximum daily trading loss that the Bank would expect to incur, on average, 99 percent of the time. The model also measures the effect of correlation among the various trading instruments to determine how much risk is eliminated by offsetting positions.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Interest rate swaps are contracts involving the exchange of interest payments based on a notional amount for a specified period. Most of the Bank’s activity in swaps is as intermediary in the exchange of interest payments between customers, although the Bank also uses swaps to manage its own interest rate exposure (see discussion of risk management activity).

Foreign exchange contracts

The Bank is a dealer in foreign exchange (“FX”) contracts. FX contracts may create exposure to market and credit risk, including replacement risk and settlement risk. Credit risk is managed by establishing limits for customers through an independent corporate-wide credit approval process and continually monitoring exposure against those limits. In addition, both settlement and replacement risk are reduced through netting by novation, agreements with counterparties to offset certain related obligations. Market risk is managed through establishing exposure limits by currency and monitoring actual exposure against those limits, entering into offsetting positions, and closely monitoring price behavior.

The Bank and BMO combine their U.S. FX revenues. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on October 31, 2007. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains (losses) from dealer/trading foreign exchange contracts, for the years ended December 31, 2006 and December 31, 2005, totaled $4.6 million and $5.6 million, respectively, of net profit under the aforementioned agreement with BMO.

At December 31, 2006, approximately 96.4 percent of the Bank’s gross notional positions in foreign currency contracts are represented by seven currencies: Eurodollar, Canadian dollar, British pound, Australian dollar, Swiss Francs, Japanese yen and the Mexican peso.

Foreign exchange contracts include spot, futures, forwards, options and swaps that enable customers to manage their foreign exchange risk. Spot, future and forward contracts are agreements to exchange currencies at a future date, at a specified rate of exchange. Foreign exchange option contracts give the buyer the right and the seller an obligation (if the buyer asserts his right) to exchange currencies during a specified period (or on a certain date in the case of “European” options) at a specified exchange rate. Cross currency swap contracts are agreements to exchange principal denominated in two different currencies at the spot rate and to repay the principal at a specified future date and exchange rate.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Fair value hedges

The Bank uses interest rate swaps to alter the character of revenue earned on certain long-term, fixed rate loans and interest paid on certain long-term, fixed rate deposits. Interest rate swaps convert the loans and deposits from fixed rate to variable rate. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.

For fair value hedges, as of December 31, 2006 the Bank recorded the fair value of derivative instrument assets of $0.2 million in other assets and liabilities of $62.3 million in other liabilities. For fair value hedges, as of December 31, 2005 the Bank recorded the fair value of derivative instrument assets of $0.1 million in other assets and liabilities of $75.4 million in other liabilities. Net gains recorded for the year ended December 31, 2006 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Bank. No hedge ineffectiveness was recorded to earnings for the year ended December 31, 2005. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

Cash flow hedges

The Bank uses interest rate swaps to reduce the variability associated with future interest payments on floating-rate prime-based loans, available-for-sale securities and long-term debt obligations.. Interest rate swaps convert the expected cash flows on the loans, securities and debt obligations from variable to fixed. Changes in the fair value of the swaps that are effective hedges are recorded in other comprehensive income. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

For cash flow hedges, as of December 31, 2006 the Bank recorded the fair value of derivative instrument assets of $0.2 million in other assets and liabilities of $3.1 million on other liabilities. For cash flow hedges, as of December 31, 2005 the Bank recorded the fair value of derivative instrument liabilities of $0.8 million in other liabilities. Net losses recorded for the year ended December 31, 2006 representing the ineffective portion of the cash flow hedges were not material to the consolidated financial statements of the Bank. A loss of $0.6 million (after-tax) in hedge ineffectiveness was recorded to earnings for the year ended December 31, 2005. The unrealized gains (losses) in accumulated other comprehensive income (“AOCI”) related to the interest rate swaps are reclassified to earnings in the same period that the interest on the floating-rate assets and liabilities affect earnings. Approximately $7.9 million (after-tax) of net losses is expected to be reclassified to earnings over the next twelve months.

Risk management activities also include the following derivative transactions that do not otherwise qualify for hedge accounting.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

13.	Concentrations of Credit Risk in Financial Instruments

The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2006 and 2005. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank’s total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern Geographic Area

A majority of the Bank’s customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker’s acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region’s economy. The Bank’s maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $36.1 billion or 66.1 percent of the Bank’s total credit exposure at December 31, 2006 and $33.8 billion or 68.5 percent of the Bank’s total credit exposure at December 31, 2005.

The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See Note 11 to Financial Statements for information on collateral supporting credit facilities.

14.	Employee Benefit Plans

The Bank has noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2006. Most of the employees participating in retirement plans were included in one primary plan (“plan”) during the four-year period ended December 31, 2006. The plan is a multiple-employer plan covering the Bank’s employees as well as persons employed by certain affiliated entities.

Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.

Effective January 1, 2002, the plan’s benefit formula for new employees was changed to an account-based formula from a final average pay formula. The account-based benefit formula is based upon eligible pay, age and length of service. Prior to January 1, 2002, the plan’s benefit formula was a final average pay formula, based upon length of service and an employee’s highest qualifying compensation during five consecutive years of active employment less an estimated Social Security benefit. For employees who were employed as of December 31, 2001

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and leave the Corporation on or after January 1, 2002, benefits are initially calculated two ways: under the account-based formula for service beginning January 1, 2002 and under the final average pay formula for all service. This latter group of employees will receive that retirement benefit which yields the highest return.

The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years’ contributions in excess of the minimum. For 2007 (plan year 2007), the estimated pension contribution is approximately $25.3 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan (excluding settlement losses and curtailment gains), for 2006, 2005 and 2004 was $36.5 million, $39.9 million and $37.5 million, respectively. The qualified pension accumulated benefit obligation as of December 31, 2006, 2005 and 2004 was $371.3 million, $366.2 million and $327.2 million, respectively.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”, in September 2006. The Statement requires recognition in the statement of condition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and measurement of a plan’s assets and obligations that determine its funded status as of fiscal year-end. The requirement to recognize the funded status of a benefit plan was adopted early for the Bank as of December 31, 2006.

For the supplemental unfunded retirement plan, no settlement losses were recorded in 2006, 2005 and 2004.

In addition to pension benefits, the Bank provides medical care benefits for retirees (and their dependents) who have attained age 55 and have at least 10 years of service. The Bank also provides medical care benefits for disabled employees and widows of former employees (and their dependents). The Bank provides these medical care benefits through a self-insured plan. Under the terms of the plan, the Bank contributes to the cost of coverage based on employees’ length of service. Cost sharing with plan participants is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Bank supplemented by contributions to a trust fund created under Internal Revenue Code Section 401(h).

Effective July 1, 2004 the Bank adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” The Bank elected retroactive application to December 31, 2003. Under the Act, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is “actuarially equivalent” to the Medicare Part D benefit. The Bank recorded a reduction to postretirement medical expense in the amount of $2.4 million in 2006, $1.7 million in 2005 and $0.7 million in 2004, as determined by the Bank’s actuarial consultants. Based on their analysis, the Bank’s postretirement benefit medical plan passes the test for actuarial equivalence and qualifies for the subsidy.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the Bank:

	Pension Benefits			Postretirement Medical Benefits
	2006**	2005**	2004**	2006**	2005**	2004**
			(In thousands)

Change in benefit obligation*
Benefit obligation at beginning of year	$443,553	$399,900	$384,344	$64,687	$57,598	$64,849
Service cost	21,706	19,934	21,717	2,638	2,231	2,536
Interest cost	24,115	24,445	21,890	3,563	3,198	3,481
Transfer Adjustments	2,859	—	—	—	—	—
Acquisitions/transfers	—	—	125	—	—	—
Medicare drug legislation	—	—	—	6,222	(7,491)	(11,971)
Benefits paid (net of participant contributions)	(37,991)	(29,851)	(31,500)	(2,624)	(2,624)	(2,264)
Actuarial (gain) or loss	(8,038)	29,125	3,324	4,395	11,775	967

Benefit obligation at end of year	$446,204	$443,553	$399,900	$78,881	$64,687	$57,598

Change in plan assets
Fair value of plan assets at beginning of year	$293,836	$247,480	$225,830	$50,314	$43,208	$37,258
Actual return on plan assets	34,201	41,435	34,564	(3,707)	7,106	5,950
Acquisitions/transfers	5,264	—	358	—	—	—
Employer contribution	27,031	34,772	18,228	—	—	—
Benefits paid	(37,991)	(29,851)	(31,500)	—	—	—

Fair value of plan assets at end of year ***	$322,341	$293,836	$247,480	$46,607	$50,314	$43,208

Funded Status	$(123,862)	$(149,717)	$(152,334)	$(32,275)	$(14,372)	$(14,390)
Contributions made between measurement date (September 30) and end of year	—	6,041	—	—	—	—
Unrecognized actuarial (gain) or loss	106,521	133,361	139,031	12,990	(5,092)	(5,634)
Unrecognized transition (asset) or obligation	—	—	—	10,036	11,787	13,890
Unrecognized prior service cost	3,296	3,395	3,116	488	657	846

Net amount at year-end	$(14,045)	$(6,920)	$(10,187)	$(8,761)	$(7,020)	$(5,288)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits			Postretirement Medical Benefits
	2006**	2005**	2004**	2006**	2005**	2004**
			(In thousands)

Amounts recognized in the Statement of Condition consist of:
Prepaid benefit cost	$—	$—	$—	$—	$—	$—
Accrued benefit liability	(96,687)	(45,203)	(51,950)	(20,420)	(7,166)	(5,288)
Intangible asset	—	3,392	3,114	—	—	—
Accumulated other comprehensive income (gross of tax)	82,642	35,054	38,649	11,743	—	—

Net amount recognized at year-end	$(14,045)	$(6,757)	$(10,187)	$(8,677)	$(7,166)	$(5,288)

Other comprehensive income attributable to change in additional minimum liability (gross of tax)	$47,588	$(3,595)	$(11,116)	$11,743	$—	$—
Components of net periodic benefit cost
Service cost	$21,706	$19,934	$21,717	$2,638	$2,232	$2,536
Interest cost	24,115	24,446	21,890	3,563	3,198	3,481
Expected return on plan assets	(20,922)	(15,302)	(15,794)	(4,025)	(2,913)	(2,939)
Amortization of prior service cost	98	(279)	(279)	169	169	169
Amortization of transition (asset) or obligation	—	—	—	1,751	1,751	1,751
Amortization of actuarial (gain) or loss	9,322	8,747	7,444	(81)	—	(8)

Net periodic benefit cost	$34,319	$37,546	$34,978	$4,015	$4,437	$4,990

*	Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

**	Plan assets and obligation measured as of September 30.

***	The actual allocation of plan assets by category are as follows:

	2006	2005	2004

Pension:
Equity securities	73%	68%	72%
Fixed income securities	27%	30%	28%
Cash Equivalents	—	2%	—
Postretirement Medical:
Equity securities	73%	68%	72%
Fixed income securities	27%	30%	28%
Cash Equivalents	—	2%	—

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2006 over one-half of the plan assets consisted of investments in mutual funds administered by Harris Investment Management, Inc., a subsidiary of Bankcorp.

Investment objectives include the achievement of a total account return (net of fees) which meets or exceeds over a long time horizon the expected return on plan assets, the inflation rate as measured by the Consumer Price Index, and the median performance in a comparable manager universe. The return on asset assumption is based upon management’s review of the current rate environment, historical trend analysis and the mix of asset categories represented in the Plan’s portfolio. The performance benchmark includes the asset classes of equities and fixed income securities. Plan asset and liability studies are presented to the Investment Committee periodically. The current portfolio target allocation is as follows:

Equity securities	65%
Fixed income securities	35%

	Pension Benefits			Postretirement Medical Benefits
	2006	2005	2004	2006	2005	2004

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%
Rate of compensation increase	3.80%	3.80%	3.80%	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.50%	6.00%	6.00%	5.50%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.80%	N/A	N/A	N/A

For measurement purposes, a 8.5 percent annual rate of increase for pre 65 and a 10.0 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits was assumed for 2006. The rate will be graded down to 5.0 percent for pre 65 and 5.5 percent for post 65 in 2013 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$1,477	$(1,154)
Effect on postretirement benefit obligation	$12,582	$(10,098)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the status of the supplemental unfunded retirement plan:

	Supplemental Unfunded Retirement Benefits
	2006	2005	2004
		(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$16,941	$17,063	$15,803
Service cost	1,620	1,364	1,507
Interest cost	785	916	744
Settlement loss	—	—	—
Plan amendments/merger	—	—	—
Benefits paid (net of participant contributions)	(1,840)	(2,367)	(3,784)
Settlement payments	—	—	—
Actuarial (gain) or loss	1,464	(35)	2,793

Benefit obligation at end of year	$18,970	$16,941	$17,063

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contribution	1,840	2,367	3,784
Benefits paid	(1,840)	(2,367)	(3,784)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status	$(18,970)	$(16,941)	$(17,063)
Contributions made between measurement date (September 30) and end of year	623	575	28
Unrecognized actuarial (gain) or loss	6,864	5,510	5,667
Unrecognized transition (asset) or obligation	—	—	—
Unrecognized prior service cost	(2,341)	(2,671)	(3,001)

(Accrued) prepaid benefit cost	$(13,824)	$(13,527)	$(14,369)

Components of net periodic benefit cost
Service cost	$1,620	$1,364	$1,507
Interest cost	785	916	744
Expected return on plan assets	—	—	—
Amortization of prior service cost	(330)	(330)	23
Amortization of transition (asset) or obligation	—	—	—
Amortization of actuarial (gain) or loss	98	122	67

Net periodic benefit cost	$2,173	$2,072	$2,341

Additional loss recognized due to: Settlement	$—	$—	$—

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Supplemental Unfunded Retirement Benefits
	2006	2005	2004
		(In thousands)

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	5.00%	4.75%	5.25%
Rate of compensation increase	3.80%	3.80%	3.80%
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	4.75%	5.25%	5.25%
Rate of compensation increase	3.80%	3.80%	3.80%

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

		Postretirement	Supplemental Unfunded
Year	Pension Benefits	Medical Benefits	Retirement Benefits
	(In thousands)

2007	$25,329	$3,878	$1,582
2008	26,721	4,089	1,522
2009	28,905	4,296	1,878
2010	30,103	4,450	1,581
2011	32,865	4,671	2,177
2012-2016	197,247	25,973	11,114

The Bank has a defined contribution plan that is available to virtually all employees. The 401(k) matching contribution is based on the amount of eligible employee contributions. The Bank’s total expense for this plan was $12.7 million, $12.5 million and $12.4 million in 2006, 2005 and 2004, respectively.

The Bank adopted FAS 158 effective December 31, 2006. The following table provides the incremental effect of adoption FAS 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006.

	Before Adoption		After Adoption
	of FAS 158	Adjustments	of FAS 158
	(In thousands)

Other assets	$970,531	$19,434	$989,965

Total Assets	41,746,393	19,434	41,765,827

Accrued pension and post-retirement	109,025	61,828	170,853

Total liabilities	38,357,586	61,828	38,419,414
Accumulated other comprehensive income	(140,033)	(42,394)	(97,639)

Total stockholder’s equity	3,388,807	(42,394)	3,346,413
Total liabilities and stockholder’s equity	41,746,393	19,434	41,765,827

15.	Stock-Based Compensation Plans

The Bank adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006 using the modified prospective transition method. SFAS No. 123R applies primarily to accounting for transactions where an entity obtains employee services in share-based payment transactions using the fair value based method of accounting.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Under SFAS No. 123R, expense is recognized based on the estimated number of shares for which service is expected to be rendered and over the period during which employees are required to provide service in exchange for the shares. Prior to January 1, 2006, the Bank used the fair value based method of accounting for its share-based compensation plans, as defined in SFAS No. 123, “Accounting for Stock-Based Compensation.”

The Bank has three types of share-based compensation plans: a stock option program, a mid-term incentive plan and an employee share purchase plan.

Stock Option Program

The Stock Option Program was established under the Bank of Montreal (“BMO”) Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

Options are granted at an exercise price equal to the closing price of the Bank’s common shares on the day prior to the grant date. Options granted under the plan from 1995 to 1999 vest five fiscal years from November 1 of the year in which the options were granted to the officer or employee, if we have met certain performance targets. Options granted since 1999 vest 25% per year over a four-year period starting from their grant date. A portion of the options granted since 1999 can only be exercised once certain performance targets are met. All options expire 10 years from their grant date

Historical forfeitures of the stock option awards have not been material. Accordingly, the expense recorded for this program in the year ended December 31, 2006 was not adjusted for estimated forfeitures. In accordance with SPAS No. 123R, stock-based compensation granted to retirement-eligible employees in December 2006 was expensed in entirety at the time of grant. Per SFAS No. 123R, cash flows resulting from realized tax deductions in excess of recognized compensation cost are financing cash flows.

The compensation expense related to this program totaled $1.9 million, $3.0 million and $4.9 million in 2006, 2005 and 2004, respectively. The related tax benefits recognized for the years ended 2006, 2005 and 2004 were $0.7 million, $1.1 million and $1.9 million, respectively. The total unrecognized compensation cost related to nonvested stock option awards was $3.4 million and the weighted average period over which it is expected to be recognized is approximately 3.0 years.

The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted average fair value of options granted during 2006, 2005 and 2004 were $6.85, $8.93 and $8.65, respectively. The total intrinsic value of stock options exercised during the years ended 2006, 2005 and 2004 was $24.1 million, $23.9 million and $19.6 million, respectively. Cash proceeds from options exercised under the plan totaled $24.5 million, $26.8 million and $23.8 million for the years ended 2006, 2005 and 2004, respectively. The excess tax benefits realized during 2006, 2005 and 2004 were $11.8 million, $6.9 million and $5.1 million, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the stock option activity for 2006 and provides details of stock options outstanding at December 31, 2006

	Year Ended December 31, 2006
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value (in millions)	Contractual Life

Outstanding at beginning of year	3,967,370	$32.67
Granted	104,300	59.19
Exercised	(837,507)	28.03
Forfeited, cancelled	(23,017)	40.49
Expired	(8,900)	17.09

Outstanding at December 31, 2006	3,202,246	34.76	$221.0	5.00 years

Options exercisable at December 31, 2006.	2.679.264	$31.43	$184.9	4.34

Note: The opening balance of options outstanding at the beginning of the year was originally reported as 3,471,719. The balance in the above table reflects adjustments for prior years’ stock splits and options exercised not previously reported. This had no material impact on current or prior period earnings.

The following table summarizes the nonvested stock option activity for 2006:

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	622,290	$8.05
Granted	104,300	6.85
Vested	(162,021)	8.73
Forfeited, cancelled	(10,826)	9.10

Nonvested at December 31, 2006	553,743	$8.07

The following weighted-average assumptions were used to determine the fair value of options on the date of grant:

	2006	2005	2004

Risk-free interest rate	3.98%	4.00%	4.51%
Expected life, in years	7.1	7.1	7.0
Expected volatility	15.23%	20.12%	23.08%
Compound annual dividend growth	14.56%	11.95%	9.45%

Mid-Term Incentive Plans

The Bank maintains mid-term incentive plans in order to enhance the Bank’s ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve BMO’s governing objective of maximizing value for its shareholders.

The mid-term incentive plans have a three year performance cycle. The right to receive distributions under the plans depends on the achievement of specific performance criteria that are set at the grant date such as the current market value of BMO’s common shares and BMO’s total shareholder return compared with that of its competitors. Distribution rights are subject to either cliff vesting at the end of the three year period or graded vesting of one-third per year over the three year period. Depending on the plan, participants receive either a single cash payment at the end of the three year period or three annual cash payments over the three year period.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

During 2006, the Bank was party to an agreement made between BMO and a third party to assume most of the Bank’s obligations related to the 2006 Mid-Term incentive plan. The Bank’s share of the payment is estimated in US dollars to be $2.4 million. A similar agreement was entered into in 2005 and 2004 to assume the full obligation related to the 2005 and 2004 Mid-Term Incentive Plans for a payment of $12.2 million and $15.1 million, respectively. Amounts paid by the Bank under these agreements were capitalized and will be recognized as compensation expense over the performance cycles of the plans on a straight-line basis. Due to FASB 123R starting in 2006, amounts related to units granted to employees who are eligible to retire are expensed at the time of grant. Any future obligations to participants required under these plans will be the responsibility of the third party.

For the remaining obligations relating to the plans for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the service period to reflect the current market value of BMO’s common shares and BMO’s total shareholder return compared with that of its competitors. Adjustments for changes in estimates of ultimate payments to participants are recognized in current and future periods.

The compensation expense related to the plans totaled $16.7 million, $18.6 million and $15.4 million in 2006, 2005 and 2004, respectively. The related tax benefits recognized for the years ended 2006, 2005 and 2004 were $6.4 million, $7.1 million and $5.9 million, respectively. The total unrecognized compensation cost related to nonvested awards was $8.5 million, $14.5 million and $8.7 million for 2006, 2005 and 2004, respectively. The weighted average period over which it is expected to be recognized is approximately 1.9 years.

Employee Share Purchase Plan

The Bank of Montreal (“BMO”) Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank’s contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.6 million, $0.5 million and $0.6 million in 2006, 2005 and 2004, respectively.

16.	Lease Expense and Obligations

Rental expense for all operating leases was $33.1 in 2006, $28.9 million in 2005, and $18.6 million in 2004. These amounts include real estate taxes, maintenance and other rental-related operating costs of $5.8 million, $5.2 million, and $6.4 million, for 2006, 2005, and 2004, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

Minimum rental commitments as of December 31, 2006 for all noncancelable operating leases are as follows:

(In thousands)

2007	$29,164
2008	28,878
2009	28,739
2010	28,145
2011	28,071
2012 and thereafter	315,721

Total minimum future rentals	$458,718

Occupancy expenses for 2006, 2005, and 2004 have been reduced by $2.6 million, $4.7 million, and $19.2 million, respectively, for rental income from leased premises.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

17.	Income Taxes

The 2006, 2005 and 2004 applicable income tax expense (benefit) were as follows:

	Federal	State	Total
	(In thousands)

2006:
Current	$56,894	$3,596	$60,490
Deferred	24,912	(214)	24,698

Total	$81,806	$3,382	$85,188

2005:
Current	$91,123	$10,508	$101,631
Deferred	(2,380)	(2,412)	(4,792)

Total	$88,743	$8,096	$96,839

2004:
Current	$100,561	$13,018	$113,579
Deferred	7,351	1,254	8,605

Total	$107,912	$14,272	$122,184

Deferred tax assets (liabilities) are comprised of the following at December 31, 2006, 2005 and 2004:

	December 31
	2006	2005	2004
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$133,881	$133,933	$129,912
Deferred expense and prepaid income	15,409	28,193	13,560
Deferred employee compensation	23,644	22,436	24,955
Pension and medical trust	14,644	10,901	2,232
Amortizable intangibles	8,639	12,837	13,237
Other assets	—	—	261

Gross deferred tax assets	196,217	208,300	184,157
Deferred tax liabilities:
Depreciable assets	(72,288)	(58,702)	(42,542)
Other liabilities	(1,980)	(2,435)	(5,234)

Gross deferred tax liabilities	(74,268)	(61,137)	(47,776)

Deferred tax assets	121,949	147,163	136,381
Tax effect of fair value adjustments on available-for-sale securities and minimum pension liabilities recorded directly to stockholders’ equity	52,575	38,589	24,005

Net deferred tax assets	$174,524	$185,752	$160,386

At December 31, 2006 and 2005, the respective deferred tax assets of $121.9 million and $147.2 million included $111.5 million and $136.9 million for Federal taxes and $10.4 million and $10.2 million for state taxes, respectively. No valuation allowance exists at December 31, 2006 as management believes that the realization of the

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

recognized net deferred tax asset is more likely than not based on existing carryback ability and expectations as to future taxable income.

Total income tax expense of $85.2 million for 2006, $96.8 million for 2005 and $122.2 million for 2004 reflects effective tax rates of 29.1 percent, 31.1 percent and 32.5 percent, respectively. The reconciliation between actual tax expense and the amount determined by applying the federal statutory rate of 35 percent to income before income taxes were as follows:

	Years Ended December 31
	2006		2005		2004
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)

Computed tax expense	$102,598	35.0%	$109,101	35.0%	$131,610	35.0%
Increase (reduction) in income tax expense due to:
Tax-exempt income from loans and investments net of municipal interest expense disallowance	(8,820)	(3.0)	(8,278)	(2.6)	(7,073)	(1.9)
Bank-owned insurance	(15,697)	(5.4)	(14,964)	(4.8)	(14,082)	(3.7)
State income taxes	2,199	0.8	5,411	1.7	9,765	2.6
Other, net	4,908	1.7	5,569	1.8	1,964	0.5

Actual tax expense	$85,188	29.1%	$96,839	31.1%	$122,184	32.5%

18.	Regulatory Capital

The Bank, as a federally-chartered bank, must adhere to the capital adequacy guidelines of The Office of the Comptroller of the Currency (“OCC”). The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

Risk-based capital guidelines define total capital to consist primarily of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder’s equity, including certain types of preferred stock, less goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for loan losses. The portion of the allowance for loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all Federal Deposit Insurance Corporation (“FDIC”)-insured institutions ranging from “Well capitalized” to “critically undercapitalized.” Classification within a category is based primarily on the three capital adequacy measures. An institution is considered “well capitalized” if its capital level significantly exceeds the required minimum levels, “adequately capitalized” if it meets the minimum levels, “undercapitalized” if it fails to meet the minimum levels, “significantly undercapitalized” if it is significantly below

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the minimum levels and “critically undercapitalized” if it has a ratio of tangible equity to total assets of 2 percent or less.

Noncompliance with minimum capital requirements may result in regulatory corrective actions that could have a material effect on the Bank’s financial statements. Depending on the level of noncompliance, regulatory corrective actions may include the following: requiring a plan for restoring the institution to an acceptable capital category, restricting or prohibiting certain activities and appointing a receiver or conservator for the institution.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2006 that have changed the capital category of the Bank.

At December 31, 2006 the Bank had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7 3/8% per annum. During 2006, $18 million of dividends were declared on the preferred stock of which $14 million were paid in 2006. The fourth quarter payment of $4 million was paid out on January 2, 2007. During 2005 $18 million was declared and paid on the preferred stock. The preferred stock qualifies as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

The following table summarizes the Bank’s risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Capital	Capital	Capital		Capital	Capital		Capital
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)

As of December 31, 2006:
Total Capital to Risk-Weighted Assets	$3,913,455	11.49%	≥ $	2,724,773	≥ 8.00%	≥ $	3,405,966	≥ 10.00%
Tier 1 Capital to Risk-Weighted Assets	$3,297,963	9.69%	≥ $	1,361,388	≥ 4.00%	≥ $	2,042,082	≥ 6.00%
Tier 1 Capital to Average Assets	$3,297,963	8.06%	≥ $	1,636,706	≥ 4.00%	≥ $	2,045,883	≥ 5.00%
As of December 31, 2005
Total Capital to Risk-Weighted Assets	$3,623,902	11.57%	≥ $	2,505,723	≥ 8.00%	≥ $	3,132,154	≥ 10.00%
Tier 1 Capital to Risk-Weighted Assets	$2,998,885	9.57%	≥ $	1,253,452	≥ 4.00%	≥$	1,880,179	≥ 6.00%
Tier 1 Capital to Average Assets	$2,998,885	8.66%	≥ $	1,385,166	≥ 4.00%	≥ $	1,731,458	≥ 5.00%

19.	Investments in Subsidiaries and Statutory Restrictions

Harris N.A.’s investment in the combined net assets of its wholly-owned subsidiaries was $793 million, $725 million and $777 million at December 31, 2006, 2005 and 2004, respectively.

Provisions of both Illinois and Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. Illinois law requires that no dividends may be paid in an amount greater than the net profits then on hand, reduced by certain loan losses (as defined). In addition to these restrictions, the National Bank Act requires all national banks to obtain prior approval from the Office of the Comptroller of the Currency if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $453 million of dividends at December 31, 2006. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash and non-cash dividends paid to Bankcorp by the Bank amounted to $72 million, $90 million and $70 million in 2006, 2005 and 2004, respectively.

The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2006, 2005 and 2004, daily average reserve balances of $191 million, $268 million and $297 million, respectively, were required for the Bank. At year-end 2006, 2005 and 2004, balances on deposit at the Federal Reserve Bank totaled $20 million, $190 million and $232 million, respectively.

20.	Contingent Liabilities

Harris N.A. and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank’s financial position or results of operations.

21.	Other Comprehensive Income

The following table summarizes the components of other comprehensive income (loss) shown in stockholder’s equity:

	Unrealized	Minimum	Unrealized
	Loss on	Pension	Loss on	Other
	Available-for-	Liability	Hedge	Comprehensive
	Sale Securities	Adjustment	Activity	Income (Loss)
	(In thousands)

Balance at December 31, 2004	$(14,036)	$(25,122)	$(5,274)	$(44,432)

Balance at December 31, 2005	$(28,100)	$(22,785)	$(19,102)	$(69,987)

Balance at December 31, 2006	$(14,251)	$(22,785)	$(18,209)	$(55,245)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

22.  Foreign Activities (by Domicile of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

	Foreign	Domestic	Consolidated
	(In thousands)

2006
Total operating income	$28,031	$2,365,350	$2,393,381
Total expenses	126,604	1,973,640	2,100,244

(Loss) income before taxes	(98,573)	391,710	293,137
Applicable income taxes	(39,178)	124,366	85,188

Net (loss) income	$(59,395)	$267,344	$207,949

Identifiable assets at year-end	$1,221,055	$40,544,772	$41,765,827

2005
Total operating income	$19,846	$1,896,944	$1,916,790
Total expenses	78,420	1,526,652	1,605,072

(Loss) income before taxes	(58,574)	370,292	311,718
Applicable income taxes	(23,280)	120,119	96,839

Net (loss) income	$(35,294)	$250,173	$214,879

Identifiable assets at year-end	$1,274,658	$34,984,368	$36,259,026

2004
Total operating income	$15,772	$1,596,944	$1,612,716
Total expenses	68,483	1,168,208	1,236,691

(Loss) income before taxes	(52,711)	428,736	376,025
Applicable income taxes	(20,950)	143,134	122,184

Net (loss) income	$(31,761)	$285,602	$253,841

Identifiable assets at year-end	$756,654	$32,500,043	$33,256,697

Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2006, 2005 and 2004, identifiable foreign assets accounted for 2.9 percent, 3.5 percent and 2.3 percent, respectively, of total consolidated assets.

23.	Business Combinations

At December 31, 2006 and 2005, intangible assets, including goodwill resulting from business combinations, amounted to $395.1 million and $416.5 million, respectively. Amortization of these intangibles amounted to $21.5 million in 2006, $21.5 million in 2005 and $18.4 million in 2004.

In February 2006, NLSB Bank (“NLSB”), a wholly-owned subsidiary of Harris Bankcorp, Inc., was merged with and into the Bank. NLSB’s total assets were $823.2 million and total deposits were $665.8 million. The impact to the Bank’s stockholder’s equity was an increase of $149.8 million. The combination was recorded using historical carrying values for NLSB as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 70,000 shares of common stock to Bankcorp.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In August 2006, Mercantile National Bank of Indiana (“Mercantile”), a wholly-owned subsidiary of Harris Bankcorp, Inc., was merged with and into the Bank. Mercantile’s total assets were $644.4 million and total deposits were $555.9 million. The impact to the Bank’s stockholder’s equity was an increase of $129.8 million. The combination was recorded using historical carrying values for Mercantile as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 397,847.5 shares of common stock to Bankcorp.

In December 2005, Villa Park Trust and Savings Bank (“Villa Park”), a wholly-owned subsidiary of Harris Bankcorp, Inc., was merged with and into the Bank. At that time, Villa Park total assets were $327 million and total deposits were $260 million. The impact to the Bank’s stockholder’s equity was an increase of $64 million. The combination was recorded using historical carrying values for Villa Park as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 61,256 shares of common stock to Bankcorp.

24.	Related Party Transactions

During 2006, 2005 and 2004, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short and long-term borrowings; time deposit issuance; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2006, 2005 and 2004, the Bank received from BMO approximately $15.8 million, $16.5 million and $14.0 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BMO of approximately $71.5 million, $59.5 million and $47.5 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, derivative contracts with BMO represent $65.5 million and $49.7 million of unrealized gains and unrealized losses, respectively. At December 31, 2005, derivative contracts with BMO represented $63.8 million and $26.3 million of unrealized gains and unrealized losses, respectively.

The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in October 2007 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2006, 2005 and 2004 foreign exchange revenues included $4.6 million, $5.6 million and $5.9 million of net profit, respectively, under this agreement.

On July 3, 2003, the Bank issued a $1.0 billion certificate of deposit (“CD”) to a subsidiary of BMO, BMO (Barbados) Limited. The certificate matures June 30, 2008 and bears a 2.84 percent fixed rate of interest, payable quarterly. On August 28, 2003, the Bank issued a $427.7 million CD to BMO (Barbados) Limited. The certificate matures March 31, 2009 and bears a 4.30 percent fixed rate of interest, payable semi-annually. On September 22, 2003, the Bank issued a $570 million CD to BMO (Barbados) Limited. The certificate matures September 24, 2007 and bears a 3.28 percent fixed rate of interest, payable quarterly. On August 29, 2005 the Bank issued a $500 million CD to BMO (Barbados) Limited. The certificate matures March 18, 2008 and bears interest at three month LIBOR plus 8 basis points, payable quarterly. On September 28, 2006 the Bank issued a $1.0 billion CD to BMO (Barbados) Limited. The certificate matures September 28, 2009 and bears interest at three month LIBOR plus 6 basis points, payable quarterly. Interest expense recognized on these CD’s in 2006, 2005 and 2004 was $106.8 million, $73.4 million and $66.6 million, respectively.

On June 9, 2005, the Bank borrowed $250.0 million from BMO (US) Funding, LLC, a Delaware limited liability company, indirectly owned by BMO. The loan is a senior note with a variable interest rate equal to the three month LIBOR rate plus 12 basis points and a maturity date of June 15, 2010. Interest expense recognized in 2006 and 2005 was $13.6 million and $5.1 million, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On June 12, 2006 the Bank borrowed $746.5 million from BMO (US) Capital Funding LLC, a Delaware limited liability company, indirectly owned by BMO. The loan is a senior note with a variable intest rate equal to the three month LIBOR rate plus 14 basis points and a maturity date of June 13, 2011. Interest expense recognized in 2006 was $23.1 million.

The Bank has loans outstanding to certain executive officers and directors. These loans totaled $1.8 million and $6.1 million at December 31, 2006 and 2005, respectively.

25.  Subsequent Events

On January 31, 2007, the Bank recorded a restructuring charge of $14.6 million, which is part of a $16.0 million restructuring charge for Harris Bankcorp, Inc., in the Consolidated Statement of Income. The objectives of the restructuring are to enhance customer service by directing spending and resources on front-line sales and service improvements, creating more effective processes and systems across the Bank and continuing accelerating the pace of the Bank’s growth.

The charge relates to the elimination of approximately 220 positions in primarily non-customer-facing areas of the Bank across all support functions and business groups. Of the charge, $12.1 million relates to severance related costs and $2.5 million is associated with premises related charges.

Premises related charges include lease cancellation payments for those locations where we have legally extinguished our lease obligations as well as the carrying value of abandoned assets in excess of their fair market value.

At January 31, 2007, the Bank recorded $14.6 million in other liabilities on the Consolidated Statement of Condition related to amounts to be paid in future periods.

On March 1, 2007, the Bank announced that it had signed a seven-year agreement with Symcor, an affiliate of BMO Financial Group, which will be providing wholesale lockbox services for corporate and institutional clients. The agreement is effective May 1, 2007.

Under the terms of the agreement, Symcor will provide the Bank with wholesale lockbox services including check and document imaging, remittance data entry processing and reporting services. In addition, approximately 300 employees who perform these services from locations in Chicago, Los Angeles and Atlanta will transition to Symcor on May 1, 2007.