Form 10-Q
period 2007-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2007-05-15
CIK 1046788

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on May 14, 2007 was 1,000. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2007	2006	2006
	(unaudited)		(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$368	$5,284	$403
Securities purchased from Harris N.A. under agreement to resell	8,223	9,854	23,525
Notes receivable from Harris N.A.	5,923	6,512	7,832
Securities available-for-sale:
Mortgage-backed	399,229	404,075	353,866
U.S. Treasury	69,912	59,948	89,962
Other assets	1,663	1,667	1,391

Total assets	$485,318	$487,340	$476,979

Liabilities and Stockholders’ Equity
Accrued expenses	$116	$120	$118
Preferred dividends payable	—	4,611	—

Total liabilities	$116	$4,731	$118

Commitments and contingencies	—	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	250,000	250,000	250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1	1
Additional paid-in capital	240,733	240,733	240,733
Earnings in excess of (less than) distributions	822	(71)	403
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities	(6,354)	(8,054)	(14,276)

Total stockholders’ equity	485,202	482,609	476,861

Total liabilities and stockholders’ equity	$485,318	$487,340	$476,979

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31
	2007	2006
	(in thousands, except share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$859	$1,014
Notes receivable from Harris N.A.	97	131
Securities available-for-sale:
Mortgage-backed	4,592	3,894
U.S. Treasury	70	98

Total interest income	5,618	5,137
Operating expenses:
Loan servicing fees paid to Harris N.A.	5	6
Advisory fees paid to Harris N.A.	31	32
General and administrative	80	85

Total operating expenses	116	123

Net income	5,502	5,014
Preferred dividends	4,609	4,609

Net income available to common stockholder	$893	$405

Basic and diluted earnings per common share	$893.00	$405.00

Net income	$5,502	$5,014
Other comprehensive income (loss) — net change in unrealized gains (losses) on available-for-sale securities	1,700	(3,290)

Comprehensive income	$7,202	$1,724

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended
	March 31
	2007	2006
	(in thousands,
	except per share data)

Balance at January 1	$482,609	$479,746
Net income	5,502	5,014
Other comprehensive income (loss)	1,700	(3,290)
Dividends (preferred stock $0.4609 per share)	(4,609)	(4,609)

Balance at March 31	$485,202	$476,861

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31
	2007	2006
	(in thousands)

Operating Activities:
Net Income	$5,502	$5,014
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in other assets	4	26
Net decrease in accrued expenses	(4)	(11)

Net cash provided by operating activities	5,502	5,029

Investing Activities:
Net decrease (increase) in securities purchased from Harris N.A. under agreement to resell	1,631	(3,025)
Repayments of notes receivable from Harris N.A.	589	852
Purchases of securities available-for-sale	(79,524)	(89,901)
Proceeds from maturities of securities available-for-sale	76,106	91,357

Net cash used by investing activities	(1,198)	(717)

Financing Activities:
Cash dividends paid on preferred stock	(9,220)	(4,609)

Net decrease in cash on deposit with Harris N.A.	(4,916)	(297)
Cash on deposit with Harris N.A. at beginning of period	5,284	700

Cash on deposit with Harris N.A. at end of period	$368	$403

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2006 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in the Company’s 2006 Form 10-K and in the “Risk Factors” section included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

HARRIS PREFERRED CAPITAL CORPORATION

Results of Operations

First Quarter 2007 Compared with First Quarter 2006

The Company’s net income for the first quarter of 2007 was $5.5 million, a 10% increase from the first quarter 2006 net income of $5.0 million. Earnings increased primarily because of increased interest income on earning assets.

Interest income on securities purchased under agreement to resell for the first quarter of 2007 was $859 thousand, on an average balance of $69 million, with an annualized yield of 4.96%. During the same period in 2006, the interest income on securities purchased under agreement to resell was $1.0 million, on an average balance of $91 million, with an annualized yield of 4.43%. The decrease in income was attributable to lower balances, partially offset by higher yields. First quarter 2007 interest income on the Notes totaled $97 thousand and yielded 6.4% on $6.1 million of average principal outstanding for the quarter compared to $131 thousand and a 6.4% yield on $8.2 million average principal outstanding for first quarter 2006. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers in the Securing Mortgage Loans. Interest income on securities available-for-sale for the current quarter was $4.7 million resulting in a yield of 4.6% on an average balance of $406 million, compared to $4.0 million with a yield of 4.3% on an average balance of $371 million for the same period a year ago. The increase in the interest income is primarily attributable to the increase in the portfolio of mortgage-backed securities and higher interest yields.

There were no Company borrowings during first quarter 2007 or 2006.

First quarter 2007 operating expenses totaled $116 thousand, a decrease of $7 thousand or 6% from the first quarter of 2006. Loan servicing expenses totaled $5 thousand, a decrease of $1 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the first quarter 2007 were $31 thousand compared to $32 thousand a year earlier. General and administrative expenses totaled $80 thousand, a decrease of $5 thousand over the same period in 2006.

At March 31, 2007 and 2006, there were no Securing Mortgage Loans on nonaccrual status.

On March 30, 2007, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2007 as declared on March 2, 2007. On January 2, 2007, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2006 as declared on November 30, 2006. On March 30, 2006, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2006, as declared on March 2, 2006.

The company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At March 31, 2007, net unrealized losses on available-for-sale securities were $6.4 million compared to $14.3 million of unrealized losses on March 31, 2006 and $8.1 million of unrealized losses at December 31, 2006. The unrealized loss positions at March 31, 2007 and 2006 and December 31, 2006 were attributable to changes in interest rates and not to lowered credit quality of individual securities; therefore management believes these losses are temporary.

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

HARRIS PREFERRED CAPITAL CORPORATION

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $5.5 million provided from operations during the three months ended March 31, 2007, were $76.1 million from the maturities of securities available-for-sale. In the prior period ended March 31, 2006, the primary sources of funds other than $5.0 million from operations were $91.4 million from the maturities of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2007 were $79.5 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the prior year’s quarter ended March 31, 2006, the primary uses of funds were $89.9 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2006.

Accounting Pronouncements

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

HARRIS PREFERRED CAPITAL CORPORATION

as of the beginning of the fiscal year that begins after November 15, 2007. The Company is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

Other Matters

As of March 31, 2007, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

	March 31	December 31	March 31
	2007	2006	2006
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,095,100	$1,084,959	$1,109,497
Money market assets:
Interest-bearing deposits at banks	894,412	944,116	1,277,453
Federal funds sold and securities purchased under agreement to resell	85,341	672,760	188,927
Securities available-for-sale (including $5.18 billion, $5.15 billion, and $4.33 billion of securities pledged as collateral for repurchase agreements at March 31, 2007, December 31, 2006 and March 31, 2006, respectively)	10,509,999	10,713,910	7,011,412
Trading account assets	143,471	220,716	130,124
Loans	24,905,633	25,402,554	25,123,803
Allowance for loan losses	(317,357)	(322,742)	(328,745)

Net loans	$24,588,276	$25,079,812	$24,795,058
Loans held for sale	33,912	34,451	30,718
Premises and equipment	466,985	474,073	452,152
Bank-owned insurance	1,165,243	1,155,925	1,125,756
Goodwill and other intangible assets	389,950	395,140	411,922
Other assets	898,612	989,965	664,679

Total Assets	$40,271,301	$41,765,827	$37,197,698

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$5,552,764	$6,232,744	$6,615,003
— interest-bearing	22,029,462	22,855,715	17,943,478
Deposits in foreign offices — interest-bearing	836,384	1,030,838	1,725,092

Total deposits	$28,418,610	$30,119,297	$26,283,573
Federal funds purchased	616,755	476,000	385,731
Securities sold under agreement to repurchase	3,601,650	3,475,839	3,041,452
Short-term borrowings	1,874,984	1,261,679	1,832,971
Short-term senior notes	100,000	100,000	835,000
Accrued interest, taxes and other expenses	199,979	205,942	150,452
Accrued pension and post-retirement	163,874	170,853	101,369
Other liabilities	392,116	1,070,554	689,801
Minority interest — preferred stock of subsidiary	250,000	250,000	250,000
Long-term notes — senior	996,500	996,500	250,000
Long-term notes — subordinated	292,750	292,750	292,750

Total Liabilities	$36,907,218	$38,419,414	$34,113,099

Stockholder’s Equity
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 14,303,361, 14,303,361 and 13,946,361 shares at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	$143,034	$143,034	$139,464
Surplus	1,493,058	1,489,521	1,316,361
Retained earnings	1,820,410	1,811,497	1,703,592
Accumulated other comprehensive loss	(92,419)	(97,639)	(74,818)

Total Stockholder’s Equity	$3,364,083	$3,346,413	$3,084,599

Total Liabilities and Stockholder’s Equity	$40,271,301	$41,765,827	$37,197,698

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended
	March 31
	2007	2006
	(in thousands)

Interest Income
Loans	$392,947	$368,758
Money market assets:
Deposits at banks	4,802	3,304
Federal funds sold and securities purchased under agreement to resell	4,081	2,982
Trading accounts	1,781	1,664
Securities available-for-sale:
U.S. Treasury and federal agency	111,219	51,774
State and municipal	7,293	5,323
Other	6,034	5,174

Total interest income	$528,157	$438,979

Interest Expense
Deposits	226,454	152,808
Short-term borrowings	75,841	55,680
Short-term notes — senior	1,331	7,771
Long-term notes — senior	13,728	3,470
Long-term notes — subordinated	4,225	3,546
Minority interest — dividends on preferred stock of subsidiary	4,609	4,609

Total interest expense	$326,188	$227,884

Net Interest Income	201,969	211,095
Provision for loan losses	3,000	5,646

Net Interest Income after Provision for Loan Losses	$198,969	$205,449

Noninterest Income
Trust and investment management fees	21,992	15,987
Money market and bond trading	2,857	1,551
Foreign exchange	1,150	1,200
Service charges and fees	32,288	33,273
Net securities losses	(528)	(103)
Bank-owned insurance	12,333	10,584
Letter of credit fees	5,233	5,011
Syndication fees	726	1,698
Other	21,953	17,695

Total noninterest income	$98,004	$86,896

Noninterest Expenses
Salaries and other compensation	88,481	87,432
Pension, profit sharing and other employee benefits	33,319	31,205
Net occupancy	20,966	19,236
Equipment	15,417	15,665
Marketing	9,818	10,679
Communication and delivery	6,777	6,282
Expert services	7,669	9,384
Contract programming	7,686	7,590
Intercompany services	17,334	15,342
Restructuring charge (note 4)	13,678	—
Other	27,357	26,556
Amortization of intangibles	5,190	5,462

Total noninterest expenses	$253,692	$234,833

Income before income taxes	43,281	57,512
Applicable income taxes	6,553	14,729

Net Income	$36,728	$42,783

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended March 31
	2007	2006
	(in thousands)

Net income	$36,728	$42,783
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized loss on derivative instruments, net of tax benefit of $2,171 in 2007 and $703 in 2006	(3,906)	(1,197)
Less reclassification adjustment for realized loss included in net income, net of tax benefit of $1,232 in 2007 and $1,072 in 2006	2,099	1,824
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss) arising during the period, net of tax expense of $3,577 in 2007 and net of tax benefit of $2,963 in 2006	6,705	(5,520)
Less reclassification adjustment for realized loss included in net income, net of tax benefit of $206 in 2007 and $40 in 2006	322	63

Other comprehensive income (loss)	$5,220	$(4,830)

Comprehensive Income	$41,948	$37,953

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2007	2006
	(in thousands)

Balance at January 1	$3,346,413	$3,073,553
Net income	36,728	42,783
Stock option exercise	541	429
Tax benefit from stock option exercise	3,181	1,793
Capital contribution	—	871
Dividends — common stock	(28,000)	(30,000)
Other comprehensive gain (loss)	5,220	(4,830)

Balance at March 31	$3,364,083	$3,084,599

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended March 31,
	2007	2006
	(in thousands)

Operating Activities:
Net Income	$36,728	$42,783
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,000	5,646
Depreciation and amortization, including intangibles	6,024	22,854
Deferred tax expense	8,111	8,269
Tax benefit from stock options exercise	3,181	1,793
Net securities losses	528	103
Increase in bank-owned insurance	(9,318)	(10,584)
Trading account net cash (purchases) sales	(475,616)	536,357
Decrease (increase) in accrued interest receivable	11,230	(1,608)
Increase (decrease) in accrued interest payable	9,516	(16)
Decrease in other accrued expenses	(18,225)	(8,390)
Origination of loans held for sale	(77,206)	(64,952)
Proceeds from sale of loans held for sale	78,735	67,038
Net gain on loans held for sale	(990)	(440)
Net change in pension and post retirement benefits	(6,979)	3,792
Net change in due from parent	172	88,656
Recoveries on charged-off loans	5,311	6,383
Net increase in dividend payable	23,391	—
Net decrease in settlement clearing account	(50,523)	—
Net decrease (increase) in marked to market hedging derivatives	(13,728)	8,892
Other, net	(36,655)	(3,759)

Net cash (used in) provided by operating activities	$(503,313)	$702,817

Investing Activities:
Net decrease (increase) in interest-bearing deposits at banks	49,704	(269,786)
Net decrease in Federal funds sold and securities purchased under agreement to resell	587,419	69,988
Proceeds from sales of securities available-for-sale	509,817	257
Proceeds from maturities of securities available-for-sale	5,681,985	776,553
Purchases of securities available-for-sale	(5,969,908)	(1,221,744)
Net decrease (increase) in loans	483,225	(791,488)
Purchases of premises and equipment	(8,601)	(18,129)

Net cash provided by (used in) investing activities	$1,333,641	$(1,454,349)

Financing Activities:
Net (decrease) increase in deposits	(1,700,687)	650,039
Net increase in Federal funds purchased and securities sold under agreement to repurchase	266,566	10,700
Net increase (decrease) in short-term borrowings	613,305	(204,799)
Net increase in short-term senior notes	—	35,000
Cash dividends paid on common stock	—	(30,000)
Net proceeds from stock options exercise	541	429
Excess tax benefit from stock options exercise	88	245

Net cash (used in) provided by financing activities	$(820,187)	$461,614

Net increase (decrease) in cash and demand balances due from banks	10,141	(289,918)
Cash and demand balances due from banks at January 1	1,084,959	1,399,415

Cash and demand balances due from banks at March 31	$1,095,100	$1,109,497

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

For purposes of the Bank’s Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the three months ended March 31 totaled $332.1 million and $233.8 million in 2007 and 2006, respectively. Cash income tax payments over the same periods totaled $6.3 million and $30.2 million, respectively.

4.	Restructuring Charge

During the quarter, the Bank recorded a restructuring charge of $13.7 million, which is part of a $15.4 million restructuring charge for Harris Bankcorp, Inc., in the Consolidated Statement of Income. The objectives of the restructuring are to enhance customer service by directing spending and resources on front-line sales and service improvements, creating more effective processes and systems across the Bank and continuing accelerating the pace of the Bank’s growth.

The charge relates to the elimination of approximately 200 positions in primarily non-customer-facing areas of the Bank across all support functions and business groups. Of the charge, $11.5 million relates to severance related costs and $2.2 million is associated with premises related charges.

Premises related charges include lease cancellation payments for those locations where we have legally extinguished our lease obligations as well as the carrying value of abandoned assets in excess of their fair market value.

At March 31, 2007, $11.2 million remained in other liabilities on the Consolidated Statement of Condition related to amounts to be paid in future periods.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

First Quarter 2007 Compared with First Quarter 2006

Summary

The Bank’s first quarter 2007 net income was $36.7 million, a decrease of $6.1 million or 14.2 percent from the first quarter 2006. Return on equity was 4.49 percent in the current quarter, compared to 5.64 percent from last year’s first quarter. Return on assets was 0.37 percent compared to 0.48 percent a year ago.

First quarter 2007 net interest income was $202.0 million, down $9.1 million or 4.3 percent from $211.1 million in the first quarter of 2006. Average earning assets increased 11.4 percent to $36.8 billion from $33.0 billion in 2006, due in part to an increase of $3.8 billion in securities available for sale. Net interest margin decreased to 2.33 percent in the first quarter of 2007 from 2.66 percent in the first quarter of 2006, primarily reflecting a flat yield curve depressing spreads and the impact of greater reliance on higher-cost wholesale funding sources. This was somewhat offset by the growth in securities available for sale, particularly in US government agencies.

First quarter 2007 provision for loan losses was $3.0 million compared to $5.6 million in the first quarter of 2006. Net charge-offs decreased to $8.4 million from $8.8 million in the prior year, reflecting lower write-offs primarily in the installment loan portfolio. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan losses.

First quarter 2007 noninterest income was $98.0 million, an increase of $11.1 million or 12.8 percent from the first quarter of 2006. This was primarily attributable to a $6.0 million increase in trust and investment management fees, a $4.2 million increase in inter-company service fees included in other noninterest income, a $1.7 million increase in bank-owned insurance and $1.3 million higher money market and bond trading income. The increases were partially offset by a decrease in syndication fees of $1.0 million and a $1.0 million decline in service charges and fees.

First quarter 2007 noninterest expenses were $253.7 million, an increase of $18.9 million or 8.0 percent from the first quarter of 2006. The main driver was attributable to a restructuring charge of $13.7 million (note 4). Excluding the restructuring charge, expenses rose $5.2 million or 2.2 percent from the first quarter of 2006. The increase reflects normal growth to support increased business activities. The increases were attributable to pension, profit sharing and other employee benefits increasing by $2.1 million, inter-company service costs rising $2.0 million, higher net occupancy costs of $1.7 million and salaries and other compensation increasing by $1.0 million. The increases were partially offset by a $1.7 million decrease in expert service expenses. Income tax expense decreased $8.2 million, reflecting lower pretax income from the first quarter of 2006.

Nonperforming assets at March 31, 2007 were $195.5 million or 0.78 percent of total loans, up from $163.8 million or 0.64 percent at December 31, 2006 and $179.8 million or 0.73 percent from the first quarter of 2006. At March 31, 2007, the allowance for loan losses was $317.3 million, equal to 1.27 percent of loans outstanding, compared to $328.7 million or 1.31 percent of loans outstanding at the end of first quarter 2006. As a result, the ratio of the allowance for loan losses to nonperforming assets decreased from 182.9 percent at March 31, 2006 to 162.3 percent at March 31, 2007.

At March 31, 2007 consolidated stockholder’s equity of the Bank amounted to $3.36 billion, up slightly from $3.35 billion at December 31, 2006. No common stock was issued during the first quarter 2007. The Bank declared $28.0 million in dividends on common stock in the first quarter of 2007 and paid them in the second quarter of 2007 compared to $30.0 million declared and paid in the first quarter of 2006.

At March 31, 2007, Tier 1 capital of the Bank amounted to $3.32 billion, up from $3.00 billion one year earlier. The regulatory leverage capital ratio was 8.25 percent for the first quarter of 2007 compared to 8.35 percent in the same quarter of 2006. The Bank’s capital ratio exceeds the prescribed regulatory minimum for banks. The Bank’s March 31, 2007 Tier 1 and total risk-based capital ratios were 9.67 percent and 11.45 percent compared to respective ratios of 9.46 percent and 11.43 percent at March 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 6.

Item 4.	Controls and Procedures

As of March 31, 2007, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely decisions regarding disclosures. There was no change in the Company’s internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are being omitted from this Report because such items are not applicable to the reporting period.

Item 6.	Exhibits

31.1 Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2 Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of May 2007.

/s/ Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/ Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer