Form 10-Q
period 2007-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2007-08-14
CIK 1046788

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on August 14, 2007 was 1,000. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2007	2006	2006
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$5,199	$5,284	$1,192
Securities purchased from Harris N.A. under agreement to resell	9,665	9,854	16,069
Notes receivable from Harris N.A.	5,651	6,512	7,219
Securities available-for-sale:
Mortgage-backed	394,404	404,075	343,947
U.S. Treasury	69,934	59,948	104,888
Other assets	1,666	1,667	1,420

Total assets	$486,519	$487,340	$474,735

Liabilities and Stockholders’ Equity
Accrued expenses	$61	$120	$95
Preferred dividends payable	4,609	4,611	—

Total liabilities	$4,670	$4,731	$95

Commitments and contingencies	—	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000,000 and 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1	1
Additional paid-in capital	240,733	240,733	240,733
Earnings in excess of (less than) distributions	1,825	(71)	956
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities	(10,710)	(8,054)	(17,050)

Total stockholders’ equity	481,849	482,609	474,640

Total liabilities and stockholders’ equity	$486,519	$487,340	$474,735

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
	(in thousands, except per share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$998	$1,256	$1,858	$2,270
Notes receivable from Harris N.A.	92	119	189	249
Securities available-for-sale:
Mortgage-backed	4,531	3,796	9,122	7,691
U.S. Treasury	78	105	148	203

Total interest income	5,699	5,276	11,317	10,413
Operating expenses:
Loan servicing fees paid to Harris N.A.	5	6	9	12
Advisory fees	36	30	67	61
General and administrative	46	78	127	164

Total operating expenses	87	114	203	237

Net income	5,612	5,162	11,114	10,176
Preferred dividends	4,609	4,609	9,218	9,218

Net income available to common stockholder	$1,003	$553	$1,896	$958

Basic and diluted earnings per common share	$1,003.00	$553.00	$1,896.00	$958.00

Net income	$5,612	$5,162	$11,114	$10,176
Other comprehensive loss — net unrealized losses on available-for-sale securities	(4,356)	(2,774)	(2,656)	(6,064)

Comprehensive income	$1,256	$2,388	$8,458	$4,112

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended June 30
	2007	2006
	(in thousands,
	except per share data)

Balance at January 1	$482,609	$479,746
Net income	11,114	10,176
Other comprehensive loss	(2,656)	(6,064)
Dividends (preferred stock $0.4609 per share)	(9,218)	(9,218)

Balance at June 30	$481,849	$474,640

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2007	2006
	(in thousands)

Operating Activities:
Net Income	$11,114	$10,176
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in other assets	1	41
Net decrease in accrued expenses and other liabilities	(61)	(34)

Net cash provided by operating activities	11,054	10,183

Investing Activities:
Decrease in securities purchased from Harris N.A. under agreement to resell	189	4,431
Repayments of notes receivable from Harris N.A.	861	1,465
Purchases of securities available-for-sale	(168,861)	(205,174)
Proceeds from maturities of securities available-for-sale	165,890	198,805

Net cash used in investing activities	(1,921)	(473)

Financing Activities:
Cash dividends paid on preferred stock	(9,218)	(9,218)

Net cash used in financing activities	(9,218)	(9,218)

Net (decrease) increase in cash on deposit with Harris N.A.	(85)	492
Cash on deposit with Harris N.A. at beginning of period	5,284	700

Cash on deposit with Harris N.A. at end of period	$5,199	$1,192

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to consolidated financial statements included in the Company’s 2006 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

HARRIS PREFERRED CAPITAL CORPORATION

Results of Operations

Second Quarter 2007 Compared with Second Quarter 2006

The Company’s net income for the first quarter of 2007 was $5.6 million, a 9% increase from the second quarter 2006 net income of $5.2 million. Earnings increased primarily because of increased interest income on earning assets.

Interest income on securities purchased under agreement to resell for the second quarter of 2007 was $998 thousand, on an average balance of $83.7 million, with an annualized yield of 4.8%. During the same period in 2006, the interest income on securities purchased under agreement to resell was $1.26 million, on an average balance of $107.6 million, with an annualized yield of 4.7%. The decrease in income was attributable to lower balances, partially offset by higher yields. Second quarter 2007 interest income on the Notes totaled $92 thousand and yielded 6.4% on $5.8 million of average principal outstanding for the quarter compared to $119 thousand and a 6.4% yield on $7.4 million average principal outstanding for the second quarter 2006. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers in the Securing Mortgage Loans. Interest income on securities available-for-sale for the current quarter was $4.6 million resulting in a yield of 4.6% on an average balance of $399 million, compared to $3.9 million with a yield of 4.4% on an average balance of $359 million for the same period a year ago. The increase in interest income is primarily attributable to growth in the portfolio of mortgage-backed securities generating higher interest yields.

There were no Company borrowings during second quarter 2007 or 2006.

Second quarter 2007 operating expenses totaled $87 thousand, a decrease of $27 thousand or 24% from the second quarter of 2006. Loan servicing expenses totaled $5 thousand, a decrease of $1 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank. Advisory fees for the second quarter 2007 were $36 thousand compared to $30 thousand a year earlier. General and administrative expenses totaled $46 thousand, a decrease of $32 thousand from the same period in 2006 due to a decrease in printing, processing and insurance costs.

At June 30, 2007 and 2006, there were no Securing Mortgage Loans on nonaccrual status.

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At June 30, 2007, net unrealized losses on available-for-sale securities were $10.7 million compared to $17.1 million of unrealized losses on June 30, 2006 and $8.1 million of unrealized losses at December 31, 2006. The unrealized loss positions at June 30, 2007 and 2006 and December 31, 2006 were attributable to changes in interest rates and not to lowered credit quality of individual securities; therefore management believes these unrealized losses are temporary.

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

HARRIS PREFERRED CAPITAL CORPORATION

Six Months Ended June 30, 2007 compared with June 30, 2006

The Company’s net income for the six months ended June 30, 2007 was $11.1 million. This represented a $0.9 million increase or 9% from 2006 earnings. Earnings increased primarily because of an increase in interest income on earning assets.

Interest income on securities purchased under agreement to resell for the six months ended June 30, 2007 was $1.9 million, on an average balance of $76 million, with an average rate of 4.9%. During the same period in 2006, the interest income on securities purchased under agreement to resell was $2.3 million on an average balance of $99 million, with an average rate of 4.6%. Interest income on the Notes for the six months ended June 30, 2007 totaled $189 thousand, yielding 6.4% on $5.9 million of average principal outstanding compared to $249 thousand of income yielding 6.4% on $7.8 million of average principal outstanding for the same period in 2006. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $7.5 million for the six months ended June 30, 2007 and $9.8 million for the same period in 2006. There were no Company borrowings during either period. Interest income on securities available-for-sale for the six months ended June 30, 2007 was $9.3 million resulting in a yield of 4.6% on an average balance of $403 million, compared to $7.9 million resulting in a yield of 4.3% on an average balance of $365 million a year ago. The increase in interest income from available-for-sale securities is primarily attributable to growth in the portfolio of mortgage-backed securities.

Operating expense for the six months ended June 30, 2007 totaled $203 thousand, a decrease of $34 thousand from a year ago. Loan servicing expenses for the six months ended June 30, 2007 totaled $9 thousand, a decrease of $3 thousand or 25% from 2006. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the six months ended June 30, 2007 were $67 thousand compared to $61 thousand a year ago. General and administrative expenses totaled $127 thousand, a decrease of $37 thousand or 23% from the same period in 2006 as a result of reduced costs for printing, insurance and processing costs.

On July 2, 2007, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2007 as declared on May 31, 2007. On June 30, 2006, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2006, as declared on May 31, 2006.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary source of funds in addition to $11.1 million provided from operations during the six months ended June 30, 2007, were $166 million provided from the maturities of securities available-for-sale. In the prior period ended June 30, 2006, the primary sources of funds other than $10.2 million from operations were $199 million provided from the maturities of securities available-for-sale and $4.4 million resulting from a decrease in securities purchased under agreement to resell. The primary uses of funds for the six months ended June 30, 2007 were $169 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. In the prior period ended June 30, 2006, the primary uses of funds were $205 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

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

Other Matters

As of June 30, 2007, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

On June 8, 2007, Standard & Poor’s Ratings Services lowered its short and long-term counterparty ratings on Bank of Montreal (the Company’s ultimate parent). At the same time, Standard & Poor’s removed the ratings from Creditwatch with negative implications, where they were placed May 17, 2007. The outlook is stable. As part of this action, the Standard & Poor’s rating for the preferred stock of the Company was lowered from “A” to “A-”.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION
(Unaudited)

	June 30	December 31	June 30
	2007	2006	2006
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,167,388	$1,084,959	$1,016,177
Money market assets:
Interest-bearing deposits at banks	852,677	944,116	1,202,013
Federal funds sold and securities purchased under agreement to resell	1,602,616	672,760	595,010
Securities available-for-sale (including $4.90 billion, $5.15 billion, and $4.21 billion of securities pledged as collateral for repurchase agreements at June 30, 2007, December 31, 2006 and June 30, 2006, respectively)	10,343,762	10,713,910	7,191,246
Trading account assets	290,859	220,716	256,747
Loans	25,966,154	25,402,554	25,589,646
Allowance for loan losses	(313,452)	(322,742)	(326,375)

Net loans	$25,652,702	$25,079,812	$25,263,271
Loans held for sale	52,938	34,451	34,044
Premises and equipment	489,115	474,073	460,708
Bank-owned insurance	1,225,098	1,168,568	1,149,047
Goodwill and other intangible assets	554,969	395,140	405,898
Other assets	989,397	984,816	750,807

Total assets	$43,221,521	$41,773,321	$38,324,968

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$6,430,170	$6,232,744	$6,649,466
— interest-bearing	24,295,501	22,855,715	18,896,415
Deposits in foreign offices — interest-bearing	771,685	1,030,838	1,531,854

Total deposits	$31,497,356	$30,119,297	$27,077,735
Federal funds purchased	122,800	476,000	591,435
Securities sold under agreement to repurchase	3,182,283	3,475,839	2,758,233
Short-term borrowings	858,658	1,261,679	1,902,456
Short-term senior notes	430,000	100,000	500,000
Accrued interest, taxes and other expenses	222,093	205,942	186,090
Accrued pension and post-retirement	164,239	170,853	98,077
Other liabilities	440,804	1,078,048	408,364
Minority interest — preferred stock of subsidiary	250,000	250,000	250,000
Long-term notes — senior	2,096,500	996,500	996,500
Long-term notes — subordinated	292,750	292,750	292,750

Total liabilities	$39,557,483	$38,426,908	$35,061,640

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 15,514,761, 14,303,361 and 14,303,361 shares at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	$155,148	$143,034	$143,034
Surplus	1,786,229	1,489,521	1,482,190
Retained earnings	1,848,660	1,811,497	1,719,055
Accumulated other comprehensive loss	(125,999)	(97,639)	(80,951)

Total stockholder’s equity	$3,664,038	$3,346,413	$3,263,328

Total liabilities and stockholder’s equity	$43,221,521	$41,773,321	$38,324,968

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Interest Income
Loans	$411,202	$390,250	$819,613	$759,007
Money market assets:
Deposits at banks	4,990	3,364	10,091	6,669
Federal funds sold and securities purchased under agreement to resell	5,695	7,078	9,927	10,060
Trading accounts	2,716	2,335	4,498	3,999
Securities available-for-sale:
U.S. Treasury and federal agency	115,516	60,682	228,567	112,457
State and municipal	8,724	5,769	16,491	11,091
Other	6,544	5,784	12,613	10,958

Total interest income	$555,387	$475,262	$1,101,800	$914,241

Interest Expense
Deposits	241,336	172,000	475,266	324,807
Short-term borrowings	68,920	73,433	146,318	129,113
Short-term notes — senior	10,990	3,983	12,320	11,754
Long-term notes — senior	14,300	5,074	28,028	8,543
Long-term notes — subordinated	4,266	3,904	8,491	7,450
Minority interest-dividends on preferred stock of subsidiary	4,609	4,609	9,219	9,219

Total interest expense	$344,421	$263,003	$679,642	$490,886

Net Interest Income	210,966	212,259	422,158	423,355
Provision for loan losses	10,800	5,661	13,800	11,307

Net Interest Income after Provision for Loan Losses	$200,166	$206,598	$408,358	$412,048

Noninterest Income
Trust and investment management fees	23,194	22,992	45,986	38,980
Money market and bond trading	4,230	4,176	7,086	5,727
Foreign exchange	925	1,200	2,075	2,400
Service charges and fees	36,370	34,774	70,342	68,047
Net securities (losses) gains	(5,297)	2,456	(5,825)	2,352
Bank-owned insurance	12,098	10,856	24,786	21,440
Letter of credit fees	4,549	4,731	9,782	9,742
Syndication fees	350	4,168	1,076	5,866
Other	26,114	18,642	49,258	36,337

Total noninterest income	$102,533	$103,995	$204,566	$190,891

Noninterest Expenses
Salaries and other compensation	88,628	88,617	180,413	176,049
Pension, profit sharing and other employee benefits	26,319	27,250	60,123	58,455
Net occupancy	21,416	19,547	43,236	38,783
Equipment	16,532	16,452	32,305	32,117
Marketing	7,958	9,567	18,025	20,245
Communication and delivery	6,653	6,275	13,848	12,558
Expert services	6,498	7,821	14,386	17,205
Contract programming	7,826	6,484	15,747	14,074
Intercompany services	16,772	14,075	33,802	29,416
Restructuring (recovery) charge (note 4)	(303)	—	13,376	—
Other	28,870	30,821	57,963	57,377
Amortization of intangibles	6,378	5,300	12,784	10,763

Total noninterest expenses	$233,547	$232,209	$496,008	$467,042

Income before income taxes	69,152	78,384	116,916	135,897
Applicable income taxes	16,244	25,661	24,355	40,391

Net Income	$52,908	$52,723	$92,561	$95,506

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$52,908	$52,723	$92,561	$95,506
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments, net of tax expense for the quarter of $1,959 in 2007 and $1,123 in 2006 and net of tax (benefit) expense for the year-to-date period of ($146) in 2007 and $2,754 in 2006	3,321	1,894	(271)	4,863
Less reclassificaiton adjustment for realized loss (gain) included in income statement, net of tax benefit for the quarter of ($1,018) in 2007 and ($124) in 2006 and net of tax (benefit) expense for the year-to-date period of ($2,184) in 2007 and $1,138 in 2006	1,890	230	4,055	(2,112)
Pension and Other Postretirement Benefit Adjustments:
Net unrealized gain on pension and other postretirement benefits, net of tax expense for the quarter of $1,432 in 2007 and $0 in 2006 and net of tax expense for the year-to-date period of $1,432 in 2007 and $0 in 2006	2,660	—	2,660	—
Unrealized loss on available-for-sale securities:
Unrealized holding loss arising during the period, net of tax benefit for the quarter of ($24,298) in 2007 and ($3,580) in 2006 and net of tax benefit for the year-to-date period of ($20,700) in 2007 and ($6,540) in 2006	(45,337)	(6,661)	(38,590)	(12,186)
Less reclassification adjustment for realized loss (gain) included in income statement, net of tax (benefit) expense for the quarter of ($1,854) in 2007 and $860 in 2006 and net of tax (benefit) expense for the year-to-date period of ($2,039) in 2007 and $823 in 2006	3,443	(1,596)	3,786	(1,529)

Other comprehensive loss	(34,023)	(6,133)	(28,360)	(10,964)

Comprehensive income	$18,885	$46,590	$64,201	$84,542

The accompanying notes to consolidated financial statements are an integral pert of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2007	2006
	(in thousands)

Balance at January 1	$3,346,413	$3,073,553
Net income	92,561	95,506
Contributions to capital surplus	280,520	148,001
Issuance of common stock	12,114	2,870
Stock option exercise	609	866
Tax benefit from stock option exercise	3,181	5,496
Dividends — common stock	(43,000)	(52,000)
Other comprehensive loss	(28,360)	(10,964)

Balance at June 30	$3,664,038	$3,263,328

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Operating Activities:
Net Income	$92,561	$95,506
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	13,800	11,307
Depreciation and amortization, including intangibles	17,611	39,526
Deferred tax expense (benefit)	5,118	(5,523)
Tax benefit from stock options exercise	3,181	5,496
Net securities losses (gains)	5,825	(2,352)
Increase in bank-owned insurance	(21,087)	(21,774)
Trading account net cash purchases	(620,153)	(18,298)
Decrease (increase) in accrued interest receivable	6,965	(11,546)
Increase in accrued interest payable	20,007	8,253
Increase in other accrued expenses	1,966	16,367
Origination of loans held for sale	(168,937)	(122,344)
Proceeds from sale of loans held for sale	152,314	121,555
Net gain on loans held for sale	(1,864)	(891)
Net (decrease) increase in pension and post retirement benefits	(5,386)	500
Net (decrease) increase in undistributed loan principle	(8,250)	33,720
Recoveries on charged-off loans	13,496	14,512
Net (decrease) increase in marked to market hedging derivatives	(24,892)	5,441
Other, net	40,915	42,610

Net cash (used in) provided by operating activities	$(476,810)	$212,065

Investing Activities:
Net decrease (increase) in interest-bearing deposits at banks	91,439	(225,343)
Net increase in Federal funds sold and securities purchased under agreement to resell	(929,856)	(336,095)
Proceeds from sales of securities available-for-sale	5,625,624	257
Proceeds from maturities of securities available-for-sale	11,911,041	3,554,053
Purchases of securities available-for-sale	(17,198,084)	(4,189,951)
Net increase in loans	(609,199)	(1,272,578)
Purchases of premises and equipment	(47,591)	(41,327)

Net cash used in investing activities	$(1,156,626)	$(2,510,984)

Financing Activities:
Net increase in deposits	1,378,059	1,572,366
Net increase in Federal funds purchased and securities sold under agreement to repurchase	(646,756)	(66,815)
Net decrease in short-term borrowings	(403,021)	(135,314)
Net decrease in short-term senior notes	(1,000,000)	(300,000)
Proceeds from issuance of long-term senior notes	2,430,000	746,500
Proceeds from issuance of common stock	—	150,000
Cash dividends paid on common stock	(43,000)	(52,000)
Net proceeds from stock options exercise	608	866
Excess tax (expense) benefit from stock options exercise	(25)	78

Net cash provided by financing activities	$1,715,865	$1,915,681

Net increase (decrease) in cash and demand balances due from banks	82,429	(383,238)
Cash and demand balances due from banks at January 1	1,084,959	1,399,415

Cash and demand balances due from banks at June 30	$1,167,388	$1,016,177

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On February 17, 2006 Bankcorp merged one of its bank subsidiaries, New Lenox State Bank, with and into Harris N.A. This transaction was recorded at its carrying value and prior year financial statements have been restated to include operations from the time New Lenox State Bank was initially acquired by Bankcorp.

On August 26, 2006 Bankcorp consolidated one of its bank subsidiaries, Mercantile National Bank of Indiana, with and into the Bank. This transaction was recorded at its carrying value and prior year financial statements have been restated.

On May 12, 2007 Bankcorp consolidated one of its bank subsidiaries, First National Bank and Trust (“FNBT”), with and into the Bank. This transaction was recorded at its carrying value.

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

For purposes of the Bank’s Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the six months ended June 30 totaled $659.6 million and $482.6 million in 2007 and 2006, respectively. Cash income tax payments over the same periods totaled $35.5 million and $65.8 million, respectively.

4.	Restructuring Charge

During the quarter, the Bank recorded a restructuring recovery $0.3 million for the three months ended June 30, 2007 and expense of $13.4 million for the six months ended June 30, 2007, which is part of a $15.1 million restructuring charge for Harris Bankcorp, Inc., in the Consolidated Statement of Income. The objectives of the restructuring are to enhance customer service by directing spending and resources on front-line sales and service improvements, creating more effective processes and systems across the Bank and continuing accelerating the pace of the Bank’s growth.

The charge relates to the elimination of approximately 200 positions in primarily non-customer-facing areas of the Bank across all support functions and business groups. Of the charge, $10.7 million relates to severance related costs and $2.7 million is associated with premises related charges.

Premises related charges include lease cancellation payments for those locations where we have legally extinguished our lease obligations as well as the carrying value of abandoned assets in excess of their fair market value.

At June 30, 2007, $5.8 million remained in other liabilities on the Consolidated Statement of Condition related to amounts to be paid in future periods.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Second Quarter 2007 Compared with Second Quarter 2006

Summary

The Bank’s second quarter 2007 net income was $52.9 million, an increase of $185,000 or 0.4 percent from the second quarter 2006. Return on equity was 5.90 percent in the current quarter, compared to 7.97 percent from last year’s second quarter. Return on assets was 0.51 percent compared to 0.68 percent a year ago.

Second quarter 2007 net interest income was $211.0 million, down $1.3 million or 0.6 percent from $212.3 million in the second quarter of 2006. Average earning assets increased 11.4 percent to $38.1 billion from $34.2 billion in 2006, due in part to an increase of $3.6 billion in securities available for sale. Net interest margin decreased to 2.34 percent in the second quarter of 2007 from 2.58 percent in the second quarter of 2006, primarily reflecting a flat yield curve depressing spreads and the impact of greater reliance on higher-cost wholesale funding sources. This was somewhat offset by the growth in securities available for sale, particularly US government agencies.

Second quarter 2007 provision for loan losses was $10.8 million compared to $5.7 million in the second quarter of 2006. This is due to loan growth and some modest credit impairment of the portfolio. Net charge-offs increased to $23.5 million from $7.9 million in the prior year, reflecting higher write-offs primarily in the commercial loan portfolio. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan losses.

Second quarter 2007 noninterest income was $102.5 million, a decrease of $1.5 million or 1.4 percent from the second quarter of 2006. This was primarily attributable to a $7.8 million decrease in net securities gains and a decrease in syndication fees of $3.8 million. The decreases were offset by increases of $1.6 million in service charges and fees, a $1.2 million increase in bank-owned insurance ($0.3 million FNBT) and $7.5 million increase in other income which includes an increase of $6.7 million in intercompany service income.

Second quarter 2007 noninterest expenses were $233.5 million, an increase of $1.3 million or 0.6 percent from the second quarter of 2006. The increase reflects normal growth to support increased business activities. The increases were attributable to inter-company service costs rising $2.7 million, higher net occupancy costs of $1.9 million, contract programming increasing by $1.3 million due to volume increases and amortization of intangibles of $1.1 million due to FNBT. The increases were partially offset by decreases in marketing of $1.6 million, $1.3 million in expert service expenses and $0.9 million in pension, profit sharing and other employee benefits. Income tax expense decreased $9.4 million, reflecting lower pretax income from the second quarter of 2006.

Nonperforming assets at June 30, 2007 were $199.5 million or 0.77 percent of total loans, up from $163.8 million or 0.64 percent at December 31, 2006 and $134.0 million or 0.52 percent from the second quarter of 2006. At June 30, 2007, the allowance for loan losses was $313.5 million, equal to 1.22 percent of loans outstanding, compared to $326.4 million or 1.28 percent of loans outstanding at the end of second quarter 2006. As a result, the ratio of the allowance for loan losses to nonperforming assets decreased from 251.1 percent at June 30, 2006 to 157.1 percent at June 30, 2007.

At June 30, 2007 consolidated stockholder’s equity of the Bank amounted to $3.66 billion, up from $3.35 billion at December 31, 2006. Common stock of $12.1 million was issued during the second quarter 2007 in conjunction with the FNBT transaction (note 1). The Bank declared and paid $15.0 million in dividends on common stock in the second quarter of 2007 compared to $22.0 million declared and paid in the second quarter of 2006.

At June 30, 2007, Tier 1 capital of the Bank amounted to $3.49 billion, up from $3.23 billion one year earlier. The regulatory leverage capital ratio was 8.39 percent for the second quarter of 2007 compared to 8.80 percent in the same quarter of 2006. The Bank’s capital ratio exceeds the prescribed regulatory minimum for banks. The Bank’s

June 30, 2007 Tier 1 and total risk-based capital ratios were 10.04 percent and 11.79 percent compared to respective ratios of 9.99 percent and 11.90 percent at June 30, 2006.

Six Months ended June 30, 2007 Compared with June 30, 2006

Summary

The Bank’s net income for the six months ended June 30, 2007 was $92.6 million, a decrease of $2.9 million or 3.1 percent from the same period last year. Return on equity was 5.19 percent in the current year, compared to 7.26 percent from last year. Return on assets was 0.45 percent compared to 0.62 percent a year ago.

Six months ended June 30, 2007 net interest income was $422.2 million, down $1.2 million or 0.3 percent from $423.4 million from last year. Average earning assets increased 13.0 percent to $38.0 billion from $33.6 billion in 2006, due in part to an increase of $6.8 billion in securities available for sale. Net interest margin decreased to 2.35 percent in 2007 from 2.62 percent in the same period in 2006, primarily reflecting a flat yield curve depressing spreads and the impact of greater reliance on higher-cost wholesale funding sources. This was somewhat offset by the growth in securities available for sale, particularly US government agencies.

Year to date 2007 provision for loan losses was $13.8 million compared to $11.3 million in 2006. This is due to loan growth and some modest credit impairment of the portfolio. Net charge-offs increased to $32.1 million from $16.8 million in the prior year, reflecting higher write-offs primarily in the commercial loan portfolio. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan losses.

Six months ended June 30, 2007 noninterest income was $204.6 million, an increase of $13.7 million or 7.2 percent from last year. This was primarily attributable to a $7.0 million increase in trust and investment management fees, a $3.3 million increase in bank-owned insurance ($0.6 million FNBT), a $2.3 million increase in service charges and fees and $12.9 million increase in other noninterest income which is primarily $10.6 million of intercompany service income and $2.0 million in mutual fund fees. The increases were partially offset by decreases in net securities gains of $8.2 million and $4.8 million decrease in syndication fees.

Six months ended June 30, 2007 noninterest expenses were $496.0 million, an increase of $29.0 million or 6.2 percent from last year. The increase was attributable in part to a restructuring charge of $13.4 million (note 4). Excluding the restructuring charge, expenses rose $15.6 million or 3.3 percent from the same period in 2006. The increase reflects normal growth to support increased business activities. The increases were attributable to higher net occupancy costs of $4.5 million due to increased building depreciation and maintenance, rent expense and higher real estate tax expense, inter-company service costs rising $4.4 million, an increase in salaries and other compensation of $4.4 million, an increase in amortization of intangibles of $2.0 million due to FNBT, increase in contract programming of $1.7 million due to contract renegotiation of cost and volume increases and pension, profit sharing and other employee benefits increasing by $1.7 million. The increases were partially offset by a $2.8 million decrease in expert service expenses and $2.2 million in marketing expenses. Income tax expense decreased $16.0 million, reflecting lower pretax income for the six months ended June 30, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 6.

Item 4.	Controls and Procedures

As of June 30, 2007, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely decisions regarding disclosures. There was no change in the Company’s internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1 Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2 Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2007.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer