Form 10-Q
period 2007-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2007-11-14
CIK 1046788

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission file number 1-13805

Harris Preferred Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland	# 36-4183096
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Indentification No.)
111 West Monroe Street, Chicago, Illinois	60603
(Address of principal executive offices)	(Zip Code)

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on November 13, 2007 was 1,000. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2007	2006	2006
	(unaudited)	(audited)	(unaudited)
	(in thousands)

Assets
Cash on deposit with Harris N.A	$5,201	$5,284	$1,026
Securities purchased from Harris N.A. under agreement to resell	9,421	9,854	12,083
Notes receivable from Harris N.A.	5,531	6,512	6,722
Securities available-for-sale:
Mortgage-backed	379,555	404,075	396,917
U.S. Treasury	89,936	59,948	64,926
Other assets	1,597	1,667	1,646

Total assets	$491,241	$487,340	$483,320

Liabilities
Accrued expenses	$75	$120	$51
Preferred dividends payable	4,609	4,611	—

Total liabilities	$4,684	$4,731	$51

Commitments and contingencies	—	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000,000 and 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1	1
Additional paid-in capital	240,733	240,733	240,733
Earnings in excess of (less than) distributions	2,324	(71)	1,673
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities	(6,501)	(8,054)	(9,138)

Total stockholders’ equity	486,557	482,609	483,269

Total liabilities and stockholders’ equity	$491,241	$487,340	$483,320

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVEV INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$1,002	$1,090	$2,860	$3,360
Notes receivable from Harris N.A.	89	111	278	360
Securities available-for-sale:
Mortgage-backed	4,549	4,118	13,671	11,809
U.S. Treasury	75	104	223	307

Total interest income	5,715	5,423	17,032	15,836
Operating expenses:
Loan servicing fees paid to Harris N.A.	5	5	14	17
Advisory fees	36	32	103	93
General and administrative	54	59	181	223

Total operating expenses	95	96	298	333

Net income	5,620	5,327	16,734	15,503
Preferred dividends	4,609	4,609	13,827	13,828

Net income available to common stockholder	$1,011	$718	$2,907	$1,675

Basic and diluted earnings per common share	$1,011.00	$718.00	$2,907.00	$1,675.00

Net income	$5,620	$5,327	$16,734	$15,503
Other comprehensive income — net unrealized gains on available-for-sale securities	4,209	7,912	1,553	1,848

Comprehensive income	$9,829	$13,239	$18,287	$17,351

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands,
	except per share data)

Balance at January 1	$482,609	$479,746
Net income	16,734	15,503
Other comprehensive income	1,553	1,848
Dividends — (common stock $511.85 per share)	(512)	—
Dividends — (preferred stock $0.4609 per share)	(13,827)	(13,828)

Balance at September 30	$486,557	$483,269

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)

Operating Activities:
Net Income	$16,734	$15,503
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in other assets	70	(185)
Net decrease in accrued expenses and other liabilities	(47)	(79)

Net cash provided by operating activities	16,757	15,239

Investing Activities:
Decrease in securities purchased from Harris N.A. under agreement to resell	433	8,417
Repayments of notes receivable from Harris N.A.	981	1,962
Purchases of securities available-for-sale	(258,795)	(333,447)
Proceeds from maturities of securities available-for-sale	254,880	321,983

Net cash used in investing activities	(2,501)	(1,085)

Financing Activities:
Cash dividends paid on common stock	(512)	—
Cash dividends paid on preferred stock	(13,827)	(13,828)

Net cash used in financing activities	(14,339)	(13,828)

Net (decrease) increase in cash on deposit with Harris N.A.	(83)	326
Cash on deposit with Harris N.A. at beginning of period	5,284	700

Cash on deposit with Harris N.A. at end of period	$5,201	$1,026

The accompanying notes are an integral part of these consolidated financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

HARRIS PREFERRED CAPITAL CORPORATION

Results of Operations

Third Quarter 2007 Compared with Third Quarter 2006

The Company’s net income for the third quarter of 2007 was $5.6 million, a 6% increase from the third quarter 2006 net income of $5.3 million. Earnings increased primarily because of increased interest income on earning assets.

Interest income on securities purchased under agreement to resell for the third quarter of 2007 was $1.0 million on an average balance of $80.8 million, with an annualized yield of 4.96%. During the same period in 2006, the interest income on securities purchased under agreement to resell was $1.1 million, on an average balance of $97.9 million, with an annualized yield of 4.45%. The decrease in income was attributable to lower balances, partially offset by higher yields. Third quarter 2007 interest income on the Notes totaled $89 thousand and yielded 6.4% on $5.6 million of average principal outstanding for the quarter compared to $111 thousand and a 6.4% yield on $6.9 million average principal outstanding for the third quarter of 2006. The decrease in income was attributable to a reduction in the Notes balance because of principal paydowns by customers in the Securing Mortgage Loans. Interest income on securities available-for-sale for the current quarter was $4.6 million resulting in a yield of 4.7% on an average balance of $393 million, compared to $4.2 million with a yield of 4.4% on an average balance of $382 million for the same period a year ago. The increase in interest income is primarily attributable to the portfolio of mortgage-backed securities generating a higher yield in the current quarter.

There were no Company borrowings during third quarter 2007 or 2006.

Third quarter 2007 operating expenses totaled $95 thousand, compared to $96 thousand in the third quarter of 2006. Loan servicing expenses totaled $5 thousand for the third quarter in 2007 and 2006. Advisory fees for the third quarter 2007 were $36 thousand compared to $32 thousand a year earlier. General and administrative expenses totaled $54 thousand, a decrease of $5 thousand from the same period in 2006 due to lower processing costs.

At September 30, 2007 and 2006, there were no Securing Mortgage Loans on nonaccrual status.

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2007, net unrealized losses on available-for-sale securities were $6.5 million compared to $9.1 million of unrealized losses on September 30, 2006 and $8.1 million of unrealized losses at December 31, 2006. The unrealized loss positions at September 30, 2007 and 2006 and December 31, 2006 were attributable to changes in interest rates and not to lowered credit quality of individual securities; therefore management believes these unrealized losses are temporary.

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

Nine Months Ended September 30, 2007 compared with September 30, 2006

The Company’s net income for the nine months ended September 30, 2007 was $16.7 million. This represented a $1.2 million increase or 8% from 2006 earnings for the nine month period. Earnings increased primarily because of an increase in interest income on earning assets.

HARRIS PREFERRED CAPITAL CORPORATION

Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2007 was $2.9 million, on an average balance of $78 million, with an average rate of 4.9%. During the same period in 2006, the interest income on securities purchased under agreement to resell was $3.4 million on an average balance of $99 million, with an average rate of 4.5%. The decrease in interest income was attributable to lower balances, partially offset by higher yields. Interest income on the Notes for the nine months ended September 30, 2007 totaled $278 thousand, yielding 6.4% on $5.8 million of average principal outstanding compared to $360 thousand of income yielding 6.4% on $7.5 million of average principal outstanding for the same period in 2006. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $7 million for the nine months ended September 30, 2007 and $9 million for the same period in 2006. There were no Company borrowings during either period. Interest income on securities available-for-sale for the nine months ended September 30, 2007 was $13.9 million resulting in a yield of 4.6% on an average balance of $399 million, compared to $12.1 million resulting in a yield of 4.4% on an average balance of $371 million a year ago. The increase in interest income from available-for-sale securities is primarily attributable to growth in the portfolio of mortgage-backed securities.

Operating expense for the nine months ended September 30, 2007 totaled $298 thousand, a decrease of $35 thousand from a year ago. Loan servicing expenses for the nine months ended September 30, 2007 totaled $14 thousand, a decrease of $3 thousand or 18% from 2006. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances. Advisory fees for the nine months ended September 30, 2007 were $103 thousand compared to $93 thousand a year ago. The increase is due to increased costs with the day-to-day operations of the Company. General and administrative expenses totaled $181 thousand, a decrease of $42 thousand or 19% from the same period in 2006 as a result of reduced costs for printing, insurance and processing costs.

On October 1, 2007, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2007 as declared on August 29, 2007. On September 30, 2006, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2006, as declared on August 30, 2006. On September 12, 2007, the Company paid a cash dividend of $512 thousand declared on August 29, 2007 on the outstanding common shares to the stockholder of record on September 1, 2007. The Company made the election under Internal Revenue Code Section 858(a) to treat this distribution as having been made during 2006.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary source of funds in addition to $16.8 million provided from operations during the nine months ended September 30, 2007, was $255 million provided from the maturities of securities available-for-sale. In the prior period ended September 30, 2006, the primary sources of funds other than $15.2 million from operations were $322 million provided from the maturities of securities available-for-sale and $8.4 million resulting from a decrease in securities purchased under agreement to resell. The primary uses of funds for the nine months ended September 30, 2007 were $259 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid and $512 thousand in common stock dividends paid. In the prior period ended September 30, 2006, the primary uses of funds were $333 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid.

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

Other Matters

As of September 30, 2007, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

On June 8, 2007, Standard & Poor’s Ratings Services lowered its short and long-term counterparty ratings on Bank of Montreal (the Company’s ultimate parent). At the same time, Standard & Poor’s removed the ratings from Creditwatch with negative implications, where they were placed May 17, 2007. The outlook is stable. As part of this action, the Standard & Poor’s rating for the preferred stock of the Company was lowered from “A” to “A−”.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30	December 31	September 30
	2007	2006	2006
	(unaudited)	audited	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,362,213	$1,084,959	$1,170,152
Money market assets:
Interest-bearing deposits at banks	936,792	944,116	932,474
Federal funds sold and securities purchased under agreement to resell	769,393	672,760	1,378,494
Securities available-for-sale (including $5.82 billion, $5.15 billion, and $5.83 billion of securities pledged as collateral for repurchase agreements at September 30, 2007, December 31, 2006 and September 30, 2006, respectively)	11,178,434	10,713,910	8,393,139
Trading account assets	207,927	293,353	205,776
Loans	25,273,204	25,402,554	25,395,031
Allowance for loan losses	(315,640)	(322,742)	(323,687)

Net loans	$24,957,564	$25,079,812	$25,071,344
Loans held for sale	50,279	34,451	26,966
Premises and equipment	490,297	474,073	473,780
Bank-owned insurance	1,236,095	1,168,744	1,157,696
Goodwill and other intangible assets	550,866	395,140	400,513
Other assets	1,213,403	912,004	1,414,115

Total assets	$42,953,263	$41,773,322	$40,624,449

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$5,706,170	$6,232,744	$5,833,858
— interest-bearing	23,376,406	22,855,715	20,666,415
Deposits in foreign offices — interest-bearing	855,978	1,030,838	1,186,451

Total deposits	$29,938,554	$30,119,297	$27,686,724
Federal funds purchased	327,330	476,000	297,200
Securities sold under agreement to repurchase	4,068,896	3,475,839	4,080,622
Short-term borrowings	690,101	1,261,679	1,959,570
Short-term senior notes	410,000	100,000	100,000
Accrued interest, taxes and other expenses	278,457	205,942	218,493
Accrued pension and post-retirement	165,508	170,853	99,627
Other liabilities	704,742	1,078,049	1,307,613
Minority interest — preferred stock of subsidiary	250,000	250,000	250,000
Long-term notes — senior	2,096,500	996,500	996,500
Long-term notes — subordinated	292,750	292,750	292,750

Total liabilities	$39,222,838	$38,426,909	$37,289,099

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 15,514,761, 14,303,361 and 14,303,361 shares at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	$155,148	$143,034	$143,034
Surplus	1,779,230	1,489,521	1,487,188
Retained earnings	1,887,690	1,811,497	1,759,656
Accumulated other comprehensive loss	(91,643)	(97,639)	(54,528)

Total stockholder’s equity	$3,730,425	$3,346,413	$3,335,350

Total liabilities and stockholder’s equity	$42,953,263	$41,773,322	$40,624,449

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Interest Income
Loans	$411,104	$406,725	$1,230,717	$1,165,732
Money market assets:
Deposits at banks	5,680	3,531	15,772	10,200
Federal funds sold and securities purchased under agreement to resell	13,252	16,432	23,178	26,492
Trading accounts	2,651	1,731	7,149	5,730
Securities available-for-sale:
U.S. Treasury and federal agency	115,986	79,275	344,553	191,732
State and municipal	9,606	5,959	26,097	17,051
Other	6,313	5,154	18,926	16,112

Total interest income	$564,592	$518,807	$1,666,392	$1,433,049

Interest Expense
Deposits	261,062	192,398	736,328	517,205
Short-term borrowings	53,714	89,785	200,032	218,898
Short-term notes — senior	5,678	4,710	17,999	16,465
Long-term notes — senior	13,480	4,609	41,508	13,828
Long-term notes — subordinated	20,341	13,797	28,831	22,340
Minority interest-dividends on preferred stock of subsidiary	4,609	4,277	13,828	11,727

Total interest expense	$358,884	$309,576	$1,038,526	$800,463

Net Interest Income	205,708	209,231	627,866	632,586
Provision for loan losses	13,000	6,891	26,800	18,198

Net Interest Income after Provision for Loan Losses	$192,708	$202,340	$601,066	$614,388

Noninterest Income
Trust and investment management fees	23,044	20,405	69,030	59,385
Money market and bond trading	1,435	5,408	8,521	11,135
Foreign exchange	550	1,000	2,625	3,400
Service charges and fees	42,661	39,863	124,438	117,860
Net securities gains (losses)	142	25,892	(5,683)	28,244
Bank-owned insurance	14,428	12,392	39,214	33,832
Letter of credit fees	4,203	4,509	13,985	14,251
Syndication fees	267	8,456	1,343	14,321
Gains (losses) on sales of fixed assets	1,058	(970)	973	(824)
Other	15,531	10,846	42,824	37,295

Total noninterest income	$103,319	$127,801	$297,270	$318,899

Noninterest Expenses
Salaries and other compensation	90,241	94,320	270,654	270,368
Pension, profit sharing and other employee benefits	26,504	25,904	86,627	84,358
Net occupancy	21,994	21,489	65,230	60,272
Equipment	16,215	15,915	48,520	48,032
Marketing	9,881	11,515	27,906	31,761
Communication and delivery	6,993	6,455	20,841	19,079
Expert services	7,005	8,930	21,391	26,135
Contract programming	5,868	9,434	21,615	23,508
Intercompany services	11,428	13,677	34,615	43,094
Restructuring charge (note 4)	—	—	13,376	—
Other	34,617	30,709	92,581	88,228
Amortization of intangibles	6,332	5,385	19,115	16,147

Total noninterest expenses	$237,078	$243,733	$722,471	$710,982

Income before income taxes	58,949	86,408	175,865	222,305
Applicable income taxes	12,020	25,807	36,375	66,198

Net Income	$46,929	$60,601	$139,490	$156,107

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

			Nine Months Ended
	Quarter Ended September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Net income	$46,929	$60,601	$139,490	$156,107
Other comprehensive income:
Cash flow hedges:
Net unrealized loss on derivative instruments, net of tax benefit for the quarter of ($7,160) in 2007 and ($2,103) in 2006 and net of tax benefit for the year-to-date period of ($7,305) in 2007 and ($2,469) in 2006	(13,295)	(3,756)	(13,568)	(4,687)
Less reclassificaiton adjustment for realized loss included in net income, net of tax benefit for the quarter of ($1,063) in 2007 and ($1,138) in 2006 and net of tax benefit for the year-to-date period of ($3,246) in 2007 and ($3,120) in 2006	1,973	2,113	6,029	5,795
Pension and other postretirement benefit adjustments:
Net unrealized gain on pension and other postretirement benefits, net of tax expense for the quarter of $717 in 2007 and $0 in 2006 and net of tax expense for the year-to-date period of $2,149 in 2007 and $0 in 2006	1,330	—	3,990	—
Unrealized gain on available-for-sale securities:
Net unrealized holding gain arising during the period, net of tax expense for the quarter of $23,929 in 2007 and $24,809 in 2006 and net of tax expense for the year-to-date period of $3,229 in 2007 and $18,269 in 2006	44,440	44,896	5,851	32,710
Less reclassification adjustment for realized (gain) loss included in net income, net of tax expense for the quarter of $50 in 2007 and $9,062 in 2006 and net of tax (benefit) expense for the year-to-date period of ($1,989) in 2007 and $9,885 in 2006	(92)	(16,830)	3,694	(18,359)

Other comprehensive income	34,356	26,423	5,996	15,459

Comprehensive income	$81,285	$87,024	$145,486	$171,566

The accompanying notes to consolidated financial statements are an integral pert of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2007	2006
	(in thousands)

Balance at January 1	$3,346,413	$3,073,553
Net income	139,490	156,107
Contributions to capital surplus	278,260	148,001
Issuance of common stock	12,114	2,870
Stock option exercise	3,191	1,308
Tax benefit from stock option exercise	7,961	10,052
Dividends — ($4.22 in 2007 and $5.23 in 2006 per common share)	(63,000)	(72,000)
Other comprehensive income	5,996	15,459

Balance at September 30	$3,730,425	$3,335,350

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)

Operating Activities:
Net Income	$139,490	$156,107
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	26,800	18,198
Depreciation and amortization, including intangibles	25,851	57,890
Deferred tax (benefit) expense	(10,000)	66,198
Tax benefit from stock options exercise	7,961	10,052
Net securities losses (gains)	5,683	(28,244)
Increase in bank-owned insurance	(32,152)	(30,423)
Trading account net cash (purchases) sales	(530,621)	316,388
Increase in accrued interest receivable	(15,163)	(26,024)
Increase in accrued interest payable	59,312	19,795
Origination of loans held for sale	(254,531)	(196,595)
Proceeds from sale of loans held for sale	241,184	203,236
Net gain on loans held for sale	(2,481)	(1,243)
Net (decrease) increase in pension and post retirement benefits	(3,504)	2,050
Net decrease in undistributed loan principal	(5,749)	(4,855)
Recoveries on charged-off loans	24,915	21,295
Net (increase) decrease in marked to market hedging derivatives	(27,862)	14,264
Other, net	(15,833)	(15,582)

Net cash (used in) provided by operating activities	$(366,700)	$582,507

Investing Activities:
Net decrease in interest-bearing deposits at banks	70,933	59,622
Net increase in Federal funds sold and securities purchased under agreement to resell	(96,633)	(1,119,579)
Proceeds from sales of securities available-for-sale	7,768,788	2,875,170
Proceeds from maturities of securities available-for-sale	14,928,974	5,535,986
Purchases of securities available-for-sale	(22,889,426)	(10,172,950)
Net decrease (increase) in loans	938,726	(1,094,677)
Purchases of premises and equipment	(35,439)	(70,337)
Net (gain) loss on sale of premises and equipment	(973)	824
Acquisition, net of cash acquired	19,602	—

Net cash provided by (used in) investing activities	$704,552	$(3,985,941)

Financing Activities:
Net (decrease) increase in deposits	(1,129,344)	2,158,502
Net increase in Federal funds purchased and securities sold under agreement to repurchase	290,973	961,339
Net decrease in short-term borrowings	(571,578)	(78,200)
Net increase in short-term senior notes	1,310,000	1,700,000
Repayment of short-term senior notes	(1,000,000)	(2,400,000)
Proceeds from issuance of long-term senior notes	1,100,000	746,500
Proceeds from issuance of common stock	—	150,000
Cash dividends paid on common stock	(63,000)	(72,000)
Net proceeds from stock options exercise	3,191	1,308
Excess tax expense from stock options exercise	(840)	(930)

Net cash (used in) provided by financing activities	$(60,598)	$3,166,519

Net increase (decrease) in cash and demand balances due from banks	277,254	(236,915)
Cash and demand balances due from banks at January 1	1,084,959	1,407,067

Cash and demand balances due from banks at September 30	$1,362,213	$1,170,152

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On August 26, 2006 Bankcorp consolidated one of its bank subsidiaries, Mercantile National Bank of Indiana, with and into the Bank. This transaction was recorded at its carrying value and prior year financial statements have been restated to include operations from the time Mercantile National Bank of Indiana was initially acquired by Bankcorp.

On May 12, 2007 Bankcorp consolidated one of its bank subsidiaries, First National Bank and Trust (“FNBT”), with and into the Bank. This transaction was recorded at its carrying value. Bankcorp acquired FNBT on January 4, 2007.

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

The Bank and certain of its subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters is not expected to have a material adverse effect on the Bank’s consolidated financial position.

3.	Cash Flows

For purposes of the Bank’s Consolidated Statements of Cash Flows, cash and cash equivalents is defined to include cash and demand balances due from banks. Cash interest payments for the nine months ended September 30 totaled $977.6 million and $780.7 million in 2007 and 2006, respectively. Cash income tax payments over the same periods totaled $79.3 million and $88.6 million, respectively.

4.	Restructuring Charge

The Bank recorded a restructuring charge of $13.4 million for the nine months ended September 30, 2007, which is part of a $15.1 million restructuring charge for Harris Bankcorp, Inc., in the Consolidated Statement of Income. The objectives of the restructuring are to enhance customer service by directing spending and resources on front-line sales and service improvements, creating more effective processes and systems across the Bank and continuing accelerating the pace of the Bank’s growth.

The charge relates to the elimination of approximately 200 positions in primarily non-customer-facing areas of the Bank across all support functions and business groups. Of the charge, $10.7 million relates to severance-related costs and $2.7 million is associated with premises-related charges.

Premises related charges include lease cancellation payments for those locations where we have legally extinguished our lease obligations as well as the carrying value of abandoned assets in excess of their fair market value.

At September 30, 2007, $3.4 million remained in other liabilities on the Consolidated Statement of Condition related to amounts to be paid in future periods.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Third Quarter 2007 Compared with Third Quarter 2006

Summary

The Bank’s third quarter 2007 net income was $46.9 million, down $13.7 million or 22.6 percent from the third quarter 2006. Return on equity was 5.12 percent in the current quarter, compared to 7.30 percent in last year’s third quarter. Return on assets was 0.44 percent compared to 0.62 percent a year ago.

Third quarter 2007 net interest income was $205.7 million, down $3.5 million or 1.7 percent from $209.2 million in the third quarter of 2006. Average earning assets increased 10.4 percent to $38.7 billion from $35.0 billion in 2006, due in part to an increase of $2.9 billion in securities available for sale. Net interest margin decreased to 2.24 percent in the third quarter of 2007 from 2.47 percent in the third quarter of 2006, primarily reflecting a flat yield curve depressing spreads and the impact of greater reliance on higher-cost wholesale funding sources and higher costs of interest-bearing deposits. This was somewhat offset by the growth in volume of and improved yield on securities available for sale, particularly U.S. government agencies.

Third quarter 2007 provision for loan losses was $13.0 million compared to $6.9 million in the third quarter of 2006. Net charge-offs decreased to $6.7 million from $9.1 million in the prior year, reflecting higher recoveries and lower charge-offs primarily in the commercial loan portfolio. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan losses.

Third quarter 2007 non-interest income was $103.3 million, down $24.5 million or 19.2 percent from the third quarter of 2006. The decrease was primarily attributable to a $25.8 million decline in net securities gains, $8.2 million decrease in syndication fees and $4.0 million lower money market and bond trading profits. The decreases were partially offset by $2.6 million in higher trust and investment management fees, a $2.0 million increase in bank-owned insurance income, a $2.8 million increase in service charges and fees, a $2.0 million increase on gains (losses) on sales of fixed assets and growth in other non-interest income, which included $2.9 million from loan collateral sold and $2.1 million increase in equity securities gains.

Third quarter 2007 non-interest expenses were $237.1 million, down $6.7 million or 2.7 percent from the third quarter of 2006. In January 2007 the Bank acquired FNBT. Excluding approximately $9.9 million of non-interest expenses associated with FNBT, expenses decreased $16.5 million or 6.8 percent from the same period in 2006. These decreases primarily reflect the effects of the restructuring initiative on current business activities (note 4), largely in salaries and other compensation. Other non-interest expenses decreases include a decline of $3.0 million in contract programming costs, decrease of $2.4 in marketing costs, $2.2 million reduction in inter-company services costs and $1.6 million reduction in expert services. The decreases were partially offset by a $1.4 million increase in other non-interest expenses due primarily to wholesale lockbox services outsourcing. Income tax expense decreased $13.8 million, reflecting lower pretax income from the third quarter of 2006.

Nonperforming assets at September 30, 2007 were $269.3 million or 1.07 percent of total loans, up from $163.8 million or 0.64 percent at December 31, 2006 and $130.7 million or 0.51 percent from the third quarter of 2006. At September 30, 2007, the allowance for loan losses was $315.6 million, equal to 1.25 percent of loans outstanding, compared to $323.7 million or 1.27 percent of loans outstanding at the end of third quarter 2006. As a result, the ratio of the allowance for loan losses to nonperforming assets decreased from 247.6 percent at September 30, 2006 to 117.2 percent at September 30, 2007.

At September 30, 2007 consolidated stockholder’s equity of the Bank amounted to $3.73 billion, up from $3.35 billion at December 31, 2006. No Common stock was issued during the third quarter 2007. The Bank declared and paid $20.0 million in dividends on common stock in both the third quarter of 2007 and 2006.

At September 30, 2007, Tier 1 capital of the Bank amounted to $3.53 billion, up from $3.24 billion one year earlier. The regulatory leverage capital ratio was 8.33 percent for the third quarter of 2007 compared to 8.26 percent in the same quarter of 2006. The Bank’s capital ratio exceeds the prescribed regulatory minimum for banks.

The Bank’s September 30, 2007 Tier 1 and total risk-based capital ratios were 10.50 percent and 12.32 percent compared to respective ratios of 9.73 percent and 11.58 percent at September 30, 2006.

Nine Months ended September 30, 2007 Compared with Nine Months ended September 30, 2006

Summary

The Bank’s net income for the nine months ended September 30, 2007 was $139.5 million, down $16.6 million or 10.6 percent from the same period last year. Return on equity was 5.12 percent in the current year, compared to 6.34 percent from last year. Return on assets was 0.44 percent compared to 0.54 percent a year ago.

Nine months ended September 30, 2007 net interest income was $627.9 million, down $4.7 million or 0.7 percent from $632.6 million from last year. Average earning assets increased 12.1 percent to $38.2 billion from $34.1 billion in 2006, due in part to an increase of $3.5 billion in securities available for sale. Net interest margin decreased to 2.31 percent in 2007 from 2.57 percent in the same period in 2006, primarily reflecting a flat yield curve depressing spreads and the impact of increased volume and yield on interest-bearing deposits. This was somewhat offset by higher interest income due to the growth in volume of and improved yield on securities available for sale, particularly US government agencies.

Year-to-date 2007 provision for loan losses was $26.8 million compared to $18.2 million in 2006. Net charge-offs increased to $38.8 million from $25.9 million in the prior year, reflecting higher write-offs primarily in the commercial loan portfolio. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan losses.

Nine months ended September 30, 2007 non-interest income was $297.3 million, down $21.6 million or 6.8 percent from last year. This was primarily attributable to a $33.9 million decline in net securities gains, a $13.0 million decrease in syndication fees and $2.6 million lower money market and bond trading profits. The decreases were partially offset by a $9.6 million increase in trust and investment management fees, $5.4 million higher in bank-owned insurance income, a $6.6 million increase in service charges and fees, a $1.8 million higher gains (losses) on sales of fixed assets and growth in other non-interest income, which included $2.9 million from loan collateral sold and $2.1 million higher in equity securities gains.

Nine months ended September 30, 2007 non-interest expenses were $722.5 million, up $11.5 million or 1.6 percent from last year. The main drivers were attributable to a restructuring charge of $13.4 million (note 4), largely in salaries and other compensation and approximately $39.5 million due to the acquisition of FNBT in January 2007. Excluding the restructuring charge and the acquisition of FNBT, expenses decreased $41.4 million or 5.8 percent from the same period in 2006. The decrease primarily reflects the effects of the restructuring initiative on current business activities. Excluding restructuring and FNBT, the Bank had a $8.5 million reduction in inter-company services costs, a $7.0 million reduction in contract programming, $5.6 million lower in marketing costs and a $5.6 million reduction in expert services expenses, which was due largely to the outsourcing of our wholesale lockbox services. The decreases were partially offset by an increase of $2.6 million in net occupancy expenses. Income tax expense decreased $29.8 million, reflecting lower pretax income from the same period 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 6.

Item 4.	Controls and Procedures

As of September 30, 2007, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company and concluded that these disclosure controls and procedures are effective to ensure that material information required to be included in this Report has been recorded, processed, summarized and made known to them in a timely fashion, as appropriate to allow timely decisions regarding disclosures. There was no change in the Company’s internal control over financial reporting identified in connection with such evaluations that occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 of Part II are being omitted from this Report because such items are not applicable to the reporting period.

Item 6.	Exhibits

31.1 Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2 Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of November 2007.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer