Form 10-K
period 2007-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2008-03-31
CIK 1046788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on March 31, 2008 was 1,000. No common equity is held by nonaffiliates.

Harris Preferred Capital Corporation

TABLE OF CONTENTS

Part I
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A.	Controls and Procedures	18
Item 9B.	Other Information	19

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	19
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accounting Fees and Services	23

Part IV
Item 15	Exhibits, Financial Statement Schedules	23
	(a) Exhibits
	31.1 Certification of Pamela C. Piarowski pursuant to Rule 13a - 14(a)
	31.2 Certification of Paul R. Skubic pursuant to Rule 13a- 14(a)
	32.1 Certification pursuant to 18 U.S.C. Section 1350
	(b) Reports on Form 8-K
	None
Signatures		26

PART I

Forward-Looking Information

This Annual Report on Form 10-K (“Report”) of Harris Preferred Capital Corporation (the “Company”) includes certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in “Risk Factors” below (Item 1A of this Report). The Company assumes no obligation to update any such forward-looking statements.

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

On February 11, 1998, the Company, through a public offering (the “Offering”), issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Preferred Shares”), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. Holders of Preferred Shares are entitled to receive, if declared by the Company’s Board of Directors, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.8438 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, provided that, if any Interest Payment Date would otherwise fall on a day that is not a Business Day the Interest Payment Date will be on the following Business Day. The Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time, at the liquidation preference thereof, plus the quarterly accrued and unpaid dividends, if any, thereon. The Company may not redeem the Preferred Shares without prior approval from the Office of the Comptroller of the Currency (the “OCC”) or the appropriate successor or other federal regulatory agency.

Each Preferred Share will be automatically exchanged (the “Automatic Exchange”) for one newly issued preferred share of the Bank (“Bank Preferred Share”) in the event (i) the Bank becomes less than “adequately capitalized” under regulations established pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended, (ii) the Bank is placed into conservatorship or receivership, (iii) the OCC directs such exchange in writing because, in its sole discretion and even if the Bank is not less than “adequately capitalized,” the

OCC anticipates that the Bank may become less than adequately capitalized in the near term, or (iv) the OCC in its sole discretion directs in writing an exchange in the event that the Bank has a Tier 1 risk-based capital ratio of less than 5% (each an “Exchange Event”). As a result of an Exchange Event, the Bank Preferred Shares would constitute a new series of preferred shares of the Bank, would have the same dividend rights, liquidation preference, redemption options and other attributes as the Preferred Shares, except that the Bank Preferred Shares would not be listed on the New York Stock Exchange and would rank pari passu in terms of cash dividend payments and liquidation preference with any outstanding shares of preferred stock of the Bank.

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

The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2007 and 2006 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company’s Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2007 and 2006 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2007, the Company held $16.5 million of short-term money market assets and $99.9 million of U.S. Treasury securities. At December 31, 2006, the Company held $9.9 million of short-term money market assets and $60 million of U.S. Treasury securities.

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

The Advisory Agreements in effect in 2007 and 2006 entitled the Bank to receive advisory fees of $119 thousand and $127 thousand, respectively.

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

Employees

As of December 31, 2007, the Company had no paid employees. All officers of the Company were employed by the Bank.

Environmental Matters

In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company’s ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans during 2007 and 2006.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2007 as well as 2006, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. The following tables sets forth selected dividend information:

	Year Ended December 31, 2007
	Price					Amount in
	per Share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	3/2/2007	3/15/2007	3/30/2007	$4,609
	.46094	10,000,000	5/31/2007	6/15/2007	7/2/2007	4,609
	.46094	10,000,000	8/29/2007	9/15/2007	10/1/2007	4,609
	.46094	10,000,000	11/29/2007	12/15/2007	12/31/2007	4,611

						$18,438

Common Stock Dividends	$511	1,000	8/29/2007	9/1/2007	9/12/2007	$511
	3,000	1,000	12/21/2007	12/28/2007	1/4/2008	3,000

						$3,511

	Year Ended December 31, 2006
	Price					Amount in
	per Share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	3/2/2006	3/15/2006	3/30/2006	$4,609
	.46094	10,000,000	5/31/2006	6/15/2006	6/30/2006	4,609
	.46094	10,000,000	8/30/2006	9/15/2006	9/30/2006	4,609
	.46094	10,000,000	11/30/2006	12/15/2006	1/2/2007	4,611

						$18,438

Common Stock Dividends	$581	1,000	8/30/2006	9/1/2006	11/14/2006	$581
	2,000	1,000	12/15/2006	12/15/2006	12/29/2006	2,000

						$2,581

ITEM 1A.	RISK FACTORS

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

Payment of dividends on the Preferred Shares could also be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At December 31, 2007, the Bank’s Total risk-based capital ratio was 12.66%, Tier 1 risk-based capital ratio was 10.66% and the Tier 1 leverage ratio was 8.41%.

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

Recent Illinois Tax Law Change

In 2007, Illinois enacted legislation that requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. This law becomes effective January 1, 2009. Under this law, a captive REIT includes a REIT of which more than 50% of the voting power or value of the beneficial interest or shares is owned by a U.S. corporation. Management is reviewing the application of this legislation to the Company and the impact to the Company’s future net earnings. Management believes that any tax expense incurred by the REIT should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the Preferred Stock. This belief reflects the interaction of the legislation with the ownership interests of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the Common Stockholder.

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

Possible adverse effects of economic conditions

Economic conditions beyond the Bank’s control may have a significant impact on the Bank’s operations, including changes in net interest income. Examples of such conditions include: (i) the strength of credit demand by customers; (ii) the introduction and growth of new investment instruments and transaction accounts by nonbank financial competitors; and (iii) changes in the general level of interest rates, including changes resulting from the monetary activities of the Board of Governors of the Federal Reserve System. Economic growth in the Bank’s market areas is dependent upon the local economy. Adverse changes in the economy of the Chicago metropolitan area and other market areas would likely reduce the Bank’s growth rate and could otherwise have a negative effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of the collateral pledged as security. Additionally, current conditions in credit and funding markets serving both corporate and consumer segments have continued to deteriorate, thereby causing an acute contraction in the availability of credit as a result of more stringent underwriting standards. The residential housing sector has been notably affected by losses concentrated within subprime mortgages and so-called “Alt A” mortgages with non-conforming documentation requirements. The reduction in credit availability has reduced the demand for new and existing homes, creating an environment characterized by declining home prices and rising rates of foreclosure. A similar credit dynamic has adversely impacted the cost and availability of credit to corporate borrowers, notably in the highly leveraged lower rated credits. The ultimate severity and duration of these developments are subject to considerable uncertainty and, the attendant adverse feedback effects could deepen and exacerbate exposures to the general economic risk factors to which the Bank is exposed.

Increase in interest rates may adversely affect operating results

The Bank’s operating results depend to a large extent on its net interest income, which is the difference between the interest the Bank receives from its loans, securities and other assets and the interest the Bank pays on its deposits and other liabilities. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, international disorders and other factors beyond the control of the Bank may affect interest rates. If generally prevailing interest rates increase, the “net interest spread” of the Bank, which is the difference between the rates of interest earned and the rates of interest paid by the Bank, is likely to contract, resulting in less net interest income. The Bank’s liabilities generally have shorter terms and are more interest-sensitive than its assets. There can be no assurance that the Bank will be able to adjust its asset and liability positions sufficiently to offset any negative effect of changing market interest rates.

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

None as of December 31, 2007.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation nor, to the Company’s knowledge is any material litigation currently threatened against the Company or the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HCH presently owns all 1,000 shares of the common stock of the Company, which are not listed or traded on any securities exchange. On September 12, 2007, the Company paid a cash dividend of $511 thousand (declared on August 29, 2007), on the outstanding common shares to the stockholder of record on September 1, 2007. These dividends completed the 2006 REIT tax compliance requirements regarding income distributions. On January 4, 2008 the Company paid a cash dividend of $3.0 million (declared December 21, 2007), on the outstanding common shares to the stockholder of record on December 28, 2007. On November 14, 2006 the Company paid a cash dividend of $581 thousand (declared August 30, 2006), on the outstanding common shares to the stockholder of record on September 1, 2006. These dividends completed the 2005 REIT tax compliance requirements regarding income distributions. On December 29, 2006 the Company paid a cash dividend of $2.0 million declared on November 30, 2006 on the outstanding common shares to the stockholder of record on December 15, 2006.

The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. During 2007, the Company declared $18.4 million in preferred dividends and paid $23.0 million to preferred stockholders, which included $4.6 million for the 4th quarter 2006 dividend paid on January 2, 2007. During 2006, the Company declared $18.4 million in preferred dividends and paid $13.8 million to preferred stockholders. The remaining balance of $4.6 million was paid on January 2, 2007. Although the Company declared cash dividends on the Preferred Shares for 2007 and 2006, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company’s financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a

REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

The Company did not purchase or redeem any common or preferred shares during 2007 or 2006. The Company did not authorize for issuance any securities of the Company under any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

	For the Years Ended December 31
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Operations Data:
Interest income	$22,524	$21,442	$19,458	$16,998	$17,678
Non-interest income	—	—	—	1,062	4,158
Operating expenses:
Loan servicing fees	18	23	31	44	70
Advisory fees	119	127	122	124	56
General and administrative	300	342	287	362	362

Total operating expenses	$437	$492	$440	$530	$488

Net income	22,087	20,950	19,018	17,530	21,348
Preferred stock dividends	18,438	18,438	18,438	18,438	18,438

Net income available (loss allocated) to common stockholder	$3,649	$2,512	$580	$(908)	$2,910

Basic and diluted earnings (loss) per common share	$3,649	$2,512	$580	$(908)	$2,910

Distributions per preferred share	$1.8438	$1.8438	$1.8438	$1.8438	$1.8438

Balance Sheet Data (end of period):
Total assets	$492,923	$487,340	$479,875	$489,022	$494,318

Total liabilities	$3,129	$4,731	$129	$134	$84

Total stockholders’ equity	$489,794	$482,609	$479,746	$488,888	$494,234

Cash Flows Data:
Net cash provided by operating activities	$22,235	$20,760	$19,152	$15,997	$18,046

Net Cash (used in) provided by investing activities	$(3,603)	$232	$(421)	$2,826	$3,120

Net cash used in financing activities	$(23,560)	$(16,408)	$(18,438)	$(19,342)	$(20,968)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

Summary

Year Ended December 31, 2007 Compared to December 31, 2006

The Company’s net income for 2007 was $22.1 million. This represented a 5.4% increase from 2006 net income of $20.9 million. Earnings increased primarily because of higher interest income on earning assets.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2007 was $3.9 million on an average balance of $84 million with an average yield of 4.7% compared to interest income of $4.1 million on an average balance of $91 million with an average yield of 4.6% for 2006. Interest income on the Notes for 2007 totaled $364 thousand and yielded 6.4% on $5.7 million of average principal outstanding compared to $466 thousand and a 6.4% yield on $7.3 million average principal outstanding for 2006. The decrease in interest income from the Notes was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $7 million for 2007 and $9 million for 2006. Interest income on securities available-for-sale for 2007 was $18.2 million, resulting in a yield of 4.6% on an average balance of $395 million compared to interest income of $16.8 million with a yield of 4.4% on an average balance of $382 million for 2006. There were no borrowings during either year.

Operating expenses for the year ended December 31, 2007 totaled $437 thousand compared to $492 thousand a year ago. Loan servicing expenses for 2007 totaled $18 thousand, a decrease of $5 thousand from 2006. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2007 were $119 thousand compared to $127 thousand for the same period a year ago. General and administrative expenses totaled $300 thousand for 2007 and $342 thousand for 2006, a 12.3% decrease from 2006. The decrease is partially due to lower insurance and processing costs in 2007.

The following tables set forth selected dividend information for the Company for the year ended December 31, 2007 and 2006:

	Year Ended December 31, 2007
	Price					Amount in
	per Share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	3/2/2007	3/15/2007	3/30/2007	$4,609
	.46094	10,000,000	5/31/2007	6/15/2007	7/2/2007	4,609
	.46094	10,000,000	8/29/2007	9/15/2007	10/1/2007	4,609
	.46094	10,000,000	11/29/2007	12/15/2007	12/31/2007	4,611

						$18,438

Common Stock Dividends	$511	1,000	8/29/2007	9/1/2007	9/12/2007	$511
	3,000	1,000	12/21/2007	12/28/2007	1/4/2008	3,000

						$3,511

	Year Ended December 31, 2006
	Price					Amount in
	per Share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	3/2/2006	3/15/2006	3/30/2006	$4,609
	.46094	10,000,000	5/31/2006	6/15/2006	6/30/2006	4,609
	.46094	10,000,000	8/30/2006	9/15/2006	9/30/2006	4,609
	.46094	10,000,000	11/30/2006	12/15/2006	1/2/2007	4,611

						$18,438

Common Stock Dividends	$581	1,000	8/30/2006	9/1/2006	11/14/2006	$581
	2,000	1,000	12/15/2006	12/15/2006	12/29/2006	2,000

						$2,581

The Company made the election under Internal Revenue Code Section 858 (a) to treat the September 2007 and 2006 Common Stock distributions as having been made during tax years 2006 and 2005, respectively.

At December 31, 2007 and 2006, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

Year Ended December 31, 2006 Compared to December 31, 2005

The Company’s net income for 2006 was $20.9 million. This represented a 10% increase from 2005 net income of $19.0 million. Earnings increased primarily because of higher interest income on earning assets.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2006 was $4.1 million on an average balance of $91 million with an average yield of 4.% compared to interest income of $1.6 million on an average balance of $65 million with an average yield of 3.0% for 2005. Interest income on the Notes for 2006 totaled $466 thousand and yielded 6.4% on $7.3 million of average principal outstanding compared to $655 thousand and a 6.4% yield on $10.2 million average principal outstanding for 2005. The decrease in interest income from the Notes was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $9 million for 2006 and $13 million for 2005. Interest income on securities available-for-sale for 2006 was $16.8 million, resulting in a yield of 4.4% on an average balance of $382 million compared to interest income of $17.2 million with a yield of 4.1% on an average balance of $418 million for 2005. There were no Company borrowings during either year.

Operating expenses for the year ended December 31, 2006 totaled $492 thousand compared to $440 thousand in 2005. Loan servicing expenses for 2006 totaled $23 thousand, a decrease of $8 thousand or 26% from 2005. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2006 were $127 thousand compared to $122 thousand for the same period a year ago. General and administrative expenses totaled $342 thousand for 2006 and $287 thousand for 2005. The increase is partially due to higher costs for regulatory filings and prior year credits for printing and processing costs received in 2005.

On January 2, 2007, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2006 as declared on November 30, 2006. On December 30, 2005, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2005 as declared on December 2, 2005. For each of the full years, the Company declared $18.4 million of dividends to holders of Preferred Shares for 2006 and 2005, respectively. On December 29, 2006, the Company paid a cash dividend of $2 million declared on November 30, 2006 on the outstanding common shares to the stockholder of record on December 15, 2006. For the year ended December 31, 2005, there were no common stock dividends declared. On November 14, 2006, the Company paid a cash dividend of $581 thousand on the outstanding common shares to the stockholder of record on September 1, 2006. The Company made the election under Internal Revenue Code Section 858 (a) to treat this distribution as having been made during 2005.

At December 31, 2006 and 2005, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

Quarter Ended December 31, 2007 Compared to Quarter Ended December 31, 2006

The Company’s net income for the fourth quarter of 2007 was $5.3 million compared to $5.4 million for the same period in 2006.

Interest income on securities available-for-sale for the current quarter was $4.3 million resulting in a yield of 4.5% on an average balance of $383 million, compared to interest income of $4.7 million with a yield of 4.6% on an average balance of $414 million for the same period a year ago. Interest income on securities purchased under agreement to resell for the current quarter was $1.1 million on an average balance of $101 million resulting in an average yield of 4.3% compared to interest income of $772 thousand on an average balance of $66 million with an average yield of 4.7% for the same period in the year-ago quarter.

There were no borrowings during the fourth quarter of 2007 or 2006.

Fourth quarter 2007 operating expenses totaled $139 thousand, a decrease of $20 thousand from the fourth quarter of 2006. Advisory fees for the fourth quarter of 2007 were $16 thousand compared to $34 thousand in the prior year’s fourth quarter due to decreased costs for recordkeeping and administration. General and administrative expenses totaled $119 thousand in the current quarter compared to $120 thousand for the same period in 2006.

Allowance for Loan Losses

The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool and because the Company can, under certain conditions, require the Bank to dispose of nonperforming Mortgage Loans.

Concentrations of Credit Risk

A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the state’s economy. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $4.4 million at December 31, 2007 and $5.0 million at December 31, 2006.

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

Competition

The Company does not engage in the business of originating mortgage loans. While the Company may acquire additional Mortgage Assets, it anticipates that such assets will be acquired from the Bank, affiliates of the Bank or unaffiliated parties. Accordingly, the Company does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in originating Mortgage Assets.

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

As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $22.2 million provided from operations during 2007 were $360.6 million from the maturities and sales of securities available-for-sale. In 2006, the primary sources of funds other than $20.8 million provided from operations were $405.7 million from the maturities and sales of securities available-for-sale. The primary uses of funds for 2007 were $358.7 million in purchases of securities available-for-sale and $23 million and $511 thousand in preferred stock dividends and common stock dividends paid, respectively. In 2006, the primary uses of funds were $418.3 million in purchases of securities available-for-sale, $13.8 and $2.6 million in preferred stock dividends and common stock dividends paid, respectively.

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

The FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” in December 2007. The Statement establishes recognition, measurement and disclosure requirements for assets acquired and liabilities assumed in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51,” in December 2007. The Statement requires those entities that have an outstanding noncontrolling (minority) interest in a subsidiary to report that noncontrolling interest as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” as of January 1, 2007. The Interpretation clarifies accounting for uncertainty in income taxes, prescribes a recognition threshold and measurement attribute for the tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the Statement did not have a material effect on its financial position or results of operations.

Other Matters

As of December 31, 2007, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, the Company had $5.3 million invested in Notes, a decrease of $1.2 million from December 31, 2006. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2007, the Company held $369 million in mortgage-backed securities compared to $404 million at December 31, 2006. At December 31, 2007, the Company held $100 million in U.S. Treasuries compared to $60 million at December 31, 2006. At December 31, 2007, the Company held an investment of $16.5 million in securities purchased from the Bank under agreement to resell compared to $9.9 million at December 31, 2006. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

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

Disclosure Controls and Procedures

As of December 31, 2007, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that these disclosure controls and procedures are effective to ensure that material information for the Company required to be included in this Report has been made known to them in a timely fashion.

Management’s Report on Internal Control over Financial Reporting

The management of Harris Preferred Capital Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Harris Preferred Capital Corporation’s management, including the Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting using the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules (229.308T) of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held

Paul R. Skubic	59	Chairman of the Board, President
Pamela C. Piarowski	48	Chief Financial Officer
Frank M. Novosel	61	Treasurer, Director
Teresa L. Patton	60	Vice President of Operations
Margaret M. Sulkin	49	Assistant Treasurer
Delbert J. Wacker	76	Director
David J. Blockowicz	65	Director
Forrest M. Schneider	60	Director

The following is a summary of the business experience of the executive officers and directors of the Company:

Mr. Skubic has been a director of the Company since inception, January 2, 1998. Mr. Skubic has been Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc. and the Bank since 1990. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a certified public accountant.

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

Mr. Novosel has been a director of the Company since inception, January 2, 1998. Mr. Novosel has been a Vice President in the Treasury Group of the Bank since 1995. Previously, he served as Treasurer of Harris Bankcorp, Inc., managing financial planning. Mr. Novosel is a Chartered Financial Analyst and a member of the CFA Society of Chicago.

Ms. Patton has been a Vice President in Residential Mortgages at the Bank for 17 years and is currently the Director of Secondary Marketing. Prior to this position she was the Manager of Sales and Delivery for the Residential Mortgage Division. She has been employed by the Bank for over 30 years holding positions in Consumer and Commercial Banking.

Ms. Sulkin has been a Vice President in the Taxation Department of the Bank since 1992. Ms. Sulkin has been employed by the Bank since 1984. Prior to joining the Bank, she was employed by KPMG LLP. She is a certified public accountant.

Mr. Wacker has been a director of the Company since inception, January 2, 1998. Mr. Wacker retired as a partner from Arthur Andersen & Co. in 1987 after 34 years. From July 1988 to November 1990, he was Vice President -Treasurer, Parkside Medical Services, a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General.

Mr. Blockowicz has been a director of the Company since inception, January 2, 1998. Mr. Blockowicz is a certified public accountant and is a partner with Blockowicz & Tognocchi LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990.

Mr. Schneider has been a director of the Company since 2000. Mr. Schneider is President and Chief Executive Officer of Lane Industries, Inc. Mr. Schneider is a director of Lane Industries. He has been employed by Lane Industries since 1976. He is a graduate of the University of Illinois where he received his B.S. and masters degree in finance.

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

Audit Committee

The Board of Directors of the Company has established an audit committee, with an approved Audit Committee Charter, which will review the engagement of independent registered public accounting firm and review their independence. The audit committee will also review the adequacy of the Company’s internal accounting controls. The audit committee is comprised of Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider. The Company’s Board of Directors has determined that each member of the audit committee is an audit committee financial expert as defined in rules of the Securities and Exchange Commission. Each audit committee member is independent as defined in rules of the New York Stock Exchange.

Compensation of Directors

The Company pays the Independent Directors (as defined in Item 13 (c) below) fees for their services as directors. The following table shows the compensation received. The company has not paid and does not currently intend to pay any compensation to directors who are not Independent Directors.

					Non-Qualified
				Non-Equity	Deferred
		Stock	Option	Incentive Plan	Compensation	All Other
	Fees Earned or	Awards	Awards	Compensation	Earnings	Compensation
Name	Paid in Cash	($)	($)	($)	($)	($)	Total

Delbert J. Wacker	$21,000	—	—	—	—	—	$21,000
David J. Blockowicz	19,000	—	—	—	—	—	19,000
Forrest M. Schneider	21,000	—	—	—	—	—	21,000

	$61,000	—	—	—	—	—	$61,000

The Company has adopted a code of ethics for its senior officers, including the executive officers, which is filed as an Exhibit hereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed with respect to the year ended December 31, 2007, the Company believes that all ownership reports were filed on a timely basis.

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

The following table shows the ownership as of March 28, 2008 of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the officers or directors who own any such shares.

	Name of	Amount of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class

Preferred Stock	Paul R. Skubic	3,000 Shares	.03%
Preferred Stock	Forrest Schneider	6,525 Shares	.065%
Preferred Stock	David J. Blockowicz	1,000 Shares	.01%
Preferred Stock	Frank M. Novosel	1,000 Shares	.01%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with Related Persons

The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the common stock of the Company. Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Pamela C. Piarowski, Frank M. Novosel, Teresa L. Patton and Margaret M. Sulkin, are also officers of the Bank

A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2007, the Company received repayments on the Notes of $1.2 million compared to 2006 repayments of $2.2 million. In years ended December 31, 2007, 2006 and 2005, the Bank paid interest on the Notes in the amount of $364 thousand, $466 thousand and $655 thousand, respectively, to the Company.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2007, the Company held $16.5 million of such assets and had earned $3.9 million of interest from the Bank during 2007. At December 31, 2006, the Company held $9.9 million of such assets and earned $4.1 million of interest for 2006. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2007, the Bank received payments of $18 thousand and $119 thousand, respectively, compared to $23 thousand and $127 thousand for 2006, under the terms of these agreements.

(b)	Review, Approval or Ratification of Transactions with Related Persons

The terms of the Preferred Shares require that, as long as any Preferred Shares are outstanding, certain actions by the Company, including transactions with the Bank and other related persons, be approved by a majority of the Independent Directors (as defined in the following paragraph). Each of the transactions described in Item 14(a) above was approved by a majority of the Independent Directors.

(c)	Director Independence

The Charter of the Company defines an “Independent Director” as one who is not a current officer or employee of the company or a current director, officer or employee of the Bank or of its affiliates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the year ended December 31, 2007, the Company’s principal accountant billed $62 thousand for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings. For the year ended December 31, 2006, the Company’s principal accountant billed $57 thousand for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the Company’s financial statements outside of those fees disclosed above under “Audit Fees” for the years ended December 31, 2007 and 2006.

Tax Fees

There were no fees billed for tax-related services for the years ended December 31, 2007 and 2006.

All Other Fees

There were no other fees billed to the Company by the Company’s principal accountants other than those disclosed above for the years ended December 31, 2007 and 2006.

Pre-Approval Policies and Procedures

Prior to engaging accountants to perform a particular service, the Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the audit committee and Board of Directors in accordance with its procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed with Report:

(1) Consolidated Financial Statements (See page 25 for a listing of all financial statements included in Item 8)

(2) Financial Statement Schedules

All schedules normally required by Form 10-K are omitted since they are either not applicable or because the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

*3(a)(I)	Articles of Incorporation of the Company
*3(a)(ii)	Form of Articles of Amendment and Restatement of the Company establishing the Series A Preferred Shares
**3(b)	Bylaws of the Company
*4	Specimen of certificate representing Series A Preferred Shares
*10(a)	Form of Servicing Agreement between the Company and the Bank
*10(b)	Form of Advisory Agreement between the Company and the Bank

*10(c)	Form of Bank Loan Agreement between the Company and the Bank
*10(d)	Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14	Code of Ethics for Senior Officers (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
24	Power of attorney
31.1	Certification of Pamela C. Piarowski pursuant to Rule 13a — 14(a)
31.2	Certification of Paul R. Skubic pursuant to Rule 13a — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

**	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated August 29, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2008.

/s/  PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President

/s/  PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 31st day of March 2008.

David J. Blockowicz	Forrest M. Schneider
Frank M. Novosel	Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact

Supplemental Information

No proxy statement will be sent to security holders in 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Harris Preferred Capital Corporation

We have audited the accompanying consolidated balance sheets of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

March 31, 2008
Chicago, Illinois

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	December 31
	2007	2006
	(In thousands, except share data)

ASSETS
Cash on deposit with Harris N.A.	$356	$5,284
Securities purchased from Harris N.A. under agreement to resell	16,509	9,854
Notes receivable from Harris N.A.	5,335	6,512
Securities available-for-sale:
Mortgage-backed	369,244	404,075
U.S. Treasury	99,950	59,948
Other assets	1,529	1,667

Total assets	$492,923	$487,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$129	$120
Dividends payable	3,000	4,611

Total liabilities	$3,129	$4,731

Commitments and contingencies	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value);
liquidation value of $250,000; 20,000,000 shares authorized, 10,000,000 shares
issued and outstanding	$250,000	$250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	240,733	240,733
Earnings in excess of (less than) distributions	67	(71)
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities	(1,007)	(8,054)

Total stockholders’ equity	$489,794	$482,609

Total liabilities and stockholders’ equity	$492,923	$487,340

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income
and Comprehensive Income

	For the Years Ended December 31
	2007	2006	2005
	(In thousands)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$3,950	$4,132	$1,618
Notes receivable from Harris N.A.	364	466	655
Securities available-for-sale:
Mortgage-backed	17,929	16,475	17,097
U.S. Treasury	281	369	88

Total interest income	$22,524	$21,442	$19,458
Operating expenses:
Loan servicing fees paid to Harris N.A.	18	23	31
Advisory fees paid to Harris N.A.	119	127	122
General and administrative	300	342	287

Total operating expenses	$437	$492	$440

Net income	$22,087	$20,950	$19,018
Preferred stock dividends	18,438	18,438	18,438

Net income available to common stockholder	$3,649	$2,512	$580

Basic and diluted earnings per common share	$3,649	$2,512	$580

Net income	$22,087	$20,950	$19,018
Other comprehensive income (loss) — net unrealized gains (losses) on available-for-sale securities	7,047	2,932	(9,722)

Comprehensive income	$29,134	$23,882	$9,296

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2007, 2006 and 2005

				(Distributions in
				Excess of	Accumulated
			Additional	Earnings) Earnings	Other	Total
	Preferred	Common	Paid-in	in Excess of	Comprehensive	Stockholders’
	Stock	Stock	Capital	Distributions	Income (Loss)	Equity
	(In thousands except per share data)

Balance at December 31, 2004	$250,000	$1	$240,733	$(582)	$(1,264)	$488,888

Net income	$—	$—	$—	$19,018	$—	$19,018
Other comprehensive loss	—	—	—	—	(9,722)	(9,722)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2005	$250,000	$1	$240,733	$(2)	$(10,986)	$479,746

Net income	$—	$—	$—	$20,950	$—	$20,950
Other comprehensive income	—	—	—	—	2,932	2,932
Dividends declared on common stock ($2,581 per share)	—	—	—	(2,581)	—	(2,581)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2006	$250,000	$1	$240,733	$(71)	$(8,054)	$482,609

Net income	$—	$—	$—	$22,087	$—	$22,087
Other comprehensive income	—	—	—	—	7,047	7,047
Dividends declared on common stock ($3,511 per share)	—	—	—	(3,511)	—	(3,511)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2007	$250,000	$1	$240,733	$67	$(1,007)	$489,794

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2007	2006	2005
	(In thousands)

Operating Activities:
Net income	$22,087	$20,950	$19,018
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in other assets	139	(181)	139
Net increase (decrease) in accrued expenses	9	(9)	(5)

Net cash provided by operating activities	$22,235	$20,760	$19,152

Investing Activities:
Repayments of notes receivable from Harris N.A.	$1,177	$2,172	$3,445
Decrease in securing mortgage collections due from Harris N.A.	—	—	53
Purchases of securities available-for-sale	(358,745)	(418,311)	(248,441)
Proceeds from maturities/redemptions of securities available-for-sale	360,620	405,725	254,522

Net cash provided (used in) by investing activities	$3,052	$(10,414)	$9,579

Financing Activities:
Cash dividends paid on preferred stock	$(23,049)	$(13,827)	$(18,438)
Cash dividends paid on common stock	(511)	(2,581)	—

Net cash used in financing activities	$(23,560)	$(16,408)	$(18,438)

Net increase (decrease) in cash and cash equivalents	$1,727	$(6,062)	$10,293
Cash and cash equivalents at beginning of year	15,138	21,200	10,907

Cash and cash equivalents at end of year	$16,865	$15,138	$21,200

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

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit and securities purchased from Harris N.A. under agreement to resell.

In 2007 the Company changed the composition of cash and cash equivalents, previously defined as cash on deposit with Harris N.A. to include securities purchased from Harris N.A. under agreements to resell. The change in policy is a change in accounting principles and retrospectively applied to the 2006 and 2005 consolidated cash flow statements.

Allowance for Probable Loan Losses

The allowance for probable loan losses is maintained at a level considered adequate to provide for probable loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management’s estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2007 and 2006, no allowance for probable loan losses was recorded under this policy.

Income Taxes

The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax because assets, income distribution and stock ownership tests in Code

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

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

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term assets and are reflected as securities purchased under agreement to resell in the consolidated balance sheet. Securities purchased under agreement to resell totaled $16.5 million at December 31, 2007 compared to $9.9 million at December 31, 2006. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company’s account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company’s interest in these securities.

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

The FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” in December 2007. The Statement establishes recognition, measurement and disclosure requirements for assets acquired and liabilities assumed in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Bank is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51,” in December 2007. The Statement requires those entities that have an outstanding noncontrolling (minority) interest in a subsidiary to report that noncontrolling interest as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Bank is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” as of January 1, 2007. The Interpretation clarifies accounting for uncertainty in income taxes, prescribes a recognition threshold and measurement attribute for the tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the Statement did not have a material effect on its financial position or results of operations.

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

On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Securing Mortgage Loans. During 2007, the Company received repayments on the Notes of $1.2 million compared to 2006 repayments of $2.2 million. For years ended December 31, 2007, 2006 and 2005, the Bank paid interest on the Notes in the amount of $364 thousand, $466 thousand and $655 thousand, respectively, to the Company.

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

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

Mortgage Assets held by the Company will meet market standards, and servicing guidelines promulgated by the Company, and Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“FHLMC”) guidelines and procedures.

The balance of Securing Mortgage Loans at December 31, 2007 and 2006 was $6.8 million and $8.0 million, respectively. The weighted average interest rate on those loans at December 31, 2007 and 2006 was 7.449% and 7.478%, respectively.

None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2007 or 2006.

A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in Illinois is, in part, dependent on that state’s economy. The Company’s maximum risk of loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $4.4 million at December 31, 2007 and $5 million at December 31, 2006.

4.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2007				December 31, 2006
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Available-for-Sale Securities
Mortgage-backed	$370,251	$2,054	$3,061	$369,244	$412,128	$643	$8,696	$404,075
U.S. Treasury Bills	99,950	—	—	99,950	59,949	—	1	59,948

Total Securities	$470,201	$2,054	$3,061	$469,194	$472,077	$643	$8,697	$464,023

The following table summarizes mortgage-backed securities with unrealized losses as of December 31, 2007 and 2006, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. As of December 31, 2007 and 2006 there were 29 securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses are temporary, due to the unrealized losses on investments in mortgage-backed securities and U.S. Treasuries being caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

December 31, 2007

	Length of Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury bills	$99,950	$—	$—	$—	$99,950	$—
Mortgage-backed	—	—	260,363	3,061	260,363	3,061

Total	$99,950	$—	$260,363	$3,061	$360,313	$3,061

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

December 31, 2006

	Length of Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury bills	$59,948	$1	$—	$—	$59,948	$1
Mortgage-backed	—	—	309,534	8,696	309,534	8,696

Total	$59,948	$1	$309,534	$8,696	$369,482	$8,697

The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The U.S. Treasury Bills held at December 31, 2007 mature within the next month.

	December 31, 2007
	Amortized	Fair
	Cost	Value

Maturities:
Within 1 year	$105,866	$105,847
1 to 5 years	106,918	105,754
5 to 10 years	66,261	65,719
Over 10 years	191,156	191,874

Total Securities	$470,201	$469,194

5.	Common and Preferred Stock

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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends declared to the holders of the Preferred Shares for the years ended December 31, 2007 and 2006 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2007 and 2006 were 100% of ordinary income.

On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. On January 4, 2008, the Company paid a cash dividend of $3 million declared on December 21, 2007 on the outstanding

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

common shares to the stockholder of record on December 28, 2007. On September 12, 2007, the Company paid a cash dividend of $511 thousand declared on August 29, 2007 on the outstanding common shares to the stockholder of record on September 1, 2007. These common share dividends completed the Company’s 2006 REIT tax compliance requirements. On December 29, 2006, the Company paid a cash dividend of $2 million declared on November 30, 2006 on the outstanding common shares to the stockholder of record on December 15, 2006. On November 14, 2006 the Company paid a cash dividend of $581 thousand on the outstanding common shares to the stockholder of record on September 1, 2006. These common share dividends completed the Company’s 2005 REIT tax compliance requirements.

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

The Advisory Agreement in effect for 2007, 2006 and 2005 entitled the Bank to receive advisory fees of $119 thousand, $127 thousand, and $122 thousand, respectively for processing, recordkeeping, legal, management and other services.

The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the “Servicing Agreement”). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2007, 2006, and 2005 the Bank received payments of $18 thousand, $23 thousand and $31 thousand, respectively.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2007, the Company held $16.5 million of such assets and had earned $3.9 million of interest from the Bank during 2007. At December 31, 2006, the Company held $9.9 million of such assets and earned $4.1 million of interest for 2006. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

7.	Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8.	Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2007 and 2006, there was no pending litigation against the Company.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

9.	Quarterly Financial Information (unaudited)

The following table sets forth selected quarterly financial data for the Company:

	Year Ended December 31, 2007				Year Ended December 31, 2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

Total interest income	$5,618	$5,699	$5,715	$5,492	$5,137	$5,276	$5,423	$5,606
Total operating expenses	116	87	95	139	123	114	96	159

Net income	$5,502	$5,612	$5,620	$5,353	$5,014	$5,162	$5,327	$5,447
Preferred dividends	4,609	4,609	4,609	4,611	4,609	4,609	4,609	4,611

Net income available to common stockholder	$893	$1,003	$1,011	$742	$405	$553	$718	$836

Basic and diluted earnings per common share	$893	$1,003	$1,011	$742	$405	$553	$718	$836

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 Compared to 2006

Summary

The Bank had 2007 net income of $143.2 million, a decrease of $64.7 million from $207.9 million or 31.1 percent from 2006.

Net interest income was $835.5 million, down $2.5 million from $838.0 million in 2006. In January 2007 the Bank acquired FNBT. Excluding approximately $37.7 million of net interest income associated with FNBT, net interest income decreased $40.2 million or 4.8 percent. Average interest earning assets grew 7.6 percent or $2.7 million from $35.5 billion to $38.2 billion in the current year primarily attributable to an increase of $2.6 billion in average US Government Agencies. Net interest margin decreased from 2.45 percent in 2006 to 2.30 percent in 2007. This decline primarily reflects a flat yield curve thereby reducing spreads on earning assets and related funding and a greater reliance on higher interest-bearing deposits and wholesale funding. This was partially offset by growth in volume of and improved yield on securities available for sale, particularly U.S. government agencies.

The provision for loan losses was $90.0 million in 2007 compared to $21.7 million in 2006. Net loan charge-offs during the current year were $49.6 million compared to $30.8 million in the same period last year, reflecting higher charge-offs due to the unfavorable credit environment. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan loss.

Non-interest income was $412.2 million, a $5.4 million or 1.3 percent decrease from the 2006 amount of $417.6 million. Excluding approximately $13.9 million of non-interest income associated with FNBT, non-interest income decreased $19.3 million or 4.6 percent. This decrease was primarily attributable to a $29.5 million decrease in net securities gains and a $14.6 million decrease in syndication fees. These decreases were largely offset by a $13.4 million increase in trust and investment management fees due primarily to $5.0 million from the FNBT purchase and $4.5 million in mutual fees from a new strategic alliance started in May 2006, an $11.2 million increase in service charges and fees and an $8.9 million increase in bank-owned insurance due to death benefits received and asset growth.

Non-interest expenses were $992.5 million, an increase of $51.7 million or 5.5 percent from last year. Excluding approximately $49.5 million of non-interest expenses associated with FNBT, $34.0 million of the Visa indemnification charge (note 26) and $18.8 million related to the restructuring charge recorded in 2007, expenses decreased $50.5 million or 5.4 percent from the same period in 2006. These decreases primarily reflect the effects of the restructuring initiative on current business activities (note 25), largely in salaries and other compensation. Other non-interest expenses decreases include a decline of $18.2 million in inter-company services costs and a decrease of $5.0 in marketing costs. The decreases were partially offset by an $11.4 million increase in other non-interest expenses, a $6.2 million increase in net occupancy costs and an increase of $4.1 million in the amortization of intangibles due to the transfer of core deposits from Harris Bankcorp to Harris NA. Income tax expense decreased $63.2 million, reflecting lower pretax income in 2007.

Nonperforming assets at December 31, 2007 totaled $304.3 million or 1.19 percent of total loans, compared to $163.8 million or 0.64 percent a year earlier. At December 31, 2007, the allowance for loan losses was $367.5 million, equal to 1.44 percent of loans outstanding compared to $322.7 million at the end of 2006, equal to 1.27 percent of loans outstanding. The ratio of the allowance for loan losses to nonperforming assets was 120.8 percent at December 31, 2007 compared to 197.0 percent at December 31, 2006.

At December 31, 2007 consolidated stockholder’s equity of the Bank amounted to $3.79 billion, up from $3.35 billion at December 31, 2006. In 2007 the Bank issued 1,211,400 shares of common stock to Bankcorp in consideration for a $292.4 million cash capital infusion to support certain business initiatives. Return on equity (“ROE”) was 4.56 percent in the current year compared to 6.47 percent in the prior year. Return on assets (“ROA”) was 0.39 percent compared to 0.53 percent a year ago. The Bank paid $75 million in dividends on common stock in 2007 compared to $72 million in the prior year.

The Bank’s regulatory capital leverage ratio was 8.41 percent at December 31, 2007 compared to 8.06 percent at December 31, 2006. Regulators require most banking institutions to maintain capital leverage ratios of not less than 4.0 percent. At December 31, 2007, the Bank’s Tier 1 and total risk based capital ratios were 10.66 percent and 12.66 percent, respectively, compared to respective ratios of 9.69 percent and 11.49 percent at December 31, 2006.

2006 Compared to 2005

Summary

The Bank had 2006 net income of $207.9 million, a decrease of $6.9 million from $214.8 million or 3.2 percent from 2005.

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

Non-interest income was $417.6 million, an increase from the 2005 amount of $412.3 million. This increase was primarily attributable to a $31.2 million increase in net securities gains, a $6.2 million increase in money market and bond trading profits, a $6.1 million increase in service charges and fees, a $5.7 million increase in syndication fees and increases in mutual fund fees, commissions and bank owned life insurance income. These increases were largely offset by a $16.6 million decrease in inter-company service charge revenue, a $16.2 million decrease in trust and investment management fees, a $4.8 million decrease in loan service fees, a $4.3 million decrease in referral fees and decreases in letter of credit fees, foreign exchange income and fixed asset disposal gains.

Non-interest expense of $940.8 million in 2006 increased $21.3 million or 2 percent from last year. The increase was primarily attributable to a $14.9 million increase in inter-company service charge expenses, a $5.8 million increase in equipment expenses, a $4.6 million increase in net occupancy costs related to the sale of a major building in 2005, and additional marketing and expert services costs. These increases were largely offset by $7.8 million of reduced salaries and other compensation expenses. Income taxes decreased $11.7 million, reflecting lower pretax income in 2006.

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

INDEPENDENT AUDITORS’ REPORT

To the Stockholder and Board
of Directors of Harris N.A.

We have audited the accompanying consolidated statements of condition of Harris N.A. (an indirect wholly-owned subsidiary of Bank of Montreal) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of Harris N.A.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris N.A. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

Chicago, Illinois
March 31, 2008

Harris N.A. and Subsidiaries

Consolidated Statements of Condition

	December 31
	2007	2006
	(In thousands except share data)

Assets
Cash and demand balances due from banks	$1,179,134	$1,084,959
Money market assets:
Interest-bearing deposits at banks	949,803	944,116
Federal funds sold and securities purchased under agreement to resell	1,520,183	672,760

Total cash and cash equivalents	$3,649,120	$2,701,835
Securities available-for-sale at fair value (amortized cost of $9.3 billion and $10.7 billion at December 31, 2007 and December 31, 2006, respectively)	9,288,595	10,713,910
Trading account assets	288,785	220,716
Loans	25,534,487	25,402,554
Allowance for loan losses	(367,525)	(322,742)

Net loans	$25,166,962	$25,079,812
Loans held for sale	62,695	34,451
Premises and equipment	485,510	474,073
Bank-owned insurance	1,246,156	1,155,925
Goodwill and other intangible assets	544,525	395,140
Other assets	747,935	989,965

Total assets	$41,480,283	$41,765,827

Liabilities
Deposits in domestic offices — noninterest-bearing	$6,478,464	$6,232,744
— interest-bearing	21,905,547	22,855,715
Deposits in foreign offices — interest-bearing	1,149,167	1,030,838

Total deposits	$29,533,178	$30,119,297
Federal funds purchased	182,625	476,000
Securities sold under agreement to repurchase	1,613,529	3,475,839
Short-term borrowings	707,540	1,261,679
Short-term senior notes	80,000	100,000
Accrued interest, taxes and other expenses	257,415	205,942
Accrued pension and post-retirement	88,415	170,853
Other liabilities	589,989	1,070,554
Minority interest — preferred stock of subsidiary	250,000	250,000
Long-term notes — senior	2,096,500	996,500
Long-term notes — subordinated	292,750	292,750
Long-term notes — secured	2,000,000	—

Total liabilities	$37,691,941	$38,419,414

Stockholder’s Equity
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 15,514,761 and 14,303,361 shares at December 31, 2007 and December 31, 2006, respectively	$155,148	$143,034
Surplus	1,780,609	1,489,521
Retained earnings	1,879,907	1,811,497
Accumulated other comprehensive loss	(27,322)	(97,639)

Total stockholder’s equity	$3,788,342	$3,346,413

Total liabilities and stockholder’s equity	$41,480,283	$41,765,827

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Income

	For The Years Ended December 31
	2007	2006	2005
	(In thousands)

Interest Income
Loans	$1,627,545	$1,572,148	$1,268,435
Money market assets:
Deposits at banks	21,839	14,497	10,680
Federal funds sold	41,554	36,362	8,608
Trading account assets	8,473	10,085	5,203
Securities available-for-sale:
U.S. Treasury and federal agency	447,558	297,007	174,305
State and municipal	37,162	23,651	20,299
Other	25,837	22,060	16,945

Total interest income	$2,209,968	$1,975,810	$1,504,475

Interest Expense
Deposits	$978,470	$741,873	$458,114
Short-term borrowings	238,924	307,646	159,114
Short-term senior notes	21,251	17,106	14,555
Minority interest — dividends on preferred stock of subsidiary	18,438	18,437	18,437
Long-term notes — senior	86,400	36,662	5,123
Long-term notes — subordinated	17,154	16,063	10,758
Long-term notes — secured	13,825	—	—

Total interest expense	$1,374,462	$1,137,787	$666,101

Net Interest Income	$835,506	$838,023	$838,374
Provision for loan losses	90,000	21,698	19,522

Net Interest Income after Provision for Loan Losses	$745,506	$816,325	$818,852

Noninterest Income
Trust and investment management fees	$92,827	$79,445	$95,600
Money market and bond trading	10,422	14,204	8,026
Foreign exchange	3,750	4,600	5,635
Service charges and fees	167,657	136,029	129,946
Securities gains (losses), net	1,271	30,817	(415)
Bank-owned insurance	53,808	44,938	42,754
Letter of credit fees	18,682	19,035	20,230
Fixed asset gains, net	970	—	—
Syndication fees	1,405	16,044	10,375
Other	61,402	72,459	100,164

Total noninterest income	$412,194	$417,571	$412,315

Noninterest Expenses
Salaries and other compensation	$364,110	$362,140	$369,925
Pension, profit sharing and other employee benefits	110,490	110,760	112,496
Net occupancy	86,304	80,071	75,456
Equipment	64,525	63,688	57,864
Marketing	37,915	42,951	38,504
Communication and delivery	27,648	25,306	24,108
Expert services	30,923	32,212	27,883
Contract programming	28,024	31,219	33,406
Outside information processing	27,006	18,756	18,949
Intercompany services, net	39,672	57,847	42,977
Restructuring charge	18,760	—	—
Visa indemnification charge	34,000	—	—
Other	97,447	94,288	96,334
Amortization of intangibles	25,627	21,521	21,547

Total noninterest expenses	$992,451	$940,759	$919,449

Income before income taxes	$165,249	$293,137	$311,718
Applicable income taxes	22,024	85,188	96,839

Net Income	$143,225	$207,949	$214,879

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For The Years Ended December 31
	2007	2006	2005
	(In thousands)

Net income	$143,225	$207,949	$214,879
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized loss on derivative instruments, net of tax benefit $11,936 in 2007, $2,715 in 2006 and $10,757 in 2005	(22,170)	(6,137)	(18,316)
Less reclassification adjustment for losses included in net income, net of tax benefit of $4,787 in 2007, $4,129 in 2006 and $2,636 in 2005	8,889	7,030	4,488
Pension and postretirement medical benefit plans:
Net gain and net prior service cost, net of tax expense of $26,774 in 2007, $0 in 2006 and $877 in 2005	49,724	—	2,337
Less reclassification adjustment for amortization included in net income, net of tax expense of $2,865 in 2007, $0 in 2006 and $0 in 2005	5,320	—	—
Unrealized losses on available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of tax (expense) benefit of ($15,814) in 2007, ($19,498) in 2006 and $7,828 in 2005	29,380	32,647	(14,317)
Less reclassification adjustment for realized (gains) losses included in net income, net of tax (expense) benefit of ($445) in 2007, ($12,019) in 2006 and $162 in 2005	(826)	(18,798)	253

Other comprehensive income (loss)	$70,317	$14,742	$(25,555)

Comprehensive income	$213,542	$222,691	$189,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Statements of Changes in Stockholder’s Equity

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholder’s
	Stock	Surplus	Earnings	Loss	Equity
	(In thousands except per share data)

Balance at December 31, 2004	$139,551	$1,274,938	$1,532,052	$(44,432)	$2,902,109
Stock option exercise	—	3,004	—	—	3,004
Tax benefit from stock option exercise	—	6,882	—	—	6,882
Issuance of common stock and contribution to capital surplus	613	43,004	18,679	—	62,296
Net income	—	—	214,879	—	214,879
Dividends — ($6.67 per common share)	—	—	(90,000)	—	(90,000)
Dividends — ($0.025 per preferred share)	—	—	(62)	—	(62)
Other comprehensive loss	—	—	—	(25,555)	(25,555)

Balance at December 31, 2005	$140,164	$1,327,828	$1,675,548	$(69,987)	$3,073,553
Stock option exercise	—	2,743	—	—	2,743
Tax benefit from stock option exercise	—	11,820	—	—	11,820
Net income	—	—	207,949	—	207,949
Dividends — ($5.17 per common share)	—	—	(72,000)	—	(72,000)
Issuance of common stock and contribution to capital surplus	2,870	147,130	—	—	150,000
Other comprehensive income	—	—	—	14,742	14,742
Adoption to initially apply SFAS No. 158, net of tax of $22,446	—	—	—	(42,394)	(42,394)

Balance at December 31, 2006	$143,034	$1,489,521	$1,811,497	$(97,639)	$3,346,413
Stock option exercise	—	1,601	—	—	1,601
Tax benefit from stock option exercise	—	7,464	—	—	7,464
Net income	—	—	143,225	—	143,225
Dividends — ($4.84 per common share)	—	—	(75,000)	—	(75,000)
Other comprehensive income	—	—	—	70,317	70,317
Issuance of common stock and contribution to capital surplus	12,114	280,286	—	—	292,400
Adoption to initially apply FIN 48	—	1,737	185		1,922

Balance at December 31, 2007	$155,148	$1,780,609	$1,879,907	$(27,322)	$3,788,342

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31
	2007	2006	2005
	(In thousands)

Operating Activities:
Net Income	$143,225	$207,949	$214,879
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	90,000	21,698	19,522
Depreciation and amortization, including intangibles	43,818	61,173	99,882
Deferred tax (benefit) expense	(47,618)	24,698	(4,792)
Tax benefit from stock options exercise	9,201	11,820	6,882
Net securities (gains) losses	(1,271)	(30,817)	415
Increase in bank-owned insurance	(43,937)	(40,753)	(42,666)
Trading account net cash (purchases) sales	(308,213)	486,822	(52,948)
Decrease (increase) in accrued interest receivable	36,873	(52,694)	(33,085)
Increase in accrued interest payable	60,888	28,488	26,803
(Decrease) increase in other accrued expenses	(34,388)	19,907	(31,759)
Origination of loans held for sale	(366,363)	(271,446)	(440,026)
Proceeds from sale of loans held for sale	341,808	271,193	453,856
Net gains on loans held for sale	(3,689)	(1,834)	(2,771)
Net (gains) losses on sale of premises and equipment	(970)	—	—
Recoveries on charged-off loans	32,039	26,171	27,813
Net change in due from parent	3,909	90,072	(33,671)
Net change in pension and post retirement benefits	6,790	8,437	(4,247)
Visa indemnification charge	34,000	—	—
Other, net	(43,469)	62,291	(106,306)

Net cash (used in) provided by operating activities	$(47,367)	$923,175	$97,781

Investing Activities:
Proceeds from sales of securities available-for-sale	$11,051,799	$3,357,587	$216,318
Proceeds from maturities of securities available-for-sale	19,668,971	11,943,422	5,553,039
Purchases of securities available-for-sale	(28,908,032)	(19,365,471)	(4,865,064)
Net decrease (increase) in loans	651,383	(1,111,523)	(2,717,021)
Purchases of premises and equipment	(77,849)	(127,048)	(62,886)
Sales of premises and equipment	27,308	42,395	107,859
Acquisition, net of cash acquired	(222,852)	—	—

Net cash provided by (used in) investing activities	$2,190,728	$(5,260,638)	$(1,767,755)

Financing Activities:
Net (decrease) increase in deposits	$(1,539,038)	$4,485,763	$1,106,327
Net (decrease) increase in Federal funds sold and securities purchased under agreement to repurchase	(2,371,213)	535,356	(1,079,589)
Net (decrease) increase in other short-term borrowings	(554,139)	(776,091)	1,756,556
Net (decrease) increase in short-term senior notes	(20,000)	(700,000)	600,000
Proceeds from issuance long-term notes — senior	1,100,000	746,500	250,000
Proceeds from issuance long-term notes — secured	2,000,000	—	—
Net proceeds from stock options exercise	1,601	2,743	3,004
Excess tax (expense) benefit from stock options exercise	(7,638)	1,030	—
Capital contributions for acquisitions	292,400	150,000	—
Cash disbursed in contribution of parent’s banking assets	—	—	(5,935)
Cash dividends paid on common stock	(75,000)	(72,000)	(90,000)
Cash dividends paid on preferred stock	(23,049)	—	(62)
Retirement of preferred stock	—	—	(5,000)

Net cash (used in) provided by financing activities	$(1,196,076)	$4,373,301	$2,535,301

Net increase in cash and cash equivalents	$947,285	$35,838	$865,327
Cash and cash equivalents at January 1	2,701,835	2,665,997	1,800,670

Cash and cash equivalents at December 31	$3,649,120	$2,701,835	$2,665,997

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,350,610	$1,109,299	$639,298
Income taxes	$99,710	$116,617	$56,807
Financing activity affecting assets and liabilities but not resulting in cash flows:
Net increase in assets and liabilities due to contribution of parent’s banking assets	$222,852	$—	$68,231
Business Combination:
In 2007, the fair values of noncash assets acquired and liabilities assumed in the acquisition of First National Bank and Trust were $1.4 billion and $1.2 billion, respectively.

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

The consolidated financial statements include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. See Note 23 to the Consolidated Financial Statements for additional information on business combinations and Note 24 to the Consolidated Financial Statements for additional information on related party transactions.

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

Minority interest in subsidiary preferred stock

The Bank has a minority interest in preferred stock of a subsidiary. The subsidiary’s preferred stock is excluded from stockholder’s equity and recognized as a liability in the Consolidated Statements of Condition.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

When hedge accounting is discontinued because a fair value hedge is no longer highly effective, the derivative instrument continues to be recorded on the balance sheet at fair value but the hedged item is no longer adjusted for changes in fair value that are attributable to the hedged risk. The carrying amount of the hedged item, including the basis adjustments from hedge accounting, is accounted for in accordance with applicable generally accepted accounting principles. For a hedged loan, the basis adjustment is amortized over its remaining life. When hedge accounting is discontinued because the hedged item in a fair value hedge no longer meets the definition of a firm commitment, the derivative instrument continues to be recorded on the balance sheet at fair value and any asset or liability that was recorded to recognize the firm commitment is removed from the balance sheet and recognized as a gain or loss in current period earnings. When hedge accounting is discontinued because a cash flow hedge is no longer highly effective, the gain or loss on the derivative that is recorded in accumulated other comprehensive income (“AOCI”) remains there until earnings are impacted by the hedged item and the derivative instrument is marked to market through earnings. When hedge accounting is discontinued because it is no longer probable that the forecasted transaction in a cash flow hedge will occur, the gain or loss on the derivative that was in AOCI is recognized immediately in earnings and the derivative instrument is marked to market through earnings. When hedge accounting is discontinued and the derivative remains outstanding, the derivative may be redesignated as a hedging instrument as long as the applicable hedge criteria are met under the terms of the new contract.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Trading account assets are reported at fair value with unrealized gains and losses included in trading account income, which also includes realized gains and losses from closing such positions. Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholder’s equity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms to maturity of the securities. Realized gains and losses, as a result of securities sales, are included in securities gains, with the cost of securities sold determined on the specific identification basis.

In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management’s determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: the extent of the unrealized loss; whether the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; management’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated.

Loans, loan fees and commitment fees

Loans not held for sale are recorded at the principal amount outstanding, net of unearned income, deferred fees and deferred origination costs. Origination fees collected and origination costs incurred on commercial loans, loan commitments, mortgage loans, consumer loans and standby letters of credit (except loans held for sale) are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2007 and 2006 the Bank’s Consolidated Statements of Condition included approximately $40 million and $22 million, respectively, of deferred origination costs net of deferred loan-related fees.

In conjunction with its mortgage and commercial banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are classified as held for sale and are included in “Loans held for sale” on the Bank’s Consolidated Statements of Condition. The loans are carried at the lower of cost or current market value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized and are included as part of the basis of the loan at time of sale. Realized gains and unrealized and realized losses are included in other noninterest income.

The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights (“MSR”) by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The Bank initially records MSR at estimated fair value and then measures the MSR using the amortization method, in accordance with SFAS No. 140 as amended by SFAS No. 156 in 2007. Prior to 2007, MSR were initially recorded at allocated fair value. Fair value of MSR is estimated using discounted cash flow analyses. The analyses consider portfolio characteristics, servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors such as levels of supply and demand for servicing and interest rate trends. The estimated fair value of MSR is sensitive to changes in interest rates, including their effect on prepayment speeds. Prepayment assumptions are based on dealer consensus prepayment estimates and adjusted for geographical factors. The Bank stratifies its portfolio on the basis of market interest rates, loan type and repricing interval. MSR are amortized in proportion to, and over the period of, estimated net servicing income. MSR are periodically evaluated for impairment (and subsequent writedown) based on the fair value of those rights.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Commercial and commercial real estate loans are charged off when, in management’s opinion, the loan is deemed uncollectible. Consumer installment loans are charged off when 120 days past due. Consumer revolving loans and real estate secured loans are charged off when they are 180 days past due. Accrued interest on these loans is charged against interest income. Consumer installment and consumer revolving loans are not normally placed on non-accrual status.

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

The Bank accounts for problem loans that are acquired in a transfer or business combination in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Acquired impaired loans exhibit a deterioration of credit quality from their origination date to the acquisition date and a probability at acquisition that the Bank will be unable to collect all contractually required payments due according to the contractual terms of the loan agreements. Impaired loans that the Bank acquires in a business combination are initially recorded at fair value which is based on the present value of expected cash flows. Any allowance for loan losses related to the impaired loans is not carried over at acquisition. Undiscounted expected cash flows in excess of the initial valuation are accreted into interest income. If the Bank cannot reasonably estimate the timing and amount of expected cash flows, then the loan is placed on nonaccrual status. If it is probable, upon subsequent evaluation, that the Bank will be unable to collect the expected cash flows, then the loan is considered further impaired and probable losses are recorded through the allowance for loan losses.

Allowance for loan losses/Losses on commitments

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

Letters of credit and commitments to extend credit are reviewed periodically for probable loss. Effective in 2007, accruals for probable credit losses on letters of credit and commitments to extend credit are recorded in other liabilities on the Bank’s Consolidated Statements of Condition. Previously, the loss estimate was recorded in the

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

allowance for loan losses. The liability is increased or decreased by changes in estimates through noninterest expense.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 3 years to 39 years. Certain costs of internally developed software are capitalized and depreciated over an estimated useful life of 5 years on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the useful life of the asset, not to exceed a maximum that ranges from 10 years to 39 years depending on the type of improvement.

Bank-owned insurance

The Bank has purchased life insurance coverage for certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as assets on the Consolidated Statements of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as bank-owned insurance income. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as noninterest income.

Goodwill and other intangible assets

The Bank uses the purchase method to account for acquisitions. The purchase price paid is allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their fair values at the date of acquisition. Any excess is recorded as goodwill. Goodwill is assessed for impairment annually but may be reviewed earlier if events or circumstances indicate that the carrying value may not not be recoverable. The excess of carrying value over fair value, if any, is recorded as an impairment loss.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Bank, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R), recognizes the funded status of its pension and postretirement benefit plans in its Consolidated Statement of Condition. It recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Funded status is measured as the difference between the plan assets at fair value and the benefit obligation. The requirement to recognize the funded status of a benefit plan was effective for the Bank as of December 31, 2006. See Note 14 to the Consolidated Financial Statements for additional information on employee benefit plans.

Postemployment benefits provided to former or inactive employees after employment but before retirement are accrued if they meet the conditions for accrual of compensated absences. Otherwise, postemployment benefits are recorded when expenses are incurred.

Cash flows

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell.

In 2007, the Bank changed the composition of cash and cash equivalents, previously defined as cash and due from banks to include interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. The change in policy is a change in accounting principle and was retrospectively applied to the 2006 and 2005 consolidated statement of cash flow.

Income taxes

The Bank is included in the consolidated Federal income tax return of HFC. Federal income tax return liabilities or benefits for all the consolidated entities are not materially different than they would have been if computed on a separate return basis. The Bank files separate state tax returns in certain states and is included in combined state tax returns with other affiliates in other states.

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

Management’s estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for loan losses, income taxes, pension cost, postemployment benefits, valuation of goodwill and intangible assets, fair values and temporary vs. other-than-temporary impairment.

Impact of new accounting standards

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in September 2006. It requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide employee benefits in postretirement periods. The EITF is effective for fiscal years beginning after December 15, 2007. The Bank has endorsement split-dollar life insurance arrangements for certain employees and is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The FASB issued SFAS No. 141 (Revised 2007), “Business Combinations,” in December 2007. The Statement establishes recognition, measurement and disclosure requirements for assets acquired and liabilities assumed in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Bank is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51,” in December 2007. The Statement requires those entities that have an outstanding noncontrolling (minority) interest in a subsidiary to report that noncontrolling interest as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Bank is in the process of assessing the impact of adopting this Statement on its financial position and results of operations.

The Bank adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140,” as of January 1, 2007. The Statement requires, in certain situations, recognition of a servicing asset or servicing liability when an entity assumes an obligation to service a financial asset by entering into a servicing contract. It requires initial measurement at fair value, if practicable, and subsequent measurement using either the amortization method or the fair value measurement method. The Bank uses the amortization method of accounting for mortgage servicing rights. The adoption of this Statement did not have a material effect on its financial position or results of operations. See Note 6 to the Consolidated Financial Statements for additional information on mortgage servicing rights.

The Bank adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” as of January 1, 2007. The Interpretation clarifies accounting for uncertainty in income taxes, prescribes a recognition threshold and measurement attribute for the tax position taken or expected to be taken in a tax return and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of the Statement did not have a material effect on its financial position or results of operations. See Note 17 to the Consolidated Financial Statements for additional information on income taxes.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	Securities

The amortized cost and estimated fair value of securities “available-for-sale” were as follows:

	December 31, 2007				December 31, 2006
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)

U.S. Treasury	$529,201	$12,032	$24	$541,209	$946,950	$—	$7,172	$939,778
Federal agency	5,395,190	9,094	2,523	5,401,761	6,322,086	1,414	11,436	6,312,064
U.S. government sponsored mortgage-backed	1,443,120	16,008	3,890	1,455,238	2,143,824	5,353	13,964	2,135,213
State and municipal	1,267,617	6,660	2,318	1,271,959	749,852	6,006	2,063	753,795
Non-mortgage asset backed	409,462	234	198	409,498	413,906	61	112	413,855
Other	208,926	4	—	208,930	159,218	—	13	159,205

Total securities	$9,253,516	$44,032	$8,953	$9,288,595	$10,735,836	$12,834	$34,760	$10,713,910

The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2007 and 2006, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The unrealized losses are primarily attributable to decreasing interest rates in 2007. Management believes that there are no unrealized losses that are other than temporary. Management believes that the Bank has the ability to hold debt securities until maturity due to its ability to raise funds as needed in a variety of markets using multiple instruments.

	Length of Continuous Unrealized Loss Position
	Less Than 12 Months		12 Months or Longer			Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
	(Dollars in thousands)

December 31, 2007
U.S. Treasury	$15,005	$24	$—	$—	—	$15,005	$24
Federal agency	771,404	1,851	100,158	672	21	871,562	2,523
U.S. government sponsored mortgage-backed	57,819	454	278,248	3,436	48	336,067	3,890
State and municipal	111,127	983	140,051	1,335	471	251,178	2,318
Non-mortgage asset backed	169,486	198	—	—	—	169,486	198

Temporarily impaired securities — available-for-sale	$1,124,841	$3,510	$518,457	$5,443	540	$1,643,298	$8,953

December 31, 2006
U.S. Treasury	$622,793	$5,010	$316,986	$2,162	19	$939,779	$7,172
Federal agency	1,389,329	2,318	1,487,098	9,118	103	2,876,427	11,436
U.S. government sponsored mortgage-backed	1,018,101	4,681	348,283	9,283	53	1,366,384	13,964
State and municipal	210,473	585	157,558	1,478	672	368,031	2,063
Non-mortgage asset backed	236,846	86	5,551	26	3	242,397	112
Other	159,205	13	—	—	—	159,205	13

Temporarily impaired securities — available-for-sale	$3,636,747	$12,693	$2,315,476	$22,067	850	$5,952,223	$34,760

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007 and 2006, available-for-sale and trading account securities having a carrying amount of $3.5 billion and $5.2 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturities:
Within 1 year	$5,466,253	$5,473,812
1 to 5 years	1,533,240	1,539,909
5 to 10 years	360,326	368,169
Over 10 years	236,091	236,978
Mortgage-backed	1,443,120	1,455,238
Other securities without stated maturity	214,486	214,489

Total securities	$9,253,516	$9,288,595

Federal Reserve stock ($58.0 million and $48.9 million at year end 2007 and 2006, respectively) and Federal Home Loan Bank (“FHLB”) stock ($135.0 million and $96.4 million at year end 2007 and 2006, respectively) are included in other. The Bank is required to maintain these other securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these financial institutions. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded during 2007, 2006, or 2005.

In 2007, 2006 and 2005, proceeds from the sale of securities available-for-sale amounted to $11.1 billion, $3.4 billion and $0.2 billion, respectively. Gross gains of $13.2 million and gross losses of $11.9 were realized on these sales in 2007, gross gains of $30.8 million and no gross losses were realized on these sales in 2006 and gross gains of $0.3 million and gross losses of $0.7 million were realized on these sales in 2005. Net realized and unrealized holding gains on trading securities during 2007, 2006 and 2005 were $10.4 million, $14.2 million and $8.0 million, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

3.	Loans

The following table summarizes loan balances by category:

	December 31
	2007	2006
	(In thousands)

Domestic loans:
Commercial, financial, agricultural, brokers and dealers	$4,926,890	$6,371,261
Real estate construction	1,485,189	1,406,848
Real estate mortgages	14,042,546	12,445,143
Installment	4,849,602	4,874,845
Direct lease financing (unearned discount of $0.2 million and $0.3 million at December 31, 2007 and December 31, 2006, respectively)	23,932	28,725
Foreign loans:
Other, primarily commercial and industrial	206,605	276,200

Total loans	$25,534,764	$25,403,022
Less unearned income	(277)	(468)

Loans, net of unearned income	$25,534,487	$25,402,554
Less allowance for loan losses	(367,525)	(322,742)

Loans, net of allowance for loan losses	$25,166,962	$25,079,812

Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

	Years Ended December 31
	2007	2006
	(In thousands)

Nonaccrual loans	$290,149	$153,916
Restructured loans	2,182	4,979

Total nonperforming loans	$292,331	$158,895
Other assets received in satisfaction of debt	11,919	4,943

Total nonperforming assets	$304,250	$163,838

Gross amount of interest income that would have been recorded if year-end nonperforming loans had been accruing interest at their original terms	$17,408	$11,641
Interest income actually recognized	10,982	9,805

Interest shortfall	$6,426	$1,836

90-day past due loans, still accruing interest (all domestic)	$71,767	$38,156

At December 31, 2007 and 2006, the Bank had no aggregate public and private sector outstandings to any single foreign country experiencing a liquidity problem which exceeded one percent of the Bank’s consolidated assets. At December 31, 2007 and 2006 commercial loans with a carrying value of $4.7 billion and $5.6 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve. At December 31, 2007 approximately $2.5 billion of first mortgage loans on 1-4 family homes were pledged to secure borrowings from the Federal Home Loan Bank. No mortgage loans were pledged at December 31, 2006.

On January 4, 2007 the Bank completed the acquisition of First National Bank and Trust. As part of both this acquisition and prior acquisitions, the Bank acquired certain loans subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” For these loans, at acquisition, there was evidence of deterioration of credit quality between

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

origination date and acquisition date and management determined that it was probable that not all amounts due according to contractual terms would be collected.

The carrying amount of purchased impaired loans from the FNBT acquisition together with those from prior acquisitions was included in the total loan balance at December 31, 2007 and 2006. The contractual outstanding balance and carrying amount of the loans are as follows:

	December 31
	2007	2006
	(In thousands)

Contractual outstanding balance	$1,377	$476
Carrying amount	1,199	414

The contractually required payments receivable, cash flows expected to be collected and fair value at acquisition date are as follows:

	2007	2006
	(In thousands)

Contractually required payments receivable at acquisition	$8,987	$—
Cash flows expected to be collected at acquisition	7,372	—
Fair value at acquisition	7,372	—

The carrying amount of purchased impaired loans whose cash flows are not accretable as income because the Bank cannot reasonably estimate the amount and the timing of cash flows expected to be collected are included in the following table. The carrying amount of the loans was included in the total nonaccrual loan balance at December 31, 2007 and 2006.

	2007	2006
	(In thousands)

Loans at acquisition date	$7,372	$—
Loans at end of year	1,199	414

The discounted income amount accretable is summarized below:

	2007	2006
	(In thousands)

Balance at beginning of year	$—	$37
Additions		9
Accretion	—	(40)
Disposals	—	(6)
Reclassification from/(to) nonaccretable difference	—	—

Balance at end of year	$—	$—

Any allowance for loan losses related to purchased impaired loans is not carried over at acquisition and is not recorded by the Bank. The Bank records an allowance for loan losses related to these loans when there is a change in the estimate of credit losses subsequent to acquisition. The allowance for loan losses was increased by $0.2 million and $0.2 million of charge-offs and no recoveries were recorded during the year ended December 31, 2007. The allowance for loan losses was not adjusted for impairment or recovery related to purchased impaired loans during the year ended December 31, 2006.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	Allowance for Loan Losses

The changes in the allowance for loan losses are as follows:

	Years Ended December 31
	2007	2006
	(In thousands)

Balance, beginning of year	$322,742	$331,838
Charge-offs	(81,588)	(56,965)
Recoveries	32,039	26,171

Net charge-offs	$(49,549)	$(30,794)
Provisions charged to expense	90,000	21,698
Reclassification to liability for off-balance sheet credit losses	(4,592)	—
Acquired reserve from acquisition	8,924	—

Balance, end of year	$367,525	$322,742

Details on impaired loans and related allowance are as follows:

	Impaired Loans	Impaired Loans
	for Which There	for Which There	Total
	is a Related	is No Related	Impaired
	Allowance	Allowance	Loans
		(In thousands)

December 31, 2007
Balance	$143,476	$148,855	$292,331
Related allowance	57,751	—	57,751

Balance, net of allowance	$85,725	$148,855	$234,580

December 31, 2006
Balance	$78,308	$80,587	$158,895
Related allowance	38,056	—	38,056

Balance, net of allowance	$40,252	$80,587	$120,839

	Years Ended December 31
	2007	2006
	(In thousands)

Average impaired loans	$215,784	$141,376

Total interest income on impaired loans recorded on a cash basis	$10,982	$9,805

In 2007 $4.6 million was reclassified from the allowance for loan losses to other liabilities for probable credit losses on letters of credit and commitments to extend credit. At December 31, 2007 the liability for off-balance-sheet credit losses was $4.6 million.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

	December 31
	2007	2006
	(In thousands)

Land	$94,950	$88,420
Premises	275,240	255,497
Equipment	543,124	522,423
Leasehold improvements	84,724	73,005

Total	$998,038	$939,345
Accumulated depreciation and amortization	512,528	465,272

Premises and equipment	$485,510	$474,073

Depreciation and amortization expense was $65.7 million in 2007, $60.2 million in 2006 and $57.0 million in 2005.

On March 1, 2005, the Bank sold to a third party the land and building located at 111 W. Monroe Street, Chicago, Illinois. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain of $57.0 million, all of which was deferred and is being amortized into income over the term of the leaseback. $3.2 million, $3.3 million and $2.7 million of deferred gain was amortized into income in 2007, 2006 and 2005 respectively.

On December 17, 2001, the Bank closed on the sale of its operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building was occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain, which is being amortized into income over the remaining life of the lease, of $7.0 million, $8.7 million and $10.5 million as of December 31, 2007, 2006 and 2005 respectively. $1.7 million of deferred gain was amortized into income in 2007, 2006 and 2005.

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

The Bank’s goodwill was subject to the annual impairment test on December 31, 2007. The fair value of the reporting unit was estimated using a valuation technique based on discounted cash flow analyses. The test did not identify potential impairment and no impairment loss was recognized in 2007, 2006 and 2005.

The carrying value of the Bank’s goodwill was $449.1 million at December 31, 2007 and $305.3 million at December 31, 2006. See Note 23 to the Consolidated Financial Statements for additional information on business

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

combinations. Changes in the carrying amount of the Bank’s goodwill for the years ended December 31, 2007 and December 31, 2006 are included in the following table:

	2007	2006
	(In thousands)

Goodwill at beginning of year	$305,284	$305,121
Acquisitions during the year	143,813	—
Other(1)	—	163

Goodwill at end of year	$449,097	$305,284

(1)	Includes the effect of purchase accounting adjustments related to non-current year acquisitions.

Other than goodwill, the Bank did not have any intangible assets not subject to amortization as of December 31, 2007 and 2006.

As of December 31, 2007, the gross carrying amount and accumulated amortization of the Bank’s amortizable intangible assets are included in the following table:

			December 31
	December 31, 2007		2007	2006
	Gross Carrying	Accumulated	Net Carrying	Net Carrying
	Amount	Amortization	Value	Value
	(In thousands)

Branch network	$145,000	$(111,167)	$33,833	$43,500
Core deposits	102,202	(40,920)	61,282	45,739
Other	1,310	(997)	313	617

Total finite life intangibles	$248,512	$(153,084)	$95,428	$89,856

Total amortization expense for the Bank’s intangible assets was $25.6 million in 2007, $21.5 million in 2006 and $21.5 million in 2005.

Estimated intangible asset amortization expense for existing intangible assets for the years ending December 31, 2008, 2009, 2010, 2011, 2012, 2013 and thereafter is $24.5 million, $21.0 million, $16.9 million, $11.6 million, $6.4 million and $15.0 million, respectively.

Mortgage servicing rights

The carrying amount of the MSR, included in other assets, was $17.8 million and $17.3 million at December 31, 2007 and 2006, respectively. Serviced loans were $2.3 billion and $2.0 billion at year-end 2007 and 2006, respectively. Servicing fees, late fees and ancillary fees are recorded in other noninterest revenue and totaled $5.5 million, $4.9 million and $4.9 million in 2007, 2006 and 2005, respectively. Additions to MSR from loan sales are recorded to other noninterest revenue. Amortization of MSR is recorded to other noninterest expense. MSR impairment is recognized as other noninterest expense through a valuation allowance to the extent that the

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

carrying value exceeds estimated fair value. Changes in the carrying amount of the Corporation’s MSR for the years ended December 31, 2007 and December 31, 2006 are included in the following table.

	2007	2006
	(In thousands)

MSR carrying amount at beginning of year	$17,263	$18,817
Originations	3,616	2,253
Acquired in acquisitions	605	—
Disposals	—	—
Amortization	(3,671)	(3,170)
Other-than-temporary impairment	—	(637)

MSR carrying amount at end of year	$17,813	$17,263

Fair value at beginning of year	$21,496	$22,678
Fair value at end of year	22,721	21,496

7.	Deposits

The following table summarizes deposit balances by category:

	December 31
	2007	2006
	(In thousands)

Demand deposits	$6,478,464	$6,232,744
Interest-bearing checking deposits	238,884	181,979
Money market accounts	9,028,573	9,388,250
Statement savings accounts	2,731,544	3,420,541
Savings certificates	5,943,138	5,682,702
Time deposits	3,963,408	4,182,243
Deposits in foreign offices	1,149,167	1,030,838

Total deposits	$29,533,178	$30,119,297

At December 31, 2007, the scheduled maturities of total time deposits are as follows:

Year	Amount

2008	$9,243,621
2009	1,688,636
2010	63,560
2011	28,233
2012	29,362
2013	574
Thereafter	1,727

Total	$11,055,713

Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $6.1 billion and $6.7 billion at December 31, 2007 and 2006, respectively. All time deposits in foreign offices were in denominations of $100,000 or more.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

8.  Securities Purchased Under Agreement to Resell, Securities Sold Under Agreement to Repurchase and Federal Funds

At various times the Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statements of Condition. Securities purchased under agreement to resell totaled $159.0 million and zero at December 31, 2007 and 2006, respectively. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank’s account with Bank of New York through the Federal Reserve Bank of New York under a written custodial agreement with Bank of New York that explicitly recognizes the Bank’s interest in these securities.

The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $1.6 billion and $3.5 billion at December 31, 2007 and 2006, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities and adjusts the level of collateral for repurchase agreements, as appropriate. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

The Bank purchases and sells federal funds to other banks, typically in unsecured transactions. Federal funds sold are recorded as assets and federal funds purchased are recorded as liabilities in the Consolidated Statements of Condition. Federal funds sold totaled $1.4 billion and $0.7 billion at December 31, 2007 and 2006, respectively. Federal funds purchased totaled $182.6 million and $476.0 million at December 31, 2007 and 2006, respectively.

Securities sold under agreement to resell

	2007	2006
	(Dollars in thousands)

Amount outstanding at end of year	$159,000	$—
Highest amount outstanding as of any month-end during the year	1,400,000	1,028,438
Daily average amount outstanding during the year	87,815	134,726
Daily average annualized rate of interest	4.43%	4.87%

Securities sold under agreement to repurchase

	2007	2006
	(Dollars in thousands)

Amount outstanding at end of year	$1,613,529	$3,475,839
Highest amount outstanding as of any month-end during the year	4,068,896	5,030,467
Daily average amount outstanding during the year	3,240,378	3,661,317
Daily average annualized rate of interest	4.96%	4.91%

Federal funds sold

	2007	2006
	(Dollars in thousands)

Amount outstanding at end of year	$1,361,183	$672,760
Highest amount outstanding as of any month-end during the year	2,779,415	985,483
Daily average amount outstanding during the year	773,468	632,977
Daily average annualized rate of interest	4.73%	4.61%

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Federal funds purchased

	2007	2006
	(Dollars in thousands)

Amount outstanding at end of year	$182,625	$476,000
Highest amount outstanding as of any month-end during the year	669,730	813,821
Daily average amount outstanding during the year	378,146	557,846
Daily average annualized rate of interest	5.08%	4.96%

9.	Senior Notes and Long-Term Notes

The following table summarizes the Bank’s long-term notes:

	December 31
	2007	2006	Rate	Reprice
	(In thousands)

Floating rate subordinated note to Bankcorp due December 23, 2012	$28,500	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013	34,000	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013	24,000	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014	6,250	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total subordinated notes	$292,750	$292,750

Floating rate senior note to BMO subsidiary due June 15, 2010	$250,000	$250,000	12bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due June 13, 2011	746,500	746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due August 14, 2012	1,100,000	—	14bps + 90 day LIBOR	Quarterly

Total senior notes	$2,096,500	$996,500

Floating rate secured note to FHLB due October 30, 2017	$1,000,000	$—	30 dayLIBOR	Monthly
Floating rate secured note to FHLB due November 13, 2017	500,000	—	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 28, 2017	500,000	—	30 day LIBOR	Monthly

Total secured notes	$2,000,000	$—

Total subordinated, senior, and secured notes	$4,389,250	$1,289,250

All of the Bank’s subordinated notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank. Neither the subordinated, senior or secured notes are subject to redemption prior to maturity at the election of the debtholders. The interest rates are caluclated by three month and one month London Interbank Offering Rate (“LIBOR”). At year-end 2007, 30 day and 90 day LIBOR rates were 4.60 and 4.70 percent, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The scheduled principal payment on long-term notes for the years ending December 31, 2008, 2009, 2010, 2011, 2012, 2013 and thereafter is $0.0 million, $0.0 million, $250.0 million, $746.5 million, $1.1 billion and $2.3 billion, respectively.

The interest rate on the long-term secured notes due from Harris N.A. to the Federal Home Loan Bank of Chicago (“FHLB”) reprices monthly at 30 day LIBOR flat, with a weighted average rate of 4.75 percent at December 31, 2007. The notes are not prepayable. At December 31, 2007 approximately $2.5 billion (125% of the notes outstanding) of first mortgage loans on 1-4 family homes were pledged to secure borrowings from the Federal Home Loan Bank. No mortgage loans were pledged at December 31, 2006.

The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank on a parity as per above with all other unsecured senior indebtedness of the Bank. As of December 31, 2007 a $50 million senior short-term note was outstanding with an original maturity of 396 days (remaining maturity of 224 days) and a stated interest rate of 4.85 percent and a $30 million senior short-term note was outstanding with an original maturity of 365 days (remaining maturity of 200 days) and a stated interest rate of 5.35 percent. As of December 31, 2006, a $100 million senior short-term note was outstanding with an original maturity of 30 days (remaining maturity of 19 days) and stated interest rate of 5.32 percent.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of derivative assets and liabilities is considered to be the price quoted on derivatives exchanges, for exchange-traded derivatives. Fair value for over-the-counter derivatives is determined using multi-contributor prices.

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

The fair value of short-term borrowings and short-term senior notes approximates carrying value because the maturity is less than one year.

The fair value of floating rate long-term notes was assumed to be the same as carrying value since the notes’ interest rates automatically reprice to market.

The fair value of credit facilities approximates their carrying value (i.e. deferred income) or estimated cost that would be incurred to induce third parties to assume these commitments.

The estimated fair values of the Bank’s financial instruments at December 31, 2007 and 2006 are presented in the following table. See Note 11 to the Consolidated Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments. See Note 12 to the Consolidated Financial Statements for additional information regarding fair values of derivatives.

	December 31
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets
Cash and demand balances due from banks	$1,179,134	$1,179,134	$1,084,959	$1,084,959
Money market assets:
Interest-bearing deposits at banks	949,803	949,803	944,116	944,116
Federal funds sold and securities purchased under agreement to resell	1,520,183	1,520,183	672,760	672,760
Securities available-for-sale	9,288,595	9,288,595	10,713,910	10,713,910
Trading account assets / derivative instruments	288,785	288,785	220,716	220,716
Loans, net of unearned income and allowance for loan losses	25,166,962	25,108,646	25,079,812	24,982,752
Loans held for sale	62,695	64,143	34,451	35,016
Accrued interest receivable	187,847	187,847	216,479	216,479

Total on-balance-sheet financial assets	$38,644,004	$38,587,136	$38,967,203	$38,870,708

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Liabilities
Deposits:
Demand deposits	$18,453,540	$18,453,540	$19,200,318	$19,200,318
Time deposits	11,079,638	11,139,982	10,918,979	10,951,437
Federal funds purchased	182,625	182,625	476,000	476,000
Securities sold under agreement to repurchase	1,613,529	1,613,529	3,475,839	3,475,839
Short-term borrowings	707,540	707,540	1,261,679	1,261,679
Short-term senior notes	80,000	80,000	100,000	100,000
Derivative instruments	186,105	186,105	137,956	137,956
Accrued interest payable	113,297	113,297	89,445	89,445
Long-term notes — senior	2,096,500	2,096,500	996,500	996,500
Long-term notes — subordinated	292,750	292,750	292,750	292,750
Long-term notes — subordinated	2,000,000	2,000,000	—	—

Total on-balance-sheet financial liabilities	$36,805,524	$36,865,868	$36,949,466	$36,981,924

Off-Balance-Sheet Credit Facilities (positive positions/(obligations))
Loan commitments	$40,440	$40,440	$22,044	$22,044
Standby letters of credit	(1,606)	(1,606)	(1,486)	(1,486)

Total off-balance-sheet credit facilities	$38,834	$38,834	$20,558	$20,558

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

Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank’s commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $11.2 billion and $13.8 billion at December 31, 2007 and 2006, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which totaled $0.4 billion and $0.9 billion at December 31, 2007 and 2006, respectively.

Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

outstanding. The letters of credit outstanding were $23.2 million at December 31, 2007 and $30.3 million at December 31, 2006.

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

Letters of credit and commitments to extend credit are reviewed periodically for probable loss. Effective in 2007, accruals for probable credit losses on letters of credit and commitments to extend credit are recorded in other liabilities on the Banks’s Consolidated Statements of Condition. Previously, the provision was recorded in the allowance for loan losses. The liability is increased or decreased by changes in estimates through noninterest expense. The liability balance at December 31, 2007 is 4.6 million. See Note 4 to the Consolidated Financial Statements for additional information on the liability for off-balance-sheet credit losses.

The fair value of credit facilities (i.e. deferred income net of deferred expense) approximates their carrying value of $40.4 million at December 31, 2007 and $22.0 million at December 31, 2006.

Financial Guarantees

Financial guarantees with off-balance-sheet risk include standby letters of credit, loans sold with recourse and written put options.

Standby letters of credit are unconditional commitments that guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers’ margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank’s maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.9 billion at December 31, 2007 and $2.7 billion at December 31, 2006. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $0.8 billion at December 31, 2007 and $0.7 billion at December 31, 2006. In most cases, these commitments expire within three years without being drawn upon. The fair value of standby letters of credit (i.e. deferred income) approximates their carrying value of $1.6 million at December 31, 2007 and $1.5 million at December 31, 2006.

The Bank has sold mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer, based on pre-determined rates, upon the occurrence of certain credit-related events. The maximum amount payable under the recourse provisions is $87.2 million at December 31, 2007 and $70.8 at December 31, 2006. The carrying amount of the recourse liability is $0.3 million at December 31, 2007 and 2006.

Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options is equal to their notional amount of $1.1 billion and $1.4 billion at December 31, 2007 and 2006, respectively. The fair value of the derivative liability is $16.8 million at December 31, 2007 and $10.4 million at December 31, 2006.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Securities activities

The Bank’s securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members’ commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $96.4 million at December 31, 2007 and $131.4 million at December 31, 2006.

Security short selling, defined as selling of securities not yet owned, exposes the Bank to market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had a short position of $156.8 million at December 31, 2007 and $9.9 million at December 31, 2006.

Commitments to Invest in Equity Securities

The Corporation’s commitments to invest in equity securities that have off-balance-sheet risk relate to uncalled capital commitments for security investments. The Corporation’s commitment to invest in equity securities was $28.1 million at December 31, 2007 and $11.5 million at December 31, 2006.

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

The Bank primarily uses various interest rate and foreign exchange derivative contracts as part of its dealer and trading activities or in the management of its risk strategy. Interest rate contracts may include futures, forwards, forward rate agreements, option contracts, caps, floors, collars and swaps. Foreign exchange contracts may include spot, futures, forwards, option contracts and swaps. The Bank may enter into equity contracts and commodity contracts from time to time and those contracts may include options and swaps. The Bank enters into derivative contracts with BMO to facilitate a more efficient use of combined resources and to better serve customers. See Note 24 for additional information on related party transactions.

At December 31, 2007, the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $160.0 million in trading assets and derivative instrument liabilities of $146.6 million in other liabilities. At December 31, 2006, the Bank recorded the fair value of derivative instrument assets of $72.6 million in trading assets and derivative instrument liabilities of $72.5 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts,” have been met.

Dealer and trading activity

Interest rate contracts

As dealer, the Bank serves customers seeking to manage interest rate risk by entering into contracts as counterparty to customer transactions. In its trading activities, the Bank uses interest rate contracts to profit from expected future market movements.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Bank and BMO combine their U.S. FX revenues. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on October 31, 2009. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains from dealer/trading foreign exchange contracts, for the years ended December 31, 2007 and December 31, 2006, totaled $3.8 million and $4.6 million, respectively, of net profit under the aforementioned agreement with BMO.

At December 31, 2007, approximately 96.4 percent of the Bank’s gross notional positions in foreign currency contracts are represented by seven currencies: Euro, Canadian dollar, British pound, Australian dollar, Swiss Francs, Japanese yen and the Mexican peso.

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

Equity contracts

The Bank enters into equity contracts that enable customers to manage the risk associated with equity price fluctuations. Equity contracts include options and swaps. Equity swaps are agreements to exchange the return on an equity security or a group of equity securities for the return based on a fixed or floating interest rate or the return on another equity security or a group of equity securities.

Commodity contracts

The Bank enters into commodity contracts that enable customers to manage the risk associated with commodity price fluctuations. Commodity contracts include options and swaps. Commodity swaps are agreements to exchange fixed and floating rate payments based on the notional value of a single commodity.

Credit Derivatives

The Bank enters into risk participation agreements whereby it assumes credit risk on behalf of unrelated counterparties that arises from interest rate and foreign currency swap transactions. In a risk participation agreement, one counterparty pays the other a fee in exchange for that other counterparty agreeing to make a payment if a credit event, that is contingent on a swap transaction, occurs. The Bank had outstanding risk participation agreements of $587.8 million and $356.0 million at December 31, 2007 and 2006, respectively.

Embedded Derivatives

The Bank issues certain financial instruments containing embedded derivatives. The embedded derivatives are separated from the host contracts and recorded at fair value because the economic characteristics of the derivatives are not clearly and closely related to those of the host contracts. The Bank does not expect future earnings volatility as the embedded derivatives are economically hedged.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Bank has a foreign currency risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by foreign currency exchange rate fluctuations. Certain assets and liabilities are denominated in foreign currency, creating exposure to changes in exchange rates. The Bank uses cross currency interest rate swaps and foreign exchange forward contracts to reduce the risk.

Risk management activities include the following derivative transactions that qualify for hedge accounting.

Fair value hedges

The Bank uses interest rate swaps to alter the character of 1) interest earned on certain long term, fixed rate leases and available-for-sale securities and 2) interest paid on certain long-term, fixed rate deposits. Interest rate swaps convert the loans and deposits from fixed rate to variable rate. Interest rate swap contracts generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional amount and maturity date.

For fair value hedges, as of December 31, 2007 the Bank recorded the fair value of derivative instrument assets of $0.2 million in other assets and liabilities of $28.4 million in other liabilities. For fair value hedges, as of December 31, 2006 the Bank recorded the fair value of derivative instrument assets of $0.2 million in other assets and liabilities of $62.3 million in other liabilities. Net gain recorded for the years ended December 31, 2007, 2006 and 2005 representing the ineffective portion of the fair value hedges were not material to the consolidated financial statements of the Bank.

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

For cash flow hedges, as of December 31, 2007 the Bank recorded the fair value of derivative instrument assets of $1.1 million in other assets and liabilities of $11.5 million on other liabilities. For cash flow hedges, as of December 31, 2006 the Bank recorded the fair value of derivative instrument assets of $0.2 million in other assets and liabilities of $3.1 million in other liabilities. A loss of $0.2 million in hedge ineffectiveness was recorded to earnings for the year ended December 31, 2007. Net losses recorded for the year ended December 31, 2006 and 2005 representing the ineffective portion of the cash flow hedges were not material to the consolidated financial statements of the Bank. The unrealized losses in accumulated other comprehensive income (“AOCI”) related to the interest rate swaps are reclassified to earnings in the same period that the interest on the floating-rate assets and liabilities affect earnings. Approximately $17.5 million of net losses is expected to be reclassified to earnings over the next twelve months. During the years ended December 31, 2007, 2006 and 2005 the Bank transferred $13.7 million, $11.2 million and $7.1 million, respectively, from AOCI to earnings due to discontinued hedges.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Bank has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are recorded as liabilities at fair value. The Bank enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value. The amounts for the forward sales for the years ended December 31, 2007, 2006 and 2005 were not material to the consolidated financial statements of the Bank.

Interest rate swaps are used to modify exposure to variability in cash flows for certain syndication arrangements, where the Bank is agent. The derivative instruments do not qualify for hedge accounting and are accounted for at fair value.

13.	Concentrations of Credit Risk in Financial Instruments

The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2007 and 2006. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank’s total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern Geographic Area

A majority of the Bank’s customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker’s acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region’s economy. The Bank’s maximum risk of accounting loss, should all customers making up the Midwestern concentration fail to perform according to contract terms and all collateral prove to be worthless, was approximately $35.5 billion or 67.1 percent of the Bank’s total credit exposure at December 31, 2007 and $36.1 billion or 66.1 percent of the Bank’s total credit exposure at December 31, 2006.

The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See Note 11 to the Consolidated Financial Statements for information on collateral supporting credit facilities.

14.	Employee Benefit Plans

The Bank sponsors noncontributory defined benefit pension plans covering virtually all its employees as of December 31, 2007. Most of the employees participating in retirement plans were included in one primary plan (“plan”) during the three-year period ended December 31, 2007. The plan is a multiple-employer plan covering the Bank’s employees as well as persons employed by certain affiliated entities.

Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of this plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Effective January 1, 2002, the plan’s benefit formula for new employees was changed to an account-based formula from a final average pay formula. The account-based benefit formula is based upon eligible pay, age and length of service. Prior to January 1, 2002, the plan’s benefit formula was a final average pay formula, based upon length of service and an employee’s highest qualifying compensation during five consecutive years of active employment less an amount determined by formula using an estimated Social Security benefit. For employees who were employed as of December 31, 2001 and leave the Corporation on or after January 1, 2002, benefits are initially calculated two ways: under the account-based formula for service beginning January 1, 2002 and under the final average pay formula for all service. This latter group of employees will receive that retirement benefit which yields the highest return.

The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years’ contributions in excess of the minimum. For 2008 (plan year 2008), the estimated pension contribution is approximately $23.3 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan (excluding settlement losses and curtailment gains), for 2007, 2006 and 2005 was $33.1 million, $36.5 million and $39.9 million, respectively. The qualified pension accumulated benefit obligation as of December 31, 2007, 2006 and 2005 was $361.8 million, $371.3 million and $366.2 million, respectively.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 ®”, in September 2006. The Statement requires recognition in the statement of condition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and measurement of a plan’s assets and obligations that determine its funded status as of fiscal year-end. The requirement to recognize the funded status of a benefit plan was adopted early for the Bank as of December 31, 2006.

For the supplemental unfunded retirement plan, no settlement losses were recorded in 2007, 2006 and 2005.

In addition to pension benefits, the Bank sponsors a postretirement medical plan that provides medical care benefits for retirees (and their dependents) who have attained age 55 and have at least 10 years of service. The Bank also provides medical care benefits for disabled employees and widows of former employees (and their dependents). The Bank provides these medical care benefits through a self-insured plan. Under the terms of the plan, the Bank contributes to the cost of coverage based on employees’ length of service. Cost sharing with plan participants is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Bank supplemented by contributions to a trust fund created under Internal Revenue Code Section 401(h). Effective December 31, 2007 the plan was changed to reflect expanded coverage available through Medicare and supplemental plans for retirees age 65 and older. Post-65 benefits for new hires and employees under age 35 were eliminated and corporate contributions for post-65 benefits for certain other employees were reduced.

Effective July 1, 2004 the Bank adopted FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003.” The Bank elected retroactive application to December 31, 2003. Under the Act, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is “actuarially equivalent” to the Medicare Part D benefit. The Bank recorded a reduction to postretirement medical expense in the amount of $1.5 million in 2007, $2.4 million in 2006 and $1.7 million in 2005, as determined by the Bank’s actuarial consultants. Based on their analysis, the Bank’s postretirement benefit medical plan passes the test for actuarial equivalence and qualifies for the subsidy.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the Bank:

	Pension Benefits			Postretirement Medical Benefits
	2007**	2006**	2005**	2007**	2006**	2005**
	(In thousands)

Change in benefit obligation*
Benefit obligation at beginning of year	$446,204	$443,553	$399,900	$78,881	$64,687	$57,598
Service cost	21,800	21,706	19,934	3,392	2,638	2,231
Interest cost	24,996	24,115	24,445	4,182	3,563	3,198
Transfer adjustment	(10,350)	2,859	—	—	—	—
Plan amendments	—	—	—	(6,441)	—	—
Benefits paid (net of participant contributions)	(41,407)	(37,991)	(29,851)	(2,624)	(2,624)	(2,624)
Medicare drug legislation	—	—	—	1,035	6,222	(7,491)
Actuarial (gain) or loss	(10,352)	(8,038)	29,125	(17,437)	4,395	11,775

Benefit obligation at end of year	$430,891	$446,204	$443,553	$60,988	$78,881	$64,687

Change in plan assets
Fair value of plan assets at beginning of year	$322,341	$293,836	$247,480	$46,607	$50,314	$43,208
Actual return on plan assets	81,284	34,201	41,435	9,674	(3,707)	7,106
Transfer adjustment	(6,590)	5,264	—	8,698	—	—
Employer contribution	24,666	27,031	34,772	—	—	—
Benefits paid	(41,407)	(37,991)	(29,851)	—	—	—

Fair value of plan assets at end of year***	$380,294	$322,341	$293,836	$64,979	$46,607	$50,314

Funded Status	$(50,597)	$(123,862)	$(149,717)	$3,991	$(32,275)	$(14,372)
Contributions made between measurement date (September 30) and end of year	—	—	6,041	—	—	—
Unrecognized actuarial (gain) or loss	—	106,521	133,361	—	12,990	(5,092)
Unrecognized transition (asset) or obligation	—	—	—	—	10,036	11,787
Unrecognized prior service cost	—	3,296	3,395	—	488	657

Net amount	$(50,597)	$(14,045)	$(6,920)	$3,991	$(8,761)	$(7,020)

Assets (liabilities) recognized in the Statement of Condition consist of:
Other assets	$24,906	$24,906	$—	$4,587	$4,587	$—
Accrued pension and post-retirement liability	(75,503)	(121,488)	(45,203)	(596)	(25,007)	(7,166)
Intangible asset	—	—	3,392	—	—	—
Net asset (liabilities) recognized	$(50,597)	$(96,687)	$(41,811)	$3,991	$(20,420)	$(7,166)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits			Postretirement Medical Benefits
	2007**	2006**	2005**	2007**	2006**	2005**
	(In thousands)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net (gain) or loss	$27,563	$—	$—	$(18,022)	$—	$—
Prior service cost (credit)	2,835	—	—	—	—	—
Transition (asset) or obligation	—	—	—	2,585	—	—
Additional minimum liability	—	82,642	35,054	—	11,743	—

Components of net periodic benefit cost
Service cost	$21,800	$21,706	$19,934	$3,392	$2,638	$2,232
Interest cost	24,996	24,115	24,446	4,182	3,563	3,198
Expected return on plan assets	(22,436)	(20,922)	(15,302)	(4,406)	(4,025)	(2,913)
Amortization of prior service cost	461	98	(279)	169	169	169
Amortization of transition (asset) or obligation	—	—	—	1,743	1,751	1,751
Amortization of actuarial (gain) or loss	5,998	9,322	8,747	—	(81)	—

Net periodic benefit cost	$30,819	$34,319	$37,546	$5,080	$4,015	$4,437

*	Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

**	Plan assets and obligation measured as of September 30.

***	The actual allocation of plan assets by category are as follows:

	2007	2006	2005

Pension:
Equity securities	73%	73%	68%
Fixed income securities	27%	27%	30%
Cash Equivalents	—	—	2%
Postretirement Medical:
Equity securities	73%	73%	68%
Fixed income securities	27%	27%	30%
Cash Equivalents	—	—	2%

At December 31, 2007 over one-half of the plan assets consisted of investments in mutual funds administered by Harris Investment Management, Inc., a subsidiary of Bankcorp.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are $1.5 million and $0.5 million, respectively. The estimated net loss and prior service cost for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are $1.0 million and $0.5 million, respectively.

	Pension Benefits			Postretirement Medical Benefits
	2007	2006	2005	2007	2006	2005

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Rate of compensation increase	3.80%	3.80%	3.80%	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.75%	5.50%	6.00%	5.75%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.80%	N/A	N/A	N/A

For measurement purposes, a 8.0 percent annual rate of increase for pre 65 and a 9.0 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits was assumed for 2007. The rate will be graded down to 5.0 percent for pre 65 and 5.5 percent for post 65 in 2013 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$700	$(593)
Effect on postretirement benefit obligation	$7,723	$(6,491)

The following table sets forth the status of the supplemental unfunded retirement plan:

	Supplemental Unfunded Retirement Benefits
	2007	2006	2005
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$18,969	$16,941	$17,063
Service cost	1,560	1,620	1,364
Interest cost	911	785	916
Benefits paid (net of participant contributions)	(3,073)	(1,840)	(2,367)
Actuarial (gain) or loss	(5,586)	1,464	(35)

Benefit obligation at end of year	$12,781	$18,970	$16,941

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Supplemental Unfunded Retirement Benefits
	2007	2006	2005
	(In thousands)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contribution	3,073	1,840	2,367
Benefits paid	(3,073)	(1,840)	(2,367)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status at end of year	$(12,781)	$(18,970)	$(16,941)
Contributions made between measurement date (September 30) and end of year	$465	$623	$575
Unrecognized actuarial loss	—	6,864	5,510
Unrecognized prior service cost	—	(2,341)	(2,671)

Net amount	$(12,816)	$(13,824)	$(13,527)

Liabilities recognized in the Statement of Condition consist of:
Accrued pension and post retirement liability	$(12,316)	$(19,713)	$(13,527)
Net liabilities recognized	$(12,316)	(19,713)	(13,527)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net (gain) or loss	1,181	—	—
Prior service cost (credit)	(2,011)	—	—
Additional minimum liability	—	5,889	—

Components of net periodic benefit cost
Service cost	$1,560	$1,620	$1,364
Interest cost	911	785	916
Expected return on plan assets	—	—	—
Amortization of prior service cost	(330)	(330)	(330)
Amortization of transition (asset) or obligation	—	—	—
Amortization of actuarial (gain) or loss	102	98	122

Net periodic benefit cost	$2,243	$2,173	$2,072

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Supplemental Unfunded
	Retirement Benefits
	2007	2006

Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	5.25%	5.00%
Rate of compensation increase	3.80%	3.80%
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.00%	4.75%
Rate of compensation increase	3.80%	3.80%

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

		Postretirement	Supplemental Unfunded
Year	Pension Benefits	Medical Benefits	Retirement Benefits
		(In thousands)

2008	$25,143	$3,237	$1,203
2009	26,592	3,452	1,248
2010	28,368	3,615	1,209
2011	31,598	3,795	1,598
2012	35,551	3,922	1,985
2013-2017	198,341	22,052	7,675

The Bank has a defined contribution plan that is available to virtually all employees. The 401(k) matching contribution is based on the amount of eligible employee contributions. The Bank’s total expense for this plan was $13.3 million, $12.7 million and $12.5 million in 2007, 2006 and 2005 respectively.

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

Options are granted at an exercise price equal to the closing price of the BMO’s common shares on the day prior to the grant date. Options vest 25% per year over a four-year period starting from their grant date. A portion of

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the options granted since 1999 can only be exercised once certain performance targets are met. All options expire 10 years from their grant date.

In accordance with SFAS No. 123R, stock-based compensation granted to retirement-eligible employees in December 2007 and 2006 was expensed fully at the time of grant. The expense recorded for this program in the year ended December 31, 2007 was adjusted for estimated forfeitures. No adjustments for estimated forfeitures were recorded in 2006. Per SFAS No. 123R, cash flows resulting from realized tax deductions in excess of recognized compensation cost are financing cash flows.

The compensation expense related to this program totaled $1.4 million, $1.9 million and $3.0 million in 2007, 2006 and 2005, respectively. The related tax benefits recognized for the years ended 2007, 2006 and 2005 were $0.5 million, $0.7 million and $1.1 million, respectively. For the years ended December 31, 2007 and 2006 the total unrecognized compensation cost related to nonvested stock option awards was $3.0 million and $3.4 million, respectively, and the weighted average period over which it is expected to be recognized is approximately 3.2 years and 3.0 years, respectively.

The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted average fair value of options granted during 2007, 2006 and 2005 were $8.33, $6.85 and $8.93, respectively. The total intrinsic value of stock options exercised during the years ended 2007, 2006 and 2005 was $22.0 million, $24.1 million and $23.9 million, respectively. Cash proceeds from options exercised under the plan totaled $23.3 million, $24.5 million and $26.8 million for the years ended 2007, 2006 and 2005, respectively. The excess tax benefits realized during 2007, 2006 and 2005 were $9.2 million, $11.8 million and $6.9 million, respectively.

The following tables summarize the stock option activity for 2007 and 2006 and provides details of stock options outstanding at December 31, 2007 and 2006:

	Year Ended December 31, 2007
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value (in millions)	Contractual Life

Outstanding at beginning of year	3,202,246	34.76	$221.0	5.00 years
Granted	198,156	60.64
Exercised	(710,621)	36.78
Forfeited, cancelled	(9,727)	61.55
Transferred(1)	71,884	39.94

Outstanding at December 31, 2007	2,751,938	43.57	$155.0	4.75

Options exercisable at December 31, 2007	2,086,021	$38.08	$117.5	3.66

(1)	Transferred shares represent employees moving between BMO and the Bank.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2006
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value (in millions)	Contractual Life

Outstanding at beginning of year	3,967,370	$32.67
Granted	104,300	59.19
Exercised	(837,507)	28.03
Forfeited, cancelled	(23,017)	40.49
Expired	(8,900)	17.09

Outstanding at December 31, 2006	3,202,246	34.76	$221.0	5.00 years

Options exercisable at December 31, 2006	2,679,264	$31.43	$184.9	4.34

The following table summarizes the nonvested stock option activity for 2007:

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	440,892	$8.27
Granted	198,156	8.33
Vested	(175,755)	8.47
Forfeited, cancelled	(9,301)	8.32
Transferred(1)	9,400	8.02

Nonvested at December 31, 2007	463,392	$8.23

(1)	Transferred shares represent employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2006:

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	575,972	$8.13
Granted	104,300	6.85
Vested	(228,554)	8.73
Forfeited, cancelled	(10,826)	9.10

Nonvested at December 31, 2006	440,892	$8.27

The following weighted-average assumptions were used to determine the fair value of options on the date of grant:

	2007	2006	2005

Risk-free interest rate	4.11%	3.98%	4.00%
Expected life, in years	7.3	7.1	7.1
Expected volatility	19.24%	15.22%	20.12%
Expected dividend yield	4.20%	3.40%	3.40%

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

During 2007, the Bank was party to an agreement made between BMO and a third party to assume most of the Bank’s obligations related to the 2007 mid-term incentive plan. The Bank’s share of the payment for the third party’s assumption of risk was $2.4 million. A similar agreement was entered into in 2006 and 2005 to assume most of the obligation related to the 2006 and 2005 mid-term incentive plans for a payment of $4.1 million and $12.2 million, respectively. Amounts paid by the Bank under these agreements were capitalized and will be recognized as compensation expense over the performance cycles of the plans on a straight-line basis. Due to SFAS No. 123R starting in 2006, amounts related to units granted to employees who are eligible to retire are expensed at the time of grant. Any future obligations to participants required under these plans will be the responsibility of the third party.

For the remaining obligations relating to the plans for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the service period to reflect the current estimate of ultimate employer liability which is a function of the current market value of BMO’s common shares and BMO’s total shareholder return compared with that of its competitors. Adjustments for changes in estimates of ultimate payments to participants are recognized in current and future periods.

The compensation expense related to the plans totaled $16.5 million, $16.7 million and $18.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. The related tax benefits recognized for the years ended December 31, 2007, 2006 and 2005 totaled $6.3 million, $6.4 million and $7.1 million, respectively. The total unrecognized compensation cost related to nonvested awards was $7.7 million and $8.5 million at December 31, 2007 and 2006, respectively. At December 31, 2007, the weighted average period over which such costs is expected to be recognized is approximately 2.2 years.

Employee Share Purchase Plan

The Bank of Montreal (“BMO”) Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank’s contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.7 million, $0.6 million and $0.5 million in 2007, 2006 and 2005, respectively.

16.	Lease Expense and Obligations

Rental expense for all operating leases was $33.7 million in 2007, $33.1 million in 2006 and $28.9 million in 2005. These amounts include real estate taxes, maintenance and other rental-related operating costs of $6.6 million, $5.8 million, and $5.2 million, for 2007, 2006, and 2005, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Minimum rental commitments as of December 31, 2007 for all noncancelable operating leases are as follows:

(In thousands)

2008	$32,374
2009	31,698
2010	30,741
2011	29,914
2012	25,949
2013 and thereafter	305,423

Total minimum future rentals	$456,099

Occupancy expenses for 2007, 2006, and 2005 have been reduced by $3.2 million, $2.6 million, and $4.7 million, respectively, for rental income from leased premises.

17.	Income Taxes

The 2007, 2006 and 2005 applicable income tax expense (benefit) were as follows:

	Federal	State	Total
	(In thousands)

2007:
Current	$71,549	$(1,907)	$69,642
Deferred	(41,123)	(6,495)	(47,618)

Total	$30,426	$(8,402)	$22,024

2006:
Current	$56,894	$3,596	$60,490
Deferred	24,912	(214)	24,698

Total	$81,806	$3,382	$85,188

2005:
Current	$91,123	$10,508	$101,631
Deferred	(2,380)	(2,412)	(4,792)

Total	$88,743	$8,096	$96,839

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets are comprised of the following at December 31, 2007, 2006 and 2005:

	December 31
	2007	2006	2005
		(In thousands)

Deferred tax assets:
Allowance for loan losses	$153,868	$133,881	$133,933
Deferred expense and prepaid income	34,812	15,409	28,193
Deferred employee compensation	24,811	23,644	22,436
Pension and medical trust	15,597	14,644	10,901
Amortizable intangibles	3,951	8,639	12,837
Other assets	14	—	—

Gross deferred tax assets	$233,053	$196,217	$208,300
Deferred tax liabilities:
Depreciable assets	$(60,836)	$(72,288)	$(58,702)
Other liabilities	(1,262)	(1,980)	(2,435)

Gross deferred tax liabilities	$(62,098)	$(74,268)	$(61,137)

Deferred tax assets	$170,955	$121,949	$147,163
Tax effect of fair value adjustments on available-for-sale securities and pension liabilities recorded directly to stockholders’ equity	14,716	52,575	38,589

Net deferred tax assets	$185,671	$174,524	$185,752

At December 31, 2007 and 2006, the respective deferred tax assets of $171.0 million and $121.9 million included $153.9 million and $111.5 million for Federal taxes and $17.1 million and $10.4 million for state taxes, respectively. No valuation allowance exists at December 31, 2007 and 2006 as management believes that the realization of the recognized net deferred tax asset is more likely than not based on existing carryback ability and expectations as to future taxable income.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total income tax expense of $22.0 million for 2007, $85.2 million for 2006 and $96.8 million for 2005 reflects effective tax rates of 13.3 percent, 29.1 percent and 31.1 percent, respectively. The reconciliation between actual tax expense and the amount determined by applying the federal statutory rate of 35 percent to income before income taxes were as follows:

	Years Ended December 31
	2007		2006		2005
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Income	Amount	Income	Amount	Income
	(Dollars in thousands)

Computed tax expense	$57,837	35.0%	$102,598	35.0%	$109,101	35.0%
Increase (reduction) in income tax expense due to:
Tax-exempt income from loans and investments net of municipal interest expense disallowance	(12,575)	(7.6)	(8,820)	(3.0)	(8,278)	(2.6)
Bank-owned insurance	(18,787)	(11.4)	(15,697)	(5.4)	(14,964)	(4.8)
State income taxes	(5,461)	(3.3)	2,199	0.8	5,411	1.7
Other, net	1,010	0.6	4,908	1.7	5,569	1.8

Actual tax expense	$22,024	13.3%	$85,188	29.1%	$96,839	31.1%

The Bank adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” as of January 1, 2007. As a result, the Bank recognized a $1.9 million decrease in the liability for unrecognized tax benefits; recorded as a $.2 million increase in retained earnings and a $1.7 million increase in capital surplus. A reconciliation of the beginning and ending amount of unrecognized federal, state and local tax benefits is as follows:

2007
(In thousands)

Gross unrecognized tax benefits at beginning of year	$3,902
Additions based on tax positions related to current year	280
Additions for tax positions of prior years	1,961
Reductions for tax positions of prior years	(520)
Settlements	(347)

Gross unrecognized tax benefits at end of year	$5,276
Less: Federal tax benefit	(566)

Net unrecognized tax benefits at end of year	$4,710

Included in the net unrecognized tax benefits at December 31, 2007 are potential benefits of $2.5 million that, if recognized, would affect the effective tax rate on income from continuing operations.

The balance of unrecognized tax benefits may decrease between $1.0 million and $5.0 million during the next twelve months depending upon the settlement of state filing issues and state, local and federal audits.

With few exceptions, the Bank is no longer subject to U.S. federal, state or local income tax exams for the years prior to 2004. An examination of the Bank’s 2004 and 2005 tax returns was initiated by the Internal Revenue Service and is anticipated to be completed by the end of 2008. The Bank is also currently under examination by various state

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

taxing authorities, some of which are anticipated to be completed by the end of 2008. As of December 31, 2007, no significant adjustments have been proposed for the Bank’s federal, state or local tax positions.

The Bank recognizes penalties and the accrual of interest related to unrecognized tax benefits in its income tax expense. During the years ended December 31, 2007 and 2006 and 2005, the interest and penalties recognized by the Bank were not significant and would not affect the annual effective tax rate. The Bank had approximately $.7 million and $.5 million accrued for the payment of interest and penalties at December 31, 2007 and 2006, respectively.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all Federal Deposit Insurance Corporation (“FDIC”)-insured institutions ranging from “well capitalized” to “critically undercapitalized.” Classification within a category is based primarily on the three capital adequacy measures. An institution is considered “well capitalized” if its capital level significantly exceeds the required minimum levels, “adequately capitalized” if it meets the minimum levels, “undercapitalized” if it fails to meet the minimum levels, “significantly undercapitalized” if it is significantly below the minimum levels and “critically undercapitalized” if it has a ratio of tangible equity to total assets of 2 percent or less.

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

As of December 31, 2007 and 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2007 that have changed the capital category of the Bank.

At December 31, 2007 and 2006, the Bank had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7 3/8% per annum. During 2007, $18.4 million of dividends were declared and paid on the preferred stock and $4.6 was paid for the fourth quarter 2006 for a total of $23.0 million paid in 2007. During 2006, $18.4 million was declared on the preferred stock of which $13.8 million was paid in 2006. The preferred stock qualifies as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Bank’s risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Capital	Capital	Capital		Capital	Capital		Capital
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In thousands)

As of December 31, 2007
Total Capital to Risk-Weighted Assets	$4,208,758	12.66%	≥ $	2,659,563	≥ 8.00%	≥ $	3,324,453	≥ 10.00%
Tier 1 Capital to Risk-Weighted Assets	$3,543,889	10.66%	≥ $	1,329,789	≥ 4.00%	≥$	1,994,684	≥6.00%
Tier 1 Capital to Average Assets	$3,543,889	8.41%	≥ $	1,685,560	≥ 4.00%	≥$	2,106,949	≥5.00%
As of December 31, 2006
Total Capital to Risk-Weighted Assets	$3,913,455	11.49%	≥ $	2,724,773	≥ 8.00%	≥$	3,405,966	≥10.00%
Tier 1 Capital to Risk-Weighted Assets	$3,297,963	9.69%	≥ $	1,361,388	≥ 4.00%	≥$	2,042,082	≥6.00%
Tier 1 Capital to Average Assets	$3,297,963	8.06%	≥ $	1,636,706	≥ 4.00%	≥$	2,045,883	≥5.00%

19.	Investments in Subsidiaries and Statutory Restrictions

Harris N.A.’s investment in the combined net assets of its wholly-owned subsidiaries was $814.5 million, $792.5 million and $725.3 million at December 31, 2007, 2006 and 2005, respectively.

Provisions of Federal (and in some cases state) banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. The National Bank Act requires all national banks to obtain prior approval from the Office of the Comptroller of the Currency if dividends declared by a subsidiary bank, in any calendar year, will exceed its net profits (as defined in the applicable statute) for that year, combined with its retained net profits, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $425.0 million of dividends at December 31, 2007. Actual dividends paid, however, would be subject to prudent capital maintenance. Cash dividends paid to Bankcorp by the Bank amounted to $75.0 million, $72.0 million and $90.0 million in 2007, 2006 and 2005, respectively.

The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2007, 2006 and 2005, daily average reserve balances of $193.7 million, $190.9 million and $268.5 million, respectively, were required for the Bank. At year-end 2007, 2006 and 2005, balances on deposit at the Federal Reserve Bank totaled $10.4 million, $19.7 million and $190.1 million, respectively.

20.	Contingent Liabilities

Harris N.A. and certain subsidiaries are defendants in various legal proceedings arising in the normal course of business. In the opinion of management, based on the advice of legal counsel, the ultimate resolution of these matters will not have a material adverse effect on the Bank’s financial position or results of operations.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

21.	Accumulated Other Comprehensive Loss

The following table summarizes the components of other comprehensive loss shown in stockholder’s equity, net of tax:

	Unrealized	Unrealized	Unrealized
	(Loss) gain on	Loss on Pension	Loss on	Accumulated
	Available-for-	and Postretirement	Hedge	Other
	Sale Securities	Medical Plans	Activity	Comprehensive Loss
		(In thousands)

Balance at December 31, 2007	$14,301	$(10,135)	$(31,488)	$(27,322)

Balance at December 31, 2006	$(14,253)	$(65,179)	$(18,207)	$(97,639)

Balance at December 31, 2005	$(28,100)	$(22,785)	$(19,102)	$(69,987)

22.	Foreign Activities (by Domicile of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

	Foreign	Domestic	Consolidated
		(In thousands)

2007
Total operating income	$38,631	$2,585,974	$2,622,162
Total expenses	156,493	2,300,420	2,456,913

(Loss) income before taxes	$(117,862)	$285,554	$165,249
Applicable income taxes	(46,844)	69,839	22,024

Net (loss) income	$(71,018)	$215,715	$143,225

Identifiable assets at year-end	$1,133,241	$40,347,042	$41,480,283

2006
Total operating income	$28,031	$2,265,350	$2,393,381
Total expenses	126,604	1,973,640	2,100,244

(Loss) income before taxes	$(98,573)	$391,710	$293,137
Applicable income taxes	(38,802)	123,990	85,188

Net (loss) income	$(58,825)	$266,774	$207,949

Identifiable assets at year-end	$1,221,055	$40,544,772	$41,765,827

2005
Total operating income	$19,846	$1,896,944	$1,916,790
Total expenses	78,420	1,526,652	1,605,072

(Loss) income before taxes	$(58,574)	$370,292	$311,718
Applicable income taxes	(23,280)	120,119	96,839

Net (loss) income	$(35,294)	$250,173	$214,879

Identifiable assets at year-end	$1,274,658	$34,984,368	$36,259,026

Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2007, 2006 and 2005 identifiable foreign assets accounted for 2.7 percent, 2.9 percent and 3.5 percent, respectively, of total consolidated assets.

23.	Business Combinations

On January 4, 2007, Bankcorp completed the acquisition of First National Bank and Trust (“First National”) for a purchase price, including the costs of acquisition, of $291.4 million. Of this amount $143.8 million was recorded as goodwill and $31.2 million was recorded as a core deposit premium intangible with an expected life of ten years. The acquisition of First National’s operations were included in Bankcorp’s consolidated financial statements since that date. The acquisition of First National provides Bankcorp with the opportunity to expand banking services in the Indianapolis, Indiana market. Goodwill and other intangibles related to this acquisition are deductible for tax purposes. On May 12, 2007, First National was merged with and into the Bank. First National’s total assets were $1.4 billion and total deposits were $0.9 billion. The impact to the Bank’s stockholder’s equity was an increase of $0.3 billion. The combination was recorded using historical carrying values as adjusted for purchase accounting adjustments to fair values at the date of acquisition for First National as recognized by Bankcorp. In consideration of this contribution of First National to the Bank and to its capital, the Bank issued 1,211,400 shares of common stock to Bankcorp representing total consideration of $292.4 million.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of First National at the date of acquisition:

First
National
(In thousands)

Cash and cash equivalents	$68,514
Securities	295,021
Loans, net	856,270
Premises and equipment	25,327
Goodwill	143,813
Core deposit premium	31,200
Other	44,691

Total assets	$1,464,836

Deposits	$952,919
Other liabilities	220,551

Total liabilities	$1,173,470

Purchase price	$291,366

On February 17, 2006, New Lenox State Bank (“NLSB”), a wholly-owned subsidiary of Bankcorp, was merged with and into the Bank. NLSB’s total assets were $823.2 million and total deposits were $665.8 million. The impact to the Bank’s stockholder’s equity was an increase of $149.8 million. The combination was recorded using historical carrying values for NLSB as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 70,000 shares of common stock to Bankcorp.

On August 26, 2006, Mercantile National Bank of Indiana (“Mercantile”), a wholly-owned subsidiary of Bankcorp, was merged with and into the Bank. Mercantile’s total assets were $644.4 million and total deposits were $555.9 million. The impact to the Bank’s stockholder’s equity was an increase of $129.8 million. The combination was recorded using historical carrying values for Mercantile as recognized by Bankcorp. In consideration of this contribution to its capital, the Bank issued 397,847.5 shares of common stock to Bankcorp.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

24.	Related Party Transactions

During 2007, 2006 and 2005, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short and long-term borrowings; time deposit issuance; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2007, 2006 and 2005, the Bank received from BMO approximately $20.6 million, $15.8 million and $16.5 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BMO of approximately $84.8 million, $71.4 million and $59.5 million in 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, the Bank received from HFC approximately $29.0 million, $14.1 million and $14.1 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to HFC of approximately $18.7 million, $29.9 million and $7.1 million in 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, the Bank received from Bankcorp approximately $14.5 million, $13.6 million and $9.7 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to Bankcorp of approximately $0.2 million, $0.0 million and $0.0 million in 2007, 2006 and 2005, respectively.

At December 31, 2007, derivative contracts with BMO represent $103.0 million and $125.9 million of unrealized gains and unrealized losses, respectively. At December 31, 2006, derivative contracts with BMO represented $65.5 million and $49.7 million of unrealized gains and unrealized losses, respectively.

On June 18, 2007 Harris N.A. amended the leaseback agreement for the building located at 111 W. Monroe Street, Chicago, Illinois. Harris N.A. received from Bank of Montreal, Chicago Branch a payment of $6.1 million as compensation for the extension of the original lease termination dates and a payment of $5.8 million as compensation for the vacancy anticipated on the original lease. The payments were deferred and are amortized on a straight-line basis over the remaining term of the lease. Deferred revenue recognized in 2007 was $0.3 million.

The Bank and BMO combine their U.S. foreign exchange activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in October 2009 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. 2007, 2006 and 2005 foreign exchange revenues included $3.8 million, $4.6 million and $5.6 million of net profit, respectively, under this agreement.

The Bank has loans outstanding to certain executive officers and directors. These loans totaled $2.5 million and $1.8 million at December 31, 2007 and 2006, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Bank’s related party transactions for long-term notes (senior and subordinated) and certificate of deposits:

	Interest Expense		Loan Balance
	Year Ended December 31		December 31
	2007	2006	2007	2006	Rate	Reprice
	(In thousands)

Long-term notes — senior
Floating rate senior note to BMO subsidiary due June 15, 2010	$13,856	$13,558	$250,000	$250,000	12bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due June 13, 2011	41,074	23,104	746,500	746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due August 14, 2012	31,470	—	1,100,000	—	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior	$86,400	$36,662	$2,096,500	$996,500

Long-term notes — subordinate
Floating rate subordinated note to Bankcorp due December 23, 2012	$1,682	$1,652	$28,500	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013	2,025	1,876	34,000	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013	1,427	1,351	24,000	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014	371	352	6,250	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014	5,812	5,366	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016	5,837	5,466	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total long-term notes — subordinate	$17,154	$16,063	$292,750	$292,750

Total long-term notes	$103,554	$52,726	$2,389,250	$1,289,250

	Interest Expense		Certificate of Deposit Balance
	Year Ended December 31		December 31
	2007	2006	2007	2006
	(In thousands)

Certificate of deposit
Certificate of deposit to BMO subsidiary due on June 30, 2008	$28,833	$28,833	$1,000,000	$1,000,000	2.84%	Fixed
Certificate of deposit to BMO subsidiary due on March 31, 2009	18,662	18,662	427,655	427,655	4.30%	Fixed
Certificate of deposit to BMO subsidiary due on September 24, 2007	13,820	18,964	—	570,000	3.28%	Fixed
Certificate of deposit to BMO subsidiary due on March 18, 2008	27,586	25,690	500,000	500,000	8bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on September 28, 2009	54,506	14,614	1,000,000	1,000,000	6bps + 90 day LIBOR	Quarterly

Total certificates of deposit	$143,407	$106,763	$2,927,655	$3,497,655

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

25.	Restructuring Charge

During first quarter 2007, the Bank recorded a restructuring charge of $13.7 million in the Consolidated Statements of Income. The objectives of the restructuring are to enhance customer service by directing spending and resources to front-line sales and service improvements, creating more efficient processes and systems and continuing to accelerate the pace of growth.

The charge relates to the elimination of approximately 200 positions in primarily non-customer-facing areas of the Bank across all support functions and business groups. Of the charge, $11.5 million relates to severance-related costs and $2.2 million is associated with premise-related charges. The actions under the restructuring program were substantially completed by January 2008.

Premises-related charges include lease cancellation payments for those locations where the Bank has legally extinguished its lease obligations as well as the carrying value of abandoned assets in excess of their fair market value.

During the year, the Bank changed its estimate for restructuring, resulting in a $1.2 million reduction in the original accrual due primarily to lower severance payments than originally estimated.

In October 2007, the Bank recorded an additional restructuring charge of $6.3 million in the Consolidated Statements of Income. The additional charge relates to 40 positions across all support functions and business groups and is all severance-related.

	Severance-related	Premises-related
	charges	charges	Total
	(In thousands)

Balance at December 31, 2006	$—	$—	$—
Restructuring charge during the year, net of reversals	16,564	2,196	18,760
Paid during the year	(9,514)	(2,196)	(11,710)

Balance at December 31, 2007	$7,050	$—	$7,050

26.	Visa Indemnification Charge

Harris N.A. is a member of Visa U.S.A. Inc. (Visa U.S.A.) and in 2007 received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering by Visa. Harris N.A. and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain indemnified litigation involving Visa that has been settled.

A member bank such as Harris N.A. is also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007), for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value in accordance FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Harris N.A. is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. While the estimation of any potential losses is highly judgmental, as of December 31, 2007, Harris N.A. has recorded a liability and corresponding charge for the remaining litigation.

The total Visa indemnification charges recognized in 2007 by Harris N.A. amounted to $34 million (pretax).

Visa has stated that payments related to the above litigation matters will be funded from an escrow account to be established with a portion of the proceeds from its planned initial public offering anticipated in 2008. The ultimate resolution of these litigation matters is uncertain. However, Harris N.A. currently anticipates that its proportionate share of the proceeds of Visa’s planned initial public offering will more than offset any indemnification liabilities related to Visa litigation.