Form 10-K/A
period 2007-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2008-05-15
CIK 1046788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Harris Preferred Capital Corporation

TABLE OF CONTENTS

Part I
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	18
Item 9A.	Controls and Procedures	18
Item 9B.	Other Information	19

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	19
Item 11.	Executive Compensation	22
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	22
Item 13.	Certain Relationships and Related Transactions, and Director Independence	22
Item 14.	Principal Accounting Fees and Services	23

Part IV
Item 15.	Exhibits, Financial Statement Schedules	23
	(a) Exhibits
	31.1 Certification of Pamela C. Piarowski pursuant to Rule 13a - 14(a)
	31.2 Certification of Paul R. Skubic pursuant to Rule 13a- 14(a)
	32.1 Certification pursuant to 18 U.S.C. Section 1350
	(b) Reports on Form 8-K
	None
Signatures		26

Explanatory Note

Harris Preferred Capital Corporation (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2007, as filed on March 31, 2008 (the “Original Filing”), solely to correct an inadvertent typographical error in the certification filed as Exhibit 31.1 to the Original Filing. There are no other changes to the Original Filing.

For the convenience of the reader, this Amendment No. 1 sets forth the entire Form 10-K which was prepared and relates to the Company as of December 31, 2007. However, this Amendment No. 1 only amends and restates the certificate described above and no attempt has been made to modify or update other disclosures presented in the Original Filing. Accordingly, except for the above-mentioned certificate, this Amendment No. 1 continues to speak as of the date of the Original Filing, and does not reflect events occurring after such date and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that have become known to us after the date of the original filing, and such forward looking statements should be read in their historical context.

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

(3) Exhibits:

*3(a)(i)	Articles of Incorporation of the Company
*3(a)(ii)	Form of Articles of Amendment and Restatement of the Company establishing the Series A Preferred Shares
**3(b)	Bylaws of the Company
*4	Specimen of certificate representing Series A Preferred Shares
*10(a)	Form of Servicing Agreement between the Company and the Bank
*10(b)	Form of Advisory Agreement between the Company and the Bank

*10(c)	Form of Bank Loan Agreement between the Company and the Bank
*10(d)	Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14	Code of Ethics for Senior Officers (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
***24	Power of attorney
31.1	Certification of Pamela C. Piarowski pursuant to Rule 13a — 14(a)
31.2	Certification of Paul R. Skubic pursuant to Rule 13a — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

**	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated August 29, 2007.

***	Incorporated by reference to Exhibit 24 filed with the Company’s Form 10-K dated March 31, 2008.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2008.

/s/  PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President

/s/  PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 15th day of May 2008.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

21.	Accumulated Other Comprehensive Loss

The following table summarizes the components of other comprehensive loss shown in stockholder’s equity, net of tax:

	Unrealized	Unrealized	Unrealized
	(Loss) gain on	Loss on Pension	Loss on	Accumulated
	Available-for-	and Postretirement	Hedge	Other
	Sale Securities	Medical Plans	Activity	Comprehensive Loss
		(In thousands)

Balance at December 31, 2007	$14,301	$(10,135)	$(31,488)	$(27,322)

Balance at December 31, 2006	$(14,253)	$(65,179)	$(18,207)	$(97,639)

Balance at December 31, 2005	$(28,100)	$(22,785)	$(19,102)	$(69,987)

22.	Foreign Activities (by Domicile of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

	Foreign	Domestic	Consolidated
		(In thousands)

2007
Total operating income	$38,631	$2,585,974	$2,622,162
Total expenses	156,493	2,300,420	2,456,913

(Loss) income before taxes	$(117,862)	$285,554	$165,249
Applicable income taxes	(46,844)	69,839	22,024

Net (loss) income	$(71,018)	$215,715	$143,225

Identifiable assets at year-end	$1,133,241	$40,347,042	$41,480,283

2006
Total operating income	$28,031	$2,265,350	$2,393,381
Total expenses	126,604	1,973,640	2,100,244

(Loss) income before taxes	$(98,573)	$391,710	$293,137
Applicable income taxes	(38,802)	123,990	85,188

Net (loss) income	$(58,825)	$266,774	$207,949

Identifiable assets at year-end	$1,221,055	$40,544,772	$41,765,827

2005
Total operating income	$19,846	$1,896,944	$1,916,790
Total expenses	78,420	1,526,652	1,605,072

(Loss) income before taxes	$(58,574)	$370,292	$311,718
Applicable income taxes	(23,280)	120,119	96,839

Net (loss) income	$(35,294)	$250,173	$214,879

Identifiable assets at year-end	$1,274,658	$35,013,633	$36,288,291

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Bank’s related party transactions for long-term notes (senior and subordinated) and certificate of deposits:

	Interest Expense		Loan Balance
	Year Ended December 31		December 31
	2007	2006	2007	2006	Rate	Reprice
	(In thousands)

Long-term notes — senior
Floating rate senior note to BMO subsidiary due June 15, 2010	$13,856	$13,558	$250,000	$250,000	12bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due June 13, 2011	41,074	23,104	746,500	746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due August 14, 2012	31,470	—	1,100,000	—	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior	$86,400	$36,662	$2,096,500	$996,500

Long-term notes — subordinate
Floating rate subordinated note to Bankcorp due December 23, 2012	$1,682	$1,652	$28,500	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013	2,025	1,876	34,000	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013	1,427	1,351	24,000	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014	371	352	6,250	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014	5,812	5,366	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016	5,837	5,466	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total long-term notes — subordinate	$17,154	$16,063	$292,750	$292,750

Total long-term notes	$103,554	$52,726	$2,389,250	$1,289,250

	Interest Expense		Certificate of Deposit Balance
	Year Ended December 31		December 31
	2007	2006	2007	2006
	(In thousands)

Certificate of deposit
Certificate of deposit to BMO subsidiary due on June 30, 2008	$28,833	$28,833	$1,000,000	$1,000,000	2.84%	Fixed
Certificate of deposit to BMO subsidiary due on March 31, 2009	18,662	18,662	427,655	427,655	4.30%	Fixed
Certificate of deposit to BMO subsidiary due on September 24, 2007	13,821	18,964	—	570,000	3.28%	Fixed
Certificate of deposit to BMO subsidiary due on March 18, 2008	27,586	25,690	500,000	500,000	8bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on September 28, 2009	54,506	14,614	1,000,000	1,000,000	6bps + 90 day LIBOR	Quarterly

Total certificates of deposit	$143,407	$106,763	$2,927,655	$3,497,655

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

25.	Restructuring Charge

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