Form 10-Q
period 2008-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2008-05-15
CIK 1046788

United States
Securities And Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Act).
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on May 15, 2008 was 1,000. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2008	2007	2007
	(unaudited)		(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$1,134	$356	$368
Securities purchased from Harris N.A. under agreement to resell	13,191	16,509	8,223
Notes receivable from Harris N.A.	4,992	5,335	5,923
Securities available-for-sale:
Mortgage-backed	438,698	369,244	399,229
U.S. Treasury	34,997	99,950	69,912
Other assets	1,906	1,529	1,663

Total assets	$494,918	$492,923	$485,318

Liabilities and Stockholders’ Equity
Accrued expenses	$95	$129	$116
Dividends payable	—	3,000	—

Total liabilities	$95	$3,129	$116

Commitments and contingencies	—	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	250,000	250,000	250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1	1
Additional paid-in capital	240,733	240,733	240,733
Earnings in excess of distributions	723	67	822
Accumulated other comprehensive income (loss) — net unrealized gains (losses) on available-for-sale securities	3,366	(1,007)	(6,354)

Total stockholders’ equity	494,823	489,794	485,202

Total liabilities and stockholders’ equity	$494,918	$492,923	$485,318

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	March 31
	2008	2007
	(in thousands, except share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$634	$859
Notes receivable from Harris N.A.	82	97
Securities available-for-sale:
Mortgage-backed	4,674	4,592
U.S. Treasury	16	70

Total interest income	5,406	5,618
Operating expenses:
Loan servicing fees paid to Harris N.A.	4	5
Advisory fees paid to Harris N.A.	39	31
General and administrative	98	80

Total operating expenses	141	116

Net income	5,265	5,502
Preferred dividends	4,609	4,609

Net income available to common stockholder	$656	$893

Basic and diluted earnings per common share	$656.00	$893.00

Net income	$5,265	$5,502
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains (losses) arising during the period	4,373	1,700
Less reclassification adjustment for realized (gains) losses included in net income	—	—

Comprehensive income	$9,638	$7,202

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Quarter Ended
	March 31
	2008	2007
	(in thousands,
	except per share data)

Balance at January 1	$489,794	$482,609
Net income	5,265	5,502
Other comprehensive income	4,373	1,700
Dividends (preferred stock $0.4609 per share)	(4,609)	(4,609)

Balance at March 31	$494,823	$485,202

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 31
	2008	2007
	(in thousands)

Operating Activities:
Net Income	$5,265	$5,502
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in other assets	(377)	4
Net decrease in accrued expenses	(34)	(4)

Net cash provided by operating activities	4,854	5,502

Investing Activities:
Repayments of notes receivable from Harris N.A.	343	589
Purchases of securities available-for-sale	(121,331)	(79,524)
Proceeds from maturities of securities available-for-sale	121,203	76,106

Net cash provided (used in) by investing activities	215	(2,829)

Financing Activities:
Cash dividends paid on common stock	(3,000)	—
Cash dividends paid on preferred stock	(4,609)	(9,220)

Net cash used in financing activities	(7,609)	(9,220)
Net decrease in cash and cash equivalents	(2,540)	(6,547)
Cash and cash equivalents at beginning of period	16,865	15,138

Cash and cash equivalents at end of period	$14,325	$8,591

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2007 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at March 31, 2008.

3.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31,				March 31,
	2008				2007
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Available-for-Sale Securities
Mortgage-backed	$435,332	$3,961	$595	$438,698	$405,583	$936	$7,290	$399,229
U.S. Treasury Bills	34,997	—	—	34,997	69,912	—	—	69,912

Total Securities	$470,329	$3,961	$595	$473,695	$475,495	$936	$7,290	$469,141

4.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15,

HARRIS PREFERRED CAPITAL CORPORATION

2008. The Company adopted FSP 157-2 upon issuance. As of March 31, 2008, no nonrecurring, nonfinancial assets and liabilities were measured at fair value for which the Company has not applied the provisions of FAS 157.

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices, Level 2 relies on internal models using observable market information as inputs, and Level 3 relies on internal models without observable market information. The Company has investments in U.S. Treasury securities and mortgage-backed securities that are classified in Level 1 and Level 2, respectively, of the fair value hierarchy. The valuation of assets that are measured at fair value on a recurring basis at March 31, 2008 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	March 31, 2008	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities	$473,695	$34,997	$438,698	$—

5.	Fair Value Option

The Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets or financial liabilities for the quarter ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in the Company’s 2007 Form 10-K and in the “Risk Factors” section included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

Results of Operations

First Quarter 2008 Compared with First Quarter 2007

The Company’s net income for the first quarter of 2008 was $5.3 million, compared to $5.5 million from the first quarter 2007. Earnings decreased primarily because of the lower interest yields on earning assets in the first quarter 2008 compared to the same period in 2007.

Interest income on securities purchased under agreement to resell for the first quarter of 2008 was $634 thousand, on an average balance of $69 million, with an annualized yield of 3.69%. During the same period in 2007, the interest income on securities purchased under agreement to resell was $859 thousand, on an average balance of $69 million, with an annualized yield of 4.96%. The decrease in income was attributable to lower yields due to the Fed Funds targeted rate adjustments made by the Board of Governors of the Federal Reserve. The Fed Funds rate at

HARRIS PREFERRED CAPITAL CORPORATION

March 31, 2008 were 2.25% compared to the Fed Funds rate at March 31, 2007 of 5.25%. First quarter 2008 interest income on the Notes totaled $82 thousand and yielded 6.4% on $5.1 million of average principal outstanding for the quarter compared to $97 thousand and a 6.4% yield on $6.1 million average principal outstanding for first quarter 2007. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. At March 31, 2008 and 2007, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $4.7 million resulting in a yield of 4.5% on an average balance of $413 million, compared to $4.7 million with a yield of 4.6% on an average balance of $406 million for the same period a year ago.

There were no Company borrowings during first quarter 2008 or 2007.

First quarter 2008 operating expenses totaled $141 thousand, an increase of $25 thousand or 22% from the first quarter of 2007. General and administrative expenses totaled $98 thousand, an increase of $18 thousand over the same period in 2007, primarily due to increases in the insurance costs, regulatory filings and processing costs. Advisory fees for the first quarter 2008 were $39 thousand compared to $31 thousand a year earlier, primarily due to increase in filing production costs. Loan servicing expenses totaled $4 thousand, a decrease of $1 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank.

On March 31, 2008, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2008 as declared on March 5, 2008. On January 4, 2008, the Company paid a cash dividend of $3 million declared on December 21, 2007 on the outstanding common shares to the stockholder of record on December 28, 2007. On March 30, 2007, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2007 as declared on March 2, 2007. On January 2, 2007, the Company paid a cash dividend of $0.46094 per share on the outstanding Preferred Shares to the stockholders of record on December 15, 2006 as declared on November 30, 2006.

The company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At March 31, 2008, net unrealized gains on available-for-sale securities were $3.4 million compared to $6.4 million of unrealized losses on March 31, 2007 and $1 million of unrealized losses at December 31, 2007. The unrealized gain positions for individual securities at March 31, 2008 and the unrealized loss position at March 31, 2007 and December 31, 2007 were attributable to changes in interest rates and not to lowered credit quality of those securities; therefore, management believes these losses are temporary.

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

HARRIS PREFERRED CAPITAL CORPORATION

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $4.9 million provided from operations during the three months ended March 31, 2008, were $121.2 million from the maturities of securities available-for-sale. In the prior period ended March 31, 2007, the primary sources of funds other than $5.5 million from operations were $76.1 million from the maturities of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2008 were $121.3 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends and $3.0 million in common stock dividends paid. For the prior year’s quarter ended March 31, 2007, the primary uses of funds were $79.5 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2007.

Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 upon issuance. As of March 31, 2008, no nonrecurring, nonfinancial assets and liabilities were measured at fair value for which the Company has not applied the provisions of FAS 157.

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices, Level 2 relies on internal models using observable market information as inputs, and Level 3 relies on internal models without observable market information. The Company has investments in U.S. Treasury securities and Federal Agency securities that are classified in Level 1 of the fair value.

The Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets or financial liabilities for the quarter ended March 31, 2008.

HARRIS PREFERRED CAPITAL CORPORATION

Other Matters

As of March 31, 2008, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	March 31	December 31	March 31
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,285,846	$1,179,134	$1,168,548
Money market assets:
Interest-bearing deposits at banks	1,041,228	949,803	894,412
Federal funds sold and securities purchased under agreement to resell	582,881	1,520,183	92,492

Total cash and cash equivalents	$2,909,955	$3,649,120	$2,155,452
Securities available-for-sale at fair value (amortized cost of $9.0 billion, $9.3 billion and $10.7 billion at March 31, 2008, December 31, 2007 and March 31, 2007, respectively)	9,044,917	9,288,595	10,724,431
Trading account assets	447,057	288,785	143,471
Loans	26,086,694	25,534,487	25,781,070
Allowance for loan losses	(373,217)	(367,525)	(325,940)

Net loans	$25,713,477	$25,166,962	$25,455,130
Loans held for sale	88,178	62,695	33,912
Premises and equipment	481,042	485,510	496,177
Bank-owned insurance	1,256,829	1,246,156	1,200,323
Goodwill and other intangible assets	539,698	544,525	556,355
Other assets	949,400	747,935	908,881

Total assets	$41,430,553	$41,480,283	$41,674,132

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$6,092,701	$6,478,464	$5,656,941
— interest-bearing	21,579,965	21,905,547	22,889,894
Deposits in foreign offices — interest-bearing	971,269	1,149,167	836,384

Total deposits	$28,643,935	$29,533,178	$29,383,219
Federal funds purchased	366,998	182,625	616,755
Securities sold under agreement to repurchase	973,853	1,613,529	3,708,062
Short-term borrowings	549,611	707,540	1,909,984
Short-term senior notes	930,000	80,000	100,000
Accrued interest, taxes and other expenses	222,828	257,415	209,107
Accrued pension and post-retirement	83,366	88,415	158,809
Other liabilities	785,915	589,989	392,117
Minority interest — preferred stock of subsidiary	250,000	250,000	250,000
Long-term notes — senior	2,096,500	2,096,500	996,500
Long-term notes — subordinated	292,750	292,750	292,750
Long-term notes — secured	2,375,000	2,000,000	—

Total liabilities	$37,570,756	$37,691,941	$38,017,303

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 15,514,761 shares at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	$155,148	$155,148	$155,148
Surplus	1,782,213	1,780,609	1,770,598
Retained earnings	1,947,171	1,879,907	1,823,057
Accumulated other comprehensive loss	(24,735)	(27,322)	(91,974)

Total stockholder’s equity	$3,859,797	$3,788,342	$3,656,829

Total liabilities and stockholder’s equity	$41,430,553	$41,480,283	$41,674,132

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31
	2008	2007
	(in thousands)

Interest Income
Loans	$371,397	$408,411
Money market assets:
Deposits at banks	5,376	5,101
Federal funds sold	7,515	4,232
Trading account assets	2,508	1,782
Securities available-for-sale:
U.S. Treasury and federal agency	77,347	113,050
State and municipal	11,662	7,767
Other	4,757	6,069

Total interest income	$480,562	$546,412

Interest Expense
Deposits	$186,907	$233,929
Short-term borrowings	22,373	77,398
Short-term senior notes	5,152	1,331
Minority interest — dividends on preferred stock of subsidiary	4,609	4,609
Long-term notes — senior	20,432	13,728
Long-term notes — subordinated	3,561	4,225
Long-term notes — secured	20,662	—

Total interest expense	$263,696	$335,220

Net Interest Income	$216,866	$211,192
Provision for loan losses	22,900	3,000

Net Interest Income after Provision for Loan Losses	$193,966	$208,192

Noninterest Income
Trust and investment management fees	$22,836	$22,792
Money market and bond trading (losses) gains	(455)	2,857
Foreign exchange	1,125	1,150
Service charges and fees	42,662	39,461
Equity securities gains	39,796	—
Securities gains (losses), net	10,837	(528)
Bank-owned insurance	12,392	12,688
Letter of credit fees	3,829	5,233
Other	14,705	18,613

Total noninterest income	$147,727	$102,266

Noninterest Expenses
Salaries and other compensation	$97,352	$91,785
Pension, profit sharing and other employee benefits	33,454	33,804
Net occupancy	25,497	21,820
Equipment	15,657	15,773
Marketing	10,818	10,066
Communication and delivery	7,212	7,194
Expert services	9,796	7,888
Contract programming	7,571	7,921
Intercompany services, net	4,849	17,566
Restructuring (reversal) charge	(141)	13,678
Visa indemnification charge (reversal)	(17,000)	—
Other	34,914	28,793
Amortization of intangibles	6,164	6,406

Total noninterest expenses	$236,143	$262,694

Income before income taxes	$105,550	$47,764
Applicable income taxes	30,287	8,111

Net Income	$75,263	$39,653

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31
	2008	2007
	(in thousands)

Net income	$75,263	$39,653
Other comprehensive income:
Cash flow hedges:
Net unrealized loss on derivative instruments, net of tax benefit $14,533 in 2008 and $2,171 in 2007	(26,988)	(3,525)
Less reclassification adjustment for losses included in net income, net of tax benefit of $1,638 in 2008 and $1,232 in 2007	3,042	2,099
Pension and postretirement medical benefit plans:
Net gain and net prior service cost, net of tax expense of $512 in 2008 and $0 in 2007	949	—
Available-for-sale securities:
Unrealized holding gains arising during the period, net of tax expense of $17,569 in 2008 and $3,577 in 2007	32,628	6,769
Less reclassification adjustment for realized (gains) losses included in net income, net of tax (expense) benefit of ($3,793) in 2008 and $206 in 2007	(7,044)	322

Other comprehensive income	$2,587	$5,665

Comprehensive income	$77,850	$45,318

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2008	2007
	(in thousands)

Balance at January 1	$3,788,342	$3,346,413
Net income	75,263	39,653
Contributions to capital surplus	366	277,261
Issuance of common stock	—	12,114
Stock option exercise	519	356
Tax benefit from stock option exercise	720	1,445
Dividends — ($0.52 in 2008 and $1.81 in 2007 per common share)	(8,000)	(28,000)
Adjustment to initially apply FIN 48	—	1,922
Other comprehensive income	2,587	5,665

Balance at March 31	$3,859,797	$3,656,829

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2008	2007
	(in thousands)

Operating Activities:
Net Income	$75,263	$39,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	22,900	3,000
Depreciation and amortization, including intangibles	18,667	7,079
Deferred tax (benefit) expense	(9,104)	12,843
Tax benefit from stock options exercise	720	1,445
Net securities (gains) losses	(10,837)	528
Equity securities gains, net	(39,796)	—
Increase in bank-owned insurance	(10,673)	(10,923)
Trading account net cash purchases	(262,405)	(475,616)
Decrease in accrued interest receivable	24,758	15,641
(Decrease) increase in accrued interest payable	(21,733)	11,072
Decrease in other accrued expenses	(49,695)	(10,272)
Origination of loans held for sale	(118,484)	(77,206)
Proceeds from sale of loans held for sale	94,293	78,735
Net gains on loans held for sale	(1,292)	(990)
Net losses on sale of premises and equipment	17	—
Recoveries on charged-off loans	14,660	5,488
Net decrease in settlement clearing account	(78)	(50,523)
Net change in pension and post retirement benefits	(3,588)	(12,044)
Net decrease (increase) in marked to market hedging derivatives	46,961	(13,728)
Visa indemnification (note 5)	17,000	—
Other, net	23,202	(16,996)

Net cash used in operating activities	$(189,244)	$(492,814)

Investing Activities:
Proceeds from sales of securities available-for-sale	$837,912	$591,191
Proceeds from maturities of securities available-for-sale	5,027,463	5,681,985
Purchases of securities available-for-sale	(5,567,444)	(5,969,908)
Net (increase) decrease in loans	(584,046)	472,464
Purchases of premises and equipment	(19,404)	(13,026)
Sales of premises and equipment	7,296	—
Proceeds from Visa redemption	37,800	—
Acquisition, net of cash acquired	—	(222,852)

Net cash (used in) provided by investing activities	$(260,423)	$539,854

Financing Activities:
Net decrease in deposits	$(889,243)	$(1,688,997)
Net (decrease) increase in Federal funds purchase and securities sold under agreement to repurchase	(455,303)	157,450
Net (decrease) increase in other short-term borrowings	(157,929)	648,305
Proceeds from issuance short-term notes — senior	850,000	—
Proceeds from issuance long-term notes — secured	375,000	—
Net proceeds from stock options exercise	519	88
Excess tax (expense) benefit from stock options exercise	(299)	356
Capital contributions for acquisitions	366	289,375
Cash dividends paid on common stock	(8,000)	—
Cash dividends paid on preferred stock	(4,609)	—

Net cash used in financing activities	$(289,498)	$(593,423)

Net decrease in cash and cash equivalents	(739,165)	(546,383)
Cash and cash equivalents at January 1	3,649,120	2,701,835

Cash and cash equivalents at March 31	$2,909,955	$2,155,452

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On May 12, 2007 Bankcorp consolidated one of its bank subsidiaries, First National Bank and Trust (“FNBT”), with and into the Bank. This transaction was recorded at its carrying value and prior year financial statements have been restated to include operations from the time FNBT was initially acquired by Bankcorp. Bankcorp acquired FNBT on January 4, 2007.

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the three months ended March 31 totaled $285.4 million and $335.2 million in 2008 and 2007, respectively. Cash income tax payments over the same periods totaled $26.8 million and $6.3 million, respectively.

In 2007, the Bank changed the composition of cash and cash equivalents, previously defined as cash and due from banks to include interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. The change in policy is a change in accounting principle and was retrospectively applied to the 2007 consolidated statements of cash flow.

4.	Restructuring Charge

During the first quarter of 2007, the Bank recorded a restructuring charge of $13.7 million, which is part of a $15.4 million restructuring charge for Harris Bankcorp, Inc., in the Consolidated Statements of Income. The objectives of the restructuring were to enhance customer service by directing spending and resources on front-line sales and service improvements, creating more effective processes and systems across the Bank and continuing accelerating the pace of the Bank’s growth.

The charge related to the elimination of approximately 200 positions in primarily non-customer-facing areas of the Bank across all support functions and business groups. Of the charge, $11.5 million related to severance related costs and $2.2 million was associated with premises related charges.

HARRIS N.A. AND SUBSIDIARIES

Premises related charges include lease cancellation payments for those locations where we have legally extinguished our lease obligations as well as the carrying value of abandoned assets in excess of their fair market value.

In October 2007, the Bank recorded an additional restructuring charge of $6.3 million in the Consolidated Statements of Income. The additional charge relates to 40 positions across all support functions and business groups and is all severance related.

At March 31, 2008, $6.1 million remained in other liabilities compared to $7.1 million as of December 31, 2007 and $11.2 million as of March 31, 2007 on the Consolidated Statements of Condition related to amounts to be paid in future periods. During the three months ended March 31, 2008 a reversal of $141,000 was recorded relating to the restructuring liability.

5.	Visa Indemnification Charge

Harris N.A. was a member of Visa U.S.A. Inc. (Visa U.S.A.) and in 2007 received shares of restricted stock in Visa, Inc. (Visa) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering by Visa. Harris N.A. and other Visa U.S.A. member banks were obligated to share in potential losses resulting from certain indemnified litigation involving Visa that has been settled.

A member bank such as Harris N.A. was also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007), for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value in accordance FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Harris N.A. is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. While the estimation of any potential losses was highly judgmental, as of December 31, 2007, Harris N.A. recorded a liability and corresponding charge for the remaining litigation.

The total Visa indemnification charges recognized in 2007 by Harris N.A. amounted to $34.0 million (pretax). The initial public offering (IPO) occurred on March 25, 2008 followed by a mandatory partial redemption of Harris’ restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account.

During the first quarter of 2008, the Bank received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statements of Income since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. The Bank’s share of the U.S. litigation escrow account funding was $17.0 million which was recognized as a reversal to the Bank’s 2007 litigation reserve and as a decrease to other non-interest expenses. As of March 31, 2008 the recorded litigation reserve included in the Consolidated Statements of Condition was $17.0 million.

6.	Fair Value Measurements

The Bank adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Bank’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Bank adopted FSP 157-2 upon issuance and, as a result, as of March 31, 2008, the Bank delayed adopting the provisions of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring

HARRIS N.A. AND SUBSIDIARIES

basis, including goodwill and other intangible assets. Disclosure of fair value measurements will be included in the footnotes to the Bank’s December 31, 2008 consolidated financial statements.

7.	Fair Value Option

The Bank adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. The Bank did not elect the fair value option for any financial assets or financial liabilities for the quarter ended March 31, 2008.

8.	Accounting for Endorsement Split-Dollar Life Insurance Arrangements

The FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in September 2006. It requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide employee benefits in postretirement periods. The EITF is effective for fiscal years beginning after December 15, 2007. The Bank has endorsement split-dollar life insurance arrangements for certain employees and has adopted this Statement in the first quarter of 2008. There was no material impact in the Consolidated Statements of Income and in the Consolidated Statements of Condition retained earnings.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

First Quarter 2008 Compared with First Quarter 2007

Summary

The Bank’s first quarter 2008 net income was $75.3 million, an increase of $35.6 million or 89.8 percent from $39.7 million in the first quarter of 2007.

First quarter 2008 net interest income was $216.9 million, up $5.7 million or 2.7 percent from $211.2 million in the first quarter of 2007. Net interest margin increased to 2.47 percent in the first quarter of 2008 from 2.36 percent in the first quarter of 2007, primarily reflecting a lower cost of interest-bearing liabilities specifically in borrowings due to interest rate cuts in the market. Net interest margin increase is partially offset by a 0.6 percent decrease in average earning assets which fell to $37.0 billion in 2008 from $37.9 billion in 2007, due in part to a decrease of $1.5 billion in securities available for sale offset by an increase in federal funds sold of $533.4 million.

First quarter 2008 provision for loan losses was $22.9 million compared to $3.0 million in the first quarter of 2007. Net charge-offs increased to $17.2 million from $8.5 million in the prior year, reflecting higher write-offs primarily in the real estate loan portfolio. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan losses.

First quarter 2008 non-interest income was $147.7 million, an increase of $45.5 million from $102.2 million or 44.5 percent from the first quarter of 2007. This was primarily attributable to a $39.8 million increase in equity securities gains due largely to our participation in the Visa initial public offering (note 5), an $11.4 increase in net securities gains and an increase in service charges and fees of $3.2 million. The increases were partially offset by declines in money market and bond trading revenues of $3.3 million, inter-company services fees of $4.2 million and letters of credit income of $1.4 million.

First quarter 2008 non-interest expenses were $236.1 million, a decrease of $26.6 million or 10.1 percent from $262.7 million in the first quarter of 2007, driven by the $13.7 million first quarter 2007 restructuring charge (note 4) and the $17.0 million first quarter 2008 share of the Visa litigation escrow account funding (note 5). Excluding these two items expenses increased $4.1 million or 1.7 percent from the first quarter of 2007. The increase was attributable to a $5.6 million increase in salaries and other compensation, a $3.7 million increase in net occupancy primarily due to building maintenance (including increases in snow removal expenses), a $2.5 million increase in outside information processing included in other non-interest expenses and a $1.9 million increase in expert service expenses. These increases were partially offset by the decline in inter-company service costs of $12.7 million. Income tax expense increased $22.2 million from the first quarter of 2007, reflecting higher pretax income.

Nonperforming assets at March 31, 2008 were $435.4 million or 1.67 percent of total loans, up from $304.3 million or 1.19 percent at December 31, 2007 and $204.0 million or 0.79 percent from the first quarter of 2007. At March 31, 2008, the allowance for loan losses was $373.2 million, equal to 1.43 percent of loans outstanding, compared to $325.9 million or 1.26 percent of loans outstanding at the end of first quarter 2007. As a result, the ratio of the allowance for loan losses to nonperforming assets decreased from 159.7 percent at March 31, 2007 to 85.7 percent at March 31, 2008.

At March 31, 2008 consolidated stockholder’s equity of the Bank amounted to $3.86 billion, up slightly from $3.79 billion at December 31, 2007. No common stock was issued during the first quarter 2008, and $12.1 million of common stock was issued during the first quarter of 2007 in conjunction with the FNBT transaction (note 1). Return on equity was 5.78 percent in the current quarter, compared to 4.68 percent in last year’s first quarter. Return on assets was 0.54 percent compared to 0.39 percent a year ago. The Bank declared and paid $8.0 million in dividends on common stock in the first quarter of 2008 compared to $28.0 million declared in the first quarter of 2007 and paid in the second quarter of 2007.

At March 31, 2008, Tier 1 capital of the Bank amounted to $3.64 billion, up from $3.44 billion one year earlier. The Bank’s March 31, 2008 Tier 1 and total risk-based capital ratios were 10.75 percent and 12.71 percent compared to respective ratios of 9.82 percent and 11.59 percent at March 31, 2007. The regulatory leverage capital ratio was 8.99 percent for the first quarter of 2008 compared to 8.40 percent in the same quarter of 2007. The Bank’s capital ratios exceed the prescribed regulatory minimum for banks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 8.

The following table stratifies the Company’s available-for-sale securities by maturity date:

	Apr. 1, 2008 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	March 31, 2008

Available-for-sale securities
Mortgage-Backed
Book Value	$4,635	62,548	22,345	26,412	—	319,392	$435,332	$438,698
Average Yield	4.00%	4.14%	4.13%	4.00%	—	4.85%	4.32%

U.S. Treasury Bills
Book Value	$34,997						$34,997	$34,997
Average Yield	4.68%						4.68%

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2008. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

(b) Changed in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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