Form 10-Q/A
period 2008-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2008-05-22
CIK 1046788

United States
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

HARRIS PREFERRED CAPITAL CORPORATION

Explanatory Note

This Amendment No. 1 on Form 10-Q/A is being filed to revise Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 that was filed by Harris Preferred Capital Corporation (the “Company”) on May 15, 2008 (the “Report”) to correct our discussion regarding the techniques used to measure fair value of certain U.S. Treasury and Federal Agency securities investments within the “Accounting Pronouncements” section of this item. The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices, Level 2 relies on internal models using observable market information as inputs, and Level 3 relies on internal models without observable market information. In the second full paragraph of the “Accounting Pronouncements” section, the amendment corrects a typographical error in the Report to accurately reflect that the Company has investments in U.S. Treasury securities and mortgage-backed securities that are classified in Level 1 and Level 2, respectively, of the fair value hierarchy. This revision now conforms to the disclosure included in Footnote 4 to the March 31, 2008 Financial Statements. Exhibits 31.1, 31.2 and 32.1 hereto have been provided with respect to and in light of the disclosure being amended.

Except for the revision above, no other information included in the Report is being amended. This amendment does not reflect events occurring after May 15, 2008, the filing date of the Report, or modify or update those disclosures affected by subsequent events. Among other things, forward-looking statement made in the Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Report, and such forward-looking statements should be read in their historical context. Accordingly, this amendment should be read in conjunction with the Report and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Report.

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

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices, Level 2 relies on internal models using observable market information as inputs, and Level 3 relies on internal models without observable market information. The Company has investments in U.S. Treasury securities and mortgaged-backed securities that are classified in Level 1 and Level 2, respectively, of the fair value hierarchy.

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

31.1 Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2 Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of May 2008.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer