Form 10-Q
period 2008-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2008-08-14
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on August 14, 2008 was 1,000. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2008	2007	2007
	(unaudited)		(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$640	$356	$5,199
Securities purchased from Harris N.A. under agreement to resell	11,710	16,509	9,665
Notes receivable from Harris N.A.	4,755	5,335	5,651
Securities available-for-sale:
Mortgage-backed	469,357	369,244	394,404
U.S. Treasury	—	99,950	69,934
Other assets	2,063	1,529	1,666

Total assets	$488,525	$492,923	$486,519

Liabilities and Stockholders’ Equity
Accrued expenses	$58	$129	$61
Dividends payable	—	3,000	4,609

Total liabilities	$58	$3,129	$4,670

Commitments and contingencies	$—	$—	$—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1	1
Additional paid-in capital	240,733	240,733	240,733
Earnings in excess of distributions	1,352	67	1,825
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities	(3,619)	(1,007)	(10,710)

Total stockholders’ equity	488,467	489,794	481,849

Total liabilities and stockholders’ equity	$488,525	$492,923	$486,519

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
	(in thousands, except share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$174	$998	$808	$1,858
Notes receivable from Harris N.A.	78	92	160	189
Securities available-for-sale:
Mortgage-backed	5,114	4,531	9,788	9,122
U.S. Treasury	1	78	16	148

Total interest income	5,367	5,699	10,772	11,317
Operating expenses:
Loan servicing fees paid to Harris N.A.	4	5	8	9
Advisory fees paid to Harris N.A.	62	36	102	67
General and administrative	63	46	159	127

Total operating expenses	129	87	269	203

Net income	5,238	5,612	10,503	11,114
Preferred dividends	4,609	4,609	9,218	9,218

Net income available to common stockholder	$629	$1,003	$1,285	$1,896

Basic and diluted earnings per common share	$629.00	$1,003.00	$1,285.00	$1,896.00

Net income	$5,238	$5,612	$10,503	$11,114
Other comprehensive income — net unrealzied loss:
On available-for-sale securities
Net unrealized holding losses arising during the period	(6,985)	(4,356)	(2,612)	(2,656)
Less reclassification adjustment for realized (gains) losses included in net income	—	—	—	—

Comprehensive (loss) income	$(1,747)	$1,256	$7,891	$8,458

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
	(in thousands,
	except per share data)

Balance at January 1	$489,794	$482,609
Net income	10,503	11,114
Other comprehensive income	(2,612)	(2,656)
Dividends (preferred stock $0.4609 per share)	(9,218)	(9,218)

Balance at June 30	$488,467	$481,849

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2008	2007
	(in thousands)

Operating Activities:
Net Income	$10,503	$11,114
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in other assets	(534)	1
Net decrease in accrued expenses	(71)	(61)

Net cash provided by operating activities	9,898	11,054

Investing Activities:
Repayments of notes receivable from Harris N.A.	580	861
Purchases of securities available-for-sale	(191,612)	(168,861)
Proceeds from maturities of securities available-for-sale	188,837	165,890

Net cash used in by investing activities	(2,195)	(2,110)

Financing Activities:
Cash dividends paid on common stock	(3,000)	—
Cash dividends paid on preferred stock	(9,218)	(9,218)

Net cash used in financing activities	(12,218)	(9,218)
Net decrease in cash and cash equivalents	(4,515)	(274)
Cash and cash equivalents at beginning of period	16,865	15,138

Cash and cash equivalents at end of period	$12,350	$14,864

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at June 30, 2008.

3.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30,				June 30,
	2008				2007
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Mortgage-backed	$472,976	$1,494	$5,113	$469,357	$405,117	$—	$10,713	$394,404
U.S. Treasury Bills	—	—	—	—	69,930	4	—	69,934

Total Securities	$472,976	$1,494	$5,113	$469,357	$475,047	$4	$10,713	$464,338

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At June 30, 2008, net unrealized losses on available-for-sale securities were $3.6 million compared to $10.7 million of unrealized losses on June 30, 2007 and $1 million of unrealized losses at December 31, 2007. The unrealized loss positions for individual securities at June 30, 2008, June 30, 2007 and December 31, 2007 were attributable to changes in interest rates and not to lowered credit quality of those securities; therefore, management believes these losses are temporary.

HARRIS PREFERRED CAPITAL CORPORATION

4.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 upon issuance. As of June 30, 2008, no nonrecurring, nonfinancial assets and liabilities were measured at fair value for which the Company has not applied the provisions of FAS 157.

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices. Level 2 relies on internal models using observable market information as inputs, and Level 3 relies on internal models without observable market information. The Company has investments in mortgage-backed securities that are classified in Level 2 of the fair value hierarchy. The valuation of assets that are measured at fair value on a recurring basis at June 30, 2008 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	June 30, 2008	Level 1	Level 2	Level 3
			(in thousands)

Available-for-sale securities	$469,357	$—	$469,357	$—

5.	Fair Value Option

The Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets or financial liabilities for the quarter ended June 30, 2008.

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

HARRIS PREFERRED CAPITAL CORPORATION

Results of Operations

Second Quarter 2008 Compared with Second Quarter 2007

The Company’s net income for the second quarter of 2008 was $5.2 million, compared to $5.6 million from the second quarter 2007. Earnings decreased primarily because of the lower interest yields on earning assets in the second quarter 2008 compared to the same period in 2007.

Interest income on securities purchased under agreement to resell for the second quarter of 2008 was $174 thousand, on an average balance of $38 million, with an annualized yield of 1.8%. During the same period in 2007, the interest income on securities purchased under agreement to resell was $998 thousand, on an average balance of $84 million, with an annualized yield of 4.8%. The decrease in income was attributable to lower yields due to targeted Fed Funds rate reductions by the Federal Reserve and lower average balances as available funds were used to purchase mortgage-backed securities. The Fed Funds rate at June 30, 2008 was 2.0% compared to the Fed Funds rate at June 30, 2007 of 5.25%. Second quarter 2008 interest income on the Notes totaled $78 thousand and yielded 6.4% on $4.9 million of average principal outstanding for the quarter compared to $92 thousand and a 6.4% yield on $5.8 million average principal outstanding for second quarter 2007. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. At June 30, 2008 and 2007, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $5.1 million resulting in a yield of 4.5% on an average balance of $456 million, compared to $4.6 million with a yield of 4.6% on an average balance of $399 million for the same period a year ago.

There were no Company borrowings during second quarter 2008 or 2007.

Second quarter 2008 operating expenses totaled $129 thousand, an increase of $42 thousand or 48% from the second quarter of 2007. General and administrative expenses totaled $63 thousand, an increase of $17 thousand over the same period in 2007, primarily due to increases in insurance expense, costs for regulatory filings and processing costs. Advisory fees for the second quarter 2008 were $62 thousand compared to $36 thousand a year earlier, increased primarily due to additional filing production costs. Loan servicing expenses totaled $4 thousand, a decrease of $1 thousand from a year ago. This decrease is attributable to the reduction in the principal balance of the Notes, thereby reducing servicing fees payable to the Bank.

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At June 30, 2008, net unrealized losses on available-for-sale securities were $3.6 million compared to $10.7 million of unrealized losses on June 30, 2007 and $1 million of unrealized losses at December 31, 2007. The unrealized loss positions for individual securities at June 30, 2008, June 30, 2007 and December 31, 2007 were attributable to changes in interest rates and not to lowered credit quality of those securities; therefore, management believes these losses are temporary.

In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management is whether the Company will be able to collect all amounts due according to the contractual terms of the investment. Such a determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: whether the fair value is significantly below cost and the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated. In addition, it may be necessary for the Company to demonstrate its ability and intent to hold a debt security to maturity or until market value exceeds cost.

HARRIS PREFERRED CAPITAL CORPORATION

Six Months Ended June 30, 2008 compared with June 30, 2007

The Company’s net income for the six months ended June 30, 2008 was $10.5 million. This represented a $0.6 million or 6% decrease from earnings for the first six months ended June 30, 2007. Earnings decreased primarily because of lower interest yields on earning assets in 2008 compared to 2007.

Interest income on securities purchased under agreement to resell for the six months ended June 30, 2008 was $808 thousand, on an average balance of $53 million, with a yield of 3.0%. During the same period in 2007, the interest income on securities purchased under agreement to resell was $1.9 million on an average balance of $76 million, with a yield of 4.9%. Interest income on the Notes for the six months ended June 30, 2008 totaled $160 thousand, yielding 6.4% on $5.0 million of average principal outstanding compared to $189 thousand of income yielding 6.4% on $5.9 million of average principal outstanding for the same period in 2007. The decrease in income was attributable to a reduction in the Note balance because of customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the six months ended June 30, 2008 was $9.8 million resulting in a yield of 4.5% on an average balance of $435 million, compared to $9.3 million resulting in a yield of 4.6% on an average balance of $403 million for the same period a year ago. The increase in interest income from available-for-sale securities is primarily attributable to growth in the portfolio of mortgage-backed securities. There were no Company borrowings during either period.

Operating expense for the six months ended June 30, 2008 totaled $269 thousand, an increase of $66 thousand from the same period a year ago. Advisory fees for the six months ended June 30, 2008 were $102 thousand compared to $67 thousand for the same period a year ago primarily due to increased internal processing costs. General and administrative expenses totaled $159 thousand, an increase of $32 thousand or 25% from the same period in 2007 as a result of increased costs for printing and processing. Loan servicing expenses for the six months ended June 30, 2008 totaled $8 thousand, a decrease of $1 thousand or 11% from 2007. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances.

On June 30, 2008, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2008 as declared on May 29, 2008. On July 2, 2007, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2007 as declared on May 31, 2007.

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

HARRIS PREFERRED CAPITAL CORPORATION

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $9.9 million provided from operations during the six months ended June 30, 2008, were $188.8 million from the maturities of securities available-for-sale. In the prior period ended June 30, 2007, the primary sources of funds other than $11.1 million from operations were $165.9 million from the maturities of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2008 were $191.6 million for purchases of securities available-for-sale, $9.2 million in preferred stock dividends and $3.0 million in common stock dividends paid. In the prior period ended June 30, 2007, the primary uses of funds were $168.9 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2007.

Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 upon issuance. As of June 30, 2008, no nonrecurring, nonfinancial assets and liabilities were measured at fair value for which the Company has not applied the provisions of FAS 157.

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices, Level 2 relies on internal models using observable market information as inputs, and Level 3 relies on internal models without observable market information. The Company has held investments in Federal Agency securities during the six months ended June 30, 2008 that are classified in Level 2 of the fair value hierarchy.

The Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets or financial liabilities for the quarter ended June 30, 2008.

Other Matters

As of June 30, 2008, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	June 30	December 31	June 30
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,341,470	$1,179,134	$1,167,388
Money market assets:
Interest-bearing deposits at banks	854,610	949,803	852,677
Federal funds sold and securities purchased under agreement to resell	579,605	1,520,183	1,602,616

Total cash and cash equivalents	$2,775,685	$3,649,120	$3,622,681
Securities available-for-sale at fair value (amortized cost of $8.7 billion, $9.3 billion and $10.4 billion at June 30, 2008, December 31, 2007 and June 30, 2007, respectively)	8,691,846	9,288,595	10,343,762
Trading account assets	872,568	288,785	290,859
Loans	26,542,990	25,534,487	25,966,154
Allowance for loan losses	(439,273)	(367,525)	(313,452)

Net loans	$26,103,717	$25,166,962	$25,652,702
Loans held for sale	48,226	62,695	52,938
Premises and equipment	478,212	485,510	489,115
Bank-owned insurance	1,264,829	1,246,156	1,225,098
Goodwill and other intangible assets	533,567	544,525	554,969
Other assets	823,604	747,935	989,397

Total assets	$41,592,254	$41,480,283	$43,221,521

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$6,478,283	$6,478,464	$6,430,170
— interest-bearing	20,599,437	21,905,547	24,295,501
Deposits in foreign offices — interest-bearing	751,795	1,149,167	771,685

Total deposits	$27,829,515	$29,533,178	$31,497,356
Federal funds purchased	816,275	182,625	122,800
Securities sold under agreement to repurchase	1,754,410	1,613,529	3,182,283
Short-term borrowings	778,324	707,540	858,658
Short-term senior notes	930,000	80,000	430,000
Accrued interest, taxes and other expenses	188,243	257,415	222,093
Accrued pension and post-retirement	54,484	88,415	164,239
Other liabilities	389,044	589,989	440,804
Minority interest — preferred stock of subsidiary	250,000	250,000	250,000
Long-term notes — senior	2,096,500	2,096,500	2,096,500
Long-term notes — subordinated	292,750	292,750	292,750
Long-term notes — secured	2,375,000	2,000,000	—

Total liabilities	$37,754,545	$37,691,941	$39,557,483

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 15,514,761 shares at June 30, 2008, December 31, 2007 and June 30, 2007, respectively	$155,148	$155,148	$155,148
Surplus	1,782,618	1,780,609	1,786,229
Retained earnings	1,924,189	1,879,907	1,848,660
Accumulated other comprehensive loss	(24,246)	(27,322)	(125,999)

Total stockholder’s equity	$3,837,709	$3,788,342	$3,664,038

Total liabilities and stockholder’s equity	$41,592,254	$41,480,283	$43,221,521

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Interest Income
Loans	$345,276	$411,202	$716,673	$819,613
Money market assets:
Deposits at banks	4,132	4,990	9,508	10,091
Federal funds sold and securities purchased under agreement to resell	3,579	5,695	11,094	9,927
Trading accounts assets	4,560	2,716	7,068	4,498
Securities available-for-sale:
U.S. Treasury and federal agency	60,236	115,516	137,583	228,567
State and municipal	11,840	8,724	23,502	16,491
Other	6,305	6,544	11,062	12,613

Total interest income	$435,928	$555,387	$916,490	$1,101,800

Interest Expense
Deposits	$128,135	$241,336	$315,042	$475,266
Short-term borrowings	14,967	68,920	37,340	146,318
Short-term notes — senior	7,031	10,990	12,183	12,320
Minority interest — dividends on preferred stock of subsidiary	4,609	4,609	9,219	9,219
Long-term notes — senior	16,268	14,300	36,699	28,028
Long-term notes — subordinated	2,449	4,266	6,010	8,491
Long-term notes — secured	16,062	—	36,724	—

Total interest expense	$189,521	$344,421	$453,217	$679,642

Net Interest Income	$246,407	$210,966	$463,273	$422,158
Provision for loan losses	128,823	10,800	151,723	13,800

Net Interest Income after Provision for Loan Losses	$117,584	$200,166	$311,550	$408,358

Noninterest Income
Trust and investment management fees	$22,517	$23,194	$45,353	$45,986
Money market and bond trading gains	502	4,230	46	7,086
Foreign exchange	1,275	925	2,400	2,075
Service charges and fees	45,716	42,315	88,378	81,776
Equity securities (losses) gains	(1,424)	—	38,372	—
Securities gains (losses), net	91	(5,297)	10,928	(5,825)
Bank-owned insurance	14,047	12,098	26,439	24,786
Letter of credit fees	3,916	4,549	7,746	9,782
Other	17,565	13,867	32,270	28,285

Total noninterest income	$104,205	$95,881	$251,932	$193,951

Noninterest Expenses
Salaries and other compensation	$100,232	$88,628	$197,584	$180,413
Pension, profit sharing and other employee benefits	19,854	26,319	53,307	60,123
Net occupancy	21,980	21,416	47,477	43,236
Equipment	15,858	16,532	31,515	32,305
Marketing	10,128	7,958	20,946	18,025
Communication and delivery	7,705	6,653	14,917	13,848
Expert services	9,097	6,498	18,893	14,386
Contract programming	7,966	7,826	15,537	15,747
Intercompany services, net	6,978	9,816	11,827	23,187
Restructuring (reversal) charge	—	(303)	(141)	13,376
Visa indemnification charge (reversal)	—	—	(17,000)	—
Other	36,761	29,174	71,675	57,963
Amortization of intangibles	6,131	6,378	12,295	12,784

Total noninterest expenses	$242,690	$226,895	$478,832	$485,393

(Loss) income before income taxes	$(20,901)	$69,152	$84,650	$116,916
Applicable income taxes (benefit)	(18,233)	16,244	12,055	24,355

Net (loss) income	$(2,668)	$52,908	$72,595	$92,561

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Net (loss) income	$(2,668)	$52,908	$72,595	$92,561
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments, net of tax expense for the quarter of $17,381 in 2008 and $1,959 in 2007 and net of tax expense (benefit) for the year-to-date period of $2,848 in 2008 and ($146) in 2007	32,279	3,321	5,291	(271)
Less reclassificaiton adjustment for realized loss included in net income, net of tax benefit for the quarter of ($1,241) in 2008 and ($1,018) in 2007 and net of tax benefit for the year-to-date period of ($2,879) in 2008 and ($2,184) in 2007	2,304	1,890	5,346	4,055
Pension and postretirement medical benefit plans:
Net gain and net prior service cost included in net income, net of tax expense for the quarter of $0 in 2008 and 2007 and net of tax expense for the year-to-date period of $512 in 2008 and $0 in 2007	—	—	949	—
Less reclassification adjustment for amortization included in net income, net of tax expense for the quarter of $215 in 2008 and $1,432 in 2007 and net of tax expense for the year-to-date period of $215 in 2008 and $1,432 in 2007	399	2,660	399	2,660
Unrealized loss on available-for-sale securities:
Unrealized holding loss arising during the period, net of tax benefit for the quarter of ($18,541) in 2008 and ($24,298) in 2007 and net of tax benefit for the year-to-date period of ($972) in 2008 and ($20,700) in 2007	(34,434)	(45,337)	(1,806)	(38,590)
Less reclassification adjustment for realized (gain) loss included in net income, net of tax expense (benefit) for the quarter of $32 in 2008 and ($1,854) in 2007 and net of tax expense (benefit) for the year-to-date period of $3,825 in 2008 and ($2,039) in 2007	(59)	3,443	(7,103)	3,786

Other comprehensive income (loss)	$489	$(34,023)	$3,076	$(28,360)

Comprehensive (loss) income	$(2,179)	$18,885	$75,671	$64,201

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2008	2007
	(in thousands)

Balance at January 1	$3,788,342	$3,346,413
Net income	72,595	92,561
Contributions to capital surplus	366	280,520
Issuance of common stock	—	12,114
Stock option exercise	923	609
Tax benefit from stock option exercise	720	2,996
Dividends — ($1.80 in 2008 and $2.77 in 2007 per common share)	(28,000)	(43,000)
Adjustment to initially apply FIN 48	—	185
Adjustment to initially apply EITF 06-4	(313)	—
Other comprehensive income (loss)	3,076	(28,360)

Balance at June 30	$3,837,709	$3,664,038

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(in thousands)

Operating Activities:
Net Income	$72,595	$92,561
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	151,723	13,800
Depreciation and amortization, including intangibles	41,391	17,611
Deferred tax (benefit) expense	(25,674)	5,303
Tax benefit from stock options exercise	720	2,996
Net securities (gains) losses	(10,928)	5,825
Equity securities gains, net	(38,372)	—
Increase in bank-owned insurance	(18,673)	(23,055)
Trading account net cash purchases	(785,633)	(620,153)
Net decrease in accrued interest receivable	34,264	18,181
Net (increase) decrease in prepaid expenses	(14,411)	256
Net (increase) decrease in account receivables in Muni Sales	(14,686)	562
Net (decrease) increase in accrued interest payable	(40,853)	20,007
Net (decrease) increase in other accrued expenses	(12,460)	1,966
Origination of loans held for sale	(225,125)	(168,937)
Proceeds from sale of loans held for sale	268,106	152,314
Net gains on loans held for sale	(3,029)	(1,864)
Net losses on sale of premises and equipment	406	—
Recoveries on charged-off loans	25,907	13,496
Net change in pension and post retirement benefits	(32,286)	(5,386)
Net (decrease) increase in foreign exchange contracts	(35,466)	8,262
Net increase in marked to market hedging derivatives	(12,009)	(24,892)
Visa indemnification (note 5)	17,000	—
Other, net	(41,574)	(63,076)

Net cash used in operating activities	$(699,067)	$(554,223)

Investing Activities:
Proceeds from sales of securities available-for-sale	$1,174,777	$5,625,624
Proceeds from maturities of securities available-for-sale	6,757,042	11,911,041
Purchases of securities available-for-sale	(7,333,741)	(16,903,064)
Net (increase) decrease in loans	(1,114,385)	255,750
Purchases of premises and equipment	(35,482)	(22,264)
Sales of premises and equipment	9,171	—
Proceeds from Visa redemption	37,800	—
Acquisition, net of cash acquired	—	(222,852)

Net cash (used in) provided by investing activities	$(504,818)	$644,235

Financing Activities:
Net (decrease) increase in deposits	$(1,703,663)	$425,140
Net increase (decrease) in Federal funds purchase and securities sold under agreement to repurchase	774,531	(862,284)
Net increase (decrease) in other short-term borrowings	70,784	(403,021)
Net increase (decrease) in short-term notes — senior	850,000	(1,000,000)
Proceeds from issuance long-term notes — secured	375,000	2,430,000
Net proceeds from stock options exercise	923	609
Excess tax expense from stock options exercise	(272)	(25)
Capital contributions for acquisitions	366	292,634
Cash dividends paid on common stock	(28,000)	(43,000)
Cash dividends paid on preferred stock	(9,219)	(9,219)

Net cash provided by financing activities	$330,450	$830,834

Net (decrease) increase in cash and cash equivalents	$(873,435)	$920,846
Cash and cash equivalents at January 1	3,649,120	2,701,835

Cash and cash equivalents at June 30	$2,775,685	$3,622,681

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harris N.A. (the “Bank”) is a wholly-owned subsidiary of Harris Bankcorp, Inc. (“Bankcorp”), a wholly-owned subsidiary of Harris Financial Corp., a wholly-owned U.S. subsidiary of Bank of Montreal. The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year’s financial statements to the current year’s presentation.

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the six months ended June 30 totaled $494.1 million and $659.6 million in 2008 and 2007, respectively. Cash income tax payments over the same periods totaled $83.0 million and $35.5 million, respectively.

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

The Bank recorded a restructuring charge of $13.4 million for the period ended June 30, 2007, which was part of a $15.1 million restructuring charge for Harris Bankcorp, Inc., in the Consolidated Statements of Income. The objectives of the restructuring were to enhance customer service by directing spending and resources on front-line sales and service improvements, creating more effective processes and systems across the Bank and continuing accelerating the pace of the Bank’s growth.

The charge related to the elimination of approximately 200 positions in primarily non-customer-facing areas of the Bank across all support functions and business groups. Of the charge, $10.7 million related to severance related costs and $2.7 million was associated with premises related charges.

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

During the six months ended June 30, 2008 a reversal of $141,000 was recorded relating to the restructuring liability.

At June 30, 2008, $4.9 million remained in other liabilities compared to $7.1 million as of December 31, 2007 and $5.8 million as of June 30, 2007 on the Consolidated Statements of Condition related to amounts to be paid in future periods.

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

During the first quarter of 2008, the Bank received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statements of Income since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. The Bank’s share of the U.S. litigation escrow account funding was $17.0 million which was recognized as a reversal to the Bank’s 2007 litigation reserve and as a decrease to other non-interest expenses. As of June 30, 2008 the recorded litigation reserve included in the Consolidated Statements of Condition was $17.0 million.

6.	Fair Value Measurements

The Bank adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Bank’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Bank adopted FSP 157-2 upon issuance and, as a result, the Bank delayed adopting the provisions of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis, including

HARRIS N.A. AND SUBSIDIARIES

goodwill and other intangible assets. Disclosure of fair value measurements will be included in the footnotes to the Bank’s December 31, 2008 consolidated financial statements.

7.	Fair Value Option

The Bank adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. The Bank elected the fair value option for certain financial liabilities for the quarter ended June 30, 2008. Disclosure of the fair value option will be included in the footnotes to the Bank’s December 31, 2008 consolidated financial statements.

8.	Accounting for Endorsement Split-Dollar Life Insurance Arrangements

The FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in September 2006. It requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide employee benefits in postretirement periods. The EITF is effective for fiscal years beginning after December 15, 2007. The Bank has endorsement split-dollar life insurance arrangements for certain employees and had adopted this Statement in the first quarter of 2008. As a result the Bank recognized a $0.5 million increase in the liability for deferred compensation; recorded a $0.3 million decrease in retained earnings and a $0.2 million increase in deferred taxes.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Second Quarter 2008 Compared with Second Quarter 2007

Summary

The Bank’s second quarter 2008 net loss was $2.7 million, a decrease of $55.6 million or 105 percent from net income of $52.9 million in the second quarter of 2007.

Second quarter 2008 net interest income was $246.4 million, up $35.4 million or 17 percent from $211.0 million in the second quarter of 2007. Net interest margin increased to 2.78 percent in the second quarter of 2008 from 2.34 percent in the second quarter of 2007, primarily reflecting a lower cost of interest-bearing liabilities specifically due to short-term market interest rate reductions. The net interest margin increase is partially offset by a 1 percent decrease in average earning assets which fell to $37.0 billion in 2008 from $38.1 billion in 2007, due to a decrease of $1.9 billion in securities available for sale offset by an increase in trading securities and federal funds sold of $627 million.

Second quarter 2008 provision for loan losses was $128.8 million compared to $10.8 million in the second quarter of 2007. This resulted from an increased level of estimated losses related to deterioration in residential real estate secured portfolios, primarily commercial residential construction and home equity loans. Net charge-offs increased to $62.8 million from $23.5 million in the prior year, reflecting higher write-offs in those portfolios. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan losses.

Second quarter 2008 non-interest income was $104.2 million, an increase of $8.3 million or 9 percent from $95.9 million from the second quarter of 2007. This was primarily attributable to a $5.4 million increase in net securities gains, a $3.4 increase in service charges and fees, an increase of $1.9 million in bank-owned insurance proceeds and an increase of $3.7 million in other non-interest income which include $1.2 million from hedging activity and $0.8 in net gains on loans held for sale. These increases were partially offset by declines in money market and bond trading revenues of $3.7 million and net equity securities losses of $1.4 million, primarily from an impairment valuation adjustment.

Second quarter 2008 non-interest expenses were $242.7 million, an increase of $15.8 million or 7 percent from $226.9 million in the second quarter of 2007. The higher expenses were attributable to higher salaries and other compensation of $11.6 million, an increase of $2.6 million in expert service fees, an increase of $2.2 million in marketing expense and $7.6 million higher other non-interest expense, which includes an increase of $1.4 million in legal costs and an increase of $1.1 million in delivery and communication. These increases were partially offset by the decline of $6.5 million in pension, profit sharing and other employee benefits due to changes estimates for pension and retiree medical costs and a decrease of $2.8 million in inter-company service charges. Income tax expense decreased $34.5 million from the second quarter of 2007, reflecting lower pretax income.

Nonperforming assets at June 30, 2008 were $441 million or 1.66 percent of total loans, up from $304 million or 1.19 percent at December 31, 2007 and $199 million or 0.77 percent at June 30, 2007. At June 30, 2008, the allowance for loan losses was $439 million, equal to 1.65 percent of loans outstanding, compared to $367 million or 1.44 percent of loans outstanding and $313 million or 1.22 percent of loans outstanding at December 31, 2007 and June 30, 2007, respectively. As a result, the ratio of the allowance for loan losses to nonperforming assets decreased from 157 percent at June 30, 2007 to 100 percent at June 30, 2008.

At June 30, 2008 consolidated stockholder’s equity of the Bank amounted to $3.84 billion, up slightly from $3.79 billion at December 31, 2007. No common stock was issued during the second quarter of 2008 or 2007. Return (loss) on equity was (0.28) percent in the current quarter, compared to 5.90 percent in last year’s second quarter. Return (loss) on assets was (0.03) percent compared to 0.51 percent a year ago. The Bank declared and paid $20.0 million in dividends on common stock in the second quarter of 2008 compared to $15.0 million declared and paid in the second quarter of 2007.

At June 30, 2008, Tier 1 capital of the Bank amounted to $3.60 billion, up from $3.49 billion one year earlier. The Bank’s June 30, 2008 Tier 1 and total risk-based capital ratios were 10.65 percent and 12.78 percent compared to respective ratios of 10.04 percent and 11.79 percent at June 30, 2007. The regulatory leverage capital ratio was 8.90 percent for the second quarter of 2008 compared to 8.39 percent in the same quarter of 2007. The Bank’s capital ratios exceed the prescribed regulatory minimum for banks and meets the criteria of “well capitalized” under the regulatory framework.

Six Months Ended June 30, 2008 Compared with June 30, 2007

Summary

The Bank’s net income for the six months ended June 30, 2008 was $72.6 million, a decrease of $20.0 million or 22 percent from the net income of $92.6 million the same period last year. Return on equity was 2.68 percent in the current year, compared to 5.19 percent from last year. Return on assets was 0.25 percent compared to 0.45 percent a year ago.

Six months ended June 30, 2008 net interest income was $463.3 million, up $41.1 million or 10 percent from $422.2 million from last year. Average earning assets decreased 1 percent to $37.0 billion from $38.0 billion in 2007, due primarily to a decrease of $1.7 billion in securities available for sale, particularly in US government agencies. Net interest margin increased to 2.62 percent in 2008 from 2.35 percent in the same period in 2007, primarily reflecting the decline in short-term market interest rates and the resulting cost for certain interest-bearing liabilities.

Year to date 2008 provision for loan losses was $151.7 million compared to $13.8 million in 2007. This resulted from an increased level of estimated losses related to deterioration in residential real estate secured portfolios, primarily commercial residential construction and home equity loans. Net charge-offs increased to $80.0 million from $32.1 million in the prior year, reflecting higher write-offs in those portfolios. The provision for loan losses takes into account portfolio quality and management’s estimate of probable loan losses.

Six months ended June 30, 2008 non-interest income was $251.9 million, an increase of $58.0 million or 30 percent from $193.9 million last year. This was primarily attributable to an increase of $38.4 million in equity securities gains due largely to our participation in the Visa initial public offering (Note 5), higher net securities gains of $16.8 million, an increase of $6.6 million in service charges and fees, an increase of $1.7 million in bank-owned insurance proceeds and higher other non-interest income of $4.0 million which included increased net gains on loans held for sale and an increase in hedging activity. These increases were partially offset by a decrease of $7.0 million in money market and bond trading gains and a decrease of $2.0 million in letter of credit fees.

Six months ended June 30, 2008 non-interest expenses were $478.8 million, a decrease of $6.6 million or 1 percent from $485.4 million last year, driven by the $17.0 million first quarter 2008 share of the Visa litigation escrow account funding (Note 5) and by the $13.4 million first quarter 2007 restructuring charge (Note 4). Excluding these two items, expenses increased $23.8 million or 5 percent from 2007, reflecting normal growth to support increased business activities. The increase was attributable to higher salaries and other compensation of $17.2 million, higher expert service fees of $4.5 million, an increase of $4.2 million in net occupancy costs due to increased building depreciation and maintenance, rent expense and higher real estate tax expense, higher marketing costs of $2.9 million, an increase of $1.1 million in communication and delivery and higher other non-interest expense of $13.7, reflecting increased information processing, legal, and contract services costs. The increases were partially offset by lower inter-company service costs of $11.4 million and a decrease of $6.8 million in pension, profit sharing and other employee benefits due to change in estimates for pension and retiree medical costs. Income tax expense decreased $12.3 million, reflecting lower pretax income for the six months ended June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 7.

The following table stratifies the Company’s available-for-sale securities by maturity date:

	July 1, 2008 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	June 30, 2008

Mortgage-Backed
Amortized cost	$—	$56,131	$45,712	$24,842	$—	$346,291	$472,976	$469,357
Average Yield	—	4.10%	4.57%	4.00%	—	4.85%	4.69%

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2008. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

31.1 Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2 Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2008.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer