Form 10-Q
period 2008-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2008-11-14
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number 1-13805

 Harris Preferred Capital Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	# 36-4183096 (I.R.S. Employer Identification No.)

111 West Monroe Street, Chicago, Illinois (Address of principal executive offices)	60603 (Zip Code)

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
  Yes      No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on November 14, 2008 was 1,000. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,	September 30,
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$289	$356	$5,201
Securities purchased from Harris N.A. under agreement to resell	16,810	16,509	9,421
Notes receivable from Harris N.A.	4,481	5,335	5,531
Securities available-for-sale:
Mortgage-backed	446,962	369,244	379,555
U.S. Treasury	19,996	99,950	89,936
Other assets	1,791	1,529	1,597

Total assets	$490,329	$492,923	$491,241

Liabilities and Stockholders’ Equity
Accrued expenses	$55	$129	$75
Dividends payable	—	3,000	4,609

Total liabilities	$55	$3,129	$4,684

Commitments and contingencies	$—	$—	$—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1	1
Additional paid-in capital	240,733	240,733	240,733
Earnings in excess of distributions	1,233	67	2,324
Accumulated other comprehensive loss — net unrealized losses on available-for-sale securities	(1,693)	(1,007)	(6,501)

Total stockholders’ equity	$490,274	$489,794	$486,557

Total liabilities and stockholders’ equity	$490,329	$492,923	$491,241

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

			Nine Months Ended
	Quarter Ended September 30		September 30
	2008	2007	2008	2007
	(in thousands, except share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$101	$1,002	$909	$2,860
Notes receivable from Harris N.A.	73	89	233	278
Securities available-for-sale:
Mortgage-backed	5,097	4,549	14,885	13,671
U.S. Treasury	3	75	19	223

Total interest income	$5,274	$5,715	$16,046	$17,032

Operating expenses:
Loan servicing fees paid to Harris N.A.	$4	$5	$11	$14
Advisory fees paid to Harris N.A.	53	36	155	103
General and administrative	77	54	237	181

Total operating expenses	$134	$95	$403	$298

Net income	$5,140	$5,620	$15,643	$16,734
Preferred dividends	4,610	4,609	13,827	13,827

Net income available to common stockholder	$530	$1,011	$1,816	$2,907

Basic and diluted earnings per common share	$530	$1,011	$1,816	$2,907

Net income	$5,140	$5,620	$15,643	$16,734
Other comprehensive income — net unrealzied loss:
On available-for-sale securities
Net unrealized holding gains (losses) arising during the period	1,926	4,209	(686)	1,553
Less reclassification adjustment for realized (gains) losses included in net income	—	—	—	—

Comprehensive income	$7,066	$9,829	$14,957	$18,287

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30
	2008	2007
	(in thousands)

Balance at January 1	$489,794	$482,609
Net income	15,643	16,734
Other comprehensive income (loss)	(686)	1,553
Dividends — common stock	(650)	(512)
Dividends (preferred stock $0.4609 per share)	(13,827)	(13,827)

Balance at September 30	$490,274	$486,557

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2008	2007
	(in thousands)

Operating Activities:
Net Income	$15,643	$16,734
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in other assets	(262)	70
Net decrease in accrued expenses	(74)	(47)

Net cash provided by operating activities	$15,307	$16,757

Investing Activities:
Repayments of notes receivable from Harris N.A.	$854	$981
Purchases of securities available-for-sale	(211,608)	(258,795)
Proceeds from maturities of securities available-for-sale	213,158	254,880

Net cash provided by (used in) investing activities	$2,404	$(2,934)

Financing Activities:
Cash dividends paid on common stock	$(3,650)	$(512)
Cash dividends paid on preferred stock	(13,827)	(13,827)

Net cash used in financing activities	$(17,477)	$(14,339)

Net increase (decrease) in cash and cash equivalents	$234	$(516)
Cash and cash equivalents at beginning of period	16,865	15,138

Cash and cash equivalents at end of period	$17,099	$14,622

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at September 30, 2008.

3.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30,				September 30,
	2008				2007
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Mortgage-backed	$448,654	$1,489	$3,181	$446,962	$386,058	$452	$6,955	$379,555
U.S. Treasury	19,997	—	1	19,996	89,934	2	—	$89,936

Total Securities	$468,651	$1,489	$3,182	$466,958	$475,992	$454	$6,955	$469,491

The Company classifies all securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2008, net unrealized losses on available-for-sale securities were $1.7 million compared to $6.5 million of unrealized losses on September 30, 2007 and $1 million of unrealized losses at December 31, 2007. The unrealized loss positions for individual securities at September 30, 2008, September 30, 2007 and December 31, 2007 were attributable to changes in interest rates and not to lowered credit quality of those securities; therefore, management believes these losses are temporary.

HARRIS PREFERRED CAPITAL CORPORATION

4.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 upon issuance. As of September 30, 2008, no nonrecurring, nonfinancial assets and liabilities were measured at fair value for which the Company has not applied the provisions of FAS 157.

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices. Level 2 relies on internal models using observable market information as inputs, and Level 3 relies on internal models without observable market information. The Company has investments in U.S. Treasury securities and mortgage-backed securities that are classified in Level 1 and Level 2, respectively, of the fair value hierarchy. The valuation of assets that are measured at fair value on a recurring basis at September 30, 2008 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	9/30/08	Level 1	Level 2	Level 3
			(in thousands)

Available-for-sale securities	$466,958	$19,996	$446,962	$—

5.	Fair Value Option

The Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets or financial liabilities for the quarter ended September 30, 2008.

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

HARRIS PREFERRED CAPITAL CORPORATION

Results of Operations

Third Quarter 2008 Compared with Third Quarter 2007

The Company’s net income for the third quarter of 2008 was $5.1 million, compared to $5.6 million from the third quarter 2007. Earnings decreased primarily because of the lower interest yields on earning assets in the third quarter 2008 compared to the same period in 2007.

Interest income on securities purchased under agreement to resell for the third quarter of 2008 was $101 thousand, on an average balance of $24 million, with an annualized yield of 1.7%. During the same period in 2007, the interest income on securities purchased under agreement to resell was $1.0 million, on an average balance of $80.8 million, with an annualized yield of 4.96%. The decrease in income was attributable to lower yields due to targeted Fed Funds rate reductions by the Federal Reserve and lower average balances as available funds were used to purchase mortgage-backed securities. The weighted average Fed Funds rate at September 30, 2008 was 1.8% compared to the weighted average Fed Funds rate at September 30, 2007 of 4.94%. Third quarter 2008 interest income on the Notes totaled $73 thousand and yielded 6.4% on $4.5 million of average principal outstanding for the quarter compared to $89 thousand and a 6.4% yield on $5.6 million average principal outstanding for third quarter 2007. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. At September 30, 2008 and 2007, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $5.1 million resulting in a yield of 4.45% on an average balance of $458 million, compared to $4.6 million with a yield of 4.7% on an average balance of $393 million for the same period a year ago.

There were no Company borrowings during the third quarter of 2008 or 2007.

Third quarter 2008 operating expenses totaled $134 thousand, an increase of $39 thousand or 41% from the third quarter of 2007. General and administrative expenses totaled $77 thousand, an increase of $23 thousand over the same period in 2007, primarily due to increases in costs for regulatory compliance. Advisory fees for the third quarter 2008 were $53 thousand compared to $36 thousand a year earlier, increased primarily due to an increase in administrative and management operating costs. Loan servicing expenses totaled $4 thousand, a decrease of $1 thousand from a year ago based on the corresponding decrease in the Notes balance.

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2008, net unrealized losses on available-for-sale securities were $1.7 million compared to $6.5 million of unrealized losses on September 30, 2007 and $1 million of unrealized losses at December 31, 2007. The unrealized loss positions for individual securities at September 30, 2008, September 30, 2007 and December 31, 2007 were attributable to changes in interest rates and not to lowered credit quality of those securities; therefore, management believes these losses are temporary.

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

HARRIS PREFERRED CAPITAL CORPORATION

necessary for the Company to demonstrate its ability and intent to hold a debt security to maturity or until market value exceeds cost.

Nine Months Ended September 30, 2008 compared with September 30, 2007

The Company’s net income for the nine months ended September 30, 2008 was $15.6 million. This represented a $1.1 million or 6.5% decrease from earnings for the first nine months ended September 30, 2007. Earnings decreased primarily because of lower interest yields on earning assets in 2008 compared to 2007.

Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2008 was $909 thousand, on an average balance of $43 million, with a yield of 2.8%. During the same period in 2007, the interest income on securities purchased under agreement to resell was $2.9 million on an average balance of $78 million, with a yield of 4.9%. Interest income on the Notes for the nine months ended September 30, 2008 totaled $233 thousand, yielding 6.4% on $4.8 million of average principal outstanding compared to $278 thousand, yielding 6.4% on $5.8 million of average principal outstanding for the same period in 2007. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the nine months ended September 30, 2008 was $14.9 million resulting in a yield of 4.49% on an average balance of $443 million, compared to $13.9 million resulting in a yield of 4.6% on an average balance of $399 million for the same period a year ago. The increase in interest income from available-for-sale securities is primarily attributable to growth in the portfolio of mortgage-backed securities. There were no Company borrowings during either period.

Operating expense for the nine months ended September 30, 2008 totaled $403 thousand, an increase of $105 thousand from the same period a year ago. Advisory fees for the nine months ended September 30, 2008 were $155 thousand compared to $103 thousand for the same period a year ago primarily due to increased internal processing costs. General and administrative expenses totaled $237 thousand, an increase of $56 thousand or 31% from the same period in 2007 as a result of increased costs for printing, regulatory compliance and legal fees. Loan servicing expenses for the nine months ended September 30, 2008 totaled $11 thousand, a decrease of $3 thousand or 21% from 2007. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances.

On September 30, 2008, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2008 as declared on September 3, 2008. On September 12, 2008 the Company paid a common stock dividend in the amount of $650 thousand payable on the outstanding common shares to the stockholder of record on September 1, 2008. The Company elected under Internal Revenue Code Section 858(a) to treat this dividend as paid in 2007. On October 1, 2007, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2007 as declared on August 29, 2007. On September 17, 2007, the Company paid a cash dividend of $512 thousand declared on August 29, 2007 on the outstanding common shares to the stockholder of record on September 1, 2007. The Company made the election under Internal Revenue Code Section 858(a) to treat this distribution as having been made during 2006.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

HARRIS PREFERRED CAPITAL CORPORATION

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $15.3 million provided from operations during the nine months ended September 30, 2008, were $213 million from the maturities of securities available-for-sale. In the comparable prior period ended September 30, 2007, the primary sources of funds other than $16.8 million from operations were $255 million from the maturities of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2008 were $212 million for purchases of securities available-for-sale, $13.8 million in preferred stock dividends and $3.6 million in common stock dividends paid. In the prior period ended September 30, 2007, the primary uses of funds were $259 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid and $512 thousand in common stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2007.

Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 upon issuance. As of September 30, 2008, no nonrecurring, nonfinancial assets and liabilities were measured at fair value for which the Company has not applied the provisions of FAS 157.

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

The Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to

HARRIS PREFERRED CAPITAL CORPORATION

choose to measure certain eligible items at fair value at specified election dates. The Company did not elect the fair value option for any financial assets or financial liabilities for the quarter ended September 30, 2008.

Other Matters

As of September 30, 2008, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a non-taxable REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30	December 31	September 30
	2008	2007	2007
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$5,653,314	$1,179,134	$1,362,213
Money market assets:
Interest-bearing deposits at banks	833,011	949,803	936,792
Federal funds sold and securities purchased under agreement to resell	1,403,085	1,520,183	769,393

Total cash and cash equivalents	$7,889,410	$3,649,120	$3,068,398
Securities available-for-sale at fair value (amortized cost of $8.2 billion, $9.3 billion and $11.2 billion at September 30, 2008, December 31, 2007 and September 30, 2007, respectively)	8,192,457	9,288,595	11,178,434
Trading account assets	1,240,223	288,785	207,927
Loans	27,771,882	25,534,487	25,273,204
Allowance for loan losses	(514,991)	(367,525)	(315,640)

Net loans	$27,256,891	$25,166,962	$24,957,564
Loans held for sale	23,051	62,695	50,279
Premises and equipment	533,973	485,510	490,297
Bank-owned insurance	1,292,934	1,246,156	1,236,095
Goodwill and other intangible assets	803,079	544,525	550,866
Other assets	732,427	747,935	1,213,403

Total assets	$47,964,445	$41,480,283	$42,953,263

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$12,492,356	$6,478,464	$5,706,170
— interest-bearing	22,865,888	21,905,547	23,376,406
Deposits in foreign offices — interest-bearing	1,332,890	1,149,167	855,978

Total deposits	$36,691,134	$29,533,178	$29,938,554
Federal funds purchased	135,700	182,625	327,330
Securities sold under agreement to repurchase	906,836	1,613,529	4,068,896
Short-term borrowings	336,802	707,540	690,101
Short-term senior notes	75,000	80,000	410,000
Accrued interest, taxes and other expenses	213,213	257,415	278,457
Accrued pension and post-retirement	54,928	88,415	165,508
Other liabilities	342,931	589,989	704,742
Minority interest — preferred stock of subsidiary	250,000	250,000	250,000
Long-term notes — senior	2,096,500	2,096,500	2,096,500
Long-term notes — subordinated	292,750	292,750	292,750
Long-term notes — secured	2,375,000	2,000,000	—

Total liabilities	$43,770,794	$37,691,941	$39,222,838

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 17,149,512 at September 30, 2008 and 15,514,761 shares at December 31, 2007 and September 30, 2007	$171,495	$155,148	$155,148
Surplus	2,171,386	1,780,609	1,779,230
Retained earnings	1,890,968	1,879,907	1,887,690
Accumulated other comprehensive loss	(40,198)	(27,322)	(91,643)

Total stockholder’s equity	$4,193,651	$3,788,342	$3,730,425

Total liabilities and stockholder’s equity	$47,964,445	$41,480,283	$42,953,263

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Interest Income
Loans	$361,763	$411,104	$1,110,630	$1,230,717
Money market assets:
Deposits at banks	4,373	5,680	13,977	15,772
Federal funds sold and securities purchased under agreement to resell	3,722	13,252	14,968	23,178
Trading accounts assets	5,338	2,651	12,406	7,149
Securities available-for-sale:
U.S. Treasury and federal agency	56,053	115,986	194,466	344,553
State and municipal	13,576	9,606	38,609	26,097
Other	2,972	6,313	14,078	18,926

Total interest income	$447,797	$564,592	$1,399,134	$1,666,392

Interest Expense
Deposits	$128,360	$261,062	$458,096	$736,328
Short-term borrowings	18,098	53,714	56,356	200,032
Short-term notes — senior	2,569	5,678	14,857	17,999
Long-term notes — senior	15,662	29,468	52,361	57,496
Long-term notes — subordinated	2,387	4,353	8,524	12,843
Long-term notes — secured	14,782	—	51,506	—
Minority interest — dividends on preferred stock of subsidiary	4,609	4,609	13,828	13,828

Total interest expense	$186,467	$358,884	$655,528	$1,038,526

Net Interest Income	$261,330	$205,708	$743,606	$627,866
Provision for loan losses	130,198	13,000	282,721	26,800

Net Interest Income after Provision for Loan Losses	$131,132	$192,708	$460,885	$601,066

Noninterest Income
Trust and investment management fees	$22,216	$23,044	$67,612	$69,030
Money market and bond trading (losses) gains	(1,704)	1,435	(1,658)	8,521
Foreign exchange	2,350	550	4,750	2,625
Service charges and fees	48,964	42,661	139,455	124,438
Equity securities gains	5,908	2,108	44,280	2,108
Securities gains (losses), net	19	142	10,947	(5,683)
Bank-owned insurance	13,412	14,428	40,067	39,214
Letter of credit fees	4,100	4,203	11,846	13,985
Other	16,860	14,748	51,934	43,032

Total noninterest income	$112,125	$103,319	$369,233	$297,270

Noninterest Expenses
Salaries and other compensation	$103,188	$90,241	$309,531	$270,654
Pension, profit sharing and other employee benefits	24,760	26,504	79,822	86,627
Net occupancy	25,014	21,994	74,058	65,230
Equipment	17,467	16,215	49,723	48,520
Marketing	13,662	9,881	34,998	27,906
Communication and delivery	8,277	6,993	23,723	20,841
Expert services	11,373	7,005	31,635	21,391
Contract programming	7,987	5,868	23,574	21,615
Legal	6,535	3,523	12,401	7,018
Outside information processing	8,479	7,576	23,785	19,674
Intercompany services, net	7,071	11,428	19,615	34,615
Restructuring (reversal) charge	—	—	(141)	13,376
Visa indemnification charge (reversal), net	7,000	—	(10,000)	—
Other	49,523	23,518	102,578	65,889
Amortization of intangibles	7,745	6,332	22,186	19,115

Total noninterest expenses	$298,081	$237,078	$797,488	$722,471

(Loss) income before income taxes	$(54,824)	$58,949	$32,630	$175,865
Applicable income tax (benefit) expense	(29,407)	12,020	(16,744)	36,375

Net (loss) income	$(25,417)	$46,929	$49,374	$139,490

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

			Nine Months Ended
	Quarter Ended September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Net (loss) income	$(25,417)	$46,929	$49,374	$139,490
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized loss on derivative instruments, net of tax benefit for the quarter of $11,827 in 2008 and $7,160 in 2007 and net of tax benefit for the year-to-date period of $8,979 in 2008 and $7,305 in 2007	(21,963)	(13,295)	(16,672)	(13,568)
Less reclassification adjustment for realized loss included in net income, net of tax benefit for the quarter of $1,070 in 2008 and $1,063 in 2007 and net of tax benefit for the year-to-date period of $3,949 in 2008 and $3,246 in 2007	1,987	1,973	7,333	6,029
Pension and postretirement medical benefit plans:
Net gain and net prior service cost included in net income, net of tax expense for the quarter of $0 in 2008 and $717 in 2007 and net of tax expense for the year-to-date period of $511 in 2008 and $2,149 in 2007	—	1,330	949	3,990
Less reclassification adjustment for amortization included in net income, net of tax expense for the quarter of $108 in 2008 and $0 in 2007 and net of tax expense for the year-to-date period of $323 in 2008 and $0 in 2007	200	—	599	—
Unrealized gain on available-for-sale securities:
Unrealized holding gain arising during the period, net of tax expense for the quarter of $1,670 in 2008 and $23,929 in 2007 and net of tax expense for the year-to-date period of $1,086 in 2008 and $3,229 in 2007	3,088	44,440	2,031	5,851
Less reclassification adjustment for realized gain included in net income, net of tax expense for the quarter of $7 in 2008 and $50 in 2007 and net of tax (benefit) expense for the year-to-date period of $3,831 in 2008 and ($1,989) in 2007	(12)	(92)	(7,116)	3,694

Other comprehensive (loss) income	$(16,700)	$34,356	$(12,876)	$5,996

Comprehensive (loss) income	$(42,117)	$81,285	$36,498	$145,486

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2008	2007
	(in thousands)

Balance at January 1	$3,788,342	$3,346,413
Net income	49,374	139,490
Contributions to capital surplus	387,669	278,260
Issuance of common stock	16,347	12,114
Stock option exercise	1,329	3,191
Tax benefit from stock option exercise	1,779	7,776
Dividends — ($2.22 in 2008 and $4.06 in 2007 per common share)	(38,000)	(63,000)
Adjustment to initially apply FIN 48	—	185
Adjustment to initially apply EITF 06-4	(313)	—
Other comprehensive (loss) income	(12,876)	5,996

Balance at September 30	$4,193,651	$3,730,425

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)

Operating Activities:
Net Income	$49,374	$139,490
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	282,721	26,800
Depreciation and amortization, including intangibles	71,295	25,851
Deferred tax benefit	(31,321)	(10,000)
Tax benefit from stock options exercise	1,779	7,961
Net securities (gains) losses	(10,947)	5,683
Equity securities gains, net	(44,280)	(2,108)
Increase in bank-owned insurance	(27,978)	(32,152)
Trading account net cash purchases	(1,166,067)	(530,621)
Net decrease (increase) in accrued interest receivable	37,138	(15,163)
Net (increase) decrease in prepaid expenses	(7,999)	4,619
Net (decrease) increase in accrued interest payable	(51,797)	59,312
Net increase in other accrued expenses	12,383	29
Origination of loans held for sale	(345,399)	(254,531)
Proceeds from sale of loans held for sale	388,505	241,184
Net gains on loans held for sale	(3,462)	(2,481)
Net losses (gains) on sale of premises and equipment	520	(973)
Net increase (decrease) in undistributed loan principal	54	(5,749)
Recoveries on charged-off loans	33,963	24,915
Net change in pension and post retirement benefits	(31,105)	(3,504)
Net decrease in foreign exchange contracts	(49,142)	(37,027)
Net increase (decrease) in marked to market hedging derivatives	18,569	(27,862)
Net Visa indemnification charge (Note 5)	10,000	—
Other, net	16,415	37,066

Net cash used in operating activities	$(846,781)	$(349,261)

Investing Activities:
Proceeds from sales of securities available-for-sale	$1,263,951	$7,768,788
Proceeds from maturities of securities available-for-sale	8,950,521	14,928,974
Purchases of securities available-for-sale	(8,860,258)	(22,889,426)
Net (increase) decrease in loans	(851,787)	938,726
Purchases of premises and equipment	(65,496)	(35,439)
Sales of premises and equipment	14,058	—
Proceeds from Visa redemption	37,800	—
Acquisition, net of cash acquired	(229,551)	(211,748)

Net cash provided by investing activities	$259,238	$499,875

Financing Activities:
Net increase (decrease) in deposits	$5,519,315	$(1,129,344)
Net (decrease) increase in Federal funds purchased and securities sold under agreement to repurchase	(807,229)	290,973
Net decrease in other short-term borrowings	(607,590)	(571,578)
Net (decrease) increase in short-term notes — senior	(5,000)	310,000
Proceeds from issuance long-term notes — senior	—	1,100,000
Proceeds from issuance long-term notes — secured	375,000	—
Net proceeds from stock options exercise	1,329	3,191
Excess tax expense from stock options exercise	(181)	(840)
Capital contributions for acquisitions	404,016	290,374
Cash dividends paid on common stock	(38,000)	(63,000)
Cash dividends paid on preferred stock	(13,827)	(13,827)

Net cash provided by financing activities	$4,827,833	$215,949

Net increase in cash and cash equivalents	$4,240,290	$366,563
Cash and cash equivalents at January 1	3,649,120	2,701,835

Cash and cash equivalents at September 30	7,889,410	3,068,398

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On May 12, 2007, Bankcorp consolidated one of its bank subsidiaries, First National Bank and Trust (“FNBT”), with and into the Bank. This transaction was recorded at its carrying value and prior year financial statements have been restated to include operations from the time FNBT was initially acquired by Bankcorp on January 4, 2007.

On September 6, 2008, Bankcorp consolidated three of its subsidiaries, Ozaukee Bank, Community Bank Group (CBG), and Community Financial Group Mortgage, Inc., with and into the Bank. Community Bank Group and Community Financial Group Mortgage, Inc. were subsidiaries of Merchants and Manufacturers Bancorporation. This transaction was recorded at its carrying value and prior period financial statements have been restated to include operations from the time Ozaukee Bank and Merchants and Manufacturers Bancorporation were initially acquired by Bankcorp on February 29, 2008.

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the nine months ended September 30 totaled $707.3 million and $977.6 million in 2008 and 2007, respectively. Cash income tax payments over the same periods totaled $92.3 million and $79.3 million, respectively.

In 2007, the Bank changed the composition of cash and cash equivalents, previously defined as cash and due from banks, to include interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. The change in policy is a change in accounting principle and was retrospectively applied to the 2007 consolidated statements of cash flow.

4.	Restructuring Charge

The Bank recorded a restructuring charge of $13.7 million for the period ended September 30, 2007. The objectives of the restructuring were to enhance customer service by directing spending and resources on front-line sales and service improvements, creating more effective processes and systems across the Bank and continuing accelerating the pace of the Bank’s growth.

HARRIS N.A. AND SUBSIDIARIES

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

During the nine months ended September 30, 2008 a reversal of $141,000 was recorded relating to the restructuring liability.

At September 30, 2008, $4.1 million remained in other liabilities compared to $7.1 million as of December 31, 2007 and $3.4 million as of September 30, 2007 on the Consolidated Statements of Condition related to amounts to be paid in future periods.

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

On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. As a result, the Bank recorded an additional reserve for this matter of $7.0 million (pretax) during the third quarter. As of September 30, 2008 the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $24.1 million.

6.	Fair Value Measurements

The Bank adopted Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to

HARRIS N.A. AND SUBSIDIARIES

be measured at fair value. The adoption of the Statement did not have a material effect on the Bank’s financial position or results of operation. The FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Bank adopted FSP 157-2 upon issuance and, as a result, the Bank delayed adopting the provisions of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill and other intangible assets. The FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. The FSP clarifies the application of the Statement in a market that is not active and identifies key considerations. The Bank adopted FSP 157-3 upon issuance. Disclosure of fair value measurements will be included in the footnotes to the Bank’s December 31, 2008 consolidated financial statements.

7.	Fair Value Option

The Bank adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. In 2008, the Bank elected the fair value option for certain financial liabilities. The carrying value of those liabilities was $67 million as of September 30, 2008.

8.	Accounting for Endorsement Split-Dollar Life Insurance Arrangements

The Bank adopted Emerging Issues Task Force (“EITF”) Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in the first quarter of 2008. It requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide employee benefits in postretirement periods. The Bank acquired endorsement split-dollar life insurance arrangements for certain employees through various bank acquisitions. The arrangements cover 19 participants. Upon adoption of the EITF, the Bank recognized a $0.5 million increase in the liability for deferred compensation; recorded a $0.3 million decrease in retained earnings and a $0.2 million increase in deferred taxes.

9.	Auction Rate Securities Purchase Program

Auction-rate securities (ARS) are typically short-term notes issued in the United States to fund long-term, fixed rate debt instruments (corporate or municipal bonds primarily issued by municipalities, student loan authorities and other sponsors). The interest rate on ARS is regularly reset every 7 to 35 days through auctions managed by financial institutions. A disruption in the market for ARS occurred in the early part of 2008. The Bank offered to purchase at par value plus accrued interest, where auctions were failing, approximately $94 million (par value plus accrued interest) of certain holdings of ARS from client accounts. The purchases of these securities are expected to be substantially completed in the fourth quarter of 2008. A discounted cash flow valuation methodology was applied to determine an estimate of the fair value of the purchase commitment as of September 30, 2008, resulting in a pretax charge of $9.4 million included in other non-interest expense for the period ended September 30, 2008.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Third Quarter 2008 Compared with Third Quarter 2007

Summary

For the third quarter 2008 the Bank reported a net loss of $25.4 million, a decrease of $72.3 million, reflecting a higher provision for credit losses and the impact of credit markets.

Net interest income was $261.3 million, up $55.6 million or 27 percent, driven by the positive impact of the declining interest rate environment on borrowing costs, improvement in interest rate sensitive businesses, and additional revenue from the Wisconsin acquisitions (Note 1). Net interest margin increased to 2.82 percent in the third quarter of 2008 from 2.26 percent a year ago. Average earning assets declined to $38.4 billion in 2008 from $38.7 billion in 2007, a 1 percent decrease, as higher loan balances from the Wisconsin acquisitions and organic loan growth were more than offset by a decrease of $2.6 billion in the investment securities portfolio.

Provision for loan losses was $130.2 million compared to $13.0 million a year ago. This reflects higher economic impairment primarily attributable to the impact of market conditions within the Bank’s commercial residential developer and home equity portfolios. Net charge-offs increased to $87.2 million from $6.7 million in the prior year, reflecting higher write-offs in those portfolios. The provision for loan losses takes into account portfolio quality, current economic conditions, and management’s estimate of probable loan losses.

Non-interest income was $112.1 million, an increase of $8.8 million or 8.5 percent. This was primarily attributable to a $6.3 million increase in service charges and fees and an increase in net equity securities gains of $3.8 million.

Third quarter 2008 non-interest expenses were $298.1 million, an increase of $61.0 million or 26 percent. Most of the increase is attributable to $33.1 million of operating and integration costs associated with the Wisconsin acquisitions (Note 1) and a $9.4 million charge related to auction rate securities held by customers (Note 9). Additionally, the Bank experienced higher charges for third party services of $8.2 million, $7.0 million additional Visa litigation costs (Note 5), FDIC insurance of $4.0 million, increased salaries/employee benefits of $2.7 million, $2.5 million loss on sale of OREO, and higher occupancy/equipment costs of $2.4 million and marketing costs of $2.2 million. These were partially offset by a decline of $5.0 million in inter-company service charges. The fluctuation in income tax expense (benefit) reflects the change from pretax income of $59 million in 2007 to a pretax loss of $55 million in 2008.

Nonperforming assets at September 30, 2008 were $709 million or 2.55 percent of total loans, up from $304 million or 1.19 percent at December 31, 2007 and $269 million or 1.07 percent at September 30, 2007. At September 30, 2008, the allowance for loan losses was $515 million, equal to 1.85 percent of loans outstanding, compared to $367 million or 1.44 percent of loans outstanding and $316 million or 1.25 percent of loans outstanding at December 31, 2007 and September 30, 2007 respectively. As a result, the ratio of the allowance for loan losses to nonperforming assets decreased from 117 percent at September 30, 2007 and 121 percent at December 31, 2007 to 73 percent at September 30, 2008.

At September 30, 2008, consolidated stockholder’s equity of the Bank amounted to $4.2 billion, up slightly from $3.8 billion at December 31, 2007. During the third quarter of 2008, $16.3 million of common stock was issued while $12.1 million was issued in the third quarter of 2007. Return (loss) on equity was (2.42) percent in the current quarter, compared to 5.12 percent in last year’s third quarter. Return (loss) on assets was (0.24) percent compared to 0.44 percent a year ago. The Bank declared and paid $10.0 million in dividends on common stock in the third quarter of 2008 compared to $20.0 million declared and paid in the third quarter of 2007.

At September 30, 2008, Tier 1 capital of the Bank amounted to $3.73 billion, up from $3.53 billion one year earlier. The Bank’s September 30, 2008 Tier 1 and total risk-based capital ratios were 10.71 percent and 12.81 percent compared to respective ratios of 10.50 percent and 12.32 percent at September 30, 2007. The regulatory leverage capital ratio was 8.89 percent for the third quarter of 2008 compared to 8.33 percent in the same quarter of 2007. The Bank’s capital ratios exceed the prescribed regulatory minimum for banks and meet the criteria of “well capitalized” under the regulatory framework.

Nine Months Ended September 30, 2008 Compared with September 30, 2007

Summary

The Bank’s net income for the nine months ended September 30, 2008 was $49.4 million, a decrease of $90.1 million or 65 percent, reflecting a higher provision for loan losses and the impact of troubled credit markets. Return on equity was 1.60 percent in the current year, compared to 5.24 percent for first nine months of last year. Return on assets was 0.16 percent compared to 0.44 percent a year ago.

Net interest income was $743.6 million, up $115.7 million or 18 percent, largely due to the benefit of an improved net interest margin and Wisconsin acquisitions (Note 1). Net interest margin increased to 2.70 percent in 2008 from 2.31 percent in the same period in 2007, primarily reflecting the decline in short-term market interest rates and the resulting cost for certain interest-bearing liabilities. Average earning assets of $38.3 billion were essentially flat as a $1.4 billion increase in loans and a $0.4 billion increase in trading account securities were offset by a decrease of $1.9 billion in securities available for sale, particularly in U.S. government agencies.

Year to date 2008 provision for loan losses was $282.7 million compared to $26.8 million in 2007. This reflects higher economic impairment primarily attributable to the impact of market conditions within the bank’s commercial residential developer and home equity portfolios. Net charge-offs increased to $166.4 million from $38.8 million in the prior year, reflecting higher write-offs in those portfolios.

Non-interest income was $369.2 million, an increase of $72.0 million or 24 percent. The majority of the increase is attributable to an increase of $42.2 million in equity securities gains due largely to our participation in the Visa initial public offering (Note 5), higher net gains on securities available for sale of $16.6 million, an increase of $11.2 million in service charges and fees, and $8.0 million additional income from the Wisconsin acquisitions (Note 1). These increases were partially offset by a decrease of $10.2 million in money market and bond trading gains.

Non-interest expenses were $797.5 million, an increase of $75.0 million or 10 percent, largely driven by $60.3 million of operating and integration costs associated with the Wisconsin acquisitions (Note 1) and a $9.4 million charge related to auction rate securities held by customers (Note 9). These were partially offset by $10.0 million net reversal of Visa litigation costs (Note 5) and the $13.4 million 2007 restructuring charge (Note 4). Excluding all of these items, expenses increased $28.8 million or 4.1 percent from 2007, reflecting growth to support increased business activities. Personnel costs rose 3.0 percent as a $21.6 million increase in salaries and other compensation was partially offset by a decrease of $10.8 million in pension, profit sharing and other employee benefits due to lower pension and retiree medical costs. Net occupancy costs were also up $5.6 million due to increased building depreciation and maintenance, rent expense and higher real estate tax expense. Additionally, increases in third party services ($17.1 million), marketing costs ($4.9 million), FDIC insurance ($4.8 million) and legal ($3.7 million) were partially offset by lower inter-company service charges of $15.7 million. The fluctuation in income tax expense (benefit) reflects the change from pretax income of $176 million in 2007 to $33 million for the nine months ended September 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 7.

The following table stratifies the Company’s available-for-sale securities by maturity date:

	Oct. 1, 2008 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	September 30, 2008
		(in thousands except percentages)

Mortgage-Backed
Amortized cost	$—	$50,760	$43,671	$23,802	$—	$330,421	$448,654	$446,962
Average Yield	—	4.10%	4.57%	4.00%	—	4.86%	4.69%
U.S. Treasury
Amortized cost	$19,997	—	—	—	—	—	$19,997	$19,996
Average Yield	6.59%						6.59%

At September 30, 2008, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or “Freddie Mac,” and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2008. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

31.1 Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2 Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2008.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer