Form 10-K
period 2008-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2009-03-31
CIK 1046788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

The number of shares of Common Stock, $1.00 par value, outstanding on March 31, 2009 was 1,180. No common equity is held by nonaffiliates.

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

General

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997, pursuant to the Maryland General Corporation Law. The Company’s principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of mortgage-backed securities, notes issued by Harris N.A. (the “Bank”) secured by Securing Mortgage Loans (defined below) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company’s assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the “Code”), and will generally not be subject to federal income tax if it distributes 90% of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of Harris N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The current Illinois statutory tax rate is 7.3%. Management believes that the tax expense incurred by the Company beginning January 1, 2009 should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of our Common Stock. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly-owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2008 and 2007 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company’s Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2008 and 2007 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2008, the Company held $5.9 million of short-term money market assets. At December 31, 2007, the Company held $16.5 million of short-term money market assets and $99.9 million of U.S. Treasury securities.

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

The Advisory Agreements in effect in 2008 and 2007 entitled the Bank to receive advisory fees of $208 thousand and $119 thousand, respectively.

The Company may from time to time purchase additional Mortgage Assets out of proceeds received in connection with the repayment or disposition of Mortgage Assets, the issuance of additional shares of preferred stock or additional capital contributions with respect to the Common Stock. The Company may also issue additional series of preferred stock. However, pursuant to the Company’s Articles of Incorporation, as amended (the “Charter”), the Company may not issue additional shares of preferred stock senior to the Series A preferred shares either in the payment of dividends or in the distribution of assets on liquidation without the consent of holders of at least 67% of the outstanding shares of preferred stock at that time or without approval of a majority of the Company’s Independent Directors. The Company does not currently intend to issue any additional shares of preferred stock unless it simultaneously receives additional capital contributions from HCH or other affiliates sufficient to support the issuance of such additional shares of preferred stock.

Employees

As of December 31, 2008, the Company had no paid employees. All officers of the Company were employed by the Bank.

Environmental Matters

In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company’s ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans during 2008 and 2007.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2008 as well as 2007, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of Harris N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the tax expense incurred by the Company beginning January 1, 2009 should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 7.3%. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of our Common Stock.

The following tables sets forth selected dividend information:

	Year Ended December 31, 2008
	Price					Amount in
	per share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	03/05/2008	03/15/2008	03/30/2008	$4,609
	.46094	10,000,000	05/29/2008	06/15/2008	06/30/2008	4,609
	.46094	10,000,000	09/03/2008	09/15/2008	09/30/2008	4,609
	.46094	10,000,000	12/02/2008	12/15/2008	12/30/2008	4,611

						$18,438

Common Stock Dividends	$650	1,000	09/03/2008	09/01/2008	09/15/2008	$650
	2,000	1,000	12/02/2008	12/15/2008	12/30/2008	2,000

						$2,650

	Year Ended December 31, 2007
	Price					Amount in
	per share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	03/02/2007	03/15/2007	03/30/2007	$4,609
	.46094	10,000,000	05/31/2007	06/15/2007	07/02/2007	4,609
	.46094	10,000,000	08/29/2007	09/15/2007	10/01/2007	4,609
	.46094	10,000,000	11/29/2007	12/15/2007	12/31/2007	4,611

						$18,438

Common Stock Dividends	$511	1,000	08/29/2007	09/01/2007	09/12/2007	$511
	3,000	1,000	12/21/2007	12/28/2007	01/04/2008	3,000

						$3,511

Recent Events

On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Company Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company entered into a contribution agreement with HCH pursuant to which the Company agreed to issue and sell 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash. HCH acquired the shares on March 5, 2009 and continues to own 100% of the shares of the Company’s Common Stock. The Company intends to utilize proceeds from the common stock issuance for general corporate purposes and to acquire assets in a manner consistent with Company investment guidelines.

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

Dividends and operations of the Company restricted by regulation

Because the Company is a subsidiary of the Bank, banking regulatory authorities will have the right to examine the Company and its activities. Under certain circumstances, including any determination that the Bank’s relationship to the Company results in an unsafe and unsound banking practice, such regulatory authorities will have the authority to restrict the ability of the Company to transfer assets, to make distributions to its stockholders (including dividends to the holders of Preferred Shares, as described below), or to redeem Preferred Shares, or even to require the Bank to sever its relationship with, or divest its ownership of, the Company. Such actions could potentially result in the Company’s failure to qualify as a REIT.

Payment of dividends on the Preferred Shares could also be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At December 31, 2008, the Bank’s Total risk-based capital ratio was 12.69%, Tier 1 risk-based capital ratio was 10.57% and the Tier 1 leverage ratio was 7.24%. Consequently, the Bank was categorized as “well-capitalized” by its regulator at December 31, 2008.

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

If, in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. As a result, the amount available for distribution to the Company’s stockholders including the holders of the Preferred Shares, would be reduced for the year or years involved. In addition, unless entitled, to relief under certain statutory provisions, the Company would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. A failure of the Company to qualify as a REIT would not necessarily give the Company the right to redeem the Preferred Shares, nor would it give the holders of the Preferred Shares the right to have their shares redeemed. Notwithstanding that the Company currently intends to operate in a manner designed to enable it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause the Company to determine that it is in the best interest of the Company and the holders of its Common Stock and Preferred Shares to revoke the REIT election. As long as any Preferred Shares are outstanding, any such determination by the Company may not be made without the approval of a majority of the Independent Directors. The tax law prohibits the Company from electing treatment as a REIT for the four taxable years following the year of such revocation.

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

Illinois Tax Law Change

Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of Harris N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The current Illinois statutory tax rate is 7.3%. Management believes that the tax expense incurred by the Company beginning January 1, 2009 should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of our Common Stock.

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

Relationship with the Bank and its affiliates; conflicts of interest

The Bank and its affiliates are involved in virtually every aspect of the Company’s existence. The Bank is the sole holder of the Common Stock of the Company and will administer the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank will also act as servicer of the Mortgage Loans on behalf of the Company under the Servicing Agreement. In addition, other than the Independent Directors and Non Bank Directors, all of the officers and directors of the Company are also officers and/or directors of the Bank and/or affiliates of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as officers of the Bank. As the holder of all of the outstanding voting stock of the Company, the Bank will have the right to elect all directors of the Company, including the Independent Directors.

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

Possible adverse effects of economic conditions

Economic conditions beyond the Bank’s control may have a significant impact on the Bank’s operations, including changes in net interest income. Examples of such conditions include: (i) the strength of credit demand by customers; (ii) the introduction and growth of new investment instruments and transaction accounts by nonbank financial competitors; (iii) changes in the general level of interest rates, including changes resulting from the monetary activities of the Board of Governors of the Federal Reserve System, (iv) adverse changes in the economic net worth of loan customers, (v) decline in the general level of employment; and (vi) increased levels of Federal government support and equity infusions intended for banks and other commercial enterprises. Economic growth in the Bank’s market areas is dependent upon the local economy. Adverse changes in the economy of the Chicago metropolitan area and other market areas would likely reduce the Bank’s growth rate and could otherwise have a negative effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of the collateral pledged as security. Additionally, current conditions in credit and funding markets serving both corporate and consumer segments have continued to deteriorate, thereby causing an acute contraction in the availability of credit as a result of more stringent underwriting standards. Harris housing sector losses have been residential developers and higher LTV and broker home equities, not sub-prime or ALT A. The reduction in credit availability has reduced the demand for new and existing homes, creating an environment characterized by declining home prices and rising rates of foreclosure. A similar credit dynamic has adversely impacted the cost and availability of credit to corporate borrowers, notably in the highly leveraged lower rated credits. The ultimate severity and duration of these developments are subject to considerable uncertainty and the attendant adverse feedback effects could deepen and exacerbate exposures to the general economic risk factors to which the Bank is exposed.

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

Competition

The Bank faces strong direct competition for deposits, loans and other financial services from other commercial banks, thrifts, credit unions, stockbrokers and finance divisions of auto and farm equipment companies. Some of the competitors are local, while others are statewide or nationwide. Several major multibank holding companies currently operate in the Chicago metropolitan area. Some of these financial institutions are larger than the Bank and have greater access to capital and other resources. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as that imposed on bank holding companies, and federally insured, state-chartered banks and national banks. As a result, such nonbank competitors have advantages over the Bank in providing certain services. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank’s operations. Some of the Bank’s competitors have greater resources to invest in technological improvements. There can be no assurance that the Bank will be able to effectively implement such products and services or be successful in marketing such products and services to its customers.

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

None as of December 31, 2008.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation nor, to the Company’s knowledge is any material litigation currently threatened against the Company or the Bank other than routine litigation arising in the ordinary course of business. See Note 8 to Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HCH presently owns all 1,180 shares of the Common Stock of the Company, which are not listed or traded on any securities exchange. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Company common stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company entered into a contribution agreement with HCH pursuant to which the Company agreed to issue and sell 180 shares of common stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash. HCH acquired the shares on March 5, 2009 and continues to own 100% of the shares of the Company’s common stock. On December 15, 2008, the Company paid a cash dividend of $2 million (declared on December 2, 2008), on the outstanding common shares to the stockholder of record on December 15, 2008. On September 15, 2008, the Company paid a cash dividend of $650 thousand (declared on September 3, 2008), on the outstanding common shares to the stockholders of record on September 1, 2008. These dividends completed the 2007 REIT tax compliance requirements regarding income distributions. On September 12, 2007, the Company paid a cash dividend of $511 thousand (declared on August 29, 2007), on the outstanding common shares to the stockholder of record on September 1, 2007. These dividends completed the 2006 REIT tax compliance requirements regarding income distributions. On January 4, 2008 the Company paid a cash dividend of $3.0 million (declared December 21, 2007), on the outstanding common shares to the stockholder of record on December 28, 2007.

The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. During 2008, the Company declared and paid $18.4 million in preferred dividends to preferred stockholders. During 2007, the Company declared $18.4 million in preferred dividends and paid $23.0 million to preferred stockholders which included $4.6 million for the 4th quarter 2006 dividend paid on January 2, 2007. Although the Company declared cash dividends on the Preferred Shares for 2008 and 2007, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company’s financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

The Company did not purchase or redeem any common or preferred shares during 2008 or 2007. The Company did not authorize for issuance any securities of the Company under any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

	For the Years Ended December 31
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Interest income	$21,296	$22,524	$21,442	$19,458	$16,998
Non-interest income	—	—	—	—	1,062
Operating expenses:
Loan servicing fees paid to Harris N.A.	15	18	23	31	44
Advisory fees paid to Harris N.A.	208	119	127	122	124
General and administrative	374	300	342	287	362

Total operating expenses	$597	$437	$492	$440	$530

Net income	20,699	22,087	20,950	19,018	17,530
Preferred stock dividends	18,438	18,438	18,438	18,438	18,438

Net income available (loss allocated) to common stockholder	$2,261	$3,649	$2,512	$580	$(908)

Basic and diluted earnings (loss) per common share	$2,261	$3,649	$2,512	$580	$(908)

Distributions per preferred share	$1.8438	$1.8438	$1.8438	$1.8438	$1.8438

Balance Sheet Data (end of period):
Total assets	$501,130	$492,923	$487,340	$479,875	$489,022

Total liabilities	$886	$3,129	$4,731	$129	$134

Total stockholders’ equity	$500,244	$489,794	$482,609	$479,746	$488,888

Cash Flows Data:
Net cash provided by operating activities	$20,326	$22,235	$20,760	$19,152	$15,997

Net Cash (used in) provided by investing activities	$(6,424)	$(3,603)	$232	$(421)	$2,826

Net cash used in financing activities	$(24,088)	$(23,560)	$(16,408)	$(18,438)	$(19,342)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

Summary

Year Ended December 31, 2008 Compared to December 31, 2007

The Company’s net income for 2008 was $20.7 million. This represented a 6.3% decrease from 2007 net income of $22.1 million. Earnings decreased primarily because of lower interest income on earning assets.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2008 was $1 million on an average balance of $42 million with an average yield of 2.3% compared to interest income of $3.9 million on an average balance of $84 million with an average yield of 4.7% for 2007. Interest income on the Notes for 2008 totaled $302 thousand and yielded 6.4% on $4.7 million of average principal outstanding compared to $364 thousand and a 6.4% yield on $5.7 million average principal outstanding for 2007. The decrease in interest income from the Notes was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $6 million for 2008 and $7 million for 2007. Interest income on securities available-for-sale for 2008 was $20 million, resulting in a yield of 4.5% on an average balance of $444 million compared to interest income of $18.2 million with a yield of 4.6% on an average balance of $395 million for 2007. There were no Company borrowings during either year.

Operating expenses for the year ended December 31, 2008 totaled $597 thousand compared to $437 thousand a year ago. Loan servicing expenses for 2008 totaled $15 thousand, a decrease of $3 thousand from 2007. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2008 were $208 thousand compared to $119 thousand, a 75% increase from 2007, primarily due to increased costs for processing and management services. General and administrative expenses totaled $374 thousand for 2008 and $300 thousand for 2007, a 25% increase from 2007 primarily as a result of increased costs for printing and insurance.

Year Ended December 31, 2007 Compared to December 31, 2006

The Company’s net income for 2007 was $22.1 million. This represented a 5.7% increase from 2006 net income of $20.9 million. Earnings increased primarily because of higher interest income on earning assets.

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

Operating expenses for the year ended December 31, 2007 totaled $437 thousand compared to $492 thousand a year ago. Loan servicing expenses for 2007 totaled $18 thousand, a decrease of $5 thousand from 2006. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2007 were $119 thousand compared to $127 thousand for the same period a year ago. General and administrative expenses totaled $300 thousand for 2007 and $342 thousand for 2006, a 12% decrease from 2006. The decrease is partially due to lower insurance and processing costs in 2007.

The Company made the election under Internal Revenue Code Section 858 (a) to treat the September 2008 and 2007 Common Stock distributions as having been made during tax years 2007 and 2006, respectively. The

Company made the election under Internal Revenue Code Section 857(6)(9) to treat the dividend paid on January 4, 2008 as paid on December 31, 2007.

At December 31, 2008 and 2007, there were no Securing Mortgage Loans on nonaccrual status and there was no allowance for loan losses.

Quarter Ended December 31, 2008 Compared to Quarter Ended December 31, 2007

The Company’s net income for the fourth quarter of 2008 was $5.1 million compared to $5.3 million for the same period in 2007.

Interest income on securities available-for-sale for the current quarter was $5.1 million resulting in a yield of 4.6% on an average balance of $447 million, compared to interest income of $4.3 million with a yield of 4.5% on an average balance of $383 million for the same period a year ago. Interest income on securities purchased under agreement to resell for the current quarter was $53 thousand on an average balance of $40 million resulting in an average yield of 0.5% compared to interest income of $1.1 million on an average balance of $101 million with an average yield of 4.3% for the same period in the year-ago quarter.

There were no Company borrowings during the fourth quarter of 2008 or 2007.

Fourth quarter 2008 operating expenses totaled $193 thousand, an increase of $54 thousand from the fourth quarter of 2007. Advisory fees for the fourth quarter of 2008 were $54 thousand compared to $16 thousand in the prior year’s fourth quarter due to increased costs for investment advisory services and administration. General and administrative expenses totaled $136 thousand in the current quarter compared to $119 thousand for the same period in 2007, reflecting increased costs for printing, legal and expert services.

Allowance for Loan Losses

The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool and because the Company can, under certain conditions, require the Bank to dispose of nonperforming Mortgage Loans.

Concentrations of Credit Risk

The MBS portfolio securities currently held by the Company are all various issues of federal agency guaranteed conventional pass-through securities. The credit guarantees extended by the Federal National Mortgage Association and Federal Home Loan Mortgage Association are characterized as full modification guarantees whereby the timely payment of both interest and principal is assured by the respective sponsoring federal agency.

A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the state’s economy. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $3.2 million at December 31, 2008 and $4.4 million at December 31, 2007.

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

The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes, short-term investments and mortgage-backed securities will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis. In addition, the Company believes that the recent March, 2009 $80 million capital contribution from the Company’s parent should provide additional opportunity to invest in earning assets.

As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $20.3 million provided from operations during 2008 were $257.8 million from the maturities and sales of securities available-for-sale. In 2007, the primary sources of funds other than $22.2 million provided from operations were $360.6 million from the maturities and sales of securities available-for-sale. The primary uses of funds for 2008 were $265.2 million in purchases of securities available-for-sale and $1.1 million of sales proceeds from securities purchased from Harris N.A. under agreement to resell and $18.4 million and $5.6 million in Preferred Share dividends and Common Stock dividends paid, respectively. In 2007, the primary uses of funds were $358.7 million in purchases of securities available-for-sale and $23 million and $511 thousand in preferred stock dividends and common stock dividends paid, respectively.

Accounting Pronouncements

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. Although most of the provisions are elective, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations. The Company did not elect to adopt the fair value option for financial instruments recorded in the Company’s Consolidated Statement of Condition on January 1, 2008.

The Company adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement provides guidance for using fair value to measure assets and liabilities. It clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. SFAS 157 applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operations. The FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 upon issuance and, as a result, the Company delayed adopting the provisions of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis. The FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. The FSP clarifies the application of the Statement in a market that is not active and identifies key considerations. The Company adopted FSP 157-3 upon issuance.

Other Matters

As of December 31, 2008, the Company believes that it is in full compliance with the REIT tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, the Company had $4.3 million invested in Notes, a decrease of $1 million from December 31, 2007. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31,2008, the Company held $488 million in mortgage-backed securities compared to $369 million at December 31, 2007. At December 31, 2008, the Company did not have any U.S. Treasury Securities. At December 31, 2007 the Company had $100 million in U.S. Treasury Securities. At December 31, 2008, the Company held an investment of $5.9 million in securities purchased from the Bank under agreement to resell compared to $16.5 million at December 31, 2007. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

The following table stratifies the Company’s available-for-sale securities by maturity date:

	Year Ending December 31,							Fair Value at
	2009	2010	2011	2012	2013	Thereafter	Total	December 31, 2008

Mortgage-Backed
Amortized cost	$43,936	$41,881	$22,902	$—	$18,237	$350,721	$477,677	$488,282
Average Yield	4.10%	4.57%	4.00%	—	4.00%	4.85%	4.68%

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

Disclosure Controls and Procedures

As of December 31, 2008, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that these disclosure controls and procedures are effective to ensure that material information for the Company required to be included in this Report has been made known to them in a timely fashion.

Management’s Report on Internal Control over Financial Reporting

The management of Harris Preferred Capital Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Harris Preferred Capital Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting using the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules (229.308T) of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists of five members. The Company does not anticipate that it will require any employees because it has retained the Bank to perform certain functions pursuant to the Advisory Agreement described above. Each officer of the Company currently is also an officer of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank’s affiliates. None of the officers, directors or employees of the Company will have a direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets.

Pursuant to terms of the Preferred Shares, the Company’s Independent Directors (as defined in Item 13 (c) below) will consider the interests of the holders of both the Preferred Shares and the Common Stock in determining whether any proposed action requiring their approval is in the best interests of the Company.

The persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held

Paul R. Skubic	60	Chairman of the Board, President
Pamela C. Piarowski	49	Chief Financial Officer, Treasurer
Margaret M. Sulkin	50	Assistant Treasurer
Delbert J. Wacker	77	Director
David J. Blockowicz	66	Director
Forrest M. Schneider	61	Director
Frank M. Novosel	62	Director

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

Ms. Piarowski, has been Chief Financial Officer of the Company since May 31, 2006 and Treasurer since 2008, although she previously served as Chief Financial Officer of the Company and Senior Vice-President and Chief Financial Officer of Harris Bankcorp, Inc. from June 2001 through July 2003. In 2003, she was appointed Vice-President, Financial Performance Management, Bank of Montreal. In April, 2006 she was appointed Vice-President and Chief Financial Officer, BMO US. She is a certified public accountant.

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

Mr. Blockowicz has been a director of the Company since inception, Janaury 2, 1998. Mr. Blockowicz is a certified public accountant and is a partner with Blockowicz & Tognocchi LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990.

Mr. Schneider has been a director of the Company since 2000. Mr. Schneider is President and Chief Executive Officer of Lane Industries, Inc. Mr. Schneider is a director of Lane Industries. He has been employed by Lane

Industries since 1976. He is a graduate of the University of Illinois where he received his B.S. and masters degree in finance.

Mr. Novosel has been a director of the Company since inception, January 2, 1998. Mr. Novosel was a Vice President in the Treasury Group of the Bank from 1995 and served as Treasurer of the Company until his retirement from the Bank in November, 2008. Previously, he served as Treasurer of Harris Bankcorp, Inc. Mr. Novosel is a Chartered Financial Analyst and a member of the CFA Society of Chicago.

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

Audit Committee

The Board of Directors of the Company has established an audit committee, with an approved Audit Committee Charter, which will review the engagement of an independent registered public accounting firm and review their independence. The Audit Committee will also review the adequacy of the Company’s internal accounting controls. The Audit Committee is comprised of Delbert J. Wacker, David J. Blockowicz and Forrest M. Schneider. David J.Blockowicz is the chairperson of the Audit Committee. The Company’s Board of Directors has determined that each member of the Audit Committee is an Audit Committee financial expert as defined in rules of the Securities and Exchange Commission. Each Audit Committee member is an Independent Director (as defined in Item 13 (c) below).

Investment Committee

In November 2008, the Board of Directors of the Company established an Investment Committee, with an approved Investment Committee Charter, which will assist the Board of Directors in discharging its oversight responsibilities in reviewing the Company’s investment policies, strategies, transactions and performance, and in overseeing the Company’s capital and financial resources. The Investment Committee is required to be composed of at least two members of the Board of Directors, with one appointed chairperson. The Investment Committee is comprised of the Committee chairperson, Frank M. Novosel and Paul R. Skubic.

Compensation of Directors

The Company pays Directors who are not currently officers of the Bank or its affiliates (“Non Bank Director”) and Independent Directors (as defined in Item 13 (c) below) fees for their services as directors. For the Company’s 2008 fiscal year, Non Bank directors and Independent Directors received a fee of $3,000 per quarter, and $4,000 per quarter for services to the Investment Committee. Directors also received $1,000 for each meeting of the Board of Directors and Audit Committee that they attended. The following table shows the compensation received. The

Company has not paid and does not currently intend to pay any compensation to directors who are not Independent Directors or to Non Bank Directors or who are active Bank officers.

					Non-Qualified
				Non-Equity	Deferred
	Fees Earned	Stock	Option	Incentive Plan	Compensation	All Other
	or Paid in	Awards	Awards	Compensation	Earnings	Compensation
Name	Cash	($)	($)	($)	($)	($)	Total

Delbert J. Wacker *	$20,000	—	—	—	—	—	$20,000
David J. Blockowicz *	20,000	—	—	—	—	—	20,000
Forrest M. Schneider *	20,000	—	—	—	—	—	20,000
Frank M. Novosel **	9,000	—	—	—	—	—	9,000

	$69,000	—	—	—	—	—	$69,000

*	Represents $16,000 in compensation received as Independent Director and $4,000 in compensation received as an Audit Committee Member.

**	Represents $4,000 in compensation received as a Non Bank Director and $5,000 in compensation received as an Investment Committee Member following his retirement from the Company and the Bank in November, 2008.

The Company has adopted a code of ethics for its senior officers, including the executive officers, which is filed as an Exhibit hereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed with respect to the year ended December 31, 2008, the Company believes that all ownership reports were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has not paid and does not currently intend to pay any compensation to its officers or employees or to directors who are not Independent Directors or Non Bank Directors or who are active Bank officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security ownership of certain beneficial owners

No person owns of record or is known by the Company to own beneficially more than 5% of the outstanding 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A.

(b)	Security Ownership of Management

The following table shows the ownership as of March 31, 2009 of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the officers or directors who own any such shares.

	Name of	Amount of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class

Preferred Stock	Paul R. Skubic	8,625 Shares	.033%
Preferred Stock	Forrest Schneider	8,265 Shares	.032%
Preferred Stock	David J. Blockowicz	2,900 Shares	.011%
Preferred Stock	Frank M. Novosel	3,500 Shares	.013%
Preferred Stock	Delbert Wacker	3,000 Shares	.011%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with Related Persons

The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the Common Stock of the Company. Paul R. Skubic, Chairman of the Board of the Company, and all of its executive officers, Pamela C. Piarowski, and Margaret M. Sulkin, are also officers of the Bank.

A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2008, the Company received repayments on the Notes of $1.1 million compared to 2007 repayments of $1.2 million. In years ended December 31, 2008, 2007 and 2006, the Bank paid interest on the Notes in the amount of $302 thousand, $364 thousand and $466 thousand, respectively, to the Company.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2008, the Company held $5.9 million of such assets and had earned $1 million of interest from the Bank during 2008. At December 31, 2007, the Company held $16.5 million of such assets and earned $3.9 million of interest for 2007. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this Report. In 2008, the Bank received payments of $15 thousand and $208 thousand, respectively, compared to $18 thousand and $119 thousand for 2007, under the terms of these agreements.

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

The Charter of the Company defines an “Independent Director” as one who is not a current officer or employee of the company or a current director, officer or employee of the Bank or of its affiliates. In addition, pursuant to the Charter, so long as the Preferred Shares are listed for trading on the New York Stock Exchange, a director shall not be deemed to be an “Independent Director” unless he or she meets the applicable requirements for independence as set forth under New York Stock Exchange rules and regulations.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the year ended December 31, 2008, the Company’s principal accountant billed $65 thousand for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings. For the year ended December 31, 2007, the Company’s principal accountant billed $62 thousand for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the Company’s financial statements outside of those fees disclosed above under “Audit Fees” for the years ended December 31, 2008 and 2007.

Tax Fees

There were no fees billed for tax-related services for the years ended December 31, 2008 and 2007.

All Other Fees

There were no other fees billed to the Company by the Company’s principal accountants other than those disclosed above for the years ended December 31, 2008 and 2007.

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

(3) Exhibits:

*3(a)(I)	Articles of Incorporation of the Company, as amended
**3(b)	Bylaws of the Company
***4	Specimen of certificate representing Series A Preferred Shares
***10(a)	Form of Servicing Agreement between the Company and the Bank
***10(b)	Form of Advisory Agreement between the Company and the Bank
***10(c)	Form of Bank Loan Agreement between the Company and the Bank
***10(d)	Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14	Code of Ethics for Senior Officers (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
24	Power of attorney
31.1	Certification of Pamela C. Piarowski pursuant to Rule 13a — 14(a)
31.2	Certification of Paul R. Skubic pursuant to Rule 13a — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

**	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated March 4, 2009.

***	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

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

Harris N.A

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2009.

/s/  PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President

/s/  PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 31st day of March 2009.

David J. Blockowicz	Forrest M. Schneider
Frank M. Novosel	Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact

Supplemental Information

No proxy statement will be sent to security holders in 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Harris Preferred Capital Corporation

We have audited the accompanying consolidated balance sheets of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

March 31, 2009
Chicago, Illinois

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	December 31
	2008	2007
	(In thousands, except share data)

ASSETS
Cash on deposit with Harris N.A	$816	$356
Securities purchased from Harris N.A. under agreement to resell	5,863	16,509
Total cash and cash equivalents	$6,679	$16,865
Notes receivable from Harris N.A.	4,284	5,335
Securities available-for-sale, at fair value
Mortgage-backed	488,282	369,244
U.S. Treasury	—	99,950
Other assets	1,885	1,529

Total assets	$501,130	$492,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$112	$129
Deferred tax liabilities	774	—
Dividends payable	—	3,000

Total liabilities	$886	$3,129

Commitments and contingencies	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value);
liquidation value of $250,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000
Common stock ($1 par value); 1,000 shares authorized, issued and outstanding	1	1
Additional paid-in capital	240,733	240,733
Earnings in excess of (less than) distributions	(322)	67
Accumulated other comprehensive income (loss) — net unrealized gains (losses) on available-for-sale securities	9,832	(1,007)

Total stockholders’ equity	$500,244	$489,794

Total liabilities and stockholders’ equity	$501,130	$492,923

Harris Preferred Capital Corporation

Consolidated Statements of Income
and Comprehensive Income

	For the Years Ended December 31
	2008	2007	2006
	(In thousands)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$963	$3,950	$4,132
Notes receivable from Harris N.A.	302	364	466
Securities available-for-sale:
Mortgage-backed	20,011	17,929	16,475
U.S. Treasury	20	281	369

Total interest income	$21,296	$22,524	$21,442
Operating expenses:
Loan servicing fees paid to Harris N.A.	15	18	23
Advisory fees paid to Harris N.A.	208	119	127
General and administrative	374	300	342

Total operating expenses	$597	$437	$492

Net income	$20,699	$22,087	$20,950
Preferred stock dividends	18,438	18,438	18,438

Net income available to common stockholder	$2,261	$3,649	$2,512

Basic and diluted earnings per common share	$2,261	$3,649	$2,512

Net income	$20,699	$22,087	$20,950
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of deferred state taxes	$10,839	$7,047	$2,932
Less reclassification adjustment for realized (gains) losses included in net income	$—	$—	$—

Comprehensive income	$31,538	$29,134	$23,882

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008, 2007 and 2006

				(Distributions in
				Excess of	Accumulated
			Additional	Earnings) Earnings	Other	Total
	Preferred	Common	Paid-in	in Excess of	Comprehensive	Stockholders’
	Stock	Stock	Capital	Distributions	Income(Loss)	Equity
	(In thousands except per share data)

Net income	$—	$—	$—	$20,950	$—	$20,950
Other comprehensive income	—	—	—	—	2,932	2,932
Dividends declared on common stock ($2,581 per share)	—	—	—	(2,581)	—	(2,581)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2006	$250,000	$1	$240,733	$(71)	$(8,054)	$482,609

Net income	$—	$—	$—	$22,087	$—	$22,087
Other comprehensive income	—	—	—	—	7,047	7,047
Dividends declared on common stock ($3,511 per share)	—	—	—	(3,511)	—	(3,511)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2007	$250,000	$1	$240,733	$67	$(1,007)	$489,794

Net income	$—	$—	$—	$20,699	$—	$20,699
Other comprehensive income	—	—	—	—	10,839	10,839
Dividends declared on common stock ($2,650 per share)	—	—	—	(2,650)	—	(2,650)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2008	$250,000	$1	$240,733	$(322)	$9,832	$500,244

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2008	2007	2006
	(In thousands)

Operating Activities:
Net income	$20,699	$22,087	$20,950
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in other assets	(356)	139	(181)
Net (decrease) increase in accrued expenses	(17)	9	(9)

Net cash provided by operating activities	$20,326	$22,235	$20,760

Investing Activities:
Repayments of notes receivable from Harris N.A.	1,051	1,177	2,172
Purchases of securities available-for-sale	(265,238)	(358,745)	(418,311)
Proceeds from maturities/redemptions of securities available-for-sale	257,763	360,620	405,725

Net cash (used in) provided by investing activities	$(6,424)	$3,052	$(10,414)

Financing Activities:
Cash dividends paid on preferred stock	$(18,438)	$(23,049)	$(13,827)
Cash dividends paid on common stock	(5,650)	(511)	(2,581)

Net cash used in financing activities	$(24,088)	$(23,560)	$(16,408)

Net (decrease) increase in cash on deposit with Harris N.A.	$(10,186)	$1,727	$(6,062)
Cash and cash equivalents with Harris N.A. at beginning of year	16,865	15,138	21,200

Cash and cash equivalents with Harris N.A. at end of year	$6,679	$16,865	$15,138

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Allowance for Loan Losses

The allowance for probable loan losses is maintained at a level considered adequate to provide for probable loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management’s estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2008 and 2007, no allowance for loan losses was recorded under this policy.

Income Taxes

The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax because assets, income distribution and stock ownership tests in Code Sections 856-860 are met. Accordingly, no provision for federal income taxes is included in the accompanying financial statements. Beginning January 1, 2009 the Company expects to be classified as a “captive” REIT for Illinois tax purposes. As a captive REIT, the Company will not claim a deduction for dividends paid and will accrue Illinois income tax on Illinois taxable income. At December 31, 2008 the Company has provided $774,000 of deferred Illinois taxes on unrealized holdings gains recognized in comprehensive income.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

The REIT Modernization Act, which took effect on January 1, 2001, modified certain provisions of the Code with respect to the taxation of REITs. A key provision of this tax law change reduced the required level of distributions by a REIT from 95% to 90% of ordinary taxable income.

At December 31, 2008, the Company recorded deferred state income taxes related to unrealized holding gains in its investment portfolio. These taxes would be payable in future periods, assuming such gains were realized.

Securities

The Company classifies all securities as available-for-sale, even if the Company has no current plans to divest. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity net of related tax effects.

Interest income on securities, including amortization of discount or premium on an effective yield basis, is included in earnings. Realized gains and losses, as a result of securities sales, are included in gain or loss on sale of securities in the consolidated statement of income, with the cost of securities sold determined on the specific identification basis.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term assets and are reflected as securities purchased under agreement to resell in the consolidated balance sheet. Securities purchased under agreement to resell totaled $5.9 million at December 31, 2008 compared to $16.5 million at December 31, 2007. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company’s account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company’s interest in these securities.

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

New Accounting Pronouncements

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. Although most of the provisions are elective, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The adoption of this Statement did not have a material effect on the Company’s financial position or results of operations. The Company did not elect to adopt the fair value option for financial instruments recorded in the Company’s Consolidated Statement of Condition on January 1, 2008.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

The company adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement provides guidance for using fair value to measure assets and liabilities. It clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. SFAS 157 applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operations. The FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted FSP 157-2 upon issuance and, as a result, the Company delayed adopting the provisions of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis. The FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. The FSP clarifies the application of the Statement in a market that is not active and identifies key considerations. The company adopted FSP 157-3 upon issuance.

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

On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Securing Mortgage Loans. During 2008, the Company received repayments on the Notes of $1.1 million compared to 2007 repayments of $1.2 million. For years ended December 31, 2008, 2007 and 2006, the Bank paid interest on the Notes in the amount of $302 thousand, $364 thousand and $466 thousand, respectively, to the Company.

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

The balance of Securing Mortgage Loans at December 31, 2008 and 2007 was $5.4 million and $6.8 million, respectively. The weighted average interest rate on those loans at December 31, 2008 and 2007 was 6.7% and 7.4%, respectively.

None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2008 or 2007.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in Illinois is, in part, dependent on that state’s economy. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $3.2 million at December 31, 2008 and $4.4 million at December 31, 2007.

4.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2008				December 31, 2007
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Available-for-Sale Securities
Mortgage-backed	$477,678	$10,720	$116	$488,282	$370,251	$2,053	$3,061	$369,243
U.S. Treasury Bills	—	—	—	—	99,950	—	—	99,950

Total Securities	$477,678	$10,720	$116	$488,282	$470,201	$2,053	$3,061	$469,193

The following table summarizes mortgage-backed securities with unrealized losses as of December 31, 2008 and 2007, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. As of December 31, 2008 there was 1 security that was in a loss position for 12 or more months. Management believes that all of the unrealized losses are temporary, due to the unrealized losses on investments in mortgage-backed securities and U.S. Treasuries being caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There were no reclassification adjustments made as of December 31, 2008.

December 31, 2008

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Mortgage-backed	35,618	112	16,937	4	52,555	116

Total	$35,618	$112	$16,937	$4	$52,555	$116

December 31, 2007

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

U.S. Treasury bills	$99,950	$—	$—	$—	$99,950	$—
Mortgage-backed	—	—	260,363	3,061	260,363	3,061

Total	$99,950	$—	$260,363	$3,061	$360,313	$3,061

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices. Level 2 relies on internal models using observable market information as inputs, and Level 3 relies on internal models without observable market information. The Company has investments in mortgage-backed securities that are classified in Level 2, of the fair value hierarchy. The valuations of assets that are measured at fair value on a recurring basis at December 31, 2008 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	12/31/08	Level 1	Level 2	Level 3
			(In thousands)

Available-for-sale securities	$488,282	$—	$488,282	$—

The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Amortized	Fair
	Cost	Value

Maturities:
Within 1 year	$43,936	$43,977
1 to 5 years	83,021	83,702
5 to 10 years	143,490	147,467
Over 10 years	207,231	213,136

Total Securities	$477,678	$488,282

5.	Common and Preferred Stock

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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends declared to the holders of the Preferred Shares for the years ended December 31, 2008 and 2007 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2008 and 2007 were 100% of ordinary income.

On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. On September 15, 2008, the Company paid a cash dividend of $650 thousand declared on September 3, 2008 on the outstanding common shares to the stockholder of record on September 15, 2O08. The Company made the election

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

under Internal Revenue Code Section 858(a) to treat this dividend as having been paid in 2007. On December 30, 2008, the Company paid a cash dividend of $2 million declared on December 2, 2008 on the outstanding common shares to the stockholder of record on December 15, 2008. On January 4, 2008, the Company paid a cash dividend of $3 million declared on December 21, 2007 on the outstanding common shares to the stockholder of record on December 28, 2007. In accordance with Internal Revenue Code Section 857(b)(9), this dividend was deemed to have been paid on December 31, 2007. On September 12, 2007, the Company paid a cash dividend of $511 thousand declared on August 29, 2007 on the outstanding common shares to the stockholder of record on September 1, 2007. The Company made the election under Internal Revenue Code section 857(a) to treat this dividend as having been paid in 2006.

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

The Advisory Agreement in effect for 2008, 2007 and 2006 entitled the Bank to receive advisory fees of $208 thousand, $119 thousand, and $127 thousand, respectively for processing, recordkeeping, legal, management and other services.

The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the “Servicing Agreement”). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2008, 2007, and 2006 the Bank received payments of $15 thousand, $18 thousand and $23 thousand, respectively.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2008, the Company held $5.8 million of such assets and had earned $963 thousand of interest from the Bank during 2008. At December 31, 2007, the Company held $16.5 million of such assets and earned $3.9 million of interest for 2007. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

7.	Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in Mortgage Assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

8.	Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2008 and 2007, there was no pending litigation against the Company.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

9.	Quarterly Financial Information (unaudited)

The following table sets forth selected quarterly financial data for the Company:

	Year Ended December 31, 2008				Year Ended December 31, 2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

Total interest income	$5,406	$5,367	$5,274	$5,250	$5,618	$5,699	$5,715	$5,492
Total operating expenses	141	129	134	193	116	87	95	139

Net income	$5,265	$5,238	$5,140	$5,057	$5,502	$5,612	$5,620	$5,353
Preferred dividends	4,609	4,609	4,610	4,610	4,609	4,609	4,609	4,611

Net income available to common stockholder	$656	$629	$530	$447	$893	$1,003	$1,011	$742

Basic and diluted earnings per common share	$656	$629	$530	$447	$893	$1,003	$1,011	$742

10. Subsequent Event — Common Stock Issuance

On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Company Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company entered into a contribution agreement with HCH pursuant to which the Company agreed to issue and sell 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash. HCH acquired the shares on March 5, 2009 and continues to own 100% of the shares of the Company’s Common Stock. The Company intends to utilize proceeds from the common stock issuance for general corporate purposes and to acquire assets in a manner consistent with Company investment guidelines.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2008 Compared to 2007

Summary

For 2008 the Bank reported a net loss of $103.2 million, a decrease of $246.4 million from 2007’s net income of $143.2 million, reflecting a higher provision for credit losses and the impact of credit markets.

Net interest income was $986.0 million, up $150.5 million or 18 percent, driven by the positive impact of the declining interest rate environment on borrowing costs, improvement in interest rate sensitive businesses, and the additional revenue from the acquisition of Wisconsin based Ozaukee Bank and Merchants and Manufacturers Bancorporation, Inc. in February 2008 (Note 23). Excluding the $50.2 million of net interest income associated with the Wisconsin acquisitions, net interest income was up $100.3 million or 12 percent. Average earning assets grew 5.0 percent or $2.0 billion from $38.2 billion in 2007 to $40.2 billion in the current year, primarily attributable to an increase of $1.8 billion in average Federal Reserve Bank deposits as higher loan balances from the Wisconsin acquisitions and organic loan growth were more than offset by a decrease of $1.9 billion in the investment securities portfolio. Net interest margin increased to 2.56 percent in 2008 from 2.30 percent in 2007, primarily reflecting the decline in short-term market interest rates and the resulting cost for certain interest bearing deposits. This was partially offset by growth in lower-yield interest bearing deposits at the Federal Reserve Bank.

The provision for loan losses was $589.1 million in 2008 compared to $90.0 million in 2007. This reflects higher economic impairment primarily attributable to the impact of a worsening economic environment, particularly the residential real estate related sectors. Net loan charge-offs during the current year were $414.1 million compared to $49.6 million in the same period last year.

Non-interest income was $463.3 million, an increase of $51.1 million or 12.4 percent. This was primarily attributable to a $45.3 million increase in equity security gains largely due to our participation in the Visa initial public offering (Note 26), higher net gains on securities available for sale of $9.7 million, a $5.9 million increase in deposit service charges and fees, and $11.1 million additional income from the Wisconsin acquisitions. This was partially offset by a decrease of $5.7 million in trust and investment management fees.

Non-interest expenses were $1,059.7 million, an increase of $67.2 million or 6.8 percent, largely driven by $76.8 million of operating and integration costs associated with the Wisconsin acquisitions and $21.8 million of charges related to auction rate securities held by customers (Note 2). These costs were partially offset by $21.4 million related to the 2007 restructuring charge (Note 25) and a $16.3 million net reversal of Visa indemnification charges in 2008 compared to a $34 million charge in 2007 (Note 26). Excluding all of these items, expenses increased $40.3 million or 4.3 percent from 2007, reflecting growth to support increased business activities.

Nonperforming loans at December 31, 2008 totaled $318.0 million or 1.20 percent of total loans, compared to $292.3 million or 1.15 percent a year earlier. At December 31, 2008, the allowance for loan losses was $574.2 million, equal to 2.18 percent of loans outstanding compared to $367.5 million or 1.44 percent of loans outstanding at the end of 2007. The ratio of the allowance for loan losses to nonperforming loans was 180.6 percent at December 31, 2008 compared to 125.7 percent at December 31, 2007.

At December 31, 2008, consolidated stockholder’s equity of the Bank amounted to $3.9 billion, up slightly from $3.8 billion at December 31, 2007. In 2008, the Bank issued $16.3 million of common stock while $12.1 million was issued in 2007. Return (loss) on equity was (2.51) percent for the year, compared to 4.56 percent last year. Return (loss) on assets was (0.23) percent compared to 0.39 percent a year ago. The Bank declared and paid $38.0 million in dividends on common stock in 2008 compared to $75.0 million declared and paid in 2007.

At December 31, 2008, Tier 1 capital of the Bank amounted to $3.6 billion, up from $3.5 billion one year earlier. The Bank’s December 31, 2008 Tier 1 and total risk-based capital ratios were 10.57 percent and 12.69 percent compared to respective ratios of 10.66 percent and 12.66 percent at December 31, 2007. The regulatory leverage capital ratio was 7.24 percent at December 31, 2008 compared to 8.41 percent at December 31, 2007. The Bank’s capital ratios exceed the prescribed regulatory minimum for banks and meet the criteria of “well capitalized” under the regulatory framework.

2007 Compared to 2006

Summary

The Bank had 2007 net income of $143.2 million, a decrease of $64.7 million from $207.9 million or 31.1 percent from 2006.

Net interest income was $835.5 million, down $2.5 million from $838.0 million in 2006. In January 2007 the Bank acquired FNBT. Excluding approximately $37.7 million of net interest income associated with FNBT, net interest income decreased $40.2 million or 4.8 percent. Average interest earning assets grew 7.6 percent or $2.7 billion from $35.5 billion to $38.2 billion in the current year primarily attributable to an increase of $2.6 billion in average U.S. Government Agencies. Net interest margin decreased from 2.45 percent in 2006 to 2.30 percent in 2007. This decline primarily reflects a flat yield curve thereby reducing spreads on earning assets and related funding and a greater reliance on higher interest-bearing deposits and wholesale funding. This was partially offset by growth in volume of and improved yield on securities available for sale, particularly U.S. government agencies.

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

Non-interest income was $412.2 million, a $5.4 million or 1.3 percent decrease from 2006. Excluding approximately $13.9 million of non-interest income associated with FNBT, non-interest income decreased $19.3 million or 4.6 percent. This decline was primarily attributable to lower net securities gains ($29.5 million) and syndication fees ($14.6 million). These decreases were largely offset by a $13.4 million increase in trust and investment management fees, due primarily to $5.0 million from the FNBT purchase and $4.5 million in mutual fees from a new strategic alliance started in May 2006, and an $8.9 million increase in bank-owned insurance due to death benefits received and asset growth.

Non-interest expenses were $992.5 million, an increase of $51.7 million or 5.5 percent from last year. Excluding approximately $49.5 million of non-interest expenses associated with FNBT, $34.0 million of the Visa indemnification charge (Note 26) and $18.8 million related to the restructuring charge recorded in 2007, expenses decreased $50.5 million or 5.4 percent from the same period in 2006. The decrease primarily reflects the effects of the restructuring initiative on current business activities (Note 25), largely in salaries and other compensation. Other non-interest expense decreases included a decline of $18.2 million in inter-company services costs and a decrease of $5.0 in marketing costs. These decreases were partially offset by an $8.3 million increase in outside information processing, a $6.2 million increase in net occupancy costs and an increase of $4.1 million in the amortization of intangibles due to the transfer of core deposits from Harris Bankcorp to Harris NA. Income tax expense decreased $63.2 million, reflecting lower pretax income in 2007.

Nonperforming loans at December 31, 2007 totaled $292.3 million or 1.15 percent of total loans, compared to $158.9 million or 0.63 percent a year earlier. At December 31, 2007, the allowance for loan losses was $367.5 million, equal to 1.44 percent of loans outstanding compared to $322.7 million at the end of 2006, equal to 1.27 percent of loans outstanding. The ratio of the allowance for loan losses to nonperforming loans was 125.7 percent at December 31, 2007 compared to 203.1 percent at December 31, 2006.

At December 31, 2007, consolidated stockholder’s equity of the Bank amounted to $3.8 billion, up from $3.4 billion at December 31, 2006. In 2007, the Bank issued 1,211,400 shares of common stock to Bankcorp in consideration for a $292.4 million cash capital infusion to support certain business initiatives. Return on equity (“ROE”) was 4.56 percent in the current year compared to 6.47 percent in the prior year. Return on assets (“ROA”) was 0.39 percent compared to 0.53 percent a year ago. The Bank paid $75 million in dividends on common stock in 2007 compared to $72 million in the prior year.

The Bank’s regulatory leverage capital ratio was 8.41 percent at December 31, 2007 compared to 8.06 percent at December 31, 2006. Regulators require most banking institutions to maintain leverage capital ratios of not less than 4.0 percent. At December 31, 2007, the Bank’s Tier 1 and total risk-based capital ratios were 10.66 percent and 12.66 percent, respectively, compared to respective ratios of 9.69 percent and 11.49 percent at December 31, 2006.

Independent Auditors’ Report

The Stockholder and Board of Directors
Harris N.A.:

We have audited the accompanying consolidated statements of condition of Harris N.A. (an indirect wholly-owned subsidiary of Bank of Montreal) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of Harris N.A.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris N.A. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
March 31, 2009

Harris N.A. and Subsidiaries

Consolidated Statements of Condition

	December 31
	2008	2007
	(In thousands except share date)

Assets
Cash and demand balances due from banks	$1,072,255	$1,179,134
Money market assets:
Interest-bearing deposits at banks ($24.7 billion held at Federal Reserve Bank at December 31, 2008)	26,031,291	949,803
Federal funds sold and securities purchased under agreement to resell	182,063	1,520,183

Total cash and cash equivalents	$27,285,609	$3,649,120
Securities available-for-sale at fair value (amortized cost of $9.2 billion and $9.3 billion at December 31, 2008 and December 31, 2007, respectively)	9,283,283	9,288,595
Trading account assets and derivative instruments	1,367,833	288,785
Loans, net of unearned income	26,396,381	25,534,487
Allowance for loan losses	(574,224)	(367,525)

Net loans	$25,822,157	$25,166,962
Loans held for sale	29,544	62,695
Premises and equipment	533,516	485,510
Bank-owned insurance	1,304,315	1,246,156
Goodwill and other intangible assets	779,444	544,525
Other assets	900,354	747,935

Total assets	$67,306,055	$41,480,283

Liabilities
Deposits in domestic offices — noninterest-bearing	$28,059,575	$6,478,464
— interest-bearing (includes $77.7 million measured at fair value at December 31, 2008)	24,374,034	21,905,547
Deposits in foreign offices — interest-bearing	920,235	1,149,167

Total deposits	$53,353,844	$29,533,178
Federal funds purchased	78,525	182,625
Securities sold under agreement to repurchase	3,501,758	1,613,529
Short-term borrowings	359,476	707,540
Short-term senior notes	75,000	80,000
Accrued interest, taxes and other expenses	247,825	257,415
Accrued pension and post-retirement	171,933	88,415
Other liabilities	631,487	589,989
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000
Long-term notes — senior	2,096,500	2,096,500
Long-term notes — subordinated	292,750	292,750
Long-term notes — secured	2,375,000	2,000,000

Total liabilities	$63,434,098	$37,691,941

Stockholder’s Equity
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 17,149,512 and 15,514,761 shares at December 31, 2008 and December 31, 2007, respectively	$171,495	$155,148
Surplus	2,172,029	1,780,609
Retained earnings	1,734,472	1,879,907
Accumulated other comprehensive loss	(206,039)	(27,322)

Total stockholder’s equity	$3,871,957	$3,788,342

Total liabilities and stockholder’s equity	$67,306,055	$41,480,283

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Income

	For The Years Ended December 31
	2008	2007	2006
	(In thousands)

Interest Income
Loans	$1,452,034	$1,627,545	$1,572,148
Money market assets:
Deposits at banks	30,469	21,839	14,497
Federal funds sold and securities purchased under agreement to resell	16,326	41,554	36,362
Trading account assets	20,338	8,473	10,085
Securities available-for-sale:
U.S. Treasury and federal agency	246,674	447,558	297,007
State and municipal	52,387	37,162	23,651
Other	19,473	25,837	22,060

Total interest income	$1,837,701	$2,209,968	$1,975,810

Interest Expense
Deposits	$609,830	$978,470	$741,873
Short-term borrowings	61,295	238,924	307,646
Short-term senior notes	15,483	21,251	17,106
Long-term notes — senior	68,190	86,400	36,662
Long-term notes — subordinated	10,795	17,154	16,063
Long-term notes — secured	67,621	13,825	—
Noncontrolling interest — dividends on preferred stock of subsidiary	18,438	18,438	18,437

Total interest expense	$851,652	$1,374,462	$1,137,787

Net Interest Income	$986,049	$835,506	$838,023
Provision for loan losses	589,108	90,000	21,698

Net Interest Income after Provision for Loan Losses	$396,941	$745,506	$816,325

Noninterest Income
Trust and investment management fees	$87,164	$92,827	$79,445
Net money market and bond trading income, including derivative activity	7,737	10,422	14,204
Foreign exchange	6,900	3,750	4,600
Service charges and fees	202,362	187,099	176,350
Equity securities gains, net	49,884	5,067	—
Net securities gains, other than trading	6,385	1,271	30,817
Bank-owned insurance	52,054	53,808	44,938
Letter of credit fees	16,035	18,682	19,035
Loan sale (losses) gains, net	(4,982)	3,689	1,834
Other	39,794	35,579	46,348

Total noninterest income	$463,333	$412,194	$417,571

Noninterest Expenses
Salaries and other compensation	$409,751	$364,110	$362,140
Pension, profit sharing and other employee benefits	103,887	110,490	110,760
Net occupancy	99,149	86,304	80,071
Equipment	69,137	64,525	63,688
Marketing	47,655	37,915	42,951
Communication and delivery	31,458	27,648	25,306
Professional fees	105,724	81,057	81,892
Outside information processing, database and network fees	39,927	34,548	25,068
FDIC Insurance	16,165	3,404	3,047
Intercompany services, net	20,384	39,672	57,847
Restructuring (reversal) charge	(2,664)	18,760	—
Visa indemnification (reversal) charge	(16,300)	34,000	—
Auction rate security charge	21,825	—	—
Other	85,772	64,391	66,468
Amortization of intangibles	27,865	25,627	21,521

Total noninterest expenses	$1,059,735	$992,451	$940,759

(Loss) income before income taxes	$(199,461)	$165,249	$293,137
Applicable income tax (benefit) expense	(96,219)	22,024	85,188

Net (Loss) Income	$(103,242)	$143,225	$207,949

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income

	For The Years Ended December 31
	2008	2007	2006
	(In thousands)

Net (loss) income	$(103,242)	$143,225	$207,949
Other comprehensive (loss) income:
Cash flow hedges:
Net unrealized loss on derivative instruments, net of tax benefit of $68,427 in 2008, $11,936 in 2007 and $2,715 in 2006	(127,075)	(22,170)	(6,137)
Less reclassification adjustment for losses included in net (loss) income, net of tax benefit of $5,090 in 2008, $4,787 in 2007 and $4,129 in 2006	9,452	8,889	7,030
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost, net of tax (benefit) expense of ($54,953) in 2008, $26,774 in 2007 and $0 in 2006	(102,256)	49,724	—
Less reclassification adjustment for amortization included (loss) in net income, net of tax expense of $431 in 2008, $2,865 in 2007 and $0 in 2006	800	5,320	—
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period, net of tax expense of $24,931 in 2008, $15,814 in 2007 and $19,498 in 2006	47,283	29,380	32,647
Less reclassification adjustment for realized gains included in net (loss) income, net of tax expense of $3,835 in 2008, $445 in 2007 and $12,019 in 2006	(7,121)	(826)	(18,798)

Other comprehensive (loss) income	$(178,917)	$70,317	$14,742

Comprehensive (loss) income	$(282,159)	$213,542	$222,691

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Statements of Changes in Stockholder’s Equity

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholder’s
	Stock	Surplus	Earnings	Loss	Equity
	(In thousands except per share data)

Balance at December 31, 2005	$140,164	$1,327,828	$1,675,548	$(69,987)	$3,073,553
Stock option exercise	—	2,743	—	—	2,743
Tax benefit from stock option exercise	—	11,820	—	—	11,820
Net income	—	—	207,949	—	207,949
Dividends — ($5.17 per common share)	—	—	(72,000)	—	(72,000)
Issuance of common stock and contribution to capital surplus	2,870	147,130	—	—	150,000
Other comprehensive income	—	—	—	14,742	14,742
Adoption to initially apply SFAS No. 158, net of tax of $22,446	—	—	—	(42,394)	(42,394)

Balance at December 31, 2006	$143,034	$1,489,521	$1,811,497	$(97,639)	$3,346,413
Stock option exercise	—	1,601	—	—	1,601
Tax benefit from stock option exercise	—	7,464	—	—	7,464
Net income	—	—	143,225	—	143,225
Dividends — ($4.84 per common share)	—	—	(75,000)	—	(75,000)
Other comprehensive income	—	—	—	70,317	70,317
Issuance of common stock and contribution to capital surplus	12,114	280,286	—	—	292,400
Adoption to initially apply FIN 48	—	1,737	185	1,922

Balance at December 31, 2007	$155,148	$1,780,609	$1,879,907	$(27,322)	$3,788,342
Stock option exercise	—	1,972	—	—	1,972
Tax benefit from stock option exercise	—	1,779	—	—	1,779
Net loss	—	—	(103,242)	—	(103,242)
Dividends — ($2.37 per common share)	—	—	(38,000)	—	(38,000)
Other comprehensive loss	—	—	—	(178,917)	(178,917)
Issuance of common stock and contribution to capital surplus	16,347	387,669	—	—	404,016
Adoption to initially apply EITF 06-4	—	—	(313)	—	(313)
Adoption of measurement date provisions of SFAS No. 158, net of tax of $2,090	—	—	(3,880)	200	(3,680)

Balance at December 31, 2008	$171,495	$2,172,029	$1,734,472	$(206,039)	$3,871,957

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31
	2008	2007	2006

Operating Activities:
Net (loss) income	$(103,242)	$143,225	$207,949
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for loan losses	589,108	90,000	21,698
Depreciation and amortization, including intangibles	94,602	43,818	61,173
Deferred tax expense (benefit)	1,505	(47,618)	24,698
Tax benefit from stock options exercise	1,779	9,201	11,820
Other than temporary impairment on securities	4,571	—	—
Net gains on securities, other than trading	(10,956)	(1,271)	(30,817)
Net equity investments gains	(49,884)	(5,067)	—
Increase in bank-owned insurance	(39,359)	(43,937)	(40,753)
Net (increase) decrease in trading securities	(1,231,304)	(308,213)	486,822
Decrease (increase) in accrued interest receivable	42,695	36,873	(52,694)
(Decrease) increase in accrued interest payable	(25,945)	60,888	28,488
Increase (decrease) in other accrued expenses	(15,892)	(34,388)	19,907
Origination of loans held for sale	(417,250)	(366,363)	(271,446)
Proceeds from sale of loans held for sale	454,872	341,808	271,193
Net gains on loans held for sale	(4,471)	(3,689)	(1,834)
Net losses (gains) on sale of premises and equipment	399	(970)	—
Net losses on loans sold to affiliates	9,453	—	—
Recoveries on charged-off loans	48,160	32,039	26,171
Net change in due from parent	741	3,909	90,072
Net change in pension and post retirement benefits	(72,462)	6,790	8,437
Visa indemnification (reversal) charge	(16,300)	34,000	—
Other, net	12,346	(38,402)	62,291

Net cash (used in) provided by operating activities	$(726,834)	$(47,367)	$923,175

Investing Activities:
Proceeds from sales of securities available-for-sale	$1,263,951	$11,051,799	$3,357,587
Proceeds from maturities of securities available-for-sale	10,869,711	19,668,971	11,943,422
Purchases of securities available-for-sale	(11,805,326)	(28,908,032)	(19,365,471)
Net (increase) decrease in loans	(220,773)	651,383	(1,111,523)
Proceeds from loan participation to affiliates	472,477	—	—
Purchases of premises and equipment	(84,062)	(77,849)	(127,048)
Sales of premises and equipment	15,154	27,308	42,395
Proceeds from Visa redemption	37,800	—	—
Acquisition, net of cash acquired	(285,214)	(222,852)	—

Net cash provided by (used in) investing activities	$263,718	$2,190,728	$(5,260,638)

Financing Activities:
Net increase (decrease) in deposits	$22,182,025	$(1,539,038)	$4,485,763
Net increase (decrease) in Federal funds purchased and securities sold under agreement to repurchase	1,784,129	(2,371,213)	535,356
Net decrease in other short-term borrowings	(584,916)	(554,139)	(776,091)
Net decrease in short-term senior notes	(5,000)	(20,000)	(700,000)
Proceeds from issuance long-term notes — senior	—	1,100,000	746,500
Proceeds from issuance long-term notes — secured	375,000	2,000,000	—
Net proceeds from stock options exercise	1,972	1,601	2,743
Excess tax (expense) benefit from stock options exercise	(1,183)	(7,638)	1,030
Capital contributions for acquisitions	404,016	292,400	150,000
Cash dividends paid on common stock	(38,000)	(75,000)	(72,000)
Cash dividends paid on preferred stock	(18,438)	(23,049)	—

Net cash provided by (used in) financing activities	$24,099,605	$(1,196,076)	$4,373,301

Net increase in cash and cash equivalents	$23,636,489	$947,285	$35,838
Cash and cash equivalents at January 1	3,649,120	2,701,835	2,665,997

Cash and cash equivalents at December 31	$27,285,609	$3,649,120	$2,701,835

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$825,709	$1,350,610	$1,109,299
Income taxes	$92,410	$99,710	$116,617

Harris N.A. and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

	For The Years Ended December 31
	2008	2007	2006

Financing activity affecting assets and liabilities but not resulting in cash flows:
Net increase in assets and liabilities due to contribution of parent’s banking assets	$285,214	$222,852	$—
Supplemental Disclosures of Noncash Activities:
In 2008, the fair values of noncash assets acquired and liabilities assumed were $1.4 billion and $1.2 billion, respectively, in the acquisition of Merchants and Manufacturers Bancorporation, $812.8 million and $681.6 million, respectively, in the acquisition of Ozaukee Bank.

In 2007, the fair values of noncash assets acquired and liabilities assumed in the acquistion of First National Bank and Trust were $1.4 billion and $1.2 billion, respectively.
Noncash transfers to OREO totaled $10.0 million, $13.6 million and $3.5 million in 2008, 2007, and 2006, respectively.

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

The Bank provides banking, trust and other services domestically and internationally through the main banking facility and five active nonbank subsidiaries. The Bank provides a variety of financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; underwriting of municipal bonds; financial consulting; and personal trust and trust-related services.

Basis of accounting

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to practices within the banking industry.

Noncontrolling interest in subsidiary preferred stock

The Bank has a noncontrolling interest in preferred stock of a subsidiary. The subsidiary’s preferred stock is excluded from stockholder’s equity and recognized as a liability in the Consolidated Statements of Condition. Dividends on the preferred stock are recorded to interest expense.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Securities

The Bank classifies securities as either trading account assets or available-for-sale. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit. These assets consist primarily of municipal bonds and U.S. government securities. All other securities are classified as available-for-sale.

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

In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management’s determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: the extent of the unrealized loss; whether the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; management’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated. Management’s determination of impairment includes consideration of recent guidance from the Securities and Exchange Commission (“SEC”) and the Financial Accounting Standards Board (“FASB”) regarding clarification on fair value accounting. Declines in fair value of investment securities that are deemed to be other than temporary are charged to earnings, and a new cost basis is established.

Loans, loan fees and commitment fees

Loans held for investment are recorded at the principal amount outstanding, net of unearned income, deferred fees and deferred origination costs. Origination fees collected and origination costs incurred on commercial loans, loan commitments, mortgage loans, consumer loans and standby letters of credit (except loans held for sale) are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. At December 31, 2008 and 2007 the Bank’s Consolidated Statements of Condition included approximately $38 million and $39 million, respectively, of deferred origination costs net of deferred loan-related fees.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Written loan commitments on mortgage loans that the Bank intends to sell are accounted for as derivative instruments and recorded at fair value through earnings. In accordance with the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” the expected net future cash flows related to loan servicing are included in the fair value measurement of the written loan commitments.

Commercial and commercial real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the loan is in process of collection. Consumer real estate secured loans are generally placed on nonaccrual status when principal or interest is 90 days past due. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Bank expects to collect the entire principal balance of the loan. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Interest income on restructured loans is accrued according to the most recently agreed upon contractual terms.

Commercial and commercial real estate loans are charged off when, in management’s opinion, the loan is deemed uncollectible. Consumer installment loans are charged off when 120 days past due. Consumer revolving loans and real estate secured loans are charged off when they are 180 days past due. Consumer installment and consumer revolving loans are not normally placed on non-accrual status. Accrued interest on these loans is charged against interest income at the time of charge-off.

Commercial loan commitments and letters of credit are executory contracts and the notional balances are not reflected on the Bank’s Consolidated Statements of Condition. Fees collected are earned over the life of the facility.

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

The Bank accounts for impaired loans that are acquired in a transfer or business combination in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” Acquired impaired loans exhibit a deterioration of credit quality from their origination date to the acquisition date and a probability at acquisition that the Bank will be unable to collect all contractually required payments due according to the contractual terms of the loan agreements. Impaired loans that the Bank acquires in a business combination are initially recorded at fair value which is based on the present value of expected cash flows. Any allowance for loan losses related to the impaired loans is not carried over at acquisition. Undiscounted expected cash flows in excess of the initial valuation are accreted into interest income. If the Bank cannot reasonably estimate the timing and amount of expected cash flows, then the loan is placed on nonaccrual status. If it is probable, upon subsequent evaluation, that the Bank will be unable to collect the expected cash flows, then the loan is considered further impaired and probable losses are recorded through the allowance for loan losses.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Allowance for loan losses / Losses on commitments

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

Letters of credit and commitments to extend credit are reviewed periodically for probable loss. A liability for probable credit losses on letters of credit and commitments to extend credit is recorded in other liabilities on the Bank’s Consolidated Statements of Condition. The liability is increased or decreased by changes in estimates through noninterest expense.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. For financial reporting purposes, depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 3 years to 39 years. Certain costs of internally developed software are capitalized and depreciated over an estimated useful life of 5 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the asset, not to exceed a maximum that ranges from 10 years to 39 years depending on the type of improvement. The maximum estimated useful life for buildings is 39 years.

Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Escalation clauses that specify scheduled rent increases over the lease term are recognized on a straight-line basis over the lease term.

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

The Bank adopted Emerging Issues Task Force (“EITF”) Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in the first quarter of 2008, which requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide employee benefits in postretirement periods. The Bank acquired endorsement split-dollar life insurance arrangements for certain employees through various bank acquisitions. Upon adoption of the EITF, the Bank recognized a $0.5 million increase in the liability for deferred compensation; recorded a $0.3 million decrease in retained earnings and a $0.2 million increase in deferred taxes.

Goodwill and other intangible assets

The Bank uses the purchase method to account for acquisitions. The purchase price paid is allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their fair values at the date of acquisition. Any excess is recorded as goodwill. Goodwill is assessed for impairment annually but may be reviewed earlier if events or circumstances indicate that the carrying value may not be recoverable. The excess of carrying value over fair value, if any, is recorded as an impairment loss.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Other assets

Property or other assets received in satisfaction of debt are included in “Other Assets” on the Bank’s Consolidated Statements of Condition and are recorded at the lower of the recorded investment in the loan or fair value. Other real estate owned (“OREO”) is recorded at the lower of the recorded investment in a loan at the time of foreclosure or the fair value of the underlying collateral, less estimated selling costs. Any write down in the carrying value of a property at the time of acquisition is charged to the allowance for loan losses. Losses arising from subsequent write-downs to fair value are charged directly to noninterest expense.

Retirement and other postemployment benefits

The Bank has noncontributory defined benefit pension plans covering virtually all its employees. For its primary plan, the policy of the Bank is to, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act (“ERISA”), without regard to prior years’ contributions in excess of the minimum. The Bank has supplemental arrangements that provide pension benefits in excess of statutory limits.

The Bank provides medical care benefits for retirees meeting certain age and service requirements. The Bank contributes to the cost of coverage based on employees’ length of service.

The Bank, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 (R) (“SFAS No. 158”), recognizes the funded status of its pension and postretirement benefit plans in its Consolidated Statement of Condition. It recognizes an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and records the adjustment to accumulated other comprehensive income. Funded status is measured as the difference between the plan assets at fair value and the benefit obligation. In accordance with SFAS No. 158, in 2008 the Bank changed its measurement date for defined benefit pension plans from September 30 to December 31.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets and liabilities, as determined by the temporary differences between financial reporting and tax bases of assets and liabilities, are computed using enacted tax rates and laws. The effect on deferred tax assets and liabilities of a change in tax rates or law is recognized as income or expense in the period including the enactment date. In addition, the Bank assesses the likelihood that deferred tax assets will be realized in future periods and recognizes a valuation allowance for those assets unlikely to be realized. Management’s assessment of the Bank’s ability to realize these deferred tax assets includes the use of management’s judgment and estimates of items such as future taxable income, future reversal of existing temporary differences, carrybacks to prior years and, if appropriate, the use of future tax planning strategies.

Management’s estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for loan losses, income taxes, pension cost, postemployment benefits, valuation of goodwill and intangible assets, fair values of derivatives, mortgage servicing rights, securities and temporary vs. other-than-temporary impairment.

Impact of new accounting standards

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations,” in December 2007. The Statement establishes recognition, measurement and disclosure requirements for assets acquired and liabilities assumed in a business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Retrospective application is not permitted. The impact of the Statement on the Bank’s financial position and results of operations will be dependent upon the nature of future business combinations.

The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51,” in December 2007. The Statement requires those entities that have an outstanding noncontrolling (minority) interest in a subsidiary to report that noncontrolling interest as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The impact of the Statement on the Bank’s financial position and results of operations will be dependent upon the extent of noncontrolling interests acquired in future business combinations.

The FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” in March 2008. The Statement requires additional disclosure information and is effective for fiscal years beginning after November 15, 2008. The Bank does not expect the adoption of the Statement to have a material effect on its financial position and results of operations.

The FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” in April 2008. The FSP provides guidance on estimating the useful life of recognized intangible assets and identifies factors that should be considered in developing renewal or extension assumptions. The FSP is effective for fiscal years beginning after November 15, 2008. The Bank does not expect the adoption of the Statement to have a material effect on its financial position and results of operations.

The Bank adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. Although most of the provisions are elective, the amendment to SFAS 115 applies to all entities with available-for-sale and trading securities. The adoption of the Statement did not have a material effect on the Bank’s financial position or results of operations. The Bank did not elect to adopt the fair value option for financial instruments recorded in the Bank’s Consolidated

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Statement of Condition on January 1, 2008. See Note 7 to the Consolidated Financial Statements for additional information on the fair value option.

The Bank adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement provides guidance for using fair value to measure assets and liabilities. It clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. SFAS 157 applies when other standards require or permit assets or liabilities to be measured at fair value. The adoption of the Statement did not have a material effect on the Bank’s financial position or results of operations. The FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Bank adopted FSP 157-2 upon issuance and, as a result, the Bank delayed adopting the provisions of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill and other intangible assets. The FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. The FSP clarifies the application of the Statement in a market that is not active and identifies key considerations. The Bank adopted FSP 157-3 upon issuance. See Note 10 to the Consolidated Financial Statements for additional information on fair value measurements.

The Bank adopted Emerging Issues Task Force (“EITF”) Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” in the first quarter of 2008, which requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide employee benefits in postretirement periods The Bank acquired endorsement split-dollar life insurance arrangements for certain employees through various bank acquisitions. Upon adoption of the EITF, the Bank recognized a $0.5 million increase in the liability for deferred compensation; recorded a $0.3 million decrease in retained earnings and a $0.2 million increase in deferred taxes.

The Bank adopted SEC Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings,” as of January 1, 2008. It clarifies that the fair value measurement of written loan commitments accounted for at fair value through earnings should include the expected net future cash flows related to the associated loan servicing. The adoption of the Bulletin did not have a material effect on the Bank’s financial position or results of operations. See Note 11 to the Consolidated Financial Statements for additional information on written mortgage loan commitments.

2.	Securities

The amortized cost and estimated fair value of securities “available-for-sale” were are follows:

	December 31, 2008				December 31, 2007
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)				(In thousands)

U.S. Treasury	$172,602	$27,901	$—	$200,503	$529,201	$12,032	$24	$541,209
Federal agency	3,830,904	34,355	4,907	3,860,352	5,395,190	9,094	2,523	5,401,761
U.S. government sponsored mortgage-backed	2,856,034	52,541	619	2,907,956	1,443,120	16,008	3,890	1,455,238
State and municipal	1,547,327	24,555	12,337	1,559,545	1,267,617	6,660	2,318	1,271,959
Non-mortgage asset backed	444,615	4	3,747	440,872	409,462	234	198	409,498
Other	314,055	—	—	314,055	208,926	4	—	208,930

Total securities	$9,165,537	$139,356	$21,610	$9,283,283	$9,253,516	$44,032	$8,953	$9,288,595

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2008 and 2007, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by investment securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. The unrealized losses at December 31, 2008 and 2007 are primarily attributable to increases in market interest rates and not from deterioration in the creditworthiness of the issuers. Management believes that there are no unrealized losses that are other than temporary. Management believes that the Bank has the ability to hold such securities for a time necessary to recover the cost basis. However, due to market and economic conditions there is the potential for other than temporary impairment charges in future periods.

	Length of Continuous Unrealized Loss Position
	Less Than12 Months		12 Months or Longer			Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
	(Dollars in thousands)

December 31, 2008
U.S. Treasury	$—	$—	$—	$—	—	$—	$—
Federal agency	1,052,155	2,238	267,125	2,669	2	1,319,280	4,907
U.S. government sponsored mortgage-backed	92,858	506	4,814	113	5	97,672	619
State and municipal	241,543	10,975	25,637	1,362	85	267,180	12,337
Non-mortgage asset backed	234,492	3,747	—	—	—	234,492	3,747

Temporarily impaired securities — available-for-sale	$1,621,048	$17,466	$297,576	$4,144	92	$1,918,624	$21,610

December 31, 2007
U.S. Treasury	$15,005	$24	$—	$—	—	$15,005	$24
Federal agency	771,404	1,851	100,158	672	21	871,562	2,523
U.S. government sponsored mortgage-backed	57,819	454	278,248	3,436	48	336,067	3,890
State and municipal	111,127	983	140,051	1,335	471	251,178	2,318
Non-mortgage asset backed	169,486	198	—	—	—	169,486	198

Temporarily impaired securities — available-for-sale	$1,124,841	$3,510	$518,457	$5,443	540	$1,643,298	$8,953

Auction-rate securities (ARS) are typically short-term notes issued in the United States to fund long-term, fixed rate debt instruments (corporate or municipal bonds primarily issued by municipalities, student loan authorities and other sponsors). The interest rate on ARS is regularly reset every 7 to 35 days through auctions managed by financial institutions. A disruption in the market for ARS occurred in the early part of 2008. Certain customer-managed portfolios held these securities, which were no longer liquid.

In addition, in 2008 a settlement with the Financial Industry Regulatory Authority (“FINRA”) required Harris Investor Services (“HIS”) to purchase specific holdings of ARS from certain client accounts at par value plus accrued interest and levied a penalty of $150 thousand. In addition to what was required by the FINRA settlement, management of HIS and three other legal entities within HFC offered to purchase certain other customer ARS holdings under similar terms. For the ARS holdings purchased by the Bank, the gross par value of ARS holdings purchased was $93.1 million plus accrued interest. A discounted cash flow valuation methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads. The difference between the estimated fair values and the par values paid by the Bank resulted in a pre-tax charge of $21.8 million for the year ended December 31, 2008 in addition to the legal costs of $185 thousand. The purchases of these securities were substantially completed by

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008 and the ARS purchased are classified as available-for-sale. The charge was recorded in noninterest expense on the consolidated statements of income. As of December 31, 2008, the remaining liability relating to the purchase of ARS included in the statement of condition was $2.0 million. ARS are included within the “state and municipal” and “non-mortgage asset backed” categories.

At December 31, 2008 and 2007, available-for-sale and trading account securities having a carrying amount of $4.6 billion and $3.5 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturities:
Within 1 year	$3,710,134	$3,732,484
1 to 5 years	2,908,571	2,935,852
5 to 10 years	854,170	897,031
Over 10 years	1,310,241	1,343,226
Other securities without stated maturity	382,421	374,690

Total securities	$9,165,537	$9,283,283

Federal Reserve stock ($70.4 million and $58.0 million at year end 2008 and 2007, respectively) and Federal Home Loan Bank (“FHLB”) stock $155.0 million and $135.0 million at year end 2008 and 2007, respectively) are included in the category “other”. The Bank is required to own these securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these financial institutions. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, their fair value is equal to amortized cost, and no other-than-temporary impairments have been recorded during 2008, 2007, or 2006.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of Chicago last paid a dividend in the third quarter of 2007. Based on an evaluation of this investment as of December 31, 2008, the Bank believes the cost of the investment will be recovered.

In 2008, 2007 and 2006, proceeds from the sale of securities available-for-sale amounted to $1.3 billion, $11.1 billion, and $3.4 billion, respectively. Gross gains of $11.5 million and gross losses of $0.6 million were realized on these sales in 2008, gross gains of $13.2 million and gross losses of $11.9 million were realized on these sales in 2007, and gross gains of $30.8 million and no gross losses were realized on these sales in 2006. Net realized and unrealized holding gains on trading securities during 2008, 2007 and 2006 were $9.3 million, $10.4 million, and $14.2 million, respectively.

During 2008, the Bank recorded other than temporary impairment on six Community Reinvestment Act (“CRA”) investments. For the year ended December 31, 2008, losses related to declines in the estimated fair value of the CRA investments totaled $4.6 million and were recorded to net security losses in the consolidated statement of income. The remaining carrying value of such investments totaled $0.3 million at December 31, 2008.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

3.	Loans

The following table summarizes loan balances by category:

	December 31
	2008	2007
	(In thousands)

Domestic loans:
Commercial, financial, agricultural, brokers and dealers	$4,717,846	$4,926,890
Real estate construction	1,116,379	1,485,189
Real estate mortgages	15,574,352	14,042,546
Installment	4,789,295	4,849,602
Credit card	2,060	—
Direct lease financing (unearned discount of $0.2 million and $0.2 million at December 31, 2008 and December 31, 2007, respectively)	18,386	23,932
Foreign loans:
Other, primarily commercial and industrial	178,357	206,605

Total loans	$26,396,675	$25,534,764
Less unearned income	294	277

Loans, net of unearned income	$26,396,381	$25,534,487
Less allowance for loan losses	574,224	367,525

Loans, net of allowance for loan losses	$25,822,157	$25,166,962

Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

	December 31
	2008	2007
	(In thousands)

Nonaccrual loans	$317,986	$290,149
Restructured loans	—	2,182

Total nonperforming loans	$317,986	$292,331
Other assets received in satisfaction of debt	9,921	11,919

Total nonperforming assets	$327,907	$304,250

Gross amount of interest income that would have been recorded if year-end nonperforming loans had been accruing interest at their original terms	$15,059	$17,408
Interest income actually recognized	8,048	10,982

Interest shortfall	$7,011	$6,426

90-day past due loans, still accruing interest (all domestic)	$75,045	$71,767

Nonperforming loans to total loans at year-end	1.21%	1.15%
Nonperforming assets to total loans at year-end	1.25	1.20

At December 31, 2008 and 2007, the Bank had no aggregate public and private sector outstandings to any single foreign country experiencing a liquidity problem which exceeded one percent of the Bank’s consolidated assets. At December 31, 2008 and 2007 commercial loans with a carrying value of $4.2 billion and $4.7 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve. At December 31, 2008 and

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2007, first mortgage loans on 1-4 family homes with a carrying value of $5.6 billion were pledged to secure borrowings from the Federal Home Loan Bank.

On February 29, 2008 Bankcorp completed the acquisitions of Merchants and Manufacturers Bancorporation and Ozaukee Bank. On January 4, 2007 Bankcorp completed the acquisition of First National Bank and Trust. As part of these acquisitions and prior acquisitions, the Bank acquired certain loans subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” For these loans, at acquisition, there was evidence of deterioration of credit quality between origination date and acquisition date and management determined that it was probable that not all amounts due according to contractual terms would be collected.

The carrying amount of purchased impaired loans from the acquisitions of Merchants and Manufacturers Bancorporation and Ozaukee Bank together with those from prior acquisitions was included in the total loan balance at December 31, 2008 and 2007, as applicable. The contractual outstanding balance and carrying amount of the impaired loans are as follows:

	December 31
	2008	2007
	(In thousands)

Contractual outstanding balance	$86,006	$1,377
Carrying amount	59,761	1,199

The contractually required payments receivable, cash flows expected to be collected and fair value at acquisition date are as follows:

	2008	2007
	(In thousands)

Contractually required payments receivable at acquisition	$142,320	$8,987
Cash flows expected to be collected at acquisition	90,392	7,372
Fair value at acquisition	90,392	7,372

The carrying amount of purchased impaired loans whose cash flows are not accretable as income because the Bank cannot reasonably estimate the amount and the timing of cash flows expected to be collected are included in the following table. The carrying amount of the loans was included in the total nonaccrual loan balance at December 31, 2008 and 2007.

	2008	2007
	(In thousands)

Loans at acquisition date	$90,392	$7,372
Loans at end of year	59,761	1,199

Any allowance for loan losses related to purchased impaired loans is not carried over at acquisition and is not recorded by the Bank. The Bank records an allowance for loan losses related to these loans when there is a change in the estimate of credit losses subsequent to acquisition. The allowance for loan losses was increased for this purpose by $9.5 million and $0.2 million, respectively, during the years ended December 31, 2008 and 2007. There were $4.3 million of charge-offs and $1.6 million of recoveries recorded during the year ended December 31, 2008 compared to $0.2 million of charge-offs and no recoveries recorded during the year ended December 31, 2007.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	Allowance for Loan Losses

The changes in the allowance for loan losses are as follows:

	Years Ended December 31
	2008	2007
	(In thousands)

Balance, beginning of year	$367,525	$322,742
Charge-offs	(462,257)	(81,588)
Recoveries	48,161	32,039

Net charge-offs	$(414,096)	$(49,549)
Provisions charged to expense	589,108	90,000
Reclassification to liability for off-balance sheet credit losses	—	(4,592)
Acquired reserve from acquisition	31,687	8,924

Balance, end of year	$574,224	$367,525

Details on impaired loans and related allowance are as follows:

	Impaired Loans	Impaired Loans
	for Which There	for Which There	Total
	is a Related	is No Related	Impaired
	Allowance	Allowance	Loans
		(In thousands)

December 31, 2008
Balance	$130,746	$187,240	$317,986
Related allowance	14,242	—	14,242

Balance, net of allowance	$116,504	$187,240	$303,744

December 31, 2007
Balance	$143,476	$148,855	$292,331
Related allowance	57,751	—	57,751

Balance, net of allowance	$85,725	$148,855	$234,580

	Years Ended December 31
	2008	2007
	(In thousands)

Average impaired loans	$522,006	$215,784

Total interest income on impaired loans recorded on a cash basis	$8,048	$10,982

In 2007 $4.6 million was reclassified from the allowance for loan losses to other liabilities for probable credit losses on letters of credit and commitments to extend credit. At December 31, 2008 the liability for off-balance-sheet credit losses was $4.9 million.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Years Ended December 31
	2008	2007
	(In thousands)

Balance, beginning of year	$4,592	$—

Charge-offs	$(777)	$—
Recoveries	446	—

Net charge-offs	$(331)	$—
Reclassification from allowance for loan losses	—	4,592

Balance, end of year	$4,923	$4,592

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

	December 31
	2008	2007
	(In thousands)

Land	$105,368	$94,950
Premises	319,062	275,240
Equipment	579,942	543,124
Leasehold improvements	96,008	84,724

Total	$1,100,380	$998,038
Accumulated depreciation and amortization	566,864	512,528

Premises and equipment	$533,516	$485,510

Depreciation and amortization expense was $69.9 million in 2008, $65.7 million in 2007, and $60.2 million in 2006.

On March 1, 2005, the Bank sold to a third party the land and building located at 111 W. Monroe Street, Chicago, Illinois. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain of $57.0 million, all of which was deferred and is being amortized into income over the term of the leaseback. $3.2 million, $3.2 million, and $3.3 million of deferred gain was amortized into income in 2008, 2007 and 2006 respectively.

On December 17, 2001, the Bank closed on the sale of its operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remainder of the building was occupied by third-party tenants. The sale resulted in a realized gain of $1 million and a deferred gain, which is being amortized into income over the remaining life of the lease, of $5.2 million, $7.0 million, and $8.7 million as of December 31, 2007, 2006 and 2005 respectively. $1.7 million of deferred gain was amortized into income in 2008, 2007 and 2006.

In addition, the Bank owns or leases premises at other locations to conduct branch banking activities.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Bank’s goodwill is subject to an annual impairment test. In 2007 and years prior, the annual impairment test was performed at December 31. In 2008 the Bank changed the annual test date from December 31 to October 31 in order to align the date of the annual impairment analysis with BMO and align forecasted information from capital planning activities with cash flow analysis used for evaluating fair value. The change did not impact the Bank’s financial statements. The fair values of the reporting units were estimated using valuation techniques based on discounted cash flow analyses. The tests did not identify potential impairment and no impairment loss was recognized in 2008 or 2007.

The valuation of goodwill requires significant management judgment. Management makes estimates and assumptions in performing goodwill impairment analyses and actual results could differ from the estimates. While the potential impact from a noncash goodwill impairment loss could be material, such a charge would not affect the ongoing operation of the Bank, its liquidity or its regulatory Tier 1 capital or total capital ratios since goodwill is generally excluded from regulatory capital.

The carrying value of the Bank’s goodwill was $689.2 million at December 31, 2008 and $449.1 million at December 31, 2007. See Note 23 to the Consolidated Financial Statements for additional information on business combinations. Changes in the carrying amount of the Bank’s goodwill for the years ended December 31, 2008 and December 31, 2007 are included in the following table:

	2008	2007
	(In thousands)

Goodwill at beginning of year	$449,097	$305,284
Acquisitions during the year	238,746	143,813
Other(1)	1,315	—

Goodwill at end of year	$689,158	$449,097

(1)	Includes the effect of purchase accounting adjustments related to non-current year acquisitions.

Other than goodwill, the Bank did not have any intangible assets not subject to amortization as of December 31, 2008 and 2007.

As of December 31, 2008, the gross carrying amount and accumulated amortization of the Bank’s amortizable intangible assets are included in the following table:

			December 31
	December 31, 2008		2008	2007
	Gross Carrying	Accumulated	Net Carrying	Net Carrying
	Amount	Amortization	Value	Value
	(In thousands)

Branch network	$145,000	$(120,833)	$24,167	$33,833
Core deposits	124,924	(58,879)	66,045	61,282
Other	1,310	(1,236)	74	313

Total finite life intangibles	$271,234	$(180,948)	$90,286	$95,428

Total amortization expense for the Bank’s intangible assets was $27.9 million in 2008, $25.6 million in 2007, and $21.5 million in 2006.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Estimated intangible asset amortization expense for existing intangible assets for the years ending December 31, 2009, 2010, 2011, 2012, 2013 and thereafter is $24.5 million, $20.0 million, $14.3 million, $8.7 million, $8.0 million and $14.8 million, respectively.

Mortgage servicing rights

The carrying amount of the MSR, included in other assets, was $22.1 million and $17.8 million at December 31, 2008 and 2007, respectively. Serviced loans were $3.1 billion and $2.3 billion at year-end 2008 and 2007, respectively. Servicing fees, late fees and ancillary fees are recorded in other noninterest revenue and totaled $6.5 million, $5.5 million, and $4.9 million in 2008, 2007 and 2006, respectively. Additions to MSR from loan sales are recorded to other noninterest revenue. Amortization of MSR is recorded to other noninterest expense. MSR impairment is recognized as other noninterest expense through a valuation allowance to the extent that the carrying value exceeds estimated fair value. Changes in the carrying amount of the Corporation’s MSR for the years ended December 31, 2008 and December 31, 2007 are included in the following table:

	2008	2007
	(In thousands)

MSR carrying amount at beginning of year	$17,813	$17,263
Originations	4,690	3,616
Acquired in acquisitions	4,195	605
Disposals	(249)	—
Amortization	(4,386)	(3,671)

MSR carrying amount at end of year	$22,063	$17,813

Fair value at beginning of year	$22,721	$21,496
Fair value at end of year	26,129	22,721

7.	Deposits

The following table summarizes deposit balances by category:

	December 31
	2008	2007
	(In thousands)

Demand deposits	$28,059,575	$6,478,464
Interest-bearing checking deposits	346,981	238,884
Money market accounts	8,909,751	9,028,573
Statement savings accounts	2,347,111	2,731,544
Savings certificates	7,287,605	5,943,138
Time deposits	5,482,586	3,963,408
Deposits in foreign offices	920,235	1,149,167

Total deposits	$53,353,844	$29,533,178

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, the scheduled maturities of total time deposits are as follows:

Year	Amount

2009	10,756,065
2010	591,242
2011	1,992,967
2012	138,936
2013	141,116
Thereafter	70,100

Total	$13,690,426

Certificates of deposit in denominations of $100,000 or more issued by domestic offices totaled $9.0 billion and $6.6 billion at December 31, 2008 and 2007, respectively. All time deposits in foreign offices were in denominations of $100,000 or more.

The Bank adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” as of January 1, 2008. The Bank did not elect to adopt the fair value option for any financial instruments on adoption date. In 2008, the Bank issued structured certificates of deposit and entered into interest rate swaps which manage exposure to changes in the fair value of structured certificates of deposit caused by changes in interest rates. Structured certificates of deposit may have callable features that provide for higher returns to the investor, step-up features that provide for one or more increases in the interest rate, adjustments to the interest rate based on a predetermined benchmark rate or a link to the performance of a reference index. The Bank elected the fair value option for all of the structured certificates of deposit in order to align the economic impact of changes in fair value of the structured certificates of deposit with the related derivative instruments. The structured certificates of deposit are classified as deposits and interest is measured based on contractual interest rates and recorded as interest expense. At December 31, 2008 the fair value and principal balance of the structured certificates of deposit were $77.7 million and $76.1 million, respectively. The impact of recording the structured certificates of deposit at fair value was a decrease in noninterest revenue of $1.5 million for the year ended December 31, 2008. There was no change in fair value attributable to changes in the Bank’s credit risk for the year ended December 31, 2008.

8.	Securities Purchased Under Agreement to Resell, Securities Sold Under Agreement to Repurchase and Federal Funds

At various times the Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statements of Condition. Securities purchased under agreement to resell totaled $182.1 million and $159.0 million at December 31, 2008 and 2007, respectively. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Bank’s account with The Bank of New York Mellon through the Federal Reserve Bank of New York under a written custodial agreement with The Bank of New York Mellon that explicitly recognizes the Bank’s interest in these securities.

The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $3.5 billion and $1.6 billion at December 31, 2008 and 2007, respectively. Securities sold under agreement to repurchase are transferred via book-entry to the counterparty, if transacted with a financial institution or a broker-dealer, or are delivered to customer safekeeping accounts. The Bank monitors the market value of these securities

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

and adjusts the level of collateral for repurchase agreements, as appropriate. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

The Bank purchases and sells federal funds to other banks, typically in unsecured transactions. Federal funds sold are recorded as assets and federal funds purchased are recorded as liabilities in the Consolidated Statements of Condition. Federal funds sold totaled $0 and $1.4 billion at December 31, 2008 and 2007, respectively. Federal funds purchased totaled $78.5 million and $182.6 million at December 31, 2008 and 2007, respectively.

Securities purchased under agreement to resell

	2008	2007
	(Dollars in thousands)

Amount outstanding at end of year	$182,063	$159,000
Highest amount outstanding as of any month-end during the year	1,012,375	1,400,000
Daily average amount outstanding during the year	212,550	87,815
Daily average annualized rate of interest	1.62%	4.43%

Securities sold under agreement to repurchase

	2008	2007
	(Dollars in thousands)

Amount outstanding at end of year	$3,501,758	$1,613,529
Highest amount outstanding as of any month-end during the year	3,501,758	4,068,896
Daily average amount outstanding during the year	1,540,383	3,240,378
Daily average annualized rate of interest	1.74%	4.96%

Federal funds sold

	2008	2007
	(Dollars in thousands)

Amount outstanding at end of year	$—	$1,361,183
Highest amount outstanding as of any month-end during the year	1,650,304	2,779,415
Daily average amount outstanding during the year	448,999	773,468
Daily average annualized rate of interest	2.84%	4.73%

Federal funds purchased

	2008	2007
	(Dollars in thousands)

Amount outstanding at end of year	$78,525	$182,625
Highest amount outstanding as of any month-end during the year	1,604,347	669,730
Daily average amount outstanding during the year	632,295	378,146
Daily average annualized rate of interest	2.20%	5.08%

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

9.	Senior Notes and Long-Term Notes

The following table summarizes the Bank’s long-term notes:

	December 31
	2008	2007	Rate	Reprice
	(In thousands)

Floating rate subordinated note to Bankcorp due December 23, 2012	$28,500	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013	34,000	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013	24,000	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014	6,250	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total subordinated notes	$292,750	$292,750

Floating rate senior note to BMO subsidiary due June 15, 2010	$250,000	$250,000	12bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due June 13, 2011	746,500	746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due August 14, 2012	1,100,000	1,100,000	14bps + 90 day LIBOR	Quarterly

Total senior notes	$2,096,500	$2,096,500

Floating rate secured note to FHLB due October 30, 2017	$1,000,000	$1,000,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 13, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 28, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due February 20, 2018	375,000	—	30 day LIBOR	Monthly

Total secured notes	$2,375,000	$2,000,000

Total subordinated, senior, and secured notes	$4,764,250	$4,389,250

At December 31, 2008 and 2007, there was no current portion of total long-term notes.

All of the Bank’s subordinated notes are unsecured obligations, ranking on a parity with all unsecured and subordinated indebtedness of the Bank. Neither the subordinated, senior or secured notes are subject to redemption prior to maturity at the election of the debt holders. The interest rates are calculated by three month and one month London Interbank Offering Rate (“LIBOR”). At year-end 2008, 30 day and 90 day LIBOR rates were 0.44 percent and 1.4 percent, respectively.

The scheduled principal payment on long-term notes for the years ending December 31, 2009, 2010, 2011, 2012, 2013 and thereafter is $0, $250.0 million, $746.5 million, $1.1 billion, $58 million and $2.6 billion, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The interest rate on the long-term secured notes due from Harris N.A. to the Federal Home Loan Bank of Chicago (“FHLB”) reprices monthly at 30 day LIBOR, with a weighted average rate of 2.84 percent at December 31, 2008. The notes are not prepayable. At December 31, 2008, first mortgage loans on 1-4 family homes with a carrying value of $5.6 billion were pledged to secure these borrowings. At December 31, 2007, first mortgage loans on 1-4 family homes with a carrying value of $2.5 billion were pledged to secure borrowings from the Federal Home Loan Bank.

The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank on a parity as per above with all other unsecured senior indebtedness of the Bank. As of December 31, 2008 a $75 million senior short-term note was outstanding with an original maturity of 120 days (remaining maturity of 2 days) and a stated interest rate of 2.85 percent. As of December 31, 2007, a $50 million senior short-term note was outstanding with an original maturity of 396 days (remaining maturity of 224 days) and stated interest rate of 4.85 percent and a $30 million senior short-term note was outstanding with an original maturity of 365 days (remaining maturity of 200 days) and a stated interest rate of 5.35 percent.

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

The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities (including interest bearing deposits at banks, Federal funds sold, Federal funds purchased, securities purchased under agreement to resell and securities sold under agreement to repurchase) and accrued interest receivable and payable reported on the Bank’s Consolidated Statements of Condition were considered to be the best estimates of fair value for these financial instruments due to their short term nature.

The fair value of trading account assets, securities available-for-sale and derivative assets and liabilities and the methods used to determine fair value are provided in the Fair Value Measurements section of this Note.

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

The fair value of loans held for sale is based on future mortgage-backed security prices corresponding to the mortgage loan pools. See the Fair Value Measurements section of this Note for additional information on the methods used to determine fair value.

The fair values of demand deposits, savings accounts, interest-bearing checking deposits, and money market accounts were the amounts payable on demand at the reporting date, or the carrying amounts. The fair value of time

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

deposits was estimated using a discounted cash flow calculation with current market rates offered by the Bank as discount rates. See the Fair Value Measurements section of this Note for information on the fair value of structured certificates of deposits for which the fair value option has been elected.

The fair value of floating rate long-term notes were assumed to be the same as carrying value since the notes’ interest rates automatically reprice to market.

The fair values of loan commitments and standby letters of credit approximates their carrying value (i.e. deferred income) or estimated cost that would be incurred to induce third parties to assume these commitments.

The estimated fair values of the Bank’s financial instruments at December 31, 2008 and 2007 are presented in the following table. See Note 11 to the Consolidated Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments. See Note 12 to the Consolidated Financial Statements for additional information regarding fair values of derivatives.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets
Cash and demand balances due from banks	$1,072,255	$1,072,255	$1,179,134	$1,179,134
Money market assets:
Interest-bearing deposits at banks	26,031,291	26,031,291	949,803	949,803
Federal funds sold and securities purchased under agreement to resell	182,063	182,063	1,520,183	1,520,183
Securities available-for-sale	9,283,283	9,283,283	9,288,595	9,288,595
Trading account assets and derivative instruments	1,367,833	1,367,833	288,785	288,785
Loans, net of unearned income and allowance for loan losses	25,822,157	25,862,332	25,166,962	25,108,646
Loans held for sale	29,544	30,742	62,695	64,143
Accrued interest receivable	148,127	148,127	187,847	187,847
Derivative instruments non-trading	14,497	14,497	1,371	1,371

Total on-balance-sheet financial assets	$63,951,050	$63,992,423	$38,645,375	$38,588,507

Liabilities
Deposits:
Demand deposits	$39,638,890	$39,638,890	$18,453,540	$18,453,540
Time deposits	13,714,955	13,813,865	11,079,638	11,139,982
Federal funds purchased	78,525	78,525	182,625	182,625
Securities sold under agreement to repurchase	3,501,758	3,501,758	1,613,529	1,613,529
Short-term borrowings	359,476	359,476	707,540	707,540
Short-term senior notes	75,000	75,000	80,000	80,000
Derivative instruments	484,179	484,179	186,105	186,105
Trading account liabilities	177,797	177,797	156,838	156,838
Accrued interest payable	87,352	87,352	113,297	113,297
Long-term notes — senior	2,096,500	2,096,500	2,096,500	2,096,500
Long-term notes — subordinated	292,750	292,750	292,750	292,750
Long-term notes — secured	2,375,000	2,375,000	2,000,000	2,000,000

Total on-balance-sheet financial liabilities	$62,882,181	$62,981,091	$36,962,362	$37,022,706

Off-Balance-Sheet Credit Facilities (positive positions/(obligations))
Loan commitments	$39,565	$39,565	$40,440	$40,440
Standby letters of credit	(1,720)	(1,720)	(1,606)	(1,606)

Total off-balance-sheet credit facilities	$37,845	$37,845	$38,834	$38,834

Fair Value Measurements

The Bank adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. The Statement provides guidance for using fair value to measure assets and liabilities. It clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. SFAS 157 applies when other standards require or permit assets or liabilities to be measured at fair value. The FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” in February 2008. The FSP delayed the effective date of FAS 157 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Bank adopted FSP 157-2 upon issuance and, as a result, the Bank delayed adopting the provisions of SFAS 157 for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, including

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

goodwill and other intangible assets. The FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in October 2008. The FSP clarifies the application of the Statement in a market that is not active and identifies key considerations. The Bank adopted FSP 157-3 upon issuance.

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. SFAS 157 establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Financial instruments are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified Level 3.

The Bank records securities, derivatives and certain financial assets and liabilities at fair value on a recurring basis and uses the following inputs and valuation methodologies to measure fair value. While the Bank believes the valuation methodologies for its financial instruments carried at fair value are appropriate and consistent with other market participants, the use of different assumptions or methodologies, particularly as applied to Level 3 financial instruments, could have a material effect on their estimated fair values.

Level 1 primarily includes U.S. Treasury securities, exchange-traded debt and equity securities and exchange-traded derivatives.

Level 2 includes U.S. government agency securities, state and municipal bonds, corporate debt securities, structured rate certificates of deposit and over-the-counter derivatives. External vendors typically use pricing models to determine fair values for securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data. Fair values for over-the-counter derivatives are determined using multi-contributor prices or zero coupon valuation techniques further adjusted for credit, model and liquidity risks. Inputs are based on the type of derivative instrument and include interest rate yield curves, foreign exchange rates and contract terms. Derivative liabilities also include a credit risk component for both the counterparty and the Bank. The Bank’s methodology for derivative valuation is also used to estimate the fair values for structured certificates of deposit.

Level 3 includes auction-rate securities and mortgage derivatives. A discounted cash flow valuation methodology is applied to value the auction-rate securities and includes management assumptions about future cash flows, discount rates, market liquidity and credit spreads. Mortgage derivatives include rate lock commitments for residential mortgage loans and forward sales of those loans.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Financial instruments measured at fair value on a recurring basis are presented in the following table:

	December 31, 2008
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Trading account assets	$—	$1,095,700	$—	$1,095,700
Securities available-for-sale	200,503	8,781,061	301,719	9,283,283
Derivative instruments	—	284,197	2,433	286,630

Total assets at fair value on recurring basis	$200,503	$10,160,958	$304,152	$10,665,613

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$77,668	$—	$77,668
Trading account liabilities (included in other liabilities)	177,797	—	—	177,797
Derivative instruments (included in other liabilities)	—	483,327	852	484,179
Commitment to purchase ARS (included in other liabilities)	—	—	2,015	2,015

Total liabilities at fair value on recurring basis	$177,797	$560,995	$2,867	$741,659

The following table presents changes in Level 3 financial instruments:

	Trading	Securities			Commitment
	Account	Available-	Derivative	Derivative	to Purchase
	Assets	for-sale	Assets	Liabilities	ARS
	(In thousands)

Fair value at January 1, 2008	$—	$208,926	$—	$396	$—
Realized and unrealized gains (losses) included in earnings	—	(24,760)	2,433	2,377	(10,804)
Unrealized gains (losses) included in OCI	—	(7,731)	—	—	—
Purchases, sales, issuances, settlements	—	125,284	—	(1,921)	12,819

Fair value at December 31, 2008	$—	$301,719	$2,433	$852	$2,015

Net unrealized gains (losses) relating to assets and liabilities held at December 31, 2008	$—	$(7,731)	$2,433	$852	$—

Certain financial instruments are measured at fair value on a nonrecurring basis. This category includes assets carried at lower of cost or market such as loans held for sale, mortgage servicing rights, nonmarketable equity securities and certain impaired loans. The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics. Loans held for sale are classified Level 2. The fair value of mortgage servicing rights is estimated using discounted cash flow analyses. The determination of fair value considers portfolio characteristics, servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors such as levels of supply and demand for servicing and interest rate trends. Mortgage servicing rights are classified Level 3. The fair values of nonmarketable equity securities are generally estimated using financial performance results and forecasts and are classified Level 3. The fair values of certain impaired loans, including those acquired in business combinations, are based on appraised values of the underlying collateral and are classified Level 2.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The carrying values of financial instruments measured at fair value on a nonrecurring basis are presented in the following table:

	Carrying Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)

Assets
Loans held for sale	$—	$29,544	$—	$29,544
Mortgage servicing rights	—	—	22,063	22,063
Collateral-dependent impaired loans	—	256,836	—	256,836

Total assets at carrying value on nonrecurring basis	$—	$286,380	$22,063	$308,443

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

Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates. The Bank’s commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments and mortgage loan commitments. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $10.0 billion and $11.2 billion at December 31, 2008 and 2007, respectively. Since only a portion of commitments will be ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which totaled $0.4 billion at December 31, 2009 and 2007.

Qualifying residential mortgage loan commitments are considered derivative instruments and are recorded at fair value on the Bank’s Consolidated Statements of Condition. See Note 12 to the Consolidated Financial Statements for additional information on derivative instruments.

Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding. The letters of credit outstanding were $9.8 million at December 31, 2008 and $23.2 million at December 31, 2007.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Requirements are based upon the risk inherent in the credit and are more stringent for firms and individuals with greater default risks. The Bank monitors collateral values and appropriately perfects its security interest.

Letters of credit and commitments to extend credit are reviewed periodically for probable loss. Effective in 2007, accruals for probable credit losses on letters of credit and commitments to extend credit are recorded in other liabilities on the Banks’s Consolidated Statements of Condition. Previously, the provision was recorded in the allowance for loan losses. The liability is increased or decreased by changes in estimates through noninterest expense. The liability balance at December 31, 2008 and 2007 is $4.9 million and $4.6 million, respectively. See Note 4 to the Consolidated Financial Statements for additional information on the liability for off-balance-sheet credit losses.

The fair value of credit facilities (i.e. deferred income net of deferred expense) approximates their carrying value of $39.6 million at December 31, 2008 and $40.4 million at December 31, 2007.

Financial Guarantees

Financial guarantees with off-balance-sheet risk include standby letters of credit, loans sold with recourse and written put options.

Standby letters of credit are unconditional commitments that guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations including brokers’ margin maintenance, industrial revenue bond repayment, debt repayment, construction contract performance and trade agreement performance. The Bank’s maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.9 billion at December 31, 2008 and at December 31, 2007. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $0.9 billion at December 31, 2008 and $0.8 billion at December 31, 2007. In most cases, these commitments expire within three years without being drawn upon. The fair value of standby letters of credit (i.e. deferred income) approximates their carrying value of $1.7 million at December 31, 2008 and $1.6 million at December 31, 2007.

The Bank sells residential mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer upon the occurrence of certain credit-related events that typically include delinquency or foreclosure within certain time periods and losses based on pre-determined rates. The maximum amount payable under the recourse provisions is $111.4 million at December 31, 2008 and $87.2 at December 31, 2007. The carrying amount of the recourse liability is $0.3 million at December 31, 2008 and 2007.

Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options is equal to their notional amount of $709.3 million and $1.1 billion at December 31, 2008 and 2007, respectively. The fair value of the derivative liability is $21.3 million at December 31, 2008 and $16.8 million at December 31, 2007.

Securities activities

The Bank’s securities activities that have off-balance-sheet risk include municipal bond underwriting and short selling of securities.

Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members’ commitments should they default. The syndicates of which the Bank was a member had underwriting commitments totaling $6.1 million at December 31, 2008 and $96.4 million at December 31, 2007.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Security short selling, defined as selling of securities not yet owned, exposes the Bank to market risk because the Bank may be required to buy securities at higher prevailing market prices to cover its short positions. The Bank had a short position of $177.8 million at December 31, 2008 and $156.8 million at December 31, 2007.

74

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Commitments to Invest in Equity Securities

The Bank’s commitments to invest in equity securities that have off-balance-sheet risk relate to uncalled capital commitments for security investments. The Bank’s commitment to invest in equity securities was $41.5 million at December 31, 2008 and $28.1 million at December 31, 2007.

12.	Derivative Financial Instruments

Derivative instruments are financial contracts that derive their value from underlying changes in interest rates, foreign exchange (“FX”) rates or other financial or commodity prices or indices. Derivative instruments are either regulated exchange-traded contracts or negotiated over-the-counter contracts. The Bank utilizes various derivative financial instruments, primarily interest rate and foreign exchange derivative contracts, as part of its dealer and trading activities or in the management of its risk strategy.

All derivative instruments are recognized at fair value in the Consolidated Statements of Condition. Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. See Note 10 for additional information on fair value measurement. All derivative instruments are designated either as hedging or trading.

The Bank enters into derivative contracts with BMO to facilitate a more efficient use of combined resources and to better serve customers. See Note 24 for additional information on related party transactions.

Types of Derivatives

Swaps are contractual agreements between two parties to exchange a series of cash flows. Interest rate swaps involve the exchange of fixed and floating rate interest payments based on a notional value in a single currency. In cross-currency swaps, fixed rate interest payments and principal amounts are exchanged in different currencies. In cross-currency interest rate swaps, fixed and floating rate interest payments and principal amounts are exchanged in different currencies. Commodity swaps involve the exchange of fixed and floating rate payments based on a notional value of a single commodity. In equity swaps, counterparties exchange the return on an equity security or a group of equity securities for the return based on a fixed or floating interest rate or the return on another equity security or a group of equity securities. In total return swaps, one counterparty agrees to pay or receive from the other cash amounts based on changes in the value of a reference asset or group of assets, including any returns such as interest earned on these assets, in exchange for amounts that are based on prevailing market funding rates.

Forwards and futures are contractual agreements to either buy or sell a specified amount of a currency, commodity, interest-rate-sensitive financial instrument or security at a specific price and at a specific future date. Forwards are customized contracts transacted in the over-the-counter market. Futures are transacted in standardized amounts on regulated exchanges and are subject to daily cash margining.

Options are contractual agreements that convey to the buyer the right but not the obligation to either buy or sell a specified amount of a currency, commodity, interest-rate-sensitive financial instrument or security at a fixed future date or within a fixed future period. As a writer of options, the Bank receives a premium at the outset of the agreement and bears the risk of an unfavorable change in the price of the financial instrument underlying the option. As a purchaser of options, the Bank pays a premium for the right to exercise the option. Since the Bank has no obligation to exercise the option, its primary exposure to risk is the potential credit risk if the writer of an over-the-counter contract fails to meet the terms of the contract.

Caps, collars and floors are specialized types of written and purchased options. They are contractual agreements where the writer agrees to pay the purchaser, based on a specified notional amount, the difference between the market rate and the prescribed rate of the cap, collar or floor. The writer receives a premium for selling this instrument.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Derivative-Related Risks

Derivative instruments may create exposure to both credit and market risk.

Over-the-counter derivative instruments are subject to credit risk. Credit risk arises from the possibility that counterparties may default on their obligations. The credit risk associated with derivatives is normally a small fraction of the notional amount of the derivative instrument. Derivative contracts generally expose the Bank to potential credit loss if changes in market rates affect a counterparty’s position unfavorably and the counterparty defaults on payment. Credit risk is represented by the positive fair value of the derivative instrument. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and is measured as the Bank’s cost of replacing contracts at current market rates. The Bank manages credit risk by establishing credit limits for customers and products through an independent corporate-wide credit review process and by continually monitoring exposure against those limits to ensure they are not exceeded. Credit risk is, in many cases, further mitigated by the existence of netting agreements that provide for netting of contractual receivables and payables in the event of default or bankruptcy. Netting agreements apply to situations where the Bank is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Under the terms of the master netting agreements, credit risk is further reduced by applying cash collateral from the counterparty against the derivative asset.

Derivative instruments are subject to market risk. Market risk arises from the potential for loss resulting from adverse changes in the value of derivative instruments as a result of changes in certain market variables. These variables include interest rates, foreign exchange rates, equity and commodity prices and their implied volatilities, as well as credit spreads, credit migration and default. The Bank manages market risk through the imposition of integrated value-at-risk limits and an active, independent monitoring process.

Uses of Derivatives

Trading derivatives include derivatives entered into with customers to accommodate their financing and risk management needs, derivatives transacted to generate trading income from the Bank’s trading positions and certain derivatives that do not qualify as hedges for accounting purposes (“economic hedges”). Hedging derivatives are those derivatives that qualify as hedges for accounting purposes. The Bank uses both economic hedges and hedging derivatives to manage risk in accordance with its risk management strategy.

At December 31, 2008, the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $274.6 million in trading assets and derivative instrument liabilities of $239.8 million in other liabilities. At December 31, 2007, the Bank recorded, for dealer and trading activities and for risk management activities that do not otherwise qualify for hedge accounting, the fair value of derivative instrument assets of $160.0 million in trading assets and derivative instrument liabilities of $146.6 million in other liabilities. These amounts reflect the netting of certain derivative instrument assets and liabilities when the conditions in FASB Interpretation (“FIN”) No. 39, “Offsetting of Amounts Related to Certain Contracts,” and FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39,” have been met. At December 31, 2008, the Bank had an obligation of $0 to return cash collateral of which no dollars were applied against derivative assets under the terms of master netting agreements. At December 31, 2008 the Bank had a right of $6.8 million to reclaim cash collateral of which none was applied against derivative liabilities under the terms of master netting agreements.

The Bank and BMO combine their U.S. FX revenues. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on October 31, 2009, but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains from dealer/trading foreign exchange contracts, for the years ended

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2008 and December 31, 2007, totaled $6.9 million and $3.8 million, respectively, of net profit under the aforementioned agreement with BMO.

At December 31, 2008, approximately 96.9 percent of the Bank’s gross notional positions in foreign currency contracts are represented by seven currencies: Euro, Canadian dollar, British pound, Australian dollar, Swedish krona, Japanese yen and the Mexican peso.

Credit derivatives

The Bank enters into risk participation agreements whereby it assumes credit risk on behalf of unrelated counterparties that arises from interest rate and foreign currency swap transactions. In a risk participation agreement, one counterparty pays the other a fee in exchange for that other counterparty agreeing to make a payment if a credit event, that is contingent on a swap transaction, occurs. The Bank had outstanding risk participation agreements of $405.4 million and $587.8 million at December 31, 2008 and December 31, 2007, respectively.

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

Fair value hedges modify exposure to changes in a fixed rate instrument’s fair value caused by changes in interest rates. The hedges convert fixed rate assets and liabilities to floating rate. The Bank uses interest rate swaps to alter the character of 1) interest earned on certain long-term, fixed rate leases and available-for-sale securities and 2) interest paid on certain long-term, fixed rate deposits. Fair value hedges using interest rate swaps convert the fixed rate assets and liabilities to variable rate.

For fair value hedges, as of December 31, 2008 the Bank recorded the fair value of derivative instrument assets of $5.1 million in other assets and liabilities of $38.2 million in other liabilities. For fair value hedges, as of

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2007 the Bank recorded the fair value of derivative instrument assets of $0.2 million in other assets and liabilities of $28.4 million in other liabilities. Net losses of $3.4 million and $0.1 million in hedge ineffectiveness were recorded to earnings for the years ended December 31, 2008 and 2007, respectively. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

Cash flow hedges modify exposure to variability in cash flows for variable rate interest bearing instruments. The Bank uses interest rate swaps to reduce the variability associated with future interest payments on floating-rate prime-based loans, available-for-sale securities and long-term debt obligations. Cash flow hedges using interest rate swaps convert the expected cash flows on the assets and liabilities from variable to fixed. Changes in the fair value of the swaps that are effective hedges are recorded in other comprehensive income. Gains or losses resulting from hedge ineffectiveness are recorded in noninterest income.

For cash flow hedges, as of December 31, 2008 the Bank recorded the fair value of derivative instrument assets of $6.9 million in other assets and liabilities of $206.2 million in other liabilities. For cash flow hedges, as of December 31, 2007 the Bank recorded the fair value of derivative instrument assets of $1.1 million in other assets and liabilities of $11.5 million in other liabilities. Net gains of $0.2 million and net losses of $0.2 million in hedge ineffectiveness were recorded to earnings for the years ended December 31, 2008 and 2007, respectively. The unrealized gains or losses in accumulated other comprehensive income (“AOCI”) related to the interest rate swaps are reclassified to earnings in the same period that the interest on the floating-rate assets and liabilities affect earnings. Approximately $14.5 million of net losses is expected to be reclassified to earnings over the next twelve months. During the years ended December 31, 2008 and 2007, the Bank transferred $14.5 million and $13.7 million, respectively, from AOCI to earnings due to discontinued hedges.

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

The Bank has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are recorded at fair value. The Bank enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value.

Interest rate swaps are used to modify exposure to variability in cash flows for certain syndication arrangements, where the Bank is agent. The derivative instruments do not qualify for hedge accounting and are accounted for at fair value.

The Bank uses total return swaps to minimize exposure to currency exchange rate and equity price fluctuations associated with certain obligations under the mid-term incentive plan which is a share-based compensation plan. The swap contracts are derivatives and are accounted for at fair value. See Note 15 for additional information on share-based compensation plans.

13.	Concentrations of Credit Risk in Financial Instruments

The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2008 and 2007. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank’s total credit exposure, which is the total potential accounting loss should all customers fail to perform according to contract terms and all collateral prove to be worthless.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Midwestern Geographic Area

A majority of the Bank’s customers are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank provides credit to these customers through a broad array of banking and trade financing products including commercial loans, commercial loan commitments, commercial real estate loans, consumer installment loans, mortgage loans, home equity loans and lines, standby and commercial letters of credit and banker’s acceptances. The financial viability of customers in the Midwest is, in part, dependent on the region’s economy. The Midwestern concentration was approximately $60 billion or 78 percent of the Bank’s total credit exposure at December 31, 2008 and $35.5 billion or 67 percent of the Bank’s total credit exposure at December 31, 2007.

The acquisitions of Merchants and Manufacturers Bancorporation and Ozaukee Bank in 2008 provided the Corporation with the opportunity to expand banking services in the Wisconsin market. The acquisitions represent approximately $2.4 billion of the Corporation’s total credit exposure at December 31, 2008. See Note 23 to the Consolidated Financial Statements for information on business combinations.

The Bank manages this exposure by continually reviewing local market conditions and customers, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See Note 11 to the Consolidated Financial Statements for information on collateral supporting credit facilities.

14.	Employee Benefit Plans

The Bank sponsors noncontributory defined benefit pension plans covering virtually all the Bank’s employees as of December 31, 2008. Most of the employees participating in retirement plans are included in one primary plan (“plan”). The plan is a multiple-employer plan covering the Bank’s employees as well as persons employed by certain affiliated entities.

Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of the supplemental plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.

Effective January 1, 2002, the plan’s benefit formula for new employees was changed to an account-based formula from a final average pay formula. The account-based benefit formula is based upon eligible pay, age and length of service. Prior to January 1, 2002, the plan’s benefit formula is a final average pay formula, based upon length of service and an employee’s highest qualifying compensation during five consecutive years of active employment less an amount determined by formula using an estimated Social Security benefit. For employees who were employed as of December 31, 2001 and leave the Corporation on or after January 1, 2002, benefits are initially calculated two ways: under the account-based formula for service beginning January 1, 2002 and under the final average pay formula for all service. This latter group of employees will receive that retirement benefit which yields the highest return.

The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under ERISA, without regard to prior years’ contributions in excess of the minimum. For 2009 (plan year 2009), the estimated pension contribution is approximately $38.0 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan, for 2008, 2007 and 2006 was $24.6 million, $33.1 million, and $36.5 million, respectively. The qualified pension accumulated benefit obligation as of December 31, 2008, 2007 and 2006 was $350.2 million, $361.8 million and $371.3 million, respectively.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132 ®”, in September 2006. The Statement requires recognition in the statement of condition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and measurement of a plan’s assets and obligations that determine its funded status as of fiscal year-end. The requirement to recognize the funded status of a benefit plan was adopted by the Bank as of

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2006. The requirement to measure a plan’s assets and obligations as of fiscal year-end was effective for the Bank as of December 31, 2008. The Bank changed its measurement date from September 30 to December 31 in 2008. The Bank recorded the transition adjustment to accumulated other comprehensive income and end of period retained earnings.

For the supplemental unfunded retirement plan, a settlement loss of $0.3 million was recorded in 2008 and no settlement loss was recorded in 2007 and 2006.

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

Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is “actuarially equivalent” to the Medicare Part D benefit. The Bank recorded a reduction to postretirement medical expense in the amount of $2.0 million in 2008, $1.5 million in 2007, and $2.4 million in 2006, as determined by the Bank’s actuarial consultants. Based on their analysis, the Bank’s postretirement benefit medical plan passes the test for actuarial equivalence and qualifies for the subsidy.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the Bank:

	Pension Benefits			Postretirement Medical Benefits
	2008**	2007**	2006**	2008**	2007**	2006**
	(In thousands)

Change in benefit obligation*
Benefit obligation at beginning of year	$430,891	$446,204	$443,553	$60,988	$78,881	$64,687
Service cost	21,897	21,800	21,706	1,994	3,392	2,638
Interest cost	25,071	24,996	24,115	3,639	4,182	3,563
Transfer adjustment	—	(10,350)	2,859	—	—	—
Plan amendments	—	—	—	—	(6,441)	—
Benefits paid (net of participant contributions)	(41,771)	(41,407)	(37,991)	(2,624)	(2,624)	(2,624)
Medicare drug legislation	—	—	—	841	1,035	6,222
Actuarial loss or (gain)	(21,590)	(10,352)	(8,038)	(6,523)	(17,437)	4,395
Change in measurement date	537	—	—	1,408	—	—

Benefit obligation at end of year	$415,035	$430,891	$446,204	$59,723	$60,988	$78,881

Change in plan assets
Fair value of plan assets at beginning of year	$380,294	$322,341	$293,836	$64,979	$46,607	$50,314
Actual return on plan assets	(123,769)	81,284	34,201	(23,181)	9,674	(3,707)
Transfer adjustment	—	(6,590)	5,264	—	8,698	—
Employer contribution	99,521	24,666	27,031	—	—	—
Benefits paid	(41,771)	(41,407)	(37,991)	—	—	—
Change in measurement date	(4,563)	—	—	1,253	—	—

Fair value of plan assets at end of year***	$309,712	$380,294	$322,341	$43,051	$64,979	$46,607

Funded Status at end of year	$(105,322)	$(50,597)	$(123,862)	$(16,672)	$3,991	$(32,275)
Contributions made between measurement date (September 30) and end of year	—	—	—	—	—	—
Unrecognized actuarial (gain) or loss	—	—	106,521	—	—	12,990
Unrecognized transition (asset) or obligation	—	—	—	—	—	10,036
Unrecognized prior service cost	—	—	3,296	—	—	488

Net amount	$(105,322)	$(50,597)	$(14,045)	$(16,672)	$3,991	$(8,761)

Assets (liabilities) recognized in the Statement of Condition consist of:
Other assets	$24,906	$24,906	$24,906	$4,587	$4,587	$4,587
Accrued pension and post-retirement liabilities	(130,228)	(75,503)	(121,593)	(21,259)	(596)	(25,007)

Net assets (liabilities) recognized	$(105,322)	$(50,597)	$(96,687)	$(16,672)	$3,991	$(20,420)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits			Postretirement Medical Benefits
	2008**	2007**	2006**	2008**	2007**	2006**
	(In thousands)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss or (gain)	$153,771	$27,563	$—	$4,843	$(18,022)	$—
Prior service cost	2,255	2,835	—	—	—	—
Transition obligation	—	—	—	1,858	2,585	—
Additional minimum liability	—	—	82,642	—	—	11,743

Amounts recognized in AOCI	$156,026	$30,398	$82,642	$6,701	$(15,437)	$11,743

Components of net periodic benefit cost
Service cost	$21,897	$21,800	$21,706	$1,994	$3,392	$2,638
Interest cost	25,071	24,996	24,115	3,639	4,182	3,563
Expected return on plan assets	(25,941)	(22,436)	(20,922)	(5,013)	(4,406)	(4,025)
Amortization of prior service cost	464	461	98	—	169	169
Amortization of transition obligation	—	—	—	525	1,743	1,751
Amortization of actuarial loss or (gain)	1,530	5,998	9,322	(958)	—	(81)

Net periodic benefit cost	$23,021	$30,819	$34,319	$187	$5,080	$4,015

*	Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

**	Plan assets and obligation measured as of December 31 for 2008 and September 30 for 2007 and 2006.

***	The actual allocation of plan assets by category are as follows:

	2008	2007	2006

Pension:
Equity securities	54%	73%	73%
Fixed income securities	32%	27%	27%
Cash Equivalents	14%	—	—
Postretirement Medical:
Equity securities	54%	73%	73%
Fixed income securities	32%	27%	27%
Cash Equivalents	14%	—	—

At December 31, 2008 over one-half of the plan assets consisted of investments in mutual funds administered by Harris Investment Management, Inc., a subsidiary of Bankcorp.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

income securities. Plan asset and liability studies are presented to the Investment Committee periodically. The current portfolio target allocation is as follows:

Equity securities	65%
Fixed income securities	35%

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are $3.5 million and $0.5 million, respectively. The estimated net gain and transition obligation for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are zero and $0.5 million, respectively. The estimated net loss and prior service cost for the supplemental unfunded retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are zero and $0.3 million, respectively.

	Pension Benefits			Postretirement Medical Benefits
	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	6.20%	6.00%	5.75%	6.20%	6.00%	5.75%
Rate of compensation increase	3.80%	3.80%	3.80%	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	6.00%	5.75%	5.50%	6.00%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.80%	N/A	N/A	N/A

For measurement purposes, a 7.6 percent annual rate of increase for pre 65 and a 7.8 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits were assumed for 2008. The rate will be graded down to 4.5 percent for pre 65 and 4.5 percent for post 65 in 2028 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
2008	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$651	$(562)
Effect on postretirement benefit obligation	$7,176	$(6,109)

			Supplemental
		Postretirement	Unfunded
Year Ended December 31, 2008	Pension Benefits	Medical Benfits	Retirement Benefits
	(In thousands)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$128,120	$21,667	$(1,024)
Amortization of (loss) gain	(1,912)	1,198	—
Amortization of prior service (cost) credit	(580)	—	412
Amortization of transition obligation	—	(656)	—

Total recognized in OCI	$125,628	$22,209	$(612)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the status of the supplemental unfunded retirement plan:

	Supplemental Unfunded Retirement Benefits
	2008	2007	2006
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$12,781	$18,969	$16,941
Service cost	997	1,560	1,620
Interest cost	636	911	785
Benefits paid (net of participant contributions)	(3,273)	(3,073)	(1,840)
Actuarial (gain) or loss	(724)	(5,586)	1,464
Change in measurement date	(57)	—	—

Benefit obligation at end of year	$10,360	$12,781	$18,970

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Supplemental Unfunded Retirement Benefits
	2008	2007	2006
	(In thousands)

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Actual return on plan assets	—	—	—
Employer contribution	3,738	3,073	1,840
Benefits paid	(3,273)	(3,073)	(1,840)
Change in measurement date	(465)	—	—

Fair value of plan assets at end of year	$—	$—	$—

Funded Status at end of year	$(10,360)	$(12,781)	$(18,970)
Contributions made between measurement date (September 30) and end of year	—	465	623
Unrecognized actuarial loss	—	—	6,864
Unrecognized prior service cost	—	—	(2,341)

	$(10,360)	$(12,316)	$(13,824)

Liabilities recognized in the Statement of Condition consist of:
Accrued pension and post retirement liabilities	$(10,360)	$(12,316)	$(19,713)

Net liabilities recognized	$(10,360)	$(12,316)	$(19,713)

Amounts recognized in Accumulated Other Comprehensive Income consist of:
Net loss	$157	$1,181	$—
Prior service credit	(1,599)	(2,011)	—
Additional minimum liability	—	—	5,889

Amounts recognized in AOCI	$(1,442)	$(830)	$5,889

Components of net periodic benefit cost
Service cost	$997	$1,560	$1,620
Interest cost	636	911	785
Expected return on plan assets	—	—	—
Amortization of prior service cost	(330)	(330)	(330)
Amortization of actuarial loss	—	102	98

Net periodic benefit cost	$1,303	$2,243	$2,173

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Supplemental Unfunded
	Retirement Benefits
	2008	2007

Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	5.50%	5.25%
Rate of compensation increase	3.80%	3.80%
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.25%	5.00%
Rate of compensation increase	3.80%	3.80%

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

		Postretirement Medical Benefits		Supplemental
		Before Medicare	Medicare	Retirement
Year	Pension Benefits	Subsidy	Subsidy(1)	Benefits
	(In thousands)

2009	$26,318	$3,497	$388	$1,094
2010	26,190	3,715	429	1,083
2011	28,446	3,951	473	1,479
2012	30,586	4,125	534	1,474
2013	30,012	4,349	591	958
2014-2018	182,759	26,355	4,152	6,575

(1)	Medicare subsidies expected to be received.

15.	Stock-Based Compensation Plans

The Bank has three types of share-based compensation plans: a stock option program, a mid-term incentive plan and an employee share purchase plan. Share-based compensation expense is recognized based on the estimated number of shares for which service is expected to be rendered and over the period during which employees are required to provide service in exchange for the shares. Share-based compensation granted to retirement-eligible employees is expensed fully at the time of grant.

Stock Option Program

The Stock Option Program was established under the Bank of Montreal (“BMO”) Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

Options to acquire BMO stock are granted at an exercise price equal to the closing price of BMO’s common shares on the day prior to the grant date. Options vest 25% per year over a four-year period starting from their grant date. A portion of the options granted can only be exercised once certain performance targets are met. All options expire 10 years from their grant date.

The expense recorded for this program is adjusted for estimated forfeitures. Cash flows resulting from realized tax deductions in excess of recognized compensation cost are financing cash flows.

The compensation expense related to this program totaled $2.0 million, $1.4 million, and $1.9 million in 2008, 2007 and 2006, respectively. The related tax benefits recognized for the years ended 2008, 2007 and 2006 were

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

$0.7 million, $0.5 million, and $0.7 million, respectively. At December 31, 2008 and 2007, the total unrecognized compensation cost related to nonvested stock option awards was $2.1 million and $3.0 million, respectively, and the weighted average period over which it is expected to be recognized is approximately 2.9 years and 3.2 years, respectively.

The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted average per share fair value of options granted during 2008, 2007, and 2006 were $4.50, $8.33, and $6.85, respectively. The total intrinsic value of stock options exercised during the years ended 2008, 2007 and 2006 was $3.7 million, $22.0 million, and $24.1 million, respectively. Cash proceeds from options exercised under the plan totaled $15.0 million, $23.3 million, and $24.5 million for the years ended 2008, 2007 and 2006, respectively. The excess tax benefits realized during 2008, 2007 and 2006 were $1.8 million, $9.2 million, and $11.8 million, respectively.

The following table summarizes the stock option activity for 2008 and 2007 and provides details of stock options outstanding at December 31, 2008 and 2007:

	Year Ended December 31, 2008
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value	Contractual Life
	(In millions)

Outstanding at beginning of year	2,751,938	43.57	$155.0	4.75 years
Granted	234,701	27.88
Exercised	(348,728)	27.77
Forfeited, cancelled	(63,733)	24.65
Transferred(1)	(79,232)	49.31

Outstanding at December 31, 2008	2,494,946	35.34	$1.1	4.62 years

Options exercisable at December 31, 2008	1,769,740	$32.51	$1.1	3.19 years

(1)	Transferred shares represent employees moving between BMO and the Bank.

	Year Ended December 31, 2007
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value	Contractual Life
	(In millions)

Outstanding at beginning of year	3,202,246	34.76	$221.0	5.00 years
Granted	198,156	60.64
Exercised	(710,621)	36.78
Forfeited, cancelled	(9,727)	61.55
Transferred(1)	71,884	39.94

Outstanding at December 31, 2007	2,751,938	43.57	$155.0	4.75 years

Options exercisable at December 31, 2007	2,086,021	$38.08	$117.5	3.66 years

(1)	Transferred shares represent employees moving between BMO and the Bank.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	463,392	$8.23
Granted	234,701	4.50
Vested	(215,118)	8.44
Forfeited, cancelled	—	—
Transferred(1)	(16,978)	7.82

Nonvested at December 31, 2008	465,997	$6.31

(1)	Transferred shares represent employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2007:

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	440,892	$8.27
Granted	198,156	8.33
Vested	(175,755)	8.47
Forfeited, cancelled	(9,301)	8.32
Transferred(1)	9,400	8.02

Nonvested at December 31, 2007	463,392	$8.23

(1)	Transferred shares represent employees moving between BMO and the Bank.

The following weighted-average assumptions were used to determine the fair value of options on the date of grant:

	2008	2007	2006

Risk-free interest rate	2.61%	4.11%	3.98%
Expected life, in years	6.5	7.3	7.1
Expected volatility	23.84%	19.24%	15.22%
Expected dividend yield	5.85%	4.20%	3.40%

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

During 2007, the Bank was party to an agreement made between BMO and a third party to assume most of the Bank’s obligations related to the 2007 mid-term incentive plan. The Bank’s share of the payment for the third party’s assumption of risk was $2.4 million. A similar agreement was entered into in 2006 to assume most of the

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

obligation related to the 2006 mid-term incentive plan for a payment of $4.1 million. Amounts paid by the Bank under these agreements were capitalized and recognized as compensation expense over the performance cycles of the plans on a straight-line basis. Amounts related to units granted to employees who are eligible to retire are expensed at the time of grant. Any future obligations to participants required under these plans will be the responsibility of the third party.

For the remaining obligations relating to the plans for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the service period to reflect the current estimate of ultimate employer liability which is a function of the current market value of BMO’s common shares and BMO’s total shareholder return compared with that of its competitors. Adjustments for changes in estimates of ultimate payments to participants are recognized in current and future periods. During 2008, the Bank entered into certain total return swap contracts to minimize exposure to currency exchange rate and equity price fluctuations. The contracts are derivative instruments accounted for at fair value and do not qualify for hedge accounting.

The compensation expense related to the plans totaled $8.1 million, $16.5 million, and $16.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. The related tax benefits recognized for the years ended December 31, 2008, 2007 and 2006 totaled $3.1 million, $6.3 million, and $6.4 million, respectively. The total unrecognized compensation cost related to non-vested awards was $4.9 million and $7.7 million at December 31, 2008 and 2007, respectively. At December 31, 2008, the weighted average period over which such costs is expected to be recognized is approximately 2.1 years.

Employee Share Purchase Plan

The Bank of Montreal (“BMO”) Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank’s contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.6 million, $0.7 million, and $0.6 million in 2008, 2007 and 2006, respectively.

16.	Lease Expense and Obligations

Rental expense for all operating leases was $41.5 million in 2008, $33.7 million in 2007, and $33.1 million in 2006. These amounts include real estate taxes, maintenance and other rental-related operating costs of $6.9 million, $6.6 million, and $5.8 million, for 2008, 2007, and 2006, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

Minimum rental commitments as of December 31, 2008 for all non-cancelable operating leases are as follows:

(In thousands)

2009	$34,234
2010	33,075
2011	31,569
2012	27,844
2013	26,844
Thereafter	291,318

Total minimum future rentals	$444,884

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Occupancy expenses for 2008, 2007, and 2006 have been reduced by $3.4 million, $3.2 million, and $2.6 million, respectively, for rental income from leased premises.

17.  Income Taxes

The 2008, 2007 and 2006 applicable income tax expense (benefit) were as follows:

	Federal	State	Total
	(In thousands)

2008:
Current	$(96,539)	$(1,185)	$(97,724)
Deferred	(14,021)	15,526	1,505

Total	$(110,560)	$14,341	$(96,219)

2007:
Current	$71,549	$(1,907)	$69,642
Deferred	(41,123)	(6,495)	(47,618)

Total	$30,426	$(8,402)	$22,024

2006:
Current	$56,894	$3,596	$60,490
Deferred	24,912	(214)	24,698

Total	$81,806	$3,382	$85,188

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred tax assets are comprised of the following at December 31, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$233,062	$153,868	$133,881
Deferred expense and prepaid income	22,586	34,812	15,409
Deferred employee compensation	21,979	24,811	23,644
Pension and medical trust	—	15,597	14,644
Amortizable intangibles	—	3,951	8,639
State tax loss carryforward	11,971	—	—
Other assets	6,532	14	—

Gross deferred tax assets	$296,130	$233,053	$196,217
Valuation Allowance	(26,285)	—	—

Deferred tax assets, net of valuation allowance	$269,845	$233,053	$196,217
Deferred tax liabilities:
Depreciable assets	$(48,769)	$(60,836)	$(72,288)
Pension and medical trust	(10,113)	—	—
Amortizable intangibles	(5,036)	—	—
Other liabilities	(1,332)	(1,262)	(1,980)

Gross deferred tax liabilities	$(65,250)	$(62,098)	$(74,268)

Deferred tax assets	$204,595	$170,955	$121,949
Tax effect of fair value adjustments on available-for-sale securities pension liabilities and hedging transactions recorded directly to stockholder’s equity	111,480	14,716	52,575

Net deferred tax assets	$316,075	$185,671	$174,524

A valuation allowance of $26.3 million and $0.2 million exists at December 31, 2008 and 2007, respectively to offset deferred tax assets related to the Bank’s state tax loss carryforwards and certain state deferred tax assets. The valuation allowance increased by $26.1 million in 2008, and is due to the addition of state operating losses, valuation allowances established on certain prior and current year state deferred tax assets and certain state valuation allowances recorded in connection with 2008 business combinations. Management believes that the realization of the deferred tax assets, with the exception of certain state deferred tax assets and state tax loss carryforwards, is more likely than not based on existing carryback ability, tax planning strategies and expectations as to future taxable income.

State tax loss carryforwards at December 31, 2008 of approximately $916.3 million will expire in varying amounts in the years 2013 through 2028.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the Bank’s expected income tax expense at the federal statutory rate of 35 percent to the applicable income tax expense and effective tax rate is as follows:

	Years Ended December 31
	2008		2007		2006
		Percent of		Percent of		Percent of
		Pretax		Pretax		Pretax
	Amount	Loss	Amount	Income	Amount	Income
	(Dollars in thousands)

Computed tax (benefit) expense	$(69,811)	35.0%	$57,837	35.0%	$102,598	35.0%
Increase (reduction) in income tax expense due to:
Tax-exempt income from loans and investments net of municipal interest expense disallowance	(17,556)	8.8	(12,575)	(7.6)	(8,820)	(3.0)
Bank-owned insurance	(18,098)	9.1	(18,787)	(11.4)	(15,697)	(5.4)
State income taxes, excluding valuation allowance net of federal effect	(16,903)	8.5	(5,461)	(3.3)	2,199	0.8
Valuation allowance change for state deferred taxes, net of federal effect	26,224	(13.2)	—	—	—	—
Other, net	(75)	—	1,010	0.6	4,908	1.7

Actual tax (benefit) expense	$(96,219)	48.2%	$22,024	13.3%	$85,188	29.1%

FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” was adopted in 2007 by the Bank. A reconciliation of the beginning and ending amount of unrecognized federal, state and local tax benefits is as follows:

	2008	2007
	(In thousands)

Gross unrecognized tax benefits at beginning of year	$5,276	$3,902
Additions based on tax positions related to current year	312	280
Additions for tax positions of prior years	596	1,961
Reductions for tax positions of prior years	(1,864)	(520)
Settlements	(2,445)	(347)

Gross unrecognized tax benefits at end of year	$1,875	$5,276
Less: Federal tax benefit	(184)	(566)

Net unrecognized tax benefits at end of year	$1,691	$4,710

Included in the balance of unrecognized tax benefits at December 31, 2008 are potential benefits of $1.75 million that, if recognized, would affect the effective tax rate on income from continuing operations.

The balance of unrecognized tax benefits may decrease between $0.3 million and $1.5 million during the next twelve months depending upon the settlement of state filing issues and federal, state, and local audits.

With few exceptions, the Bank is no longer subject to U.S. federal, state or local income tax exams for the years prior to 2005. An examination of the Bank’s 2006 and 2007 tax returns was initiated by the Internal Revenue Service and is anticipated to be completed by the end of 2009. The Bank is also currently under examination by various state taxing authorities, some of which are anticipated to be completed by the end of 2009. As of December 31, 2008, no significant adjustments have been proposed for the Bank’s federal or state tax positions.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Bank recognizes penalties and the accrual of interest related to unrecognized tax benefits in its income tax expense. During the years ended December 31, 2008, 2007 and 2006, the interest and penalties recognized by the Bank were not significant and would not affect the annual effective tax rate. The Bank had approximately $0.1 million and $0.7 million accrued for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

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

As of December 31, 2008 and 2007, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2008 that have changed the capital category of the Bank.

At December 31, 2008 and 2007, the Bank had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7 3/8% per annum. During 2008, $18.4 million of dividends were declared and paid on the preferred stock. During 2007, $18.4 million of dividends were declared and paid on the preferred stock and $4.6 million was paid for the fourth quarter 2006 for a total of $23.0 million paid in 2007. The preferred stock qualifies as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Bank’s risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Capital	Capital	Capital		Capital	Capital		Capital
	Amount	Ratio	Amount		Ratio	Amount		Ratio
			(In thousands)

As of December 31, 2008
Total Capital to Risk-Weighted Assets	$4,309,774	12.69%	≥ $	2,716,958	≥ 8.00%	≥ $	3,396,197	≥ 10.00%
Tier 1 Capital to Risk-Weighted Assets	$3,590,854	10.57%	≥ $	1,358,885	≥ 4.00%	≥ $	2,038,328	≥ 6.00%
Tier 1 Capital to Average Assets	$3,590,854	7.24%	≥ $	1,983,897	≥ 4.00%	≥ $	2,479,872	≥ 5.00%
As of December 31, 2007
Total Capital to Risk-Weighted Assets	$4,208,758	12.66%	≥ $	2,659,563	≥ 8.00%	≥ $	3,324,453	≥ 10.00%
Tier 1 Capital to Risk-Weighted Assets	$3,543,889	10.66%	≥ $	1,329,789	≥ 4.00%	≥ $	1,994,684	≥ 6.00%
Tier 1 Capital to Average Assets	$3,543,889	8.41%	≥ $	1,685,560	≥ 4.00%	≥ $	2,106,949	≥ 5.00%

19.	Investments in Subsidiaries and Statutory Restrictions

Harris N.A.’s investment in the combined net assets of its wholly-owned subsidiaries was $1.1 billion, $814.5 million, and $792.5 million at December 31, 2008, 2007 and 2006, respectively.

Provisions of Federal (and in some cases state) banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. The National Bank Act requires all national banks to obtain prior approval from the Office of the Comptroller of the Currency if dividends declared by a subsidiary bank, in any calendar year, will exceed its net income for that year, combined with its retained net income, as so defined, for the preceding two years. Based on these and certain other prescribed regulatory limitations, the Bank could have declared, without regulatory approval, $83.9 million of dividends at December 31, 2008. Actual dividends paid, however, would be subject to satisfying certain capital ratio levels set by regulation. Cash dividends paid to Bankcorp by the Bank amounted to $38.0 million, $75.0 million, and $72.0 million in 2008, 2007 and 2006, respectively.

The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2008, 2007 and 2006, daily average reserve balances of $302.7 million, $193.7 million, and $190.9 million, respectively, were required for the Bank. At year-end 2008, 2007 and 2006, balances on deposit at the Federal Reserve Bank totaled $24.7 billion, $10.4 million, and $19.7 million, respectively. Interest income recognized in the year ended December 31, 2008 was $12.9 million and no interest income was recognized for the year ended December 31, 2007 or 2006. The Federal Reserve Bank started paying interest in October 2008.

20.	Contingent Liabilities and Litigation

Harris N.A. and certain of its subsidiaries are party to legal proceedings in the ordinary course of their businesses. While there is inherent difficulty in predicting the outcome of these proceedings, management does not

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

21.  Accumulated Other Comprehensive Loss

The following table summarizes the components of other comprehensive loss shown in stockholder’s equity, net of tax:

	Unrealized	Unrealized	Unrealized
	gain (Loss) on	Loss on Pension	Loss on	Accumulated
	Available-for-	and Postretirement	Hedge	Other
	Sale Securities	Medical Plans	Activity	Comprehensive Loss
	(In thousands)

Balance at December 31, 2008	$54,463	$(111,391)	$(149,111)	$(206,039)

Balance at December 31, 2007	$14,301	$(10,135)	$(31,488)	$(27,322)

Balance at December 31, 2006	$(14,253)	$(65,179)	$(18,207)	$(97,639)

22.  Foreign Activities (by Domecile of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

	Foreign	Domestic	Consolidated
	(In thousands)

2008
Total operating income	$36,075	$2,264,959	$2,301,034
Total expenses	93,673	2,406,822	2,500,495

(Loss) income before taxes	$(57,598)	$(141,863)	$(199,461)
Applicable income taxes	(22,892)	(73,327)	(96,219)

Net (loss) income	$(34,706)	$(68,536)	$(103,242)

Identifiable assets at year-end	$1,831,666	$65,474,389	$67,306,055

2007
Total operating income	$38,631	$2,583,531	$2,622,162
Total expenses	156,493	2,300,420	2,456,913

(Loss) income before taxes	$(117,862)	$283,111	$165,249
Applicable income taxes	(46,844)	68,868	22,024

Net (loss) income	$(71,018)	$214,243	$143,225

Identifiable assets at year-end	$1,133,241	$40,347,042	$41,480,283

2006
Total operating income	$28,031	$2,365,350	$2,393,381
Total expenses	126,604	1,973,640	2,100,244

(Loss) income before taxes	$(98,573)	$391,710	$293,137
Applicable income taxes	(39,178)	124,366	85,188

Net (loss) income	$(59,395)	$267,344	$207,949

Identifiable assets at year-end	$1,221,055	$40,597,883	$41,818,938

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Determination of rates for foreign funds generated or used are based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2008, 2007 and 2006 identifiable foreign assets accounted for 2.7 percent, 2.7 percent, and 2.9 percent, respectively, of total consolidated assets.

23.	Business Combinations

On February 29, 2008 Bankcorp completed the acquisition of Merchants and Manufacturers Bancorporation, Inc. (“Merchants and Manufacturers”), for a purchase price of $136.7 million. Of this amount, $111.5 million was recorded as goodwill and $11.0 million was recorded as a core deposit premium intangible with an expected life of ten years. Bankcorp recorded additional goodwill of $3.4 million for related acquisition costs. Goodwill and other intangibles related to this acquisition are not deductible for tax purposes. The results of Merchants and Manufacturers’ operations have been included in Bankcorp’s consolidated financial statements since March 1, 2008. The acquisition of Merchants and Manufacturers provides Bankcorp with the opportunity to expand banking services in the Wisconsin market.

On February 29, 2008 BMO completed the acquisition of Ozaukee Bank (“Ozaukee”), for a purchase price of $183.3 million consisting of 3,283,190 BMO common shares with a market value of $55.84 per share. BMO immediately contributed Ozaukee to HFC in exchange for HFC common shares. HFC immediately contributed Ozaukee to Bankcorp in exchange for Bankcorp common shares. Of the purchase price amount, $127.7 million was recorded as goodwill and $11.7 million was recorded as a core deposit premium intangible with an expected life of ten years. Bankcorp recorded additional goodwill of $1.8 million for related acquisition costs. Goodwill and other intangibles related to this acquisition are not deductible for tax purposes. The results of Ozaukee’s operations have been included in Bankcorp’s consolidated financial statements since March 1, 2008. The acquisition of Ozaukee provides Bankcorp with the opportunity to expand banking services in the Wisconsin market.

On September 6, 2008, Bankcorp merged Merchants and Manufacturers with and into the Bank and merged Ozaukee with and into the Bank. Each transaction was recorded at its respective carrying value on that date and had no impact on the consolidated results of the Bank.

On January 4, 2007, Bankcorp completed the acquisition of First National Bank and Trust (“First National”) for a purchase price, including the costs of acquisition, of $291.4 million. Of this amount $143.8 million was recorded as goodwill and $31.2 million was recorded as a core deposit premium intangible with an expected life of ten years. The acquisition of First National’s operations was included in Bankcorp’s consolidated financial statements since that date. Bankcorp recorded additional goodwill of $3.6 million for related acquisition costs. The acquisition of First National provides Bankcorp with the opportunity to expand banking services in the Indianapolis, Indiana market. Goodwill and other intangibles related to this acquisition are deductible for tax purposes.

On May 12, 2007, Bankcorp merged First National with and into the Bank. This transaction was recorded at its carrying value on that date and had no impact on the consolidated results of the Bank.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of Merchants and Manufacturers, Ozaukee, and First National at the dates of acquisition:

	2008		2007
	Merchants and		First
	Manufacturers	Ozaukee	National
	(In thousands)

Cash and cash equivalents	$36,312	$52,125	$68,514
Securities	135,116	116,404	295,021
Loans, net	1,029,281	525,731	856,270
Premises and equipment	35,540	14,552	25,327
Bank owned life insurance	9,221	9,579	—
Goodwill	111,493	127,704	143,813
Core deposit premium	10,985	11,736	31,200
Other	46,014	9,723	44,691

Total assets	$1,413,962	$867,554	$1,464,836

Deposits	$1,045,438	$593,203	$952,919
Borrowings	154,399	82,453	215,528
Accrued expenses	19,746	5,541	5,023
Note payable	53,611	—	—
Other liabilities	4,071	3,013	—

Total liabilities	$1,277,265	$684,210	$1,173,470

Purchase price	$136,697	$183,344	$291,366

24.	Related Party Transactions

During 2008, 2007 and 2006, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short and long-term borrowings; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2008, 2007 and 2006, the Bank received from BMO approximately $24.5 million, $20.6 million, and $15.8 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BMO of approximately $89.8 million, $84.8 million, and $71.4 million in 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, the Bank received from HFC approximately $39.8 million, $29.0 million, and $14.1 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to HFC of approximately $10.5 million, $18.7 million, and $29.9 million in 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, the Bank received from Bankcorp approximately $15.8 million, $14.5 million, and $13.6 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to Bankcorp of approximately $0.1 million, $0.2 million, and $0.0 million in 2008, 2007 and 2006, respectively.

In December 2008, HNA sold non-performing loans to BMO Chicago Branch and to PSPS Holdings, LLC. PSPS Holdings, LLC was formed in December 2008 to hold and manage nonperforming loans. PSPS Holdings, LLC purchased approximately $362 million in nonaccrual loans from HNA. Approximately $110 million of non-performing loans were sold from HNA to BMO Chicago Branch. Loans were sold at fair value. For non-performing

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

loans sold, credit losses were recorded at HNA, as required, to reflect any credit deterioration. Credit-related write-downs were reflected in the provision for credit losses and/or as write-downs against the allowance for loan losses. For these loans, the carrying value after any required write-downs was considered by management to represent estimated fair value. A $9.5 million pretax loss on sale of loans from HNA to BMO Chicago Branch was recorded as a component of loan sale losses on the consolidated statements of income.

At December 31, 2008, derivative contracts with BMO represent $325.4 million and $512.4 million of unrealized gains and unrealized losses, respectively. At December 31, 2007, derivative contracts with BMO represented $103.0 million and $125.9 million of unrealized gains and unrealized losses, respectively.

On June 18, 2007 Harris N.A. amended the leaseback agreement for the building located at 111 W. Monroe Street, Chicago, Illinois. Harris N.A. received from Bank of Montreal, Chicago Branch a payment of $6.1 million as compensation for the extension of the original lease termination dates and a payment of $5.8 million as compensation for the vacancy anticipated on the original lease. The payments were deferred and are amortized on a straight-line basis over the remaining term of the lease. Deferred revenue recognized in 2008 and 2007 was $0.7 million and $0.3 million, respectively.

The Bank and BMO combine their U.S. foreign exchange (“FX”) activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in October 2009 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. During 2008, 2007 and 2006 foreign exchange revenues were $6.9 million, $3.8 million, and $4.6 million, respectively, under this agreement.

The Bank has loans outstanding to certain executive officers and directors. These loans totaled $3.0 million and $2.5 million at December 31, 2008 and 2007, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Bank’s related party transactions for long-term notes (senior and subordinated) and certificates of deposit:

	Interest Expense		Loan Balance
	Year Ended December 31		December 31
	2008	2007	2008	2007	Rate	Reprice
	(In thousands)

Long-term notes — senior
Floating rate senior note to BMO subsidiary due June 15, 2010	$8,362	$13,856	$250,000	$250,000	12bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due June 13, 2011	25,469	41,074	746,500	746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due August 14, 2012	34,359	31,470	1,100,000	1,100,000	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior	$68,190	$86,400	$2,096,500	$2,096,500

Long-term notes — subordinated
Floating rate subordinated note to Bankcorp due December 23, 2012	$1,108	$1,682	$28,500	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013	1,261	2,025	34,000	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013	879	1,427	24,000	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014	229	371	6,250	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014	3,557	5,812	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016	3,583	5,837	100,000	100,000	38bps + 90 day LIBOR	Quarterly
Fixed rate subordinated note to Bankcorp due March 27, 2018	178	—	—	—

Total long-term notes — subordinated	$10,617	$17,154	$292,750	$292,750

Total long-term notes	$78,807	$103,554	$2,389,250	$2,389,250

	Interest Expense
	Year Ended		Certificate of Deposit Balance
	December 31		December 31
	2008	2007	2008	2007
	(In thousands)

Certificates of deposit
Certificate of deposit to BMO subsidiary due on September 24, 2007	$—	$13,820	$—	$—	3.28%	Fixed
Certificate of deposit to BMO subsidiary due on March 18, 2008	4,883	27,586	—	500,000	8bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on June 30, 2008	14,298	28,833	—	1,000,000	2.84%	Fixed
Certificate of deposit to BMO subsidiary due on March 31, 2009	18,713	18,662	427,655	427,655	4.30%	Fixed
Certificate of deposit to BMO subsidiary due on May 29, 2009	1,038	—	100,000	—	35bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on June 30, 2009	1,300	—	100,000	—	35bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on July 31, 2009	1,190	—	100,000	—	38bps + 90 day LIBOR	Quarterly

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Interest Expense
	Year Ended		Certificate of Deposit Balance
	December 31		December 31
	2008	2007	2008	2007
	(In thousands)

Certificate of deposit to BMO subsidiary due on August 28, 2009	2,096	—	200,000	—	38bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on September 28, 2009	36,205	54,506	1,000,000	1,000,000	6bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on July 29, 2011	16,170	—	950,000	1,000,000	93bps+ 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on September 29, 2011	12,609	—	950,000	—	145bps + 90 day LIBOR	Quarterly

Total certificates of deposit	$108,502	$143,407	$3,827,655	$2,927,655

25.	Restructuring Charge

During the first quarter of 2007, the Bank recorded a restructuring charge of $13.7 million in the Consolidated Statement of Income. The objectives of the restructuring were to enhance customer service by directing spending and resources to front-line sales and service improvements, creating more efficient processes and systems and continuing to accelerate the pace of growth.

The charge related to the elimination of approximately 200 positions in primarily non-customer-facing areas of the Bank across all support functions and business groups. The charge consisted of $11.5 million of severance-related costs and $2.2 million of premise-related charges.

Premises-related costs include lease cancellation payments for those locations where the Bank has legally extinguished its lease obligations as well as the carrying value of abandoned assets in excess of their fair market value.

In October 2007, the Bank recorded an additional restructuring charge of $6.3 million in the Consolidated Statement of Income. The additional charge related to approximately 40 positions across all support functions and business groups and is all severance-related.

During the years ended December 31, 2008 and 2007, the Bank changed its estimate for restructuring, resulting in a $2.7 million reduction and a $1.2 million reduction, respectively, in the original accrual due primarily to lower severance payments than originally estimated.

The actions under the restructuring program were substantially completed in 2008.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Severance-related	Premises-related
	charges	charges	Total
	(In thousands)

Balance at December 31, 2006	$—	$—	$—
Restructuring charge during the year, net of reversals	16,564	2,196	18,760
Paid during the year	(9,514)	(2,196)	(11,710)

Balance at December 31, 2007	$7,050	$—	$7,050
Restructuring reversals during the year	(2,649)	(15)	(2,664)
(Paid), reversed during the year	(3,539)	15	(3,524)

Balance at December 31, 2008	$862	$—	$862

26.	Visa Indemnification Charge

Harris N.A. was a member of Visa U.S.A. Inc. (“Visa U.S.A.”) and in 2007 received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering by Visa. Harris N.A. and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain indemnified litigation involving Visa that has been settled.

A member bank such as Harris N.A. is also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007), for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Harris N.A. is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. While the estimation of any potential losses is highly judgmental, as of December 31, 2007, Harris N.A. recorded a liability and corresponding charge of $34 million (pretax) for the remaining litigation.

The initial public offering (IPO) occurred on March 25, 2008 followed by a mandatory partial redemption of Harris’ restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. During the first quarter of 2008, Harris N.A. received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statement of Income since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. Harris’ share of the U.S. litigation escrow account funding was $17 million which was recognized as a reversal to the litigation reserve and as a decrease to other non-interest expense.

On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. As a result, Harris N.A. recorded an additional reserve for this matter of $7 million (pretax) during the third quarter as an increase to non-interest expense.

In December 2008 Harris N.A. recorded a decrease to non-interest expense of $6.3 million as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of December 31, 2008, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statement of Condition was $17.8 million.