Form 10-Q
period 2009-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2009-05-15
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(312) 461-2121

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

7 3/8% Noncumulative Exchangeable Preferred Stock,	New York Stock Exchange
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
  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
  Yes ☐     No ☐

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on May 15, 2009 was 1,180. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,	March 31,
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$50,909	$816	$1,134
Securities purchased from Harris N.A. under agreement to resell	6,367	5,863	13,191

Total cash and cash equivalents	$57,276	$6,679	$14,325
Notes receivable from Harris N.A.	3,948	4,284	4,992
Securities available-for-sale, at fair value
Mortgage-backed	492,633	488,282	438,698
U.S. Treasury Bills	79,999	—	34,997
Other assets	1,868	1,885	1,906

Total assets	$635,724	$501,130	$494,918

Liabilities and Stockholders’ Equity
Accrued expenses	$503	$112	$95
Deferred state tax liabilities	1,060	774	—
Payable for security purchased	49,999	—	—

Total liabilities	$51,562	$886	$95

Commitments and contingencies	—	—	—
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding at March 31, 2009; and 1,000 shares authorized, issued and outstanding at December 31, 2008 and March 31, 2008.	1	1	1
Additional paid-in capital	320,733	240,733	240,733
Earnings (less than) in excess of distributions	(39)	(322)	723
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities	13,467	9,832	3,366

Total stockholders’ equity	$584,162	$500,244	$494,823

Total liabilities and stockholders’ equity	$635,724	$501,130	$494,918

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Quarter Ended March 31,
	2009	2008
	(in thousands)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$9	$634
Notes receivable from Harris N.A.	64	82
Securities available-for-sale:
Mortgage-backed	5,382	4,674
U.S. Treasury Bills	1	16

Total interest income	$5,456	$5,406

Operating expenses:
Loan servicing fees paid to Harris N.A.	$3	$4
Advisory fees paid to Harris N.A.	56	39
General and administrative	120	98

Total operating expenses	$179	$141

Income before income taxes	$5,277	$5,265
Applicable state income taxes	385	—

Net Income	$4,892	$5,265
Preferred stock dividends	4,609	4,609

Net income available to common stockholder	$283	$656

Basic and diluted earnings per common share	$283	$656

Net income	$4,892	$5,265
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during the period, net of deferred state taxes	$3,635	$4,373
Less reclassification adjustment for realized (gains) losses included in net income	—	—

Comprehensive income	$8,527	$9,638

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Quarter Ended
	March 31,
	2009	2008
	(in thousands)

Balance at January 1	$500,244	$489,794
Net income	4,892	5,265
Other comprehensive income	3,635	4,373
Capital contribution and issuance of common stock	80,000	—
Dividends (preferred stock $0.4609 per share)	(4,609)	(4,609)

Balance at March 31	$584,162	$494,823

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2009	2008
	(in thousands)

Operating Activities:
Net income	$4,892	$5,265
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in other assets	17	(377)
Net increase (decrease) in accrued expenses	391	(34)
Net increase in payable for security purchased	49,999	—

Net cash provided by operating activities	$55,299	$4,854

Investing Activities:
Repayments of notes receivable from Harris N.A.	$336	$343
Purchases of securities available-for-sale	(128,575)	(121,331)
Proceeds from maturities/redemptions of securities available-for-sale	48,146	121,203

Net cash (used in) provided by investing activities	$(80,093)	$215

Financing Activities:
Cash dividends paid on preferred stock	$(4,609)	$(4,609)
Cash dividends paid on common stock	—	(3,000)
Capital contribution and issuance of common stock	80,000	—

Net cash provided by (used in) financing activities	$75,391	$(7,609)

Net increase (decrease) in cash on deposit with Harris N.A.	$50,597	$(2,540)
Cash and cash equivalents with Harris N.A. at beginning of period	6,679	16,865

Cash and cash equivalents with Harris N.A. at end of period	$57,276	$14,325

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2008 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at March 31, 2009.

3.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Mortgage-backed	$478,108	$14,525	$—	$492,633
U.S. Treasury Bills	79,998	1	—	79,999

Total Securities	$558,106	$14,526	$—	$572,632

HARRIS PREFERRED CAPITAL CORPORATION

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Mortgage-backed	$477,678	$10,720	$116	$488,282
U.S. Treasury Bills	—	—	—	—

Total Securities	$477,678	$10,720	$116	$488,282

	March 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Mortgage-backed	$435,332	$3,961	$595	$438,698
U.S. Treasury Bills	34,997	—	—	34,997

Total Securities	$470,329	$3,961	$595	$473,695

The Company classifies all securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At March 31, 2009, net unrealized gains on available-for-sale securities were $14.5 million compared to $10.6 million of net unrealized gains on December 31, 2008.

4.	Fair Value Measurements

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. The extent of the use of quoted market prices (Level 1), internal models using observable market information as inputs (Level 2) and internal models without observable market information (Level 3) in the valuation of available-for-sale securities at March 31, 2009, December 31, 2008 and March 31, 2008 are presented in the following table:

	Fair Value	Fair Value Measurements Using
	March 31, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities	$572,632	$79,999	$492,633	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities	$488,282	$—	$488,282	$—

	Fair Value	Fair Value Measurements Using
	March 31, 2008	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities	$473,695	$34,997	$438,698	$—

HARRIS PREFERRED CAPITAL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in the Company’s 2008 Form 10-K and in the “Risk Factors” section included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

Results of Operations

First Quarter 2009 Compared with First Quarter 2008

The Company’s net income for the first quarter of 2009 was $4.9 million, compared to $5.3 million from the first quarter 2008. Earnings decreased primarily because of the initial recognition of Illinois state income taxes during the current quarter.

Interest income on securities purchased under agreement to resell for the first quarter of 2009 was $9 thousand, on an average balance of $34 million, with an annualized yield of 0.11%. During the same period in 2008, the interest income on securities purchased under agreement to resell was $634 thousand, on an average balance of $69 million, with an annualized yield of 3.69%. The decrease in income was attributable to lower yields in the short-term money market. The Federal Fund rates at March 31, 2009 was 0.18% compared to the Federal Fund rates at March 31, 2008 of 2.61%. First quarter 2009 interest income on the Notes receivable (Notes) totaled $64 thousand and yielded 6.4% on $4 million of average principal outstanding for the quarter compared to $82 thousand and a 6.4% yield on $5.1 million average principal outstanding for first quarter 2008. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. At March 31, 2009 and 2008, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $5.4 million resulting in a yield of 4.52% on an average balance of $476 million, compared to $4.7 million with a yield of 4.5% on an average balance of $413 million for the same period a year ago. Virtually all income in the current quarter was attributable to the mortgage-backed security portfolio.

There were no Company borrowings during first quarter 2009 or 2008.

First quarter 2009 operating expenses totaled $179 thousand, an increase of $38 thousand or 27% from the first quarter of 2008. General and administrative expenses totaled $120 thousand, an increase of $22 thousand over the same period in 2008, primarily due to increases in insurance costs and regulatory filings and processing costs, and director fees. Advisory fees for the first quarter 2009 were $56 thousand compared to $39 thousand a year earlier, primarily due to increase in production costs.

On March 30, 2009, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2009 as declared on March 4, 2009. On March 30, 2008, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2008 as declared on March 5, 2008.

HARRIS PREFERRED CAPITAL CORPORATION

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At March 31, 2009, net unrealized gains on available-for-sale securities were $14.5 million compared to $3.4 million of unrealized gains on March 31, 2008.

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

The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed and U.S. treasury securities will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis. In additional, the Company believes that the $80 million capital contribution from the Company’s parent in March 2009 should provide additional opportunity to invest in earning assets.

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $55.3 million provided from operations during the three months ended March 31, 2009, were $48.1 million from the maturities of securities available-for-sale and the $80 million from the issuance of the common stock. In the prior period ended March 31, 2008, the primary sources of funds other than $4.9 million from operations were $121.2 million from the maturities of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2009 were $128.6 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. Net cash provided by financing activities were $75.4 million compared to $7.6 million used in the prior period ended March 31, 2008. The primary reason was the issuance of stock and capital contribution from the Company’s parent totaling $80 million. For the prior year’s quarter ended March 31, 2008, the primary uses of funds were $121.3 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends and $3.0 million in common stock dividends paid.

HARRIS PREFERRED CAPITAL CORPORATION

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2008.

Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (“FSP”) to provide additional application guidance and disclosure requirements regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on determining fair value when there is no active market and requires additional disaggregated disclosures. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” relate to fair value disclosures under FAS 107 for financial instruments that are not currently reflected on the balance sheet at fair value and require disclosures on a quarterly basis rather than the current annual basis. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” relate to the evaluation of other-than-temporary impairment (“OTTI”) for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment, the recognition of impairment in earnings or OCI and require significant expanded disclosures on a quarterly basis. The three Staff Positions are effective for periods ending after June 15, 2009. The Company is in the process of assessing the impact of adopting the Staff Positions on its financial position and results of operations.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51,” as of January 1, 2009. The Statement requires those entities that have an outstanding noncontrolling (minority) interest in a subsidiary to report that noncontrolling interest as equity in the consolidated financial statements. The adoption of the Statement did not have a material effect on the Company’s financial position or results of operations.

Tax Matters

As of March 31, 2009, the Company believes that it is in full compliance with the REIT federal tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of Harris N.A. and (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the future state tax expense to be incurred by the Company beginning January 1, 2009 should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 7.3%. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Common Stock. For the first quarter of 2009, $385,000 Illinois income tax was recorded.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	March 31,	December 31,	March 31,
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,098,403	$1,072,255	$1,359,417
Money market assets:
Interest-bearing deposits at banks ($10.1 billion, $24.7 billion, and $0 held at Federal Reserve Bank at March 31, 2009, December 31, 2008, and March 31, 2008 respectively)	11,134,016	26,031,291	1,046,522
Federal funds sold and securities purchased under agreement to resell	326,313	182,063	582,712

Total cash and cash equivalents	$12,558,732	$27,285,609	$2,988,651
Securities available-for-sale at fair value (amortized cost of $7.2 billion at March 31, 2009 and $9.2 billion at December 31, 2008 and March 31, 2008)	7,265,687	9,283,283	9,254,701
Trading account assets and derivative instruments	1,302,193	1,367,833	447,057
Loans, net of unearned income	25,099,589	26,396,381	27,660,618
Allowance for loan losses	(607,561)	(574,224)	(405,603)

Net loans	$24,492,028	$25,822,157	$27,255,015
Loans held for sale	72,587	29,544	88,178
Premises and equipment	521,719	533,516	514,250
Bank-owned insurance	1,315,451	1,304,315	1,263,651
Goodwill and other intangible assets	772,696	779,444	804,202
Other assets	881,225	900,354	987,105

Total assets	$49,182,318	$67,306,055	$43,602,810

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$12,055,125	$28,059,575	$6,294,205
— interest-bearing (includes $156.2 million, $77.7 million, and $0 measured at fair value at March 31, 2009, December 31, 2008 and March 31, 2008, respectively)	24,086,415	24,374,034	23,044,496
Deposits in foreign offices — interest-bearing	806,129	920,235	971,270

Total deposits	$36,947,669	$53,353,844	$30,309,971
Federal funds purchased	299,678	78,525	404,218
Securities sold under agreement to repurchase	1,541,936	3,501,758	1,010,239
Short-term borrowings	593,229	359,476	561,612
Short-term senior notes	—	75,000	930,000
Accrued interest, taxes and other expenses	194,142	247,825	231,008
Accrued pension and post-retirement	113,228	171,933	83,366
Other liabilities	592,350	631,487	786,652
Long-term notes — senior	2,096,500	2,096,500	2,096,500
Long-term notes — subordinated	292,750	292,750	297,750
Long-term notes — secured	2,375,000	2,375,000	2,375,000

Total liabilities	$45,046,482	$63,184,098	$39,086,316

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 17,149,512 shares at March 31, 2009, December 31, 2008, and March 31, 2008	$171,495	$171,495	$171,495
Surplus	2,172,217	2,172,029	2,168,784
Retained earnings	1,737,956	1,734,472	1,947,945
Accumulated other comprehensive loss	(195,832)	(206,039)	(21,730)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$3,885,836	$3,871,957	$4,266,494
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000	250,000
Total stockholder’s equity	$4,135,836	$4,121,957	$4,516,494

Total liabilities and stockholder’s equity	$49,182,318	$67,306,055	$43,602,810

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Interest Income
Loans	$287,978	$380,245
Money market assets:
Deposits at banks	6,386	5,429
Federal funds sold and securities purchased under agreement to resell	455	7,561
Trading account assets	2,537	2,508
Securities available-for-sale:
U.S. Treasury and federal agency	34,269	77,608
State and municipal	13,853	12,051
Other	4,110	4,761

Total interest income	$349,588	$490,163

Interest Expense
Deposits	$111,980	$190,843
Short-term borrowings	1,897	22,766
Short-term senior notes	6	5,152
Long-term notes — senior	10,317	20,432
Long-term notes — subordinated	1,650	3,565
Long-term notes — secured	2,832	20,662

Total interest expense	$128,682	$263,420

Net Interest Income	$220,906	$226,743
Provision for loan losses	93,094	23,202

Net Interest Income after Provision for Loan Losses	$127,812	$203,541

Noninterest Income
Trust and investment management fees	$18,782	$22,851
Net money market and bond trading income (losses), including derivative activity	4,432	(455)
Foreign exchange	2,625	1,125
Service charges and fees	47,646	47,445
Equity securities gains, net	1,952	39,796
Net securities gains, other than trading	28,486	10,837
Bank-owned insurance	11,103	12,449
Letter of credit fees	5,094	3,829
Loan sale gains, net	1,732	1,340
Other	9,060	10,323

Total noninterest income	$130,912	$149,540

Noninterest Expenses
Salaries and other compensation	$92,879	$99,934
Pension, profit sharing and other employee benefits	30,732	33,801
Net occupancy	26,984	25,915
Equipment	17,502	15,843
Marketing	8,825	10,912
Communication and delivery	7,647	7,335
Professional fees	28,219	23,838
Outside information processing, database and network fees	8,979	9,694
FDIC Insurance	15,034	1,265
Intercompany services, net	(184)	5,001
Visa indemnification reversal	—	(17,000)
Other	18,242	18,394
Amortization of intangibles	7,106	6,700

Total noninterest expenses	$261,965	$241,632

(Loss) income before income tax (benefit) expense	$(3,241)	$111,449
Applicable income tax (benefit) expense	(11,335)	30,802

Net income before noncontrolling interest — dividends on preferred stock of subsidiary	$8,094	$80,647
Noncontrolling interest — dividends on preferred stock of subsidiary	4,609	4,609

Net Income Available for Common Stockholder	$3,485	$76,038

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Net income available for common stockholder	$3,485	$76,038
Other comprehensive income:
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of ($9,147) in 2009 and $14,533 in 2008	16,988	(26,988)
Less reclassification adjustment for losses included in net income, net of tax benefit of $1,681 in 2009 and $1,638 in 2008	3,121	3,042
Pension and postretirement medical benefit plans:
Net gain and net prior service cost, net of tax expense of $3,531 in 2009 and $512 in 2008	6,557	949
Less reclassification adjustment for amortization included in net income, net of tax benefit of $366 in 2009 and $0 in 2008	681	—
Available-for-sale securities:
Unrealized holding gains arising during the period, net of tax expense of $799 in 2009 and $19,121 in 2008	1,495	35,633
Less reclassification adjustment for realized gains included in net income, net of tax expense of $10,034 in 2009 and $3,793 in 2008	(18,635)	(7,044)

Other comprehensive income	$10,207	$5,592

Comprehensive income available for common stockholder	$13,692	$81,630

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2009	2008
	(in thousands)

Balance at January 1	$4,121,957	$4,038,342
Net income before dividends on preferred stock of subsidiary	8,094	80,647
Contributions to capital surplus	—	386,935
Issuance of common stock	—	16,347
Stock options	187	520
Tax benefit from stock option exercise	—	720
Dividends — ($0.52 in 2008 per common share)	—	(8,000)
Dividends — preferred stock of subsidiary	(4,609)	(4,609)
Other comprehensive income	10,207	5,592

Balance at March 31	$4,135,836	$4,516,494

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Operating Activities:
Net Income available for common stockholder	$3,485	$76,038
Adjustments to reconcile net income available for common stockholder to net cash provided by (used in) operating activities:
Provision for loan losses	93,094	23,202
Depreciation and amortization, including intangibles	25,221	19,236
Deferred tax expense (benefit)	7,874	(8,004)
Tax benefit from stock options exercise	—	720
Other than temporary impairment on securities	183	—
Net gains on securities, other than trading	(28,669)	(10,837)
Net equity investments gains	(1,952)	(39,796)
(Increase) decrease in bank-owned insurance	(11,136)	1,305
Net decrease (increase) in trading securities	142,933	(286,955)
Net decrease in accrued interest receivable	23,027	24,758
Net decrease in prepaid expenses	2,359	—
Net decrease in accrued interest payable	(16,454)	(17,667)
Net decrease in other accrued expenses	(6,292)	(25,919)
Origination of loans held for sale	(211,016)	(118,484)
Proceeds from sale of loans held for sale	169,702	94,293
Net gains on loans held for sale	(1,729)	(1,292)
Net losses on sale of premises and equipment	321	17
Recoveries on charged-off loans	16,168	14,670
Net increase in settlement clearing account	(43,367)	(78)
Net change in pension and post retirement benefits	(47,570)	(3,588)
Net (decrease) increase in marked to market hedging derivatives	(29,752)	46,961
Visa indemnification	—	17,000
Other, net	(53,306)	10,996

Net cash provided by (used in) operating activities	$33,124	$(183,424)

Investing Activities:
Proceeds from sales of securities available-for-sale	$2,830,608	$837,912
Proceeds from maturities of securities available-for-sale	1,054,551	5,073,723
Purchases of securities available-for-sale	(1,866,025)	(5,567,444)
Net (increase) decrease in loans	1,220,867	(573,166)
Purchases of premises and equipment	(19,065)	(19,404)
Sales of premises and equipment	12,999	24,181
Proceeds from Visa redemption	—	37,800
Acquisition, net of cash acquired	(3,423)	(285,214)

Net cash provided by (used in) investing activities	$3,230,512	$(471,612)

Financing Activities:
Net decrease in deposits	$(16,406,175)	$(861,848)
Net increase (decrease) in Federal funds purchase and securities sold under agreement to repurchase	(1,738,669)	(381,697)
Net increase (decrease) in other short-term borrowings	233,753	(382,780)
Net (decrease) increase in short-term notes senior	(75,000)	850,000
Proceeds from issuance long-term notes — subordinated	—	5,000
Proceeds from issuance long-term notes — secured	—	375,000
Net proceeds from stock options	187	520
Excess tax expense from stock options exercise	—	(299)
Cash dividends paid on common stock	—	(8,000)
Cash dividends paid on preferred stock	(4,609)	(4,609)
Issuance of common stock	—	16,347
Contributions to capital surplus	—	386,935

Net cash used in financing activities	$(17,990,513)	$(5,431)

Net decrease in cash and cash equivalents	(14,726,877)	(660,467)
Cash and cash equivalents at January 1	27,285,609	3,649,120

Cash and cash equivalents at March 31	$12,558,732	$2,988,653

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harris N.A. (the “Bank”) is a wholly-owned subsidiary of Harris Bankcorp, Inc. (“Bankcorp”), a wholly-owned subsidiary of Harris Financial Corp. (“HFC”), a wholly-owned U.S. subsidiary of Bank of Montreal. The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year’s financial statements to the current year’s presentation.

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

On September 6, 2008, Bankcorp merged Merchants and Manufacturers with and into the Bank and merged Ozaukee with and into the Bank. Each transaction was recorded at its respective carrying value on that date. The interim financial statements for the three month period ended March 31, 2008 of the Bank include the results of the merged entities since March 1, 2008.

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

Harris N.A. and certain of its subsidiaries are party to legal proceedings in the ordinary course of their businesses. While there is inherent difficulty in predicting the outcome of these proceedings, management does not expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Bank’s consolidated financial position or results of operations.

3.	Cash Flows

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the three months ended March 31 totaled $145.1 million and $281.4 million in

HARRIS N.A. AND SUBSIDIARIES

2009 and 2008, respectively. Cash income tax payments over the same periods totaled $294 thousand and $26.8 million, respectively.

4.	Visa Indemnification Charge

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

On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. As a result, the Bank recorded an additional reserve for this matter of $7.0 million (pretax) during the third quarter as an increase to non-interest expense.

In December 2008 Harris N.A. recorded a decrease to non-interest expense of $6.3 million as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of March 31, 2009 and December 31, 2008 the recorded reserve relating to the Visa litigation matter included in the Consolidated Statement of Condition was $17.8 million.

5.	Fair Value Measurements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions (“FSP”) to provide additional application guidance and disclosure requirements regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on determining fair value when there is no active market and requires additional disaggregated disclosures. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” relate to fair value disclosures under FAS 107 for financial instruments that are not currently reflected on the balance sheet at fair value and require disclosures on a quarterly basis rather than the current annual basis. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” relate to the evaluation of other-than-temporary impairment (“OTTI”) for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment, the recognition of impairment in earnings or OCI and require significant expanded disclosures on a quarterly basis. The three Staff Positions are

HARRIS N.A. AND SUBSIDIARIES

effective for periods ending after June 15, 2009. The Bank is in the process of assessing the impact of adopting the Staff Positions on its financial position and results of operations.

6.	Fair Value Option

The Bank adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. In 2008, the Bank elected the fair value option for certain financial liabilities. The carrying value of those liabilities was $156.2 million at March 31, 2009 and $77.7 million at December 31, 2008.

7.	Accounting for Endorsement Split-Dollar Life Insurance Arrangements

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

8.	Auction Rate Securities Purchase Program

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

In 2008, the Bank offered to purchase specific holdings of ARS from certain client accounts at par value plus accrued interest. The gross par value of ARS holdings purchased was $93.1 million plus accrued interest. A discounted cash flow valuation methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads. The difference between the estimated fair values and the par values paid by the Bank resulted in a pre-tax charge of $21.8 million for the year ended December 31, 2008 in addition to the legal costs of $185 thousand. The purchases of these securities were substantially completed by December 31, 2008 and the ARS purchased are classified as available-for-sale. As of March 31, 2009 the fair value of the ARS held by the Bank was $61.3 million and the amortized cost was $68.5 million.

9.	Noncontrolling Interests

The Bank adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51,” as of January 1, 2009. The Statement requires those entities that have an outstanding noncontrolling (minority) interest in a subsidiary to report that noncontrolling interest as equity in the consolidated financial statements. Upon adoption, $250 million of noncontrolling interest was reclassified from liabilities to the Bank’s stockholder’s equity.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

First Quarter 2009 Compared with First Quarter 2008

Summary

The Bank’s first quarter 2009 net income was $3.5 million, a decrease of $72.6 million or 95.4 percent from the first quarter of 2008, primarily the result of a higher provision for credit losses.

Net interest income was $220.9 million, down $5.8 million or 2.6 percent from a year ago, largely due to a higher level of non-accrual loans. The decline in the net interest margin to 1.91 percent from 2.53 percent in the first quarter of 2008 also reflects an increase in low return Federal Reserve Bank interest-bearing deposits. Average earning assets increased to $47.2 billion in 2009 from $37.6 billion in 2008, due to an increase of $11.2 billion in Federal Reserve Bank interest-bearing deposits. In turn, these balances are the result of a substantial increase in nonretail demand deposits.

Provision for loan losses of $93.1 million was up $69.9 million over last year primarily attributable to higher net charge-offs on commercial and consumer credits and increased levels of estimated loss in both the commercial and consumer credit portfolios. Net loan charge-offs during the quarter were $58.3 million compared to $17.2 million in the same period last year. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Non-interest income was $130.9 million, a decrease of $18.6 million or 12.5 percent. This was primarily attributable to a $37.8 million decrease in equity securities gains largely due to participation in the Visa initial public offering in the first quarter of 2008. This impact was partially offset by a $17.6 million increase in net securities gains during the current quarter.

First quarter 2009 non-interest expenses were $262.0 million, an increase of $20.3 million or 8.4 percent. During first quarter 2008, the Bank reversed $17.0 million of prior expense in conjunction with the Visa litigation escrow account funding (Note 4). In addition, in 2009 there was a $10.0 million increase in operating and integration costs associated with the Wisconsin acquisitions (Note 1). Excluding these items, expenses declined $6.6 million largely due to a $12.8 million reduction in compensation-related costs along with a $5.2 million decline in inter-company service charges. This was somewhat offset by a $13.8 million rise in FDIC insurance. Income tax expense decreased $42.1 million from the first quarter of 2008, reflecting lower pre-tax income.

Nonperforming loans at March 31, 2009 totaled $579 million or 2.31 percent of total loans, compared to $427 million or 1.64 percent a year earlier. At March 31, 2009, the allowance for loan losses was $607.6 million, equal to 2.42 percent of loans outstanding compared to $373.2 million or 1.43 percent of loans outstanding at the end of the first quarter 2008. Coverage of nonperforming loans by the allowance for loan losses increased from 87 percent at March 31, 2008 to 105 percent at March 31, 2009.

At March 31, 2009 consolidated stockholder’s equity of the Bank amounted to $3.9 billion, unchanged from December 31, 2008. Return on equity was 0.37 percent in the current quarter, compared to 7.79 percent in last year’s first quarter. Return on assets was 0.03 percent compared to 0.74 percent a year ago. The Bank did not declare any dividends on common stock in the first quarter of 2009 compared to $8.0 million declared in the first quarter of 2008.

At March 31, 2009, Tier 1 capital of the Bank amounted to $3.6 billion, unchanged from one year earlier. The Bank’s March 31, 2009 Tier 1 and total risk-based capital ratios were 10.95 percent and 13.09 percent compared to respective ratios of 10.72 percent and 12.69 percent at March 31, 2008. The regulatory leverage capital ratio was 7.05 percent for the first quarter of 2009 compared to 8.95 percent a year ago, the decrease primarily attributable to the aforementioned increase in Federal Reserve Bank deposits. The Bank’s capital ratios exceed the prescribed regulatory minimum for well-capitalized banks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 8.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	Apr. 1, 2009 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2009	2010	2011	2012	2013	Thereafter	Total	March 31, 2009

Mortgage-Backed
Amortized cost	$21,720	$39,086	$21,258	$—	$16,822	$379,221	$478,107	$492,633
Average Yield	4.17%	4.59%	4.00%	—	4.00%	4.85%	4.68%
U.S. Treasury Bills
Amortized cost	$79,999	$—	$—	$—	$—	$—	$79,999	$79,999
Average Yield	0.002%						0.002%

	Year Ending December 31,							Fair Value at
	2009	2010	2011	2012	2013	Thereafter	Total	December 31, 2008

Mortgage-Backed
Amortized cost	$43,936	$41,881	$22,902	$—	$18,237	$350,721	$477,677	$488,282
Average Yield	4.10%	4.57%	4.00%	—	4.00%	4.85%	4.68%

	Apr. 1, 2008 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	March 31, 2008

Mortgage-Backed
Amortized cost	$4,635	$62,548	$22,345	$26,412	$—	$319,392	$435,332	$438,698
Average Yield	4.00%	4.10%	4.06%	4.00%	—	4.88%	4.66%
U.S. Treasury Bills
Amortized cost	$34,997	$—	$—	$—	$—	$—	$34,997	$34,997
Average Yield	0.0468%						0.0468%

At March 31, 2009, December 31, 2008 and March 31, 2008, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or “Freddie Mac,” and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2009. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 are being omitted from this Report because such items are not applicable to the reporting period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Please refer to the Company’s Current Report filed on Form 8-K dated March 4, 2009

Item 6.	Exhibits

3.1  Articles of Incorporation, as amended, of Harris Preferred Capital Corporation*

31.1 Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2 Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 3.1 with the Company’s Form 8-K dated March 4, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on the 15th day of May 2009.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer