Form 10-Q
period 2009-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2009-08-13
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on August 13, 2009 was 1,180. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Income and Comprehensive Income	3
	Consolidated Statements of Changes in Stockholders’ Equity	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4T.	Controls and Procedures	26

PART II	OTHER INFORMATION
Item 6.	Exhibits	27
Signatures		29
EX-31.1
EX-31.2
EX-32.1

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31	June 30
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$729	$816	$640
Securities purchased from Harris N.A. under agreement to resell	10,672	5,863	11,710

Total cash and cash equivalents	$11,401	$6,679	$12,350
Notes receivable from Harris N.A.	3,896	4,284	4,755
Securities available-for-sale, at fair value
Mortgage-backed	566,047	488,282	469,357
U.S. Treasury Bills	—	—	—
Other assets	2,094	1,885	2,063

Total assets	$583,438	$501,130	$488,525

Liabilities and Stockholders’ Equity
Accrued expenses	$869	$112	$58
Deferred state tax liabilities	846	774	—

Total liabilities	$1,715	$886	$58

Commitments and contingencies
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding at June 30, 2009, and 1,000 shares authorized, issued and outstanding at December 31, 2008 and June 30, 2008	1	1	1
Additional paid-in capital	320,733	240,733	240,733
Earnings in excess (less than) of distributions	250	(322)	1,352
Accumulated other comprehensive income (loss) — net unrealized gains (losses) on available-for-sale securities	10,739	9,832	(3,619)

Total stockholders’ equity	$581,723	$500,244	$488,467

Total liabilities and stockholders’ equity	$583,438	$501,130	$488,525

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$8	$174	$17	$808
Notes receivable from Harris N.A.	62	78	127	160
Securities available-for-sale:
Mortgage-backed	5,612	5,114	10,994	9,788
U.S. Treasury Bills	1	1	1	16

Total interest income	$5,683	$5,367	$11,139	$10,772

Operating expenses:
Loan servicing fees paid to Harris N.A.	$3	$4	$6	$8
Advisory fees paid to Harris N.A.	41	62	97	102
General and administrative	74	63	194	159

Total operating expenses	$118	$129	$297	$269

Income before income taxes	$5,565	$5,238	$10,842	10,503
Applicable state income taxes	406	—	791	—

Net Income	$5,159	$5,238	$10,051	$10,503
Preferred stock dividends	4,609	4,609	9,218	9,218

Net income available to common stockholder	$550	$629	$833	$1,285

Basic and diluted earnings per common share	$466	$629	$746	$1,285

Average number of common shares outstanding	1,180	1,000	1,117	1,000
Net income	$5,159	$5,238	$10,051	$10,503
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding (losses) gains arising during the period, net of deferred state taxes	$(2,728)	$(6,985)	$907	$(2,612)
Less reclassification adjustment for realized (gains) losses included in net income	—	—	—	—

Comprehensive income (loss)	$2,431	$(1,747)	$10,958	$7,891

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	June 30
	2009	2008
	(in thousands)

Balance at January 1	$500,244	$489,794
Net income	10,051	10,503
Other comprehensive income	907	(2,612)
Capital contribution and issuance of common stock	80,000	—
Dividends common stock	(261)	—
Dividends (preferred stock $0.4609 per share)	(9,218)	(9,218)

Balance at June 30	$581,723	$488,467

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Operating Activities:
Net income	$10,051	$10,503
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in other assets	(209)	(534)
Net increase (decrease) in accrued expenses	756	(71)

Net cash provided by operating activities	$10,598	$9,898

Investing Activities:
Repayments of notes receivable from Harris N.A.	$388	$580
Purchases of securities available-for-sale	(261,617)	(191,612)
Proceeds from maturities/redemptions of securities available-for-sale	184,832	188,837

Net cash used in investing activities	$(76,397)	$(2,195)

Financing Activities:
Cash dividends paid on preferred stock	$(9,218)	$(9,218)
Cash dividends paid on common stock	(261)	(3,000)
Capital contribution and issuance of common stock	80,000	—

Net cash provided by (used in) financing activities	$70,521	$(12,218)

Net increase (decrease) in cash on deposit with Harris N.A.	$4,722	$(4,515)
Cash and cash equivalents with Harris N.A. at beginning of period	6,679	16,865

Cash and cash equivalents with Harris N.A. at end of period	$11,401	$12,350

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2008 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through August 13, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at June 30, 2009.

3.	Securities

The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” as of April 1, 2009. The FSP relate to the evaluation of other-than-temporary impairment (“OTTI”) for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment and the recognition of impairment in earnings or OCI. The adoption of the FSP did not have a material effect on the Company’s financial position or results of operations. There was no cumulative effect of initially applying the FSP and there was no OTTI expense recorded for the quarter or six months ended June 30, 2009.

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$554,463	$13,207	$1,623	$566,047

HARRIS PREFERRED CAPITAL CORPORATION

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$477,678	$10,720	$116	$488,282

	June 30, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$472,976	$1,494	$5,113	$469,357

The Company classifies all securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At June 30, 2009, net unrealized gains on available-for-sale securities were $11.6 million compared to $10.6 million of net unrealized gains at December 31, 2008 and $3.6 million of net unrealized losses at June 30, 2008.

The following table summarizes residential mortgage-backed securities with unrealized losses as of June 30, 2009, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. As of June 30, 2009 there were no securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses, caused by interest rate increases on investments in mortgage-backed securities and U.S. Treasuries are temporary. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There were no reclassification adjustments made as of June 30, 2009.

June 30, 2009
Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
(in thousands)

Residential mortgage-backed	$146,066	$1,623	$—	$—	$146,066	$1,623

December 31, 2008
Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
(in thousands)

Residential mortgage-backed	$35,618	$112	$16,937	$4	$52,555	$116

June 30, 2008
Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
(in thousands)

Residential mortgage-backed	$234,918	$3,271	$99,322	$1,842	$334,240	$5,113

HARRIS PREFERRED CAPITAL CORPORATION

The amortized cost and estimated fair value of total available-for-sale securities as of June 30, 2009, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value

Maturities:
Within 1 year	$1,003	$1,010
1 to 5 years	57,077	58,182
5 to 10 years	147,750	152,945
Over 10 years	348,633	353,910

Total	$554,463	$566,047

4.	Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” as of April 1, 2009. The FSP provides guidance on determining fair value when there is no active market. The adoption of the FSP did not have a material effect on the Company’s financial position or results of operations.

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices. Level 2 relies on internal models using observable market information as inputs and Level 3 relies on internal models without observable market information. The Company has investments in U.S. government sponsored mortgage-backed securities that are classified in Level 2 of the fair value hierarchy. External vendors typically use pricing models to determine fair values for the securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data. There were no changes in valuation techniques or related inputs for the quarter ended June 30, 2009.

The valuation of assets that are measured at fair value on a recurring basis at June 30, 2009, December 31, 2008 and June 30, 2008 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	June 30, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities	$566,047	$—	$566,047	$—
Residential mortgage-backed

	Fair Value	Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities	$488,282	$—	$488,282	$—
Residential mortgage-backed

	Fair Value	Fair Value Measurements Using
	June 30, 2008	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities	$469,357	$—	$469,357	$—
Residential mortgage-backed

HARRIS PREFERRED CAPITAL CORPORATION

5.	Fair Value of Financial Instruments

Generally accepted accounting principles require the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Company’s fair values are based on quoted market prices when available. For financial instruments not actively traded, fair values have been estimated using various valuation methods and assumptions. Although management used its best judgment in estimating these values, there are inherent limitations in any estimation methodology. In addition, accounting pronouncements require that fair values be estimated on an item-by-item basis, thereby ignoring the impact a large sale would have on a thin market and intangible values imbedded in established lines of business. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in an actual transaction. The fair value estimation methodologies employed by the Company were as follows:

The carrying amounts for cash and demand balances due from banks along with short-term money market assets and liabilities (including securities purchased under agreement to resell) and accrued interest receivable and payable reported on the Company’s Consolidated Balance Sheets were considered to be the best estimates of fair value for these financial instruments due to their short term nature.

The fair value of notes receivable from Harris N.A. was estimated using a discounted cash flow calculation with current market rates offered by Harris N.A. as the discount rates.

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 3 and 4 to the Consolidated Financial Statements.

The estimated fair values of the Company’s financial instruments at June 30, 2009 are presented in the following table.

	June 30, 2009
	Carrying	Fair
	Value	Value
	(in thousands)

Assets
Cash on deposit with Harris N.A.	$729	$729
Securities purchased from Harris N.A. under agreement to resell	10,672	10,672
Notes receivable from Harris N.A.	3,896	5,696
Securities available-for-sale	566,047	566,047
Accrued interest receivable	2,094	2,094

Total on-balance-sheet financial assets	$583,438	$585,238

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in this Report on Form 10-Q, in the Company’s 2008 Form 10-K and in the “Risk Factors” section

HARRIS PREFERRED CAPITAL CORPORATION

included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

Results of Operations

Second Quarter 2009 Compared with Second Quarter 2008

The Company’s net income for the second quarter of 2009 was $5.15 million compared to $5.2 million for the second quarter 2008.

Interest income on securities purchased under agreement to resell for the second quarter of 2009 was $8 thousand, on an average balance of $31 million, with an annualized yield of 0.10%. During the same period in 2008, the interest income on securities purchased under agreement to resell was $174 thousand, on an average balance of $38 million, with an annualized yield of 1.8%. The decrease in income was attributable to lower yields in the short-term money market. As an indication, the Federal Fund rate at June 30, 2009 was 0.21% compared to the Federal Fund rate at June 30, 2008 of 2.0%. Second quarter 2009 interest income on the Notes receivable (Notes) totaled $62 thousand and yielded 6.4% on $3.9 million of average principal outstanding for the quarter compared to $78 thousand and a 6.4% yield on $4.9 million average principal outstanding for second quarter 2008. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. At June 30, 2009 and 2008, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $5.6 million resulting in a yield of 4.16% on an average balance of $539 million, compared to $5.1 million with a yield of 4.5% on an average balance of $456 million for the same period a year ago. The increase in outstandings was primarily attributable to additional funds available to the Company resulting from the previously reported $80 million common equity infusion during first quarter 2009. Virtually all income in the current quarter was attributable to the mortgage-backed security portfolio.

There were no Company borrowings during second quarter 2009 or 2008.

Second quarter 2009 operating expenses totaled $118 thousand, a decrease of $11 thousand or 9% from the second quarter of 2008. General and administrative expenses totaled $74 thousand, an increase of $11 thousand over the same period in 2008, primarily due to increases in director fees and processing costs. Advisory fees for the second quarter 2009 were $41 thousand compared to $62 thousand a year earlier, a decrease of $21 thousand primarily due to certain charges for treasury services being assessed directly rather than as part of advisory fees.

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At June 30, 2009, net unrealized gains on available-for-sale securities were $11.6 million compared to $3.6 million of unrealized losses on June 30, 2008.

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

Six Months Ended June 30, 2009 compared with June 30, 2008

The Company’s net income for the six months ended June 30, 2009 was $10.1 million. This represented a $452 thousand or a 4.3% decrease from earnings for the first six month’s ended June 30, 2008. Earnings decreased primarily because of lower interest yields on earning assets in 2009 compared to 2008.

Interest income on securities purchased under agreement to resell for the six months ended June 30, 2009 was $17 thousand, on an average balance of $32 million, with a yield of .10%. During the same period in 2008, the interest income on securities purchased under agreement to resell was $808 thousand on an average balance of $53 million, with a yield of 3.0%. Interest income on the Notes for the six months ended June 30, 2009 totaled $127 thousand, yielding 6.4% on $4.0 million of average principal outstanding compared to $160 thousand of income yielding 6.4% on $5.0 million of average principal outstanding for the same period in 2008. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the six months ended June 30, 2009 was $11.0 million resulting in a yield of 4.3% on an average balance of $508 million, compared to $9.8 million resulting in a yield of 4.5% on an average balance of $435 million for the same period a year ago. The increase in interest income from available-for-sale securities is primarily attributable to growth in the portfolio of mortgage-backed securities. The Company’s first quarter 2009 $80 million common equity infusion from the Bank resulted in an increase in earning assets. There were no Company borrowings during either period.

Operating expense for the six months ended June 30, 2009 totaled $297 thousand, an increase of $28 thousand from the same period a year ago. Advisory fees for the six months ended June 30, 2009 were $97 thousand compared to $102 thousand for the same period a year ago primarily due to certain charges for treasury services being assessed directly rather than as part of advisory fees in the current year. General and administrative expenses totaled $194 thousand, an increase of $35 thousand or 22% from the same period in 2008 as a result of increased costs for director fees and also due to change in assessing treasury costs. Loan servicing expenses for the six months ended June 30, 2009 totaled $6 thousand, a decrease of $2 thousand or 25% from 2008. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances.

On June 30, 2009, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2009 as declared on May 28, 2009. On June 30, 2008, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2008 as declared on May 29, 2008. On June 22, 2009 the Company paid a cash dividend in the amount of $261,477 to the common stockholder of record on June 15, 2009.

During the quarter ended June 30, 2009, the Bank’s management held discussions with representatives of the Office of the Comptroller of the Currency (“OCC”), the Bank’s primary banking regulator, regarding the Bank’s dividend paying capacity. Applicable banking statutes permit national banks to declare and pay dividends without prior OCC approval when the total of a bank’s retained net income from the prior two years plus earnings for the current year is greater than the planned dividend.

Beginning in the quarter ended March 31, 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. The Company, as an indirect subsidiary of the Bank, is also subject to these limitations relating to dividend approval regardless of the level of retained earnings and current profits on a separate company basis. As a result, before the Company’s Board of Directors declares dividends on the Preferred Shares, the Bank must receive prior approval from the OCC. With respect to any dividends on the Preferred Shares that may be declared by the Company’s Board of Directors in the third quarter ended September 30, 2009, the Company has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC in the subsequent quarter ending December 31, 2009 and at this time, the Company has no reason to expect such approvals will not be received.

HARRIS PREFERRED CAPITAL CORPORATION

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

In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its adjusted REIT ordinary taxable income, as provided for under the Internal Revenue Code, to its common and preferred stockholders. Subject to prior regulatory approval described above, the Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT ordinary taxable income.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed and U.S. treasury securities will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis.

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $10.6 million provided from operations during the six months ended June 30, 2009, were $184.8 million from the maturities of securities available-for-sale and $80 million from the purchase of the Company’s common stock by its parent. In the prior period ended June 30, 2008, the primary sources of funds other than $9.9 million from operations were $188.8 million from the maturities of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2009 were $261.6 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid and $261 thousand in common stock dividends paid. Net cash provided by financing activities were $70.5 million compared to $12.2 million used in the prior period ended June 30, 2008. The primary reason was the issuance of stock and capital contribution from the Company’s parent totaling $80 million. For the prior year’s quarter ended June 30, 2008, the primary uses of funds were $191.6 million for purchases of securities available-for-sale, $9.2 million in preferred stock dividends paid and $3.0 million in common stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2008.

Accounting Pronouncements

The Company adopted three related Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) as of April 1, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on determining fair value when there is no active market and requires additional disaggregated disclosures. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” relate to fair value disclosures under FAS 107 for financial instruments that are not currently reflected on the balance sheet at fair value and require disclosures on a quarterly basis rather than the current annual basis. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” relate to the evaluation of other-than-temporary impairment (“OTTI”) for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment, the recognition of impairment in earnings or OCI

HARRIS PREFERRED CAPITAL CORPORATION

and require significant expanded disclosures on a quarterly basis. The adoption of the Staff Positions did not have a material effect on the Company’s financial position or results of operations. See Notes 3, 4 and 5 to the Consolidated Financial Statements for additional information on OTTI and fair value measurements.

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

The FASB issued SFAS No. 165, “Subsequent Events,” in May 2009. The Statement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective on a prospective basis for interim periods ending after June 15, 2009. The Company adopted the Statement as of June 30, 2009 and it had no impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” in June 2009. The Statement improves the relevance, comparability and transparency of information presented in a reporting entity’s financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and the transferor’s continuing involvement, if any, with the transferred financial assets. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” in June 2009. The Statement requires the use of a qualitative approach to identify the entity that has a controlling financial interest in a variable interest entity. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” in June 2009 in order to create a single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Statement does not change existing GAAP. It is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the Statement to have a material effect on its financial position or results of operations.

Tax Matters

As of June 30, 2009, the Company believes that it is in full compliance with the REIT federal income tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc., a wholly-owned subsidiary of Harris N.A., (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the future state tax expense to be incurred by the Company beginning January 1, 2009 should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The current Illinois statutory tax rate is 7.3%. For

HARRIS PREFERRED CAPITAL CORPORATION

the second quarter and first six months of 2009, $406,000 and $791,000 of Illinois income tax expense was recorded.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	June 30	December 31	June 30
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$1,102,486	$1,072,255	$1,438,130
Money market assets:
Interest-bearing deposits at banks ($3.0 billion, $24.7 billion, and $0 held at Federal Reserve Bank at June 30, 2009, December 31, 2008, and June 30, 2008, respectively)	4,311,466	26,031,291	854,610
Federal funds sold and securities purchased under agreement to resell	78,538	182,063	562,605

Total cash and cash equivalents	$5,492,490	$27,285,609	$2,855,345
Securities available-for-sale at fair value (amortized cost of $7.5 billion, $9.2 billion and $8.7 billion at June 30, 2009, December 31, 2008 and June 30, 2008, respectively)	7,616,642	9,283,283	8,878,484
Trading account assets and derivative instruments	1,336,124	1,367,833	872,568
Loans, net of unearned income	24,250,612	26,396,381	28,059,783
Allowance for loan losses	(646,184)	(574,224)	(471,831)

Net loans	$23,604,428	$25,822,157	$27,587,952
Loans held for sale	92,775	29,544	48,226
Premises and equipment	527,451	533,516	511,072
Bank-owned insurance	1,320,877	1,304,315	1,267,293
Goodwill and other intangible assets	766,582	779,444	807,870
Other assets	815,350	900,354	865,030

Total assets	$41,572,719	$67,306,055	$43,693,840

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$7,494,673	$28,059,575	$6,681,698
— interest-bearing (includes $187.4 million, $77.7 million, and $21.4 million measured at fair value at June 30, 2009, December 31, 2008 and June 30, 2008, respectively)	19,130,311	24,374,034	21,999,825
Deposits in foreign offices — interest-bearing	2,351,579	920,235	751,795

Total deposits	$28,976,563	$53,353,844	$29,433,318
Federal funds purchased	328,963	78,525	849,135
Securities sold under agreement to repurchase	661,927	3,501,758	1,789,876
Short-term borrowings	992,516	359,476	778,325
Short-term senior notes	400,000	75,000	937,057
Accrued interest, taxes and other expenses	194,813	247,825	199,182
Accrued pension and post-retirement	109,725	171,933	54,484
Other liabilities	450,415	631,487	389,710
Long-term notes — senior	2,646,500	2,096,500	2,096,500
Long-term notes — subordinated	292,750	292,750	297,750
Long-term notes — secured	2,375,000	2,375,000	2,375,000

Total liabilities	$37,429,172	$63,184,098	$39,200,337

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 17,149,512 shares at June 30, 2009, December 31, 2008, and June 30, 2008	$171,495	$171,495	$171,495
Surplus	2,173,757	2,172,029	2,169,121
Retained earnings	1,693,581	1,734,472	1,926,385
Accumulated other comprehensive loss	(145,286)	(206,039)	(23,498)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$3,893,547	$3,871,957	$4,243,503
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000	250,000

Total stockholder’s equity	$4,143,547	$4,121,957	$4,493,503

Total liabilities and stockholder’s equity	$41,572,719	$67,306,055	$43,693,840

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Interest Income
Loans	$273,201	$368,622	$561,179	$748,867
Money market assets:
Deposits at banks	3,693	4,174	10,079	9,603
Federal funds sold and securities purchased under agreements to resell	(310)	3,685	145	11,246
Trading assets	2,559	4,560	5,097	7,068
Securities available-for-sale:
U.S. Treasury and federal agency	25,233	60,805	59,502	138,413
State and municipal	13,552	12,983	27,405	25,033
Other	5,607	6,346	9,716	11,108

Total interest income	$323,535	$461,175	$673,123	$951,338

Interest Expense
Deposits	$80,850	$138,893	$192,830	$329,736
Short-term borrowings	2,413	15,492	4,310	38,259
Short-term senior notes	1,313	7,136	1,319	12,288
Long-term notes — senior	8,162	16,267	18,479	36,699
Long-term notes — subordinated	1,081	2,572	2,731	6,137
Long-term notes — secured	2,495	16,062	5,328	36,724

Total interest expense	$96,314	$196,422	$224,997	$459,843

Net Interest Income	$227,221	$264,753	$448,126	$491,495
Provision for loan losses	147,142	129,321	240,236	152,523

Net Interest Income after Provision for Loan Losses	$80,079	$135,432	$207,890	$338,972

Noninterest Income
Trust and investment management fees	$19,856	$22,545	$38,638	$45,396
Net money market and bond trading income, including derivative activity	4,776	894	9,209	438
Foreign exchange	2,775	1,275	5,400	2,400
Service charges and fees	51,815	51,811	99,462	99,256
Equity securities gains (losses), net	1,985	(1,424)	3,937	38,372
Net securities gains, other than trading	500	91	28,986	10,928
Bank-owned insurance	11,423	14,205	22,526	26,655
Letter of credit fees	5,268	3,916	10,362	7,746
Loan sale gains, net	9,400	1,632	11,132	2,972
Other	10,179	12,621	19,237	22,944

Total noninterest income	$117,977	$107,566	$248,889	$257,107

Noninterest Expenses
Salaries and other compensation	$105,238	$106,409	$198,117	$206,343
Pension, profit sharing and other employee benefits	23,575	21,261	54,306	55,062
Net occupancy	24,035	23,129	51,019	49,043
Equipment	17,079	16,413	34,581	32,256
Marketing	9,792	10,425	18,617	21,336
Communication and delivery	7,249	8,111	14,896	15,446
Professional fees	21,160	25,254	49,378	49,091
Outside information processing, database and network fees	8,702	9,769	17,681	19,463
FDIC Insurance	28,670	1,275	43,704	2,540
Intercompany services, net	(198)	7,543	(382)	12,544
Visa indemnification reversal	—	—	—	(17,000)
Other	22,789	20,446	41,032	38,842
Amortization of intangibles	7,080	7,740	14,186	14,440

Total noninterest expenses	$275,171	$257,775	$537,135	$499,406

(Loss) income before income tax (benefit) expense	$(77,115)	$(14,777)	$(80,356)	$96,673
Applicable income taxes (benefit) expense	(37,349)	(18,139)	(48,684)	12,663

Net (loss) income before noncontrolling interest — dividends on preferred stock of subsidiary	$(39,766)	$3,362	$(31,672)	$84,010
Noncontrolling interest — dividends on preferred stock of subsidiary	4,609	4,609	9,219	9,219

Net (Loss) Income Available for Common Stockholder	$(44,375)	$(1,247)	$(40,891)	$74,791

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)

Net (loss) income available for common stockholder	$(44,375)	$(1,247)	$(40,891)	$74,791
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain on derivative instruments, net of tax expense for the quarter of $20,770 in 2009 and $17,381 in 2008 and net of tax expense for the year-to-date period of $29,918 in 2009 and $2,848 in 2008	38,573	32,279	55,560	5,291
Less reclassification adjustment for realized loss included in net (loss) income, net of tax benefit for the quarter of $401 in 2009 and $1,241 in 2008 and net of tax benefit for the year-to-date period of $2,081 in 2009 and $2,879 in 2008	744	2,304	3,866	5,346
Pension and postretirement medical benefit plans:
Net gain and net prior service cost included in net (loss) income, net of tax expense for the quarter of $0 in 2009 and 2008 and net of tax expense for the year-to-date period of $3,531 in 2009 and $511 in 2008	—	—	6,556	949
Less reclassification adjustment for amortization included in net (loss) income, net of tax benefit for the quarter of $367 in 2009 and $215 in 2008 and net of tax benefit for the year-to-date period of $733 in 2009 and $215 in 2008	681	399	1,362	399
Available-for-sale securities:
Unrealized holding gain (loss) arising during the period, net of tax expense (benefit) for the quarter of $6,148 in 2009 and ($19,704) in 2008 and net of tax expense (benefit) for the year-to-date period of $6,947 in 2009 and ($583) in 2008	11,426	(36,691)	12,921	(1,058)
Less reclassification adjustment for realized gain included in net (loss) income, net of tax expense for the quarter of $473 in 2009 and $32 in 2008 and net of tax expense for the year-to-date period of $10,507 in 2009 and $3,825 in 2008	(877)	(59)	(19,512)	(7,103)

Other comprehensive income (loss)	$50,547	$(1,768)	$60,753	$3,824

Comprehensive income (loss) available for common stockholder	$6,172	$(3,015)	$19,862	$78,615

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

	2009	2008
	(in thousands)

Balance at January 1	$4,121,957	$4,038,342
Net (loss) income before dividends on preferred stock of subsidiary	(31,672)	84,010
Contributions to capital surplus	—	386,869
Issuance of common stock	—	16,347
Stock options	494	923
Tax benefit from stock option exercise	1,234	720
Dividends — ($1.80 in 2008 per common share)	—	(28,000)
Dividends — preferred stock of subsidiary	(9,219)	(9,219)
Adjustment to initially apply EITF 06-4	—	(313)
Other comprehensive income	60,753	3,824

Balance at June 30	$4,143,547	$4,493,503

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2009	2008
	(in thousands)

Operating Activities:
Net (loss) income available for common stockholder	$(40,891)	$74,791
Adjustments to reconcile net income available for common stockholder to net cash provided by (used in) operating activities:
Provision for loan losses	240,236	152,523
Depreciation and amortization, including intangibles	56,316	44,574
Deferred tax benefit	(20,758)	(26,490)
Tax benefit from stock options exercise	1,234	720
Other than temporary impairment on securities	1,033	—
Net gains on securities sold, other than trading	(30,019)	(10,928)
Net equity investments gains	(3,937)	(38,372)
Increase in bank-owned insurance	(16,562)	(2,337)
Net decrease (increase) in trading securities	31,672	(785,632)
Net decrease in accrued interest receivable	33,547	26,431
Net decrease (increase) in prepaid expenses	5,507	(15,544)
Net decrease in accrued interest payable	(49,683)	(37,741)
Net increase in other accrued expenses	88,096	15,029
Origination of loans held for sale	(688,859)	(250,608)
Proceeds from sale of loans held for sale	637,246	268,106
Net gains on loans held for sale	(11,618)	(3,029)
Net (gains) losses on sale of premises and equipment	(1,477)	406
Recoveries on charged-off loans	33,124	27,694
Net increase in settlement clearing account	(13,875)	(734)
Net change in pension and post retirement benefits	(51,492)	(32,286)
Net decrease in foreign exchange contracts	(19,228)	(35,466)
Net decrease in marked to market hedging derivatives	(88,238)	(12,009)
Visa indemnification	—	17,000
Other, net	(29,809)	(70,527)

Net cash provided by (used in) operating activities	$61,565	$(694,429)

Investing Activities:
Proceeds from sales of securities available-for-sale	$2,830,608	$1,174,777
Proceeds from maturities of securities available-for-sale	2,245,203	6,757,042
Purchases of securities available-for-sale	(3,372,114)	(7,267,810)
Net decrease (increase) in loans	1,944,369	(1,047,907)
Purchases of premises and equipment	(49,662)	(19,199)
Sales and retirement of premises and equipment	17,867	9,171
Proceeds from Visa redemption	—	37,800
Acquisition, net of cash acquired	(3,423)	(285,214)

Net cash provided by (used in) investing activities	$3,612,848	$(641,340)

Financing Activities:
Net decrease in deposits	$(24,377,281)	$(1,738,501)
Net increase (decrease) in Federal funds purchase and securities sold under agreement to repurchase	(2,589,393)	842,857
Net increase (decrease) in other short-term borrowings	633,040	(166,067)
Net increase in short-term senior notes	325,000	857,057
Proceeds from issuance long-term notes — senior	550,000	—
Proceeds from issuance long-term notes — subordinated	—	5,000
Proceeds from issuance long-term notes — secured	—	375,000
Net proceeds from stock options	494	923
Excess tax expense from stock options exercise	(173)	(272)
Cash dividends paid on common stock	—	(28,000)
Cash dividends paid on preferred stock	(9,219)	(9,219)
Issuance of common stock	—	16,347
Contributions to capital surplus	—	386,869

Net cash (used in) provided by financing activities	$(25,467,532)	$541,994

Net decrease in cash and cash equivalents	$(21,793,119)	$(793,775)
Cash and cash equivalents at January 1	27,285,609	3,649,120

Cash and cash equivalents at June 30	$5,492,490	$2,855,345

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On February 29, 2008 Bankcorp completed the acquisition of Merchants and Manufacturers Bancorporation, Inc. (“Merchants and Manufacturers”), for a purchase price of $136.7 million. Of this amount, $112.5 million was recorded as goodwill and $11.0 million was recorded as a core deposit premium intangible with an expected life of ten years. Bankcorp recorded additional goodwill of $3.4 million for related acquisition costs. Goodwill and other intangibles related to this acquisition are not deductible for tax purposes. The results of Merchants and Manufacturers’ operations have been included in Bankcorp’s consolidated financial statements since March 1, 2008. The acquisition of Merchants and Manufacturers provides Bankcorp with the opportunity to expand banking services in the Wisconsin market.

On February 29, 2008 BMO completed the acquisition of Ozaukee Bank (“Ozaukee”), for a purchase price of $183.3 million consisting of 3,283,190 BMO common shares with a market value of $55.84 per share. BMO immediately contributed Ozaukee to HFC in exchange for HFC common shares. HFC immediately contributed Ozaukee to Bankcorp in exchange for Bankcorp common shares. Of the purchase price amount, $125.0 million was recorded as goodwill and $11.7 million was recorded as a core deposit premium intangible with an expected life of ten years. Bankcorp recorded additional goodwill of $1.8 million for related acquisition costs. Goodwill and other intangibles related to this acquisition are not deductible for tax purposes. The results of Ozaukee’s operations have been included in Bankcorp’s consolidated financial statements since March 1, 2008. The acquisition of Ozaukee provides Bankcorp with the opportunity to expand banking services in the Wisconsin market.

On September 6, 2008, Bankcorp merged Merchants and Manufacturers with and into the Bank and merged Ozaukee with and into the Bank. Each transaction was recorded at its respective carrying value on that date. The interim financial statements for the six month period ended June 30, 2008 of the Bank include the results of the merged entities since March 1, 2008.

The interim consolidated financial statements have been prepared by management from the books and records of the Bank, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the six months ended June 30 totaled $274.7 million and $497.6 million in 2009 and 2008, respectively. Cash income tax payments over the same periods totaled $59.7 million and $83.0 million, respectively.

HARRIS N.A. AND SUBSIDIARIES

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

In December 2008 Harris N.A. recorded a decrease to non-interest expense of $6.3 million as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of June 30, 2009 and December 31, 2008 the recorded reserve relating to the Visa litigation matter included in the Consolidated Statement of Condition was $17.8 million.

5.	Fair Value Measurements

The Bank adopted three related Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) as of April 1, 2009. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on determining fair value when there is no active market and requires additional disaggregated disclosures. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” relate to fair value disclosures under FAS 107 for financial instruments that are not currently reflected on the balance sheet at fair value and require disclosures on a quarterly basis rather than the current annual basis. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” relate to the evaluation of other-than-temporary impairment (“OTTI”) for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment, the recognition of impairment in earnings or OCI and require significant expanded disclosures on a quarterly basis. The adoption of the Staff Positions did not have a material effect on the Bank’s financial position or results of operations. Related disclosures will be included in the footnotes to the Bank’s December 31, 2009 consolidated financial statements.

HARRIS N.A. AND SUBSIDIARIES

6.	Fair Value Option

The Bank adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, as of January 1, 2008. The Statement permits entities to choose to measure certain eligible items at fair value at specified election dates. In 2008, the Bank elected the fair value option for certain financial liabilities. The carrying value of those liabilities was $187.4 million at June 30, 2009, $77.7 million at December 31, 2008 and $21.4 million at June 30, 2008. The impact of recording the structured certificates of deposit at fair value was an increase in trading account revenue of $5.2 million and $0.4 million for the three months ended June 30, 2009, and June 30, 2008, respectively and an increase in trading account revenue of $1.3 million and $0.4 million for the six months ended June 30, 2009, and June 30, 2008, respectively.

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

In 2008, the Bank offered to purchase specific holdings of ARS from certain client accounts at par value plus accrued interest. The gross par value of ARS holdings purchased was $93.1 million plus accrued interest. A discounted cash flow valuation methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads. The difference between the estimated fair values and the par values paid by the Bank resulted in a pre-tax charge of $21.8 million for the year ended December 31, 2008 in addition to the legal costs of $185 thousand. The charge was recorded in noninterest expense on the consolidated statements of income. The purchases of these securities were substantially completed by December 31, 2008 and the ARS purchased are classified as available-for-sale. As of June 30, 2009 the fair value of the ARS held by the Bank was $76.8 million and the amortized cost was $66.0 million. As of December 31, 2008 the fair value of the ARS held by the Bank was $55.1 million and the amortized cost was $62.8 million.

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

10.	FDIC Special Assessment

On May 22, 2009 the Board of Directors of the Federal Deposit Insurance Corporation voted to levy a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help

HARRIS N.A. AND SUBSIDIARIES

maintain public confidence in the banking system. The rule establishes a special assessment of five basis points on each FDIC — insured depository institution’s assets, less its Tier 1 capital, as of June 30, 2009, to be collected September 30, 2009. In June 2009, the Bank accrued an estimated $19 million in additional FDIC insurance expense related to this special assessment.

11.	Accounting Pronouncements

The FASB issued SFAS No. 165, “Subsequent Events,” in May 2009. The Statement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 is effective on a prospective basis for interim periods ending after June 15, 2009. The Bank adopted the Statement as of June 30, 2009 and it had no impact on the Bank’s financial position or results of operations.

The FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” in June 2009. The Statement improves the relevance, comparability and transparency of information presented in a reporting entity’s financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and the transferor’s continuing involvement, if any, with the transferred financial assets. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Bank is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” in June 2009. The Statement requires the use of a qualitative approach to identify the entity that has a controlling financial interest in a variable interest entity. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Bank is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

The FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” in June 2009 in order to create a single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Statement does not change existing GAAP. It is effective for interim and annual periods ending after September 15, 2009. The Bank does not expect the adoption of the Statement to have a material effect on its financial position or results of operations.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Second Quarter 2009 Compared with Second Quarter 2008

Summary

For second quarter 2009, Harris N.A. (“the Bank”) reported a net loss of $44.4 million, which was an increase in loss of $43.1 million from the 2008 second quarter loss of $1.2 million, as the Bank’s results continue to be affected by a challenging credit and interest rate environment and large insurance assessments imposed on all banks by the FDIC.

Net interest income was $227.2 million, down $37.5 million or 14.2 percent from a year ago, largely due to reduced loan income resulting from lower volume and a higher level of non-accrual loans. The decline in the net interest margin to 2.44 percent from 2.80 percent in the second quarter of 2008 also reflects an increase in low return interest-bearing deposits placed at the Federal Reserve Bank. Average earning assets increased to $39.2 billion in 2009 from $38.7 billion in 2008, due to a $4.4 billion increase in Federal Reserve interest bearing deposits partially offset by a $2.8 billion decrease in loan balances.

Provision for loan losses for the second quarter 2009 was $147.1 million, an increase of $17.8 million over last year. The increase is primarily attributable to increases in provisions for specific credits stemming from elevated real estate related commercial and consumer loan charge-offs as well as continued reservation activity related to consumer real estate loan portfolios. Net loan charge-offs during the quarter were $108.5 million compared to $62.8 million in the same period last year. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income was $118.0 million, an increase of $10.4 million or 9.7 percent. This was primarily attributable to higher gains on sale of loans ($7.8 million) and equity securities ($3.4 million), plus a $3.9 million increase in trading income. This was partially offset by a $2.8 million decrease in bank-owned life insurance income and a $2.7 million decrease in trust fees during the current quarter.

Second quarter 2009 noninterest expenses were $275.2 million, an increase of $17.4 million or 6.7 percent. FDIC insurance expense increased by $27.4 million, including an FDIC special assessment of $19.0 million (Note 10). Excluding FDIC insurance, expenses declined $10 million or 3.9% primarily as a result of a $7.8 million decline in inter-company service charges and a $4.1 million decrease in professional fees. Income tax benefit increased $19.2 million from the second quarter of 2008, primarily due to the increase in the level of pre-tax loss between periods.

Nonperforming loans at June 30, 2009 totaled $550 million or 2.27 percent of total loans, up from $318 million or 1.20 percent of total loans at December 31, 2008 and $430 million or 1.63 percent a year earlier. At June 30, 2009, the allowance for loan losses was $646 million, equal to 2.66 percent of loans outstanding compared to $574 million or 2.18 percent of loans outstanding and $472 million or 1.68 percent of loans outstanding at December 31, 2008 and June 30, 2008, respectively. Coverage of nonperforming loans by the allowance for loan losses increased from 102 percent at June 30, 2008 to 118 percent at June 30, 2009. At December 31, 2008, the ratio was 181 percent. Ratios reflect the sale of $472 million of loans in December 2008 and $140 million of loans in June 2009 to BMO and affiliated companies.

At June 30, 2009 consolidated stockholder’s equity of the Bank amounted to $4.1 billion, unchanged from December 31, 2008. Return (loss) on equity was (4.57) percent in the current quarter, compared to (0.12) percent in last year’s second quarter. Return (loss) on assets was (0.41) percent compared to (0.01) percent a year ago. The Bank did not declare any dividends on common stock in the second quarter of 2009; $20 million was declared and paid in the second quarter of 2008.

At June 30, 2009, Tier 1 capital of the Bank amounted to $3.4 billion, down $0.2 billion from a year ago. The Bank’s June 30, 2009 Tier 1 and total risk-based capital ratios were 10.68 percent and 12.73 percent compared to respective ratios of 10.57 percent and 12.69 percent at December 31, 2008 and 10.65 percent and 12.78 percent at June 30, 2008. The regulatory leverage capital ratio was 7.95 percent for the second quarter of 2009 compared to

7.24 percent at year-end 2008 and 8.90 percent a year ago, with lower levels largely attributable to the changes in average Federal Reserve Bank deposits. The Bank’s capital ratios exceed the prescribed regulatory minimum for well-capitalized banks.

Six Months Ended June 30, 2009 Compared with June 30, 2008

Summary

For the six months ended June 30, 2009, the Bank reported a net loss of $40.9 million, a decrease of $115.7 million from net income of $74.8 million for the same period last year, largely due to higher provision for loan losses, a decrease in net interest income, and FDIC insurance expense, including a special assessment. Return (loss) on equity was (2.01) percent in the current year, compared to 3.46 percent for first six months of last year. Return (loss) on assets was (0.17) percent compared to 0.36 percent a year ago.

Net interest income was $448.1 million, down $43.4 million or 9 percent, largely due to reduced loan income resulting from lower volume and a higher level of non-accrual loans. Net interest margin decreased to 2.15 percent in 2009 from 2.64 percent in the same period in 2008, also reflecting an increase in low return Federal Reserve Bank interest-bearing deposits. Average earning assets of $43.2 billion increased $5.0 billion with the $7.8 billion increase in Federal Reserve Bank deposits partially offset by a $1.8 billion decline in loans and a decrease of $0.6 billion in securities available for sale.

Year-to-date 2009 provision for loan losses was $240.2 million compared to $152.5 million in 2008. This is primarily attributable to higher net charge-offs on real estate related commercial and consumer loans as well as continued reservation activity related to both portfolios. Net charge-offs increased to $166.8 million from $80.0 million in the prior year, reflecting deterioration in those portfolios.

Noninterest income was $248.9 million, a decrease of $8.2 million or 3 percent. A $34.4 million decrease in net equity securities gains (losses), which was largely due to our participation in the Visa initial public offering (Note 4) in 2008, and a $6.8 million decline in trust fee income were largely offset by higher net securities gains, other than trading, of $18.1 million, higher trading income of $8.8 million and an $8.2 million increase in gains on loan sales.

Noninterest expenses were $537.1 million, an increase of $37.7 million or 7.6 percent, largely driven by higher FDIC insurance expense including the $19.0 million FDIC special assessment (Note 10), and the Bank’s reversal of $17.0 million of reserves in conjunction with the Visa litigation escrow account funding (Note 4) in 2008. Excluding these two items, expenses were down $19.9 million or 3.9 percent as a result of lower inter-company service charges of $12.9 million and an $8.2 million reduction in salaries and other compensation. Income tax benefit totaled $48.7 million for the six months ended June 30, 2009, reflecting pre-tax losses, compared to tax expense of $12.7 million recorded for the same period a year ago on pre-tax income.

Item 3a.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	July 1, 2009 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2009	2010	2011	2012	2013	Thereafter	Total	June 30, 2009

Residential mortgage-backed
Amortized cost	$1,004	$14,767	$18,417	$—	$15,300	$504,975	$554,463	$566,047
Average Yield	4.00%	4.06%	4.00%	—	4.00%	4.55%	4.50%

	Year Ending December 31,							Fair Value at
	2009	2010	2011	2012	2013	Thereafter	Total	December 31, 2008

Residential mortgage-backed
Amortized cost	$43,936	$41,881	$22,902	$—	$18,237	$350,722	$477,678	$488,282
Average Yield	4.10%	4.57%	4.00%	—	4.00%	4.85%	4.68%

	July 1, 2008 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	June 30, 2008

Residential mortgage-backed
Amortized cost	$—	$56,131	$45,712	$24,842	$—	$346,291	$472,976	$469,357
Average Yield	0.00%	4.10%	4.57%	4.00%	—	4.85%	4.69%

At June 30, 2009, December 31, 2008 and June 30, 2008, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2009. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are being omitted from this Report because such items are not applicable to the reporting period.

Item 1A.	Risk Factors.

Except as set forth below, there have been no material changes in the risk factors disclosed under Part I, Item 1A of the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Dividends and operations of the Company are restricted by regulation.

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

Payment of dividends on the Preferred Shares could be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At June 30, 2009, the Bank’s Total risk-based capital ratio was 12.73%, Tier 1 risk-based capital ratio was 10.68% and the Tier 1 leverage ratio was 7.95%.

In addition, the National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in the quarter ended March 31, 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. With respect to any dividends on the Preferred Shares that could be declared by the Company’s board of directors in the third quarter ended September 30, 2009, the Bank has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC in the subsequent quarter ending December 31, 2009. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in future or that, if required, such approvals will be obtained.

If an Automatic Exchange occurs, the Bank would likely be unable to pay dividends on the Bank Preferred Shares. In all circumstances following the Automatic Exchange, the Bank’s ability to pay dividends would be subject to various restrictions under applicable regulations. Furthermore, in the event the Bank is placed into conservatorship or receivership (whether before or after the Automatic Exchange), the Bank would be unable to pay dividends on the Bank Preferred Shares. In addition, in the event of a liquidation of the Bank, the claims of the Bank’s depositors and of its secured, senior, general and subordinated creditors would be entitled to a priority of payment over the dividend and other claims of holders of equity interests such as the Bank Preferred Shares.

Item 6.	Exhibits

31.1  Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2  Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on the 13th day of August 2009.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer