Form 10-Q
period 2009-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2009-11-13
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on November 13, 2009 was 1,180. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31	September 30
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$1,036	$816	$289
Securities purchased from Harris N.A. under agreement to resell	20,676	5,863	16,810

Total cash and cash equivalents	$21,712	$6,679	$17,099
Notes receivable from Harris N.A.	3,763	4,284	4,481
Securities available-for-sale, at fair value
Residential mortgage-backed	539,377	488,282	446,962
U.S. Treasury Bills	25,000	—	19,996
Other assets	1,963	1,885	1,791

Total assets	$591,815	$501,130	$490,329

Liabilities and Stockholders’ Equity
Accrued expenses	$1,328	$112	$55
Deferred state tax liabilities	1,373	774	—

Total liabilities	$2,701	$886	$55

Commitments and contingencies
Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding at September 30, 2009, and 1,000 shares authorized, issued and outstanding at December 31, 2008 and September 30, 2008.	1	1	1
Additional paid-in capital	320,733	240,733	240,733
Earnings in excess (less than) of distributions	950	(322)	1,233
Accumulated other comprehensive income (loss) — net unrealized gains (losses) on available-for-sale securities	17,430	9,832	(1,693)

Total stockholders’ equity	$589,114	$500,244	$490,274

Total liabilities and stockholders’ equity	$591,815	$501,130	$490,329

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share data)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$7	$101	$24	$909
Notes receivable from Harris N.A.	60	73	187	233
Securities available-for-sale:
Residential Mortgage-backed	5,793	5,097	16,787	14,885
U.S. Treasury Bills	—	3	2	19

Total interest income	$5,860	$5,274	$17,000	$16,046

Operating expenses:
Loan servicing fees paid to Harris N.A.	$3	$4	$9	$11
Advisory fees paid to Harris N.A.	40	53	136	155
General and administrative	91	77	286	237

Total operating expenses	$134	$134	$431	$403

Income before income taxes	$5,726	$5,140	$16,569	15,643
Applicable state income taxes	418	—	1,210	—

Net Income	$5,308	$5,140	$15,359	$15,643
Preferred stock dividends	4,609	4,610	13,827	13,827

Net income available to common stockholder	$699	$530	$1,532	$1,816

Basic and diluted earnings per common share	$593	$530	$1,346	$1,816

Average number of common shares outstanding	1,180	1,000	1,138	1,000
Net income	$5,308	$5,140	$15,359	$15,643
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of deferred state taxes	$6,692	$1,926	$7,599	$(686)
Less reclassification adjustment for realized (gains) losses included in net income	—	—	—	—

Comprehensive income	$12,000	$7,066	$22,958	$14,957

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended
	September 30
	2009	2008
	(in thousands)

Balance at January 1	$500,244	$489,794
Net income	15,359	15,643
Other comprehensive income (loss)	7,599	(686)
Capital contribution and issuance of common stock	80,000	—
Dividends common stock ($229.77 and $650.00 per share)	(261)	(650)
Dividends preferred stock ($0.4609 per share)	(13,827)	(13,827)

Balance at September 30	$589,114	$490,274

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Operating Activities:
Net income	$15,359	$15,643
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in other assets	(78)	(262)
Net increase (decrease) in accrued expenses	1,216	(74)

Net cash provided by operating activities	$16,497	$15,307

Investing Activities:
Repayments of notes receivable from Harris N.A.	$521	$854
Purchases of securities available-for-sale	(286,618)	(211,608)
Proceeds from maturities/redemptions of securities available-for-sale	218,721	213,158

Net cash (used in) provided by investing activities	$(67,376)	$2,404

Financing Activities:
Cash dividends paid on preferred stock	$(13,827)	$(13,827)
Cash dividends paid on common stock	(261)	(3,650)
Capital contribution and issuance of common stock	80,000	—

Net cash provided by (used in) provided by financing activities	$65,912	$(17,477)

Net increase in cash on deposit with Harris N.A.	$15,033	$234
Cash and cash equivalents with Harris N.A. at beginning of period	6,679	16,865

Cash and cash equivalents with Harris N.A. at end of period	$21,712	$17,099

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2008 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through November 13, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at September 30, 2009.

3.	Securities

The Company adopted guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), as of April 1, 2009. FASB ASC 320 Investments, ASC 320-10-65-1 Transition related to FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than Temporary Impairments provides guidance on the evaluation of other-than-temporary impairment (“OTTI”) for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment and the recognition of impairment in earnings or OCI. There was no cumulative effect of initially applying the pronouncement and there was no OTTI expense recorded for the quarter or nine months ended September 30, 2009.

HARRIS PREFERRED CAPITAL CORPORATION

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$520,574	$18,803	$—	$539,377
U.S. Treasury	25,000	—	—	25,000

	$545,574	$18,803	$—	$564,377

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$477,678	$10,720	$116	$488,282

	September 30, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$448,654	$1,489	$3,181	$446,962
U.S. Treasury	19,997	—	1	19,996

	$468,651	$1,489	$3,182	$466,958

The Company classifies all securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2009, net unrealized gains on available-for-sale securities were $18.8 million compared to $10.6 million of net unrealized gains at December 31, 2008 and $1.7 million of net unrealized losses at September 30, 2008.

The following tables summarize residential mortgage-backed and U.S. Treasuries securities with unrealized losses, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. As of September 30, 2009 there were no securities that were in a loss position. Management believes that all of the unrealized losses, caused by interest rate increases on investments in mortgage-backed securities and U.S. Treasuries are temporary. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price

HARRIS PREFERRED CAPITAL CORPORATION

recovery or maturity, these investments are not considered other-than-temporarily impaired. There were no reclassification adjustments made as of September 30, 2009.

September 30, 2009
Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
(in thousands)

Residential mortgage-backed	$—	$—	$—	$—	$—	$—
U.S. Treasury	—	—	—	—	—	—

Total	$—	$—	$—	$—	$—	$—

December 31, 2008
Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
(in thousands)

Residential mortgage-backed	$35,618	$112	$16,937	$4	$52,555	$116

	September 30, 2008
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Residential mortgage-backed	$147,090	$863	$151,042	$2,318	$298,132	$3,181
U.S. Treasury	19,996	1			19,996	1

Total	$167,086	$864	$151,042	$2,318	$318,128	$3,182

The amortized cost and estimated fair value of total available-for-sale securities as of September 30, 2009, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value

Maturities:
Within 1 year	$32,081	$32,188
1 to 5 years	43,424	44,441
5 to 10 years	126,451	133,139
Over 10 years	343,618	354,609

Total	$545,574	$564,377

4.	Fair Value Measurements

The Company adopted three related pronouncements from the FASB ASC, as of April 1, 2009. FASB ASC 820-10 Transition Related to FASB Staff Position FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides guidance on determining fair value when there is no active market and requires additional disaggregated disclosures. FASB ASC 825-10 Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments provides guidance on fair value disclosures for financial

HARRIS PREFERRED CAPITAL CORPORATION

instruments that are not currently reflected on the balance sheet at fair value and requires disclosures on a quarterly basis rather than the current annual basis. As noted in Note 3, FASB ASC 320-10 Transition Related to FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments provides guidance on the evaluation of OTTI for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment, the recognition of impairment in earnings or OCI and require significant expanded disclosures on a quarterly basis. The application of these pronouncements did not have a material effect on the Company’s financial position or results of operations. Related disclosures will be included in the footnotes to the Company’s December 31, 2009 consolidated financial statements.

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices. Level 2 relies on internal models using observable market information as inputs and Level 3 relies on internal models without observable market information. The Company has investments in U.S. government sponsored mortgage-backed securities that are classified in Level 2 of the fair value hierarchy. External vendors typically use pricing models to determine fair values for the securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data. There were no changes in valuation techniques or related inputs for the quarter ended September 30, 2009.

The valuation of assets that are measured at fair value on a recurring basis at September 30, 2009, December 31, 2008 and September 30, 2008 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	September 30, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities:
Residential mortgage-backed	$539,377	$—	$539,377	$—
U.S. Treasury	25,000	25,000	—	—

	$564,377	$25,000	$539,377	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2008	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities:
Residential mortgage-backed	$488,282	$—	$488,282	$—

	Fair Value	Fair Value Measurements Using
	September 30, 2008	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities:
Residential mortgage-backed	$446,962	$—	$446,962	$—
U.S. Treasury	19,996	19,996	—	—

	$466,958	$19,996	$446,962	$—

5.	Fair Value of Financial Instruments

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

HARRIS PREFERRED CAPITAL CORPORATION

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

The fair value of notes receivable from Harris N.A. was estimated using a discounted cash flow calculation utilizing current market rates offered by Harris N.A. as the discount rates.

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 3 and 4 to the Consolidated Financial Statements.

The estimated fair values of the Company’s financial instruments at September 30, 2009 are presented in the following table.

	September 30, 2009
	Carrying	Fair
	Value	Value
	(in thousands)

Assets
Cash on deposit with Harris N.A.	$1,036	$1,036
Securities purchased from Harris N.A. under agreement to resell	20,676	20,676
Notes receivable from Harris N.A.	3,763	5,829
Securities available-for-sale	564,377	564,377
Accrued interest receivable	1,963	1,963

Total on-balance-sheet financial assets	$591,815	$593,881

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

HARRIS PREFERRED CAPITAL CORPORATION

Results of Operations

Third Quarter 2009 Compared with Third Quarter 2008

The Company’s net income for the third quarter of 2009 was $5.3 million compared to $5.1 million for the third quarter 2008.

Interest income on securities purchased under agreement to resell for the third quarter of 2009 was $7 thousand, on an average balance of $27 million, with an annualized yield of 0.10%. During the same period in 2008, the interest income on securities purchased under agreement to resell was $101 thousand, on an average balance of $24 million, with an annualized yield of 1.7%. The decrease in income was attributable to lower yields in the short-term money market. As an indication, the Federal Fund rate at September 30, 2009 was 0.15% compared to the Federal Fund rate at September 30, 2008 of 1.8%. Third quarter 2009 interest income on the Notes receivable (Notes) totaled $60 thousand and yielded 6.4% on $3.8 million of average principal outstanding for the quarter compared to $73 thousand and a 6.4% yield on $4.5 million average principal outstanding for third quarter 2008. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. At September 30, 2009 and 2008, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $5.8 million resulting in a yield of 4.34% on an average balance of $534 million, compared to $5.1 million with a yield of 4.45% on an average balance of $458 million for the same period a year ago. The increase in outstandings was primarily attributable to additional funds available to the Company resulting from the previously reported $80 million common equity infusion during first quarter 2009. Virtually all income in the current quarter was attributable to the mortgage-backed security portfolio.

There were no Company borrowings during third quarter 2009 or 2008.

Third quarter 2009 and 2008 operating expenses both totaled $134 thousand. General and administrative expenses totaled $91 thousand, an increase of $14 thousand over the same period in 2008, primarily due to increases in director fees and legal costs which was partially offset by reduced processing costs. Advisory fees for the third quarter 2009 were $40 thousand compared to $53 thousand a year earlier, a decrease of $13 thousand primarily due to certain charges for treasury services being assessed directly rather than as part of advisory fees.

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2009, net unrealized gains on available-for-sale securities were $18.8 million compared to $1.7 million of unrealized losses on September 30, 2008 and $10.6 million net unrealized gains at December 31, 2008.

In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management is whether the Company will be able to collect all amounts due according to the contractual terms of the investment. Such a determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: whether the fair value is significantly below cost and the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated. In addition, it may be necessary for the Company to demonstrate it does not intend to sell the debt security and that it is more-likely-than-not that it will not be required to sell the security before the recovery of its amortized cost basis.

Nine Months Ended September 30, 2009 compared with September 30, 2008

The Company’s net income for the nine months ended September 30, 2009 was $15.4 million. This represented a $284 thousand or 2% decrease from earnings for the nine month’s ended September 30, 2008. Earnings decreased primarily because of lower interest yields on earning assets in 2009 compared to 2008.

HARRIS PREFERRED CAPITAL CORPORATION

Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2009 was $24 thousand, on an average balance of $31 million, with a yield of .10%. During the same period in 2008, the interest income on securities purchased under agreement to resell was $909 thousand on an average balance of $43 million, with a yield of 2.8%. Interest income on the Notes for the nine months ended September 30, 2009 totaled $187 thousand, yielding 6.4% on $3.9 million of average principal outstanding compared to $233 thousand of income yielding 6.4% on $4.8 million of average principal outstanding for the same period in 2008. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the nine months ended September 30, 2009 was $16.8 million resulting in a yield of 4.3% on an average balance of $517 million, compared to $14.9 million resulting in a yield of 4.49% on an average balance of $443 million for the same period a year ago. The increase in interest income from available-for-sale securities is primarily attributable to growth in the portfolio of mortgage-backed securities. The Company’s first quarter 2009 $80 million common equity infusion from the Bank resulted in an increase in earning assets. There were no Company borrowings during either period.

Operating expense for the nine months ended September 30, 2009 totaled $431 thousand, an increase of $28 thousand from the same period a year ago. Advisory fees for the nine months ended September 30, 2009 were $136 thousand compared to $155 thousand for the same period a year ago primarily due to certain charges for treasury services being assessed directly rather than as part of advisory fees in the current year. General and administrative expenses totaled $286 thousand, an increase of $49 thousand or 21% from the same period in 2008 as a result of increased costs for director fees, legal costs and also due to change in assessing treasury costs. Loan servicing expenses for the nine months ended September 30, 2009 totaled $9 thousand, a decrease of $2 thousand or 18% from 2008. This decrease is attributable to the reduction in the principal balance of the Notes because servicing costs vary directly with these balances.

On September 30, 2009, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2009 as declared on September 2, 2009. On June 22, 2009 the Company paid a cash dividend in the amount of $261,477 to the common stockholder of record on June 15, 2009. On September 30, 2008, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2008 as declared on September 3, 2008. On September 12, 2008 the Company paid a common stock dividend in the amount of $650 thousand payable on the outstanding common shares to the stockholder of record on September 1, 2008. The Company elected under Internal Revenue Code Section 858(a) to treat this dividend as paid in 2007.

Applicable banking statutes permit national banks to declare and pay dividends without prior Office of the Comptroller of the Currency (OCC) approval when the total of a bank’s retained net income from the prior two years plus earnings for the current year is greater than the planned dividend. Beginning in the quarter ended March 31, 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. The Company, as an indirect subsidiary of the Bank, is also subject to these limitations relating to dividend approval regardless of the level of retained earnings and current profits on a separate company basis. As a result, before the Company’s Board of Directors declares dividends on the Preferred Shares, the Bank must receive prior approval from the OCC, which was received for the most recent dividend declaration in September, 2009. With respect to any dividends on the Preferred Shares that may be declared by the Company’s Board of Directors in the fourth quarter ended December 31, 2009, the Company has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC in the subsequent quarter ending March 31, 2010 and at this time, the Company has no reason to expect such approvals will not be received.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $16.5 million provided from operations during the nine months ended September 30, 2009, were $218.7 million from the maturities of securities available-for-sale and $80 million from the purchase of the Company’s common stock by its parent. In the prior period ended September 30, 2008, the primary sources of funds other than $15.3 million from operations were $213 million from the maturities of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2009 were $286.6 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid and $261 thousand in common stock dividends paid. Net cash provided by financing activities was $65.9 million compared to $17.5 million used in the prior period ended September 30, 2008. The primary reason for the increase in net cash provided by financing activities was the issuance of stock and associated capital contribution from the Company’s parent totaling $80 million. For the prior year’s quarter ended September 30, 2008, the primary uses of funds were $211.6 million for purchases of securities available-for-sale, $13.8 million in preferred stock dividends paid and $3.6 million in common stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2008.

Accounting Pronouncements

The FASB issued ASC 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) in June 2009. The Statement does not change existing GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended September 30, 2009.

The FASB issued ASC 855, Subsequent Events (formerly referred to as SFAS No. 165) in May 2009. The pronouncement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is effective on a prospective basis for interim periods ending after June 15, 2009. The Company adopted the guidance as of June 30, 2009 and it had no impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (FASB ASC 860, Transfers and Servicing) in June 2009. The Statement improves the relevance, comparability and transparency of information presented in a reporting entity’s financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and the transferor’s continuing involvement, if any, with the transferred financial assets. The Statement is

HARRIS PREFERRED CAPITAL CORPORATION

effective for interim and annual reporting periods beginning after November 15, 2009. The Company is in the process of assessing the impact of adopting this guidance on its financial position and results of operations.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (FASB ASC 810, Consolidations) in June 2009. The Statement requires the use of a qualitative approach to identify the entity that has a controlling financial interest in a variable interest entity. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is in the process of assessing the impact of adopting this guidance on its financial position and results of operations.

The FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”) in August 2009. ASU 2009-05 reiterates the definition of fair value for a liability as the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and requires a company to consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. The update is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC 820 Fair Value Measurements and Disclosure. No new fair value measurements are required by the new guidance. The adoption of ASU 2009-05 as of October 1, 2009 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Tax Matters

As of September 30, 2009, the Company believes that it is in full compliance with the REIT federal income tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc., a wholly-owned subsidiary of Harris N.A., (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the future state tax expense to be incurred by the Company beginning January 1, 2009 should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The current Illinois statutory tax rate is 7.3%. For the third quarter and first nine months of 2009, $418,000 and $1.2 million of Illinois income tax expense was recorded.

Subsequent Events

On October 22, 2009, Moody’s Investors Services, Inc. (“Moody’s”) placed its long-term ratings for Bank of Montreal (the Company’s ultimate parent) on review for possible downgrade. At that time, Moody’s downgraded the bank financial strength rating of Harris N.A. to C+ from B-. In addition, Moody’s lowered its rating for the Company’s Preferred Stock from A1 to A2 and described this action as a “correction” relating to a prior ratings downgrade of Harris N.A.’s long-term deposit rating in 2003. Moody’s further commented that it is considering changes to its current ratings methodology for subordinated capital of all banks (including the Company’s Preferred Stock). The Company’s Preferred Stock remains on review for possible downgrade.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30	December 31	September 30
	2009	2008	2008
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$873,618	$1,072,255	$5,653,314
Money market assets:
Interest-bearing deposits at banks ($4.6 billion, $24.7 billion, and $0 held at Federal Reserve Bank at September 30, 2009, December 31, 2008, and September 30, 2008, respectively)	5,406,077	26,031,291	833,011
Federal funds sold and securities purchased under agreement to resell	73,780	182,063	1,403,085

Total cash and cash equivalents	$6,353,475	$27,285,609	$7,889,410
Securities available-for-sale at fair value (amortized cost of $6.7 billion, $9.2 billion and $8.2 billion at September 30, 2009, December 31, 2008 and September 30, 2008, respectively)	6,851,813	9,283,283	8,192,457
Trading account assets and derivative instruments	745,975	1,367,833	1,240,223
Loans, net of unearned income	23,030,674	26,396,381	27,771,882
Allowance for loan losses	(693,124)	(574,224)	(514,991)

Net loans	$22,337,550	$25,822,157	$27,256,891
Loans held for sale	47,275	29,544	23,051
Premises and equipment	526,488	533,516	533,973
Bank-owned insurance	1,329,400	1,304,315	1,292,934
Goodwill and other intangible assets	760,836	779,444	803,079
Other assets	908,386	900,354	732,427

Total assets	$39,861,198	$67,306,055	$47,964,445

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$6,670,922	$28,059,575	$12,492,356
— interest-bearing (includes $554.8 million, $77.7 million, and $68.7 million measured at fair value at September 30, 2009, December 31, 2008 and September 30, 2008, respectively)	18,794,752	24,374,034	22,865,888
Deposits in foreign offices — interest-bearing	1,335,451	920,235	1,332,890

Total deposits	$26,801,125	$53,353,844	$36,691,134
Federal funds purchased	246,363	78,525	135,700
Securities sold under agreement to repurchase	2,194,755	3,501,758	906,836
Short-term borrowings	585,341	359,476	336,802
Short-term senior notes	—	75,000	75,000
Accrued interest, taxes and other expenses	188,452	247,825	213,213
Accrued pension and post-retirement	106,971	171,933	54,928
Other liabilities	581,463	631,487	342,931
Long-term notes — senior/unsecured	2,396,500	2,096,500	2,096,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	292,750	292,750	292,750

Total liabilities	$35,768,720	$63,184,098	$43,520,794

STOCKHOLDERS’ EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 17,149,512 shares at September 30, 2009, December 31, 2008, and September 30, 2008	$171,495	$171,495	$171,495
Surplus	2,174,661	2,172,029	2,171,386
Retained earnings	1,640,337	1,734,472	1,890,968
Accumulated other comprehensive loss	(144,015)	(206,039)	(40,198)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$3,842,478	$3,871,957	$4,193,651
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000	250,000

Total stockholders’ equity	$4,092,478	$4,121,957	$4,443,651

Total liabilities and stockholders’ equity	$39,861,198	$67,306,055	$47,964,445

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
		(in thousands)

Interest Income
Loans	$282,715	$361,763	$882,658	$1,110,630
Money market assets:
Deposits at banks	4,332	4,373	14,411	13,977
Federal funds sold and securities purchased under agreements to resell	22	3,722	167	14,968
Trading account assets	1,786	5,338	6,882	12,406
Securities available-for-sale:
U.S. Treasury and federal agency	22,168	56,053	82,489	194,466
State and municipal	13,435	13,576	40,840	38,609
Other	2,204	2,972	11,921	14,078

Total interest income	$326,662	$447,797	$1,039,368	$1,399,134

Interest Expense
Deposits	$61,733	$128,360	$256,522	$458,096
Short-term borrowings	2,057	18,098	6,367	56,356
Short-term senior notes	407	2,569	1,726	14,857
Long-term notes — senior/unsecured	24,386	15,662	65,240	52,361
Long-term notes — senior/secured	13,448	14,782	34,025	51,506
Long-term notes — subordinated	728	2,387	3,459	8,524

Total interest expense	$102,759	$181,858	$367,339	$641,700

Net Interest Income	$223,903	$265,939	$672,029	$757,434
Provision for loan losses	181,652	130,198	421,888	282,721

Net Interest Income after Provision for Loan Losses	$42,251	$135,741	$250,141	$474,713

Noninterest Income
Trust and investment management fees	$19,247	$22,216	$57,886	$67,612
Net money market and bond trading income (loss), including derivative activity	6,522	(556)	15,731	(118)
Foreign exchange	2,912	2,350	8,312	4,750
Service charges and fees	52,365	53,497	151,827	152,753
Equity securities gains, net	2,301	5,908	6,238	44,280
Net securities gains (losses), other than trading	677	(450)	29,663	10,478
Bank-owned insurance	11,139	13,412	33,665	40,067
Letter of credit fees	4,998	4,100	15,359	11,846
Loan sale gains, net	6,331	487	17,463	3,458
Other	11,787	11,161	31,024	34,107

Total noninterest income	$118,279	$112,125	$367,168	$369,233

Noninterest Expenses
Salaries and other compensation	$104,844	$103,188	$302,961	$309,531
Pension, profit sharing and other employee benefits	23,451	24,760	77,758	79,822
Net occupancy	24,922	25,014	75,940	74,058
Equipment	16,622	17,467	51,203	49,723
Marketing	13,283	13,662	31,900	34,998
Communication and delivery	7,520	8,277	22,416	23,723
Professional fees	19,388	32,172	68,766	81,263
Outside information processing, database and network fees	9,098	10,789	26,779	30,252
FDIC Insurance	8,983	4,810	52,687	7,351
Intercompany services, net	2,368	7,071	1,986	19,615
Visa indemnification (reversal) charge	(3,000)	7,000	(3,000)	(10,000)
Other	19,768	36,126	60,799	74,966
Amortization of intangibles	5,746	7,745	19,933	22,186

Total noninterest expenses	$252,993	$298,081	$790,128	$797,488

(Loss) income before income tax benefit	$(92,463)	$(50,215)	$(172,819)	$46,458
Applicable income tax benefit	(43,829)	(29,407)	(92,513)	(16,744)

Net (loss) income before noncontrolling interest — dividends on preferred stock of subsidiary	$(48,634)	$(20,808)	$(80,306)	$63,202
Noncontrolling interest — dividends on preferred stock of subsidiary	4,609	4,609	13,828	13,828

Net (Loss) Income Available for Common Stockholder	$(53,243)	$(25,417)	$(94,134)	$49,374

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in thousands)

Net (loss) income available for common stockholder	$(53,243)	$(25,417)	$(94,134)	$49,374
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized (loss) gain on derivative instruments, net of tax benefit for the quarter of $17,651 in 2009 and $11,827 in 2008 and net of tax expense (benefit) for the year-to-date period of $12,266 in 2009 and ($8,979) in 2008	(32,780)	(21,963)	22,781	(16,672)
Less reclassification adjustment for realized loss included in net (loss) income, net of tax benefit for the quarter of $853 in 2009 and $1,070 in 2008 and net of tax benefit for the year-to-date period of $2,935 in 2009 and $3,949 in 2008	1,585	1,987	5,450	7,333
Pension and postretirement medical benefit plans:
Net gain and net prior service cost included in net (loss) income, net of tax expense for the quarter of $0 in 2009 and 2008 and net of tax expense for the year-to-date period of $3,531 in 2009 and $511 in 2008	—	—	6,556	949
Less reclassification adjustment for amortization included in net (loss) income, net of tax benefit for the quarter of $366 in 2009 and $108 in 2008 and net of tax benefit for the year-to-date period of $1,100 in 2009 and $323 in 2008	681	200	2,042	599
Available-for-sale securities:
Unrealized holding gain arising during the period, net of tax expense for the quarter of $9,247 in 2009 and $1,670 in 2008 and net of tax expense for the year-to-date period of $16,194 in 2009 and $1,086 in 2008	32,266	3,088	45,187	2,031
Less reclassification adjustment for realized gain included in net (loss) income, net of tax expense for the quarter of $258 in 2009 and $7 in 2008 and net of tax expense for the year-to-date period of $10,765 in 2009 and $3,831 in 2008	(480)	(12)	(19,992)	(7,116)

Other comprehensive income (loss)	$1,272	$(16,700)	$62,024	$(12,876)

Comprehensive (loss) income available for common stockholder	$(51,971)	$(42,117)	$(32,110)	$36,498

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	2009	2008
	(in thousands)

Balance at January 1	$4,121,957	$4,038,342
Net (loss) income before dividends on preferred stock of subsidiary	(80,306)	63,202
Contributions to capital surplus	—	387,669
Issuance of common stock	—	16,347
Stock option exercise	800	1,329
Tax benefit from stock option exercise	1,831	1,779
Dividends — ($1.80 in 2008 per common share)	—	(38,000)
Dividends — preferred stock of subsidiary	(13,828)	(13,828)
Adjustment to initially apply FASB ASC 715-60	—	(313)
Other comprehensive income (loss)	62,024	(12,876)

Balance at September 30	$4,092,478	$4,443,651

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2009	2008
	(in thousands)

Operating Activities:
Net (loss) income available for common stockholder	$(94,134)	$49,374
Adjustments to reconcile net (loss) income available for common stockholder to net cash provided by (used in) operating activities:
Provision for loan losses	421,888	282,721
Depreciation and amortization, including intangibles	80,747	71,295
Deferred tax benefit	(31,057)	(31,321)
Tax benefit from stock options exercise	1,831	1,779
Other than temporary impairment on securities	1,093	469
Net gains on securities sold, other than trading	(30,756)	(10,947)
Net equity investments gains	(6,238)	(44,280)
Increase in bank-owned insurance	(25,085)	(27,978)
Net decrease (increase) in trading securities	560,117	(1,166,067)
Net decrease in accrued interest receivable	37,408	37,138
Net decrease (increase) in prepaid expenses	4,699	(7,999)
Net decrease in accrued interest payable	(57,196)	(51,797)
Net increase in other accrued expenses	41,255	12,383
Origination of loans held for sale	(1,163,177)	(345,399)
Proceeds from sale of loans held for sale	1,163,360	388,505
Net gains on loans held for sale	(17,463)	(3,458)
Net (gains) losses on sale of premises and equipment	(2,596)	520
Recoveries on charged-off loans	56,282	33,963
Net change in pension and post retirement benefits	(53,933)	(31,105)
Net decrease in foreign exchange contracts	(25,239)	(49,142)
Net (decrease) increase in marked to market hedging derivatives	(36,216)	18,569
Visa indemnification (reversal) charge	(3,000)	10,000
Other, net	37,461	15,997

Net cash provided by (used in) operating activities	$860,051	$(846,780)

Investing Activities:
Proceeds from sales of securities available-for-sale	$3,339,104	$1,263,951
Proceeds from maturities of securities available-for-sale	3,282,450	8,950,521
Purchases of securities available-for-sale	(4,112,830)	(8,860,258)
Net decrease (increase) in loans	3,006,437	(851,787)
Purchases of premises and equipment	(76,112)	(65,496)
Sales and retirement of premises and equipment	26,516	14,058
Proceeds from Visa redemption	—	37,800
Acquisition, net of cash acquired	(3,423)	(229,551)

Net cash provided by investing activities	$5,462,142	$259,238

Financing Activities:
Net (decrease) increase in deposits	$(26,552,719)	$5,519,315
Net decrease in Federal funds purchased and securities sold
under agreement to repurchase	(1,139,165)	(807,229)
Net increase (decrease) in other short-term borrowings	225,865	(607,590)
Net decrease in short-term senior notes	(75,000)	(5,000)
Proceeds from issuance of long-term notes — senior/unsecured	300,000	—
Proceeds from issuance of long-term notes — senior/secured	—	375,000
Net proceeds from stock option exercise	800	1,329
Excess tax expense from stock options exercise	(280)	(181)
Capital contributions for acquisitions	—	404,016
Cash dividends paid on common stock	—	(38,000)
Cash dividends paid on preferred stock	(13,828)	(13,828)

Net cash (used in) provided by financing activities	$(27,254,327)	$4,827,832

Net (decrease) increase in cash and cash equivalents	$(20,932,134)	$4,240,290
Cash and cash equivalents at January 1	27,285,609	3,649,120

Cash and cash equivalents at September 30	$6,353,475	$7,889,410

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On September 6, 2008, Bankcorp merged Merchants and Manufacturers with and into the Bank and merged Ozaukee with and into the Bank. Each transaction was recorded at its respective carrying value on that date. The interim financial statements for the nine month period ended September 30, 2008 of the Bank include the results of the merged entities since March 1, 2008.

The interim consolidated financial statements have been prepared by management from the books and records of the Bank, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through November 13, 2009.

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the nine months ended September 30 totaled $355.0 million and $707.3 million

HARRIS N.A. AND SUBSIDIARIES

in 2009 and 2008, respectively. Cash income tax payments over the same periods totaled $59.7 million and $92.3 million, respectively.

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

A member bank such as Harris N.A. was also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007), for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 460 Guarantees. Harris N.A. is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. While the estimation of any potential losses was highly judgmental, as of December 31, 2007, Harris N.A. recorded a liability and corresponding charge of $34 million (pretax) for the remaining litigation.

The initial public offering (IPO) occurred on March 25, 2008 followed by a mandatory partial redemption of Harris’ restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. During the first quarter of 2008, Harris N.A. received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statement of Income since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. Harris’ share of the U.S. litigation escrow account funding was $17 million which was recognized as a reversal to the litigation reserve and as a decrease to other noninterest expense.

On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. As a result, the Bank recorded an additional reserve for this matter of $7.0 million (pretax) during the third quarter as an increase to noninterest expense.

During the third quarter of 2009 and the fourth quarter of 2008, Harris N.A. recorded a decrease to noninterest expense of $4.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. During the third quarter of 2009, the Bank recorded a $1 million increase to noninterest expense and the related reserve to reflect the Bank’s recalculated share of the settlement of these litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of September 30, 2009, December 31, 2008 and September 30, 2008 the recorded reserve relating to the Visa litigation matter included in the Consolidated Statement of Condition was $14.8 million, $17.8 million, and $24.1 million, respectively.

5.	Fair Value Measurements

The Bank adopted three related pronouncements from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), as of April 1, 2009. FASB ASC 820-10 Transition Related to FASB Staff Position FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides guidance on determining fair value when there is no active market and requires additional disaggregated disclosures. FASB ASC 825-10 Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments provides guidance on fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value and requires disclosures on a quarterly basis rather than the current annual basis. FASB ASC 320-10 Transition Related to FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments provides guidance on the evaluation of other-than-temporary impairment (“OTTI”) for debt securities classified as

HARRIS N.A. AND SUBSIDIARIES

available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment, the recognition of impairment in earnings or OCI and require significant expanded disclosures on a quarterly basis. The application of these pronouncements did not have a material effect on the Bank’s financial position or results of operations. Related disclosures will be included in the footnotes to the Bank’s December 31, 2009 consolidated financial statements.

6.	Fair Value Option

The Bank adopted the guidance within FASB ASC 825 Financial Instruments related to the fair value option, as of January 1, 2008. The pronouncement permits entities to choose to measure certain eligible items at fair value at specified election dates. In 2008 and 2009, the Bank elected the fair value option for certain financial liabilities that include embedded interest rate, equity, or foreign exchange options. The carrying value of these liabilities was $554.8 million at September 30, 2009, $77.7 million at December 31, 2008 and $68.7 million at September 30, 2008. The impact of recording these liabilities at fair value was an increase in trading account revenue of $2.1 million and $1.1 million for the three months ended September 30, 2009, and September 30, 2008, respectively and an increase in trading account revenue of $3.4 million and $1.5 million for the nine months ended September 30, 2009, and September 30, 2008, respectively.

7.	Accounting for Endorsement Split-Dollar Life Insurance Arrangements

The Bank adopted the guidance within FASB ASC 715-60 Defined Benefit Plans — Other Postretirement related to split-dollar life insurance arrangements, in the first quarter of 2008. The pronouncement requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide employee benefits in postretirement periods. The Bank acquired endorsement split-dollar life insurance arrangements for certain employees through various bank acquisitions. Upon adoption, the Bank recognized a $0.5 million increase in the liability for deferred compensation; recorded a $0.3 million decrease in retained earnings and a $0.2 million increase in deferred taxes.

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

In 2008, the Bank offered to purchase specific holdings of ARS from certain client accounts at par value plus accrued interest. The gross par value of ARS holdings purchased was $93.1 million plus accrued interest. A discounted cash flow valuation methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads. The difference between the estimated fair values and the par values paid by the Bank resulted in a pre-tax charge of $21.8 million for the year ended December 31, 2008 in addition to the legal costs of $185 thousand. The charge was recorded in noninterest expense on the consolidated statements of income. The purchases of these securities were substantially completed by December 31, 2008 and the ARS purchased are classified as available-for-sale. As of September 30, 2009 the fair value of the ARS held by the Bank was $75.7 million and the amortized cost was $62.6 million. As of December 31, 2008 the fair value of the ARS held by the Bank was $55.1 million and the amortized cost was $62.8 million.

9.	Noncontrolling Interests

The Bank adopted FASB ASC 810-10 Transition Related to FASB Statement No. 160, Noncontrolling Interesets in Consolidated Financial Statements — an amendment of ARB No. 51 as of January 1, 2009. The pronouncement requires those entities that have an outstanding noncontrolling (minority) interest in a subsidiary to

HARRIS N.A. AND SUBSIDIARIES

report that noncontrolling interest as equity in the consolidated financial statements. Upon adoption, $250 million of noncontrolling interest was reclassified from liabilities to the Bank’s stockholders’ equity.

10.	FDIC Special Assessment

On May 22, 2009 the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) voted to levy a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The rule establishes a special assessment of five basis points on each FDIC — insured depository institution’s assets, less its Tier 1 capital, as of June 30, 2009, to be collected September 30, 2009. In June 2009, the Bank accrued an estimated $19 million in additional FDIC insurance expense related to this special assessment. The Bank paid this amount in September 2009.

11.	Accounting Pronouncements

The FASB issued ASC 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) in June 2009. The Statement does not change existing GAAP. Pursuant to the provisions of FASB ASC 105, the Bank has updated references to GAAP in its financial statements for the period ended September 30, 2009. The adoption of this guidance had no impact on the Bank’s financial position or results of operations.

The FASB issued ASC 855, Subsequent Events (formerly referred to as SFAS No. 165) in May 2009. The pronouncement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is effective on a prospective basis for interim periods ending after June 15, 2009. The Bank adopted the guidance as of June 30, 2009 and it had no impact on the Bank’s financial position or results of operations.

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (FASB ASC 860, Transfers and Servicing) in June 2009. The Statement improves the relevance, comparability and transparency of information presented in a reporting entity’s financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance and cash flows, and the transferor’s continuing involvement, if any, with the transferred financial assets. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Bank is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (FASB ASC 810, Consolidations) in June 2009. The Statement requires the use of a qualitative approach to identify the entity that has a controlling financial interest in a variable interest entity. The Statement is effective for interim and annual reporting periods beginning after November 15, 2009. The Bank is in the process of assessing the impact of adopting the Statement on its financial position and results of operations.

The FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”) in August 2009. ASU 2009-05 reiterates the definition of fair value for a liability as the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and requires a company to consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. The update is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC 820 Fair Value Measurements and Disclosure. No new fair value measurements are required by the new guidance. The adoption of ASU 2009-05 as of October 1, 2009 is not expected to have a material impact on the Bank’s consolidated financial position or results of operations.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Third Quarter 2009 Compared with Third Quarter 2008

Summary

For third quarter 2009, Harris N.A. (“the Bank”) reported a net loss of $53.2 million, which was an increase in loss of $27.8 million from the 2008 third quarter loss of $25.4 million, as the Bank’s results continue to be affected by higher levels of provision for loan losses reflecting the challenging credit environment.

Net interest income was $223.9 million, down $42.0 million or 15.8 percent from a year ago, largely due to a decline in the net interest margin to 2.43 percent from 2.82 percent in the third quarter of 2008. The lower margin reflects reduced income on loans due to a higher level of non-accrual loans, lower rate of return on securities available-for-sale plus an increased balance of low yield deposits placed at the Federal Reserve Bank. Average earning assets decreased to $37.6 billion in 2009 from $38.3 billion in 2008, due to decreases in loan balances ($3.9 billion) and securities ($2.0 billion) offset by a $5.2 billion increase in interest bearing deposits placed at the Federal Reserve Bank.

Provision for loan losses for the third quarter 2009 was $181.7 million, an increase of $51.5 million over last year largely due to general credit deterioration and higher levels of classified loans which has increased the level of provision between years. The increase can also be attributed to increases in reserves for specific commercial credits and general reserves in the retail portfolio as well as elevated commercial and retail charge-offs. Net loan charge-offs during the quarter were $134.7 million compared to $87.3 million in the same period last year primarily due to the loan sale activity. In September 2009, Harris N.A. sold $144.2 million (net of $37 million charge-offs) of commercial non-performing loans to PSPS Holdings, LLC, a special lending subsidiary of Harris Financial Corp. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the loan portfolio.

Noninterest income for the third quarter 2009 was $118.3 million, an increase of $6.2 million or 5.5 percent. This reflects higher trading income ($7.1 million) and gains on sale of loans ($5.8 million) partially offset by decreases in trust fees ($3.0 million), net gains on equity securities and securities other than trading ($2.5 million), and bank-owned life insurance income ($2.3 million) during the current quarter.

Third quarter 2009 noninterest expenses were $253.0 million, a decrease of $45.1 million or 15.1 percent. The year ago quarter included $13.8 million of integration costs associated with the Wisconsin acquisitions (Note 1) and a $9.4 million charge related to auction rate securities held by customers (Note 8). Additionally, $7 million of Visa litigation costs (Note 4) were recorded a year ago whereas a $3 million recovery was recorded this year. Excluding these items, expenses declined $11.9 million or 4.5 percent primarily as a result of an $11.2 million decrease in professional fees. Income tax benefit increased $14.4 million from the third quarter of 2008, primarily due to the increase in the level of pre-tax loss between periods.

Nonperforming loans at September 30, 2009 totaled $638 million or 2.77 percent of total loans, up from $318 million or 1.20 percent of total loans at December 31, 2008 and $696 million or 2.51 percent a year earlier. At September 30, 2009, the allowance for loan losses was $693 million, equal to 3.01 percent of loans outstanding compared to $574 million or 2.18 percent of loans outstanding and $515 million or 1.85 percent of loans outstanding at December 31, 2008 and September 30, 2008, respectively. Coverage of nonperforming loans by the allowance for loan losses increased from 74 percent at September 30, 2008 to 109 percent at September 30, 2009. At December 31, 2008, the ratio was 181 percent. Ratios reflect the sale of loans in December 2008, June 2009, and September 2009 to BMO Chicago Branch and PSPS Holdings, LLC, a special lending subsidiary of Harris Financial Corp., in the amount of $472 million, $140 million and $144 million, respectively.

At September 30, 2009 consolidated stockholder’s equity of the Bank amounted to $4.1 billion, unchanged from December 31, 2008. (Loss) on equity was (5.52) percent in the current quarter, compared to (2.42) percent in last year’s third quarter. (Loss) on assets was (0.51) percent compared to (0.24) percent a year ago. The Bank did not declare any dividends on common stock in the third quarter of 2009; $10 million was declared and paid in the third quarter of 2008.

At September 30, 2009, Tier 1 capital of the Bank amounted to $3.3 billion, down $0.4 billion from a year ago, while risk-weighted assets declined by $4.8 billion to $30.0 billion. The Bank’s September 30, 2009 Tier 1 and total risk-based capital ratios were 11.10 percent and 13.20 percent compared to respective ratios of 10.57 percent and 12.69 percent at December 31, 2008 and 10.71 percent and 12.82 percent at September 30, 2008. The regulatory leverage capital ratio was 8.15 percent for the third quarter of 2009 compared to 7.24 percent at year-end 2008 and 8.89 percent a year ago, with lower levels largely attributable to the changes in average Federal Reserve Bank deposits. The Bank’s capital ratios exceed the prescribed regulatory minimum for well-capitalized banks.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Summary

For the nine months ended September 30, 2009, the Bank reported a net loss of $94.1 million, a decrease of $143.5 million from net income of $49.4 million for the same period last year, largely due to both higher provision for loan losses and FDIC insurance expense, including a special assessment. Return (loss) on equity was (3.27) percent in the current year, compared to 1.60 percent for first nine months of last year. Return (loss) on assets was (0.28) percent compared to 0.16 percent a year ago.

Net interest income was $672.0 million, down $85.4 million or 11.3 percent, largely due to reduced loan income resulting from lower volume and foregone interest on a higher level of non-accrual loans. Net interest margin decreased to 2.24 percent in 2009 from 2.70 percent in the same period in 2008, also reflecting an increased balance of low yield deposits placed at the Federal Reserve Bank. Average earning assets of $41.3 billion increased $3.1 billion with the $6.9 billion increase in Federal Reserve Bank deposits partially offset by a $2.5 billion decline in loans and a decrease of $1.5 billion in securities available-for-sale.

Year-to-date 2009 provision for loan losses was $421.9 million compared to $282.7 million in 2008. This is primarily attributable to higher net charge-offs on real estate related commercial and consumer loans as well as continued reservation activity related to both portfolios. Net charge-offs increased to $301.5 million from $166.4 million in the prior year, reflecting deterioration in those portfolios.

Noninterest income was $367.2 million, down slightly from a year ago. A $38.0 million decrease in net equity securities gains (losses), which was largely due to our participation in the Visa initial public offering (Note 4) in 2008, a $9.7 million decline in trust fee income and lower bank-owned life insurance income ($6.4 million) were largely offset by higher net debt securities gains, other than trading, of $19.2 million, higher trading income of $15.8 million, a $14.0 million increase in gains on loan sales and higher letter of credit fees ($3.5 million).

Noninterest expenses were $790.1 million, a decrease of $7.4 million or 0.9 percent. Several items affect the year over year comparison including $45.3 million higher FDIC insurance expense in 2009, including the $19.0 million FDIC special assessment recorded in second quarter 2009 (Note 11), the Bank’s reversal of $10.0 million of reserves in conjunction with the Visa litigation escrow account funding (Note 4) in 2008 vs. a reversal of $3.0 million this year, and a $9.4 million charge related to auction rate securities held by customers (Note 8) and higher integration costs associated with the Wisconsin acquisition (Note 1) in 2008. Excluding the impact of these items, expenses were down $35.7 million or 4.6 percent mainly as a result of lower inter-company service charges ($17.1 million), professional fees ($11.1 million), and salaries and other compensation ($7.7 million). Income tax benefits increased $75.8 million from the nine months ended September 30, 2008, primarily due to the increase in the level of pre-tax loss between periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	September 30, 2009
	Oct 1, 2009 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2009	2010	2011	2012	2013	Thereafter	Total	September 30, 2009

Residential mortgage-backed
Amortized cost	$—	$12,589	$16,327	$—	$13,790	$477,868	$520,574	$539,377
Average Yield	—	4.06%	4.00%	—	4.00%	4.53%	4.49%
U.S. Treasury
Book Value	$25,000	$—	$—	$—		$—	$25,000	$25,000
Average Yield	0.0100%						0.0100%

	December 31, 2008
	Year Ending December 31,							Fair Value at
	2009	2010	2011	2012	2013	Thereafter	Total	December 31, 2008

Residential mortgage-backed
Amortized cost	$43,936	$41,881	$22,902	$—	$18,237	$350,722	$477,678	$488,282
Average Yield	4.10%	4.57%	4.00%	—	4.00%	4.85%	4.68%

	September 30, 2008
	Oct 1, 2008 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2008	2009	2010	2011	2012	Thereafter	Total	September 30, 2008

Residential mortgage-backed
Amortized cost	$—	$50,760	$43,671	$23,802	$—	$330,421	$448,654	$446,962
Average Yield	0.00%	4.10%	4.57%	4.00%	—	4.86%	4.69%
U.S. Treasury
Book Value	$19,997	$—	$—	$—		$—	$19,997	$19,996
Average Yield	6.5900%						6.5900%

At September 30, 2009, December 31, 2008 and September 30, 2008, the Company’s investments held in residential mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2009. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Payment of dividends on the Preferred Shares could be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At September 30, 2009, the Bank’s Total risk-based capital ratio was 13.20%, Tier 1 risk-based capital ratio was 11.10% and the Tier 1 leverage ratio was 8.15%.

In addition, the National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in the quarter ended March 31, 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. With respect to any dividends on the Preferred Shares that could be declared by the Company’s board of directors in the fourth quarter ended December 31, 2009, the Bank has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC in the subsequent quarter ending March 31, 2010. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained.

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

31.1  Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2  Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized on the 13th day of November 2009.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer