Form 10-K
period 2009-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2010-03-31
CIK 1046788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on March 31, 2010 was 1,180. No common equity is held by nonaffiliates.

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

General

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997 pursuant to the Maryland General Corporation Law. The Company’s principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of mortgage-backed securities, notes issued by Harris N.A. (the “Bank”) secured by Securing Mortgage Loans (defined below) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company’s assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the “Code”), and will generally not be subject to federal income tax if it distributes 90% of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Common Stock are held by HCH, a wholly owned subsidiary of the Bank and (2) the Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The current Illinois statutory tax rate is 7.3%. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of our Common Stock.

On February 11, 1998, the Company, through a public offering (the “Offering”), issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Preferred Shares”), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. Holders of Preferred Shares are entitled to receive, if declared by the Company’s Board of Directors, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.8438 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, provided that, if any interest payment date on the Preferred Shares (“Interest Payment Date”) would otherwise fall on a day that is not a Business Day the Interest Payment Date will be on the following Business Day.

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

On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company entered into a contribution agreement with HCH pursuant to which the Company agreed to issue and sell 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash. HCH acquired the shares on March 5, 2009 and continues to own 100% of the shares of the Common Stock. The Company utilized proceeds from the Common Stock issuance to acquire assets in a manner consistent with Company investment guidelines.

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

The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2009 and 2008 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company’s Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2009 and 2008 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2009, the Company held $22 million of short-term money market assets and $40 million of U.S. Treasury securities. At December 31, 2008, the Company held $6 million of short-term money market assets and no U.S. Treasury Securities.

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

The Advisory Agreements in effect in 2009 and 2008 entitled the Bank to receive advisory fees of $196 thousand and $208 thousand, respectively. It is expected that 2010 advisory fees will be approximately $180 thousand.

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

Employees

As of December 31, 2009, the Company had no paid employees. All officers of the Company were employed by the Bank.

Environmental Matters

In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company’s ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans during 2009 and 2008.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2009 as well as 2008, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single corporation. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock is held by HCH, a wholly owned subsidiary of the Bank and (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of our Common Stock. The current Illinois statutory tax rate is 7.3%.

The following tables sets forth selected dividend information:

	Year Ended December 31, 2009
	Price					Amount in
	per share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	03/05/2009	03/15/2009	03/30/2009	$4,609
	.46094	10,000,000	06/11/2009	06/15/2009	06/30/2009	4,609
	.46094	10,000,000	09/02/2009	09/15/2009	09/30/2009	4,610
	.46094	10,000,000	12/02/2009	12/15/2009	12/30/2009	4,610

						$18,438

Common Stock Dividends	$221	1,180	05/28/2009	06/15/2009	06/22/2009	$261
	1,695	1,180	12/02/2009	12/15/2009	12/30/2009	2,000

						$2,261

	Year Ended December 31, 2008
	Price					Amount in
	per share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	03/05/2008	03/15/2008	03/30/2008	$4,609
	.46094	10,000,000	05/29/2008	06/15/2008	06/30/2008	4,609
	.46094	10,000,000	09/03/2008	09/15/2008	09/30/2008	4,609
	.46094	10,000,000	12/02/2008	12/15/2008	12/30/2008	4,611

						$18,438

Common Stock Dividends	$650	1,000	09/03/2008	09/01/2008	09/15/2008	$650
	2,000	1,000	12/02/2008	12/15/2008	12/30/2008	2,000

						$2,650

ITEM 1A.	RISK FACTORS

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

Dividends may not be authorized quarterly by our Board of Directors and dividends not authorized will not be paid

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

Payment of dividends on the Preferred Shares could also be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At December 31, 2009, the Bank’s Total risk-based capital ratio was 13.55%, Tier 1 risk-based capital ratio was 11.46% and the Tier 1 leverage ratio was 8.82%. Consequently, the Bank was categorized as “well-capitalized” by its regulator at December 31, 2009.

In addition, the National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. Prior approval from the OCC was received for the dividend declaration in September and December of 2009 and the most recent dividend declaration in March 2010. The Company anticipates the need to request similar approvals from the OCC in 2010. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained.

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

Illinois Tax Law Change

Beginning January 1, 2009, Illinois required a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single corporation. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock are held by HCH, a wholly owned subsidiary of the Bank and (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The current Illinois statutory tax rate is 7.3%. Management believes that the Illinois state tax expense to be incurred by the Company has not and in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock.

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

Relationship with the Bank and its affiliates; conflicts of interest

The Bank and its affiliates are involved in virtually every aspect of the Company’s existence. The Bank is the sole holder of the Common Stock of the Company and will administer the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank will also act as servicer of the Mortgage Loans on behalf of the Company under the Servicing Agreement. In addition, other than the Independent Directors and Non Bank Directors (each as defined in Item 10), all of the officers and directors of the Company are also officers and/or directors of the Bank and/or affiliates of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as officers of the Bank. As the holder of all of the outstanding voting stock of the Company, the Bank will have the right to elect all directors of the Company, including the Independent Directors.

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

Possible adverse effects of economic conditions

Economic conditions beyond the Bank’s control may have a significant impact on the Bank’s operations, including changes in net interest income. Examples of such conditions include: (i) the strength of credit demand by customers; (ii) the introduction and growth of new investment instruments and transaction accounts by nonbank financial competitors; (iii) changes in the general level of interest rates, including changes resulting from the monetary activities of the Board of Governors of the Federal Reserve System; (iv) adverse changes in the economic net worth of loan customers; (v) decline in the general level of employment; and (vi) increased levels of Federal government support and equity infusions intended for banks and other commercial enterprises. Economic growth in the Bank’s market areas is dependent upon the local economy. Continued adverse changes in the economy of the Chicago metropolitan area and other market areas would likely reduce the Bank’s growth rate and could otherwise have a negative effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of the collateral pledged as security. Additionally, current conditions in credit and funding markets serving both corporate and consumer segments have remained weak, thereby causing a material contraction in the availability of credit as a result of more stringent underwriting standards. The Bank’s housing sector loan portfolio and related losses have primarily been concentrated in its commercial residential developer portfolio, in higher loan-to-value and broker sourced home equity loans as well as in its residential mortgage loan portfolio. The Bank has no significant exposures to sub-prime or ALT-A mortgages. The reduction in credit availability has contributed to reduced demand for new and existing homes, exacerbating an environment characterized by declining home prices and rising rates of foreclosure. A similar credit dynamic has adversely impacted the cost and availability of credit to corporate borrowers, notably in the highly leveraged lower rated credits. The ultimate severity and duration of these developments remain subject to considerable uncertainty and the attendant adverse feedback effects could deepen and exacerbate exposures to the general economic risk factors to which the Bank is exposed.

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

None as of December 31, 2009.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation nor, to the Company’s knowledge is any material litigation currently threatened against the Company or the Bank other than routine litigation arising in the ordinary course of business. See Note 10 to Consolidated Financial Statements.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

HCH presently owns all 1,180 shares of the Common Stock of the Company, which are not listed or traded on any securities exchange. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company sold 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash, the proceeds of which was used to purchase Mortgage Assets. HCH continues to own 100% of the shares of the Common Stock. On December 30, 2009, the Company paid a cash dividend of $2 million (declared on December 2, 2009), on the outstanding common shares to the stockholder of record on December 15, 2009. Part of this dividend ($17,291) will be considered a return of capital to the Company’s common shareholder rather than ordinary income. This has no impact on holders of the Preferred Stock. On June 22, 2009, the Company paid a cash dividend of $261 thousand (declared on May 28, 2009), on the outstanding common shares to the stockholders of record on June 15, 2009. On December 15, 2008, the Company paid a cash dividend of $2 million (declared on December 2, 2008), on the outstanding common shares to the stockholder of record on December 15, 2008. These dividends completed the 2008 REIT tax compliance requirements regarding income distributions. On September 15, 2008, the Company paid a cash divided of $650 thousand (declared on September 2, 2008), on the outstanding common shares to the stockholders of record on September 1, 2008. These dividends completed the 2007 REIT tax compliance requirements regarding income distributions.

The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. During 2009, the Company declared and paid $18.4 million in preferred dividends to preferred stockholders. During 2008, the Company declared and paid $18.4 million in preferred dividends to preferred stockholders. Although the Company declared cash dividends on the Preferred Shares for 2009 and 2008, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company’s financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

The Company did not repurchase or redeem any Common Stock or Preferred Shares during 2009 or 2008. The Company did not authorize for issuance any securities of the Company under any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

	For the Years Ended December 31
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Operations Data:
Interest income	$22,635	$21,296	$22,524	$21,442	$19,458
Non-interest income	—	—	—	—	—
Operating expenses:
Loan servicing fees paid to Harris N.A.	12	15	18	23	31
Advisory fees paid to Harris N.A.	196	208	119	127	122
General and administrative	399	374	300	342	287

Total operating expenses	$607	$597	$437	$492	$440
Applicable state income taxes	$1,608	$—	$—	$—	$—

Net income	20,420	20,699	22,087	20,950	19,018
Preferred stock dividends	18,438	18,438	18,438	18,438	18,438

Net income available to common stockholder	$1,982	$2,261	$3,649	$2,512	$580

Basic and diluted earnings per common share	$1,680	$2,261	$3,649	$2,512	$580

Distributions per preferred share	$1.8438	$1.8438	$1.8438	$1.8438	$1.8438

Balance Sheet Data (end of period):
Total assets	$583,574	$501,130	$492,923	$487,340	$479,875

Total liabilities	$1,084	$886	$3,129	$4,731	$129

Total stockholders’ equity	$582,490	$500,244	$489,794	$482,609	$479,746

Cash Flows Data:
Net cash provided by operating activities	$20,419	$20,326	$22,235	$20,760	$19,152

Net Cash (used in) provided by investing activities	$(63,483)	$(6,424)	$(3,603)	$232	$(421)

Net cash proivided by (used in) financing activities	$59,301	$(24,088)	$(23,560)	$(16,408)	$(18,438)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

Summary

Year Ended December 31, 2009 Compared to December 31, 2008

The Company’s net income for 2009 was $20.4 million. This represented a 1.3% decrease from 2008 net income of $20.7 million. Earnings decreased primarily because of the imposition of Illinois state income taxes on the Company beginning in 2009.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2009 was $31 thousand on an average balance of $33 million with an average yield of .09% compared to interest income of $1 million on an average balance of $42 million with an average yield of 2.3% for 2008. Interest income on the Notes for 2009 totaled $247 thousand and yielded 6.4% on $3.9 million of average principal outstanding compared to $302 thousand and a 6.4% yield on $4.7 million average principal outstanding for 2008. The decrease in interest income from the Notes was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $5 million for 2009 and $6 million for 2008. Interest income on securities available-for-sale for 2009 was $22.4 million, resulting in a yield of 4.3% on an average balance of $518 million compared to interest income of $20 million with a yield of 4.5% on an average balance of $444 million for 2008. There were no Company borrowings during either year.

Operating expenses for the year ended December 31, 2009 totaled $607 thousand compared to $597 thousand a year ago. Loan servicing expenses for 2009 totaled $12 thousand, a decrease of $3 thousand from 2008. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2009 were $196 thousand compared to $208 thousand, a 5.8% decrease from 2008, primarily due to certain charges for treasury services being assessed directly rather than as part of advisory fees in the current year. General and administrative expenses totaled $399 thousand for 2009 and $374 thousand for 2008, a 6.7% increase from 2008 primarily as a result of increased costs for legal and director fees and also due to change in assessing treasury costs.

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

Quarter Ended December 31, 2009 Compared to Quarter Ended December 31, 2008

The Company’s net income for the fourth quarter of 2009 and 2008 was $5.1 million.

Interest income on securities available-for-sale for the current quarter was $5.6 million resulting in a yield of 4.3% on an average balance of $523 million, compared to interest income of $5.1 million with a yield of 4.6% on an average balance of $447 million for the same period a year ago. The increase in these assets largely reflected the use of proceeds from the capital infusion from HCH in March 2009. Interest income on securities purchased under agreement to resell for the current quarter was $7 thousand on an average balance of $41 million resulting in an average yield of 0.007% compared to interest income of $53 thousand on an average balance of $40 million with an average yield of .05% for the same period in the year-ago quarter.

There were no Company borrowings during the fourth quarter of 2009 or 2008.

Fourth quarter 2009 operating expenses totaled $176 thousand, a decrease of $17 thousand from the fourth quarter of 2008. Advisory fees for the fourth quarter of 2009 were $60 thousand compared to $54 thousand in the prior year’s fourth quarter due to increased costs for investment advisory services and administration. General and administrative expenses totaled $113 thousand in the current quarter compared to $136 thousand for the same period in 2008, reflecting decreased costs for printing and expert services.

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

A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the state’s economy. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $2.9 million at December 31, 2009 and $3.2 million at December 31, 2008.

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

As presented in the accompanying Statement of Cash Flows, the primary sources of funds in addition to $20.4 million provided from operations during 2009 were $272.5 million from the maturities and sales of securities available-for-sale 2009 and $80 million from the purchase of the Company’s common stock by HCH. In 2008, the primary sources of funds other than $20.3 million provided from operations were $257.8 million from the maturities and sales of securities available-for-sale. The primary uses of funds for 2009 were $336.7 million in purchases of securities available-for-sale and $18.4 million and $2.3 million in Preferred Share dividends and Common Stock dividends paid, respectively. In 2008, the primary uses of funds were $265.2 million in purchases of securities available-for-sale and $18.4 million and $5.6 million in Preferred Share dividends and Common Stock dividends paid, respectively.

Accounting Pronouncements

The Company adopted SFAS No. 165, “Subsequent Events,” (FASB ASC 855, Subsequent Events) as of June 30, 2009. The Statement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of the Statement had no impact on the Company’s financial position or results of operations.

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (FASB ASC 860, Transfers and Servicing) in June 2009. The standard removes the concept of a qualifying special-purpose entity (“QSPE”). It also creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The standard was effective January 1, 2010. The adoption of the standard did not impact the Company’s financial position or results of operations.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (FASB ASC 810, Consolidations) in June 2009. The standard changes the criteria by which an enterprise determines whether it must consolidate a variable interest entity (“VIE”). It amends the existing guidance to require an enterprise to consolidate a VIE if it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. Existing guidance requires an enterprise to consolidate a VIE if it absorbs a majority of the expected losses or residual returns, or both. A continuous assessment of which party must consolidate a VIE will be required, rather than an assessment only when certain trigger events occur. In addition, the new standard requires an enterprise to assess if VIEs that were previously QSPEs must be consolidated by the enterprise. The standard was effective January 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations.

The Company adopted SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (ASC 105, Generally Accepted Accounting Principles) as of September 30, 2009. The codification creates a single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Statement does not change existing GAAP. The adoption of this statement had no impact on the Company’s financial position or results of operations.

The FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) in August 2009. ASU 2009-05 reiterates the definition of fair value for a liability as the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and requires a company to consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. The update is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC 820 Fair Value Measurements and Disclosure. No new fair value measurements are required by the new guidance. The adoption of ASU 2009-05 as of October 1, 2009 did not have a material impact on the Company’s financial position or results of operations.

Tax Matters

As of December 31, 2009, the Company believes that it is in full compliance with the REIT federal income tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single corporation. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock is held by HCH., a wholly-owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the future state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The current Illinois statutory tax rate is 7.3%. For the fourth quarter and twelve months of 2009, $399 thousand and $1.6 million of Illinois income tax expense was recorded.

Subsequent Events

On January 22, 2010, Moody’s Investors Services, Inc. (“Moody’s”) downgraded its long-term ratings for Bank of Montreal (“BMO”) (the Company’s ultimate parent). BMO’s deposit rating dropped to Aa2 from Aa1 and its bank financial strength rating (BFSR) fell to B- from B. Further, Moody’s downgraded BMO’s preferred stock securities (which include non-cumulative preferred shares and other hybrid capital instruments) four notches to Baa1 from Aa3. The first notch reflected the BFSR downgrade. The other three notches were a consequence of Moody’s implementing a revised methodology for rating bank hybrid securities. At that time, Moody’s downgraded the bank financial strength rating of the Bank to C+ from B-. In addition, Moody’s lowered its rating for the Company’s Preferred Stock from A2 to Baa1 and described this action as reflecting both the BFSR downgrade and Moody’s implementation of the aforementioned revised methodology. Prior to the most recent downgrade, as reported in our Form 10-Q for the period ending September 30, 2009, on October 22, 2009, Moody’s downgraded the Company’s Preferred Stock from A1 to A2.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009, the Company had $3.6 million invested in Notes, a decrease of $700 thousand from December 31, 2008. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2009, the Company held $515 million in residential mortgage-backed securities compared to $488 million at December 31, 2008. At December 31, 2009, the Company had $40 million in U.S. Treasury Securities. The Company did not have any U.S. Treasury Securities at December 31, 2008. At December 31, 2009, the Company held an investment of $22 million in securities purchased from the Bank under agreement to resell compared to $6 million at December 31, 2008. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

The following table stratifies the Company’s available-for-sale securities as of December 31, 2009 by maturity date (in thousands of dollars):

	Year Ending December 31							Fair Value at
	2010	2011	2012	2013	2014	Thereafter	Total	December 31, 2009

Residential mortgage-backed
Amortized cost	$10,641	$14,839	$—	$12,449	$7,248	$456,685	$501,862	$515,190
Average Yield	4.06%	4.00%	—	4.00%	4.00%	4.52%	4.52%
US Treasuries
Amortized cost	$40,000	—	—	—	—	—	$40,000	$39,999

The Company’s investments held in residential mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s residential mortgage-backed securities.

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

Disclosure Controls and Procedures

As of December 31, 2009, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that these disclosure controls and procedures are effective to ensure that material information for the Company required to be included in this Report has been made known to them in a timely fashion.

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

Harris Preferred Capital Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting using the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules (229.308T) of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held

Paul R. Skubic	61	Chairman of the Board, President
Pamela C. Piarowski	50	Chief Financial Officer, Treasurer
Margaret M. Sulkin	51	Assistant Treasurer
Delbert J. Wacker	78	Director
David J. Blockowicz	67	Director
Forrest M. Schneider	62	Director
Frank M. Novosel	63	Director

The following is a summary of the business experience of the directors of the Company:

Mr. Skubic has been a director of the Company since inception, January 2, 1998. Mr. Skubic has been Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc. and the Bank since 1990. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a certified public accountant. Based primarily upon Mr. Skubic’s extensive 20 year management and leadership experience as the Vice President and Controller of a national banking association and as the Chief Accounting Officer for Harris Bankcorp, Inc.; strong strategic planning, accounting, financial, banking and risk analysis skills and experience; and tenure and contributions as a current officer, Board member and Board committee member, the Board determined that Mr. Skubic should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Wacker has been a director of the Company since inception, January 2, 1998. Mr. Wacker has been a retired partner from Arthur Andersen & Co. since 1987 after 34 years. From July 1988 to November 1990, he was Vice President -Treasurer, Parkside Medical Services, a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General. He is a Certified Public Accountant. Based primarily upon Mr. Wacker’s extensive 40-year management and leadership experience as a former partner of a national accounting firm and as former Vice President-Treasurer and financial consultant for a health care system; strong accounting, financial and risk analysis skills and experience; and tenure and contributions as a current Board member and Board committee member, the Board determined that Mr. Wacker should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Blockowicz has been a director of the Company since inception, January 2, 1998. Mr. Blockowicz is a Certified Public Accountant and is a partner with Blockowicz & Tognocchi LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990. Blockowicz & Tognnocchi LLC is a professional tax consulting firm and is not a parent, subsidiary or other affiliate of the Company. Based primarily upon Mr. Blockowicz’s extensive 33-year management and leadership experience as a former partner of a national accounting firm and as a partner of a professional tax consulting firm; strong taxation, accounting and financial skills and experience; and tenure and contributions as a current Board member and Board committee chairperson, the Board determined that Mr. Blockowicz should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Schneider has been a director of the Company since 2000. Mr. Schneider is President and Chief Executive Officer of Lane Industries, Inc. Mr. Schneider has been a director of Lane Industries, a diversified holding company since 2000. He has been employed by Lane Industries since 1976. Lane Industries is not a parent, subsidiary or other affiliate of the Company. He is a graduate of the University of Illinois at Chicago, where he received his B.S. in Finance. He also holds a M.S. in Finance from the University of Illinois at Urbana, Champaign. Mr. Schneider served as a director of General Binding Corporation (NASDAQ) from 2000 until 2005 and served on the governance and compensation committees. Mr. Schneider served as a director of ACCO Brands Corporation (NYSE) from 2005 until 2006. Based primarily upon Mr. Schneider’s extensive 10 year executive management and leadership experience as a President, Chief Executive Officer and director of a diversified holding company; strong strategic planning, financial, risk analysis and administrative skills and experience; and tenure and contributions as a current Board member and Board committee member, the Board determined that Mr. Schneider should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Novosel has been a director of the Company since inception, January 2, 1998. Mr. Novosel was a Vice President in the Treasury Group of the Bank from 1995 and served as Treasurer of the Company until his retirement from the Bank in November, 2008. Previously, he served as Treasurer of Harris Bankcorp, Inc. Mr. Novosel is a Chartered Financial Analyst and a member of the CFA Society of Chicago. Based primarily upon Mr. Novosel’s extensive 25-year management and leadership experience as a former Vice President of the Bank and former Treasurer of the Company; strong strategic planning, financial, banking and risk analysis skills and experience; and tenure and contributions as a current Board member and Board committee member, the Board determined that Mr. Novosel should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

The following is a summary of the business experience of the executive officers who are not directors of the Company:

Ms. Piarowski has been Chief Financial Officer of the Company since May 31, 2006 and Treasurer since 2008, although she previously served as Chief Financial Officer of the Company and Senior Vice-President and Chief Financial Officer of Harris Bankcorp, Inc. from June 2001 through July 2003. In 2003, she was appointed Vice-President, Financial Performance Management, Bank of Montreal. In April, 2006 she was appointed Vice-President and Chief Financial Officer, BMO US. She is a certified public accountant.

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

Compensation of Directors

The Company pays directors who are not currently officers of the Bank or its affiliates (“Non Bank Director”) and Independent Directors (as defined in Item 13 (c) below) fees for their services as directors. For the Company’s 2009 fiscal year, Non Bank Directors and Independent Directors received a fee of $3,000 per quarter, and $4,000 per quarter for services to the Investment Committee. Directors also received $1,000 for each meeting of the Board of Directors and Audit Committee that they attended. The following table shows the compensation received in 2009. The Company has not paid and does not currently intend to pay any compensation to directors who are not Independent Directors or to Non Bank Directors or who are active Bank officers.

					Non-Qualified
				Non-Equity	Deferred
	Fees Earned	Stock	Option	Incentive Plan	Compensation	All Other
	or Paid in	Awards	Awards	Compensation	Earnings	Compensation
Name	Cash	($)	($)	($)	($)	($)	Total

Delbert J. Wacker *	$21,000	—	—	—	—	—	$21,000
David J. Blockowicz *	21,000	—	—	—	—	—	21,000
Forrest M. Schneider *	21,000	—	—	—	—	—	21,000
Frank M. Novosel **	33,000	—	—	—	—	—	33,000

	$96,000	—	—	—	—	—	$96,000

*	Represents $17,000 in compensation received as Independent Director and $4,000 in compensation received as an Audit Committee Member.

**	Represents $17,000 in compensation received as a Non Bank Director and $16,000 in compensation received as an Investment Committee Member following his retirement from the Company and the Bank in November, 2008.

The Company has adopted a code of ethics for its senior officers, including the executive officers, which is filed as an Exhibit hereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed with respect to the year ended December 31, 2009, the Company believes that all ownership reports were filed on a timely basis.

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

The following table shows the ownership as of March 31, 2010 of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the officers or directors who own any such shares.

	Name of	Amount of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class

Preferred Stock	Paul R. Skubic	8,625 Shares	.032%
Preferred Stock	Forrest Schneider	8,965 Shares	.033%
Preferred Stock	David J. Blockowicz	2,900 Shares	.011%
Preferred Stock	Frank M. Novosel	3,500 Shares	.013%
Preferred Stock	Delbert Wacker	3,000 Shares	.011. %

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with Related Persons

The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the Common Stock of the Company. Paul R. Skubic, Chairman of the Board of the Company, its executive officers, Pamela C. Piarowski, and Margaret M. Sulkin, are also officers of the Bank.

A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2009, the Company received repayments on the Notes of $700 thousand compared to 2008 repayments of $1.1 million. In years ended December 31, 2009, 2008 and 2007, the Bank paid interest on the Notes in the amount of $246 thousand, $302 thousand and $364 thousand, respectively, to the Company.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2009, the Company held $22 million of such assets and had earned $31 thousand of interest from the Bank during 2009. At December 31, 2008, the Company held $6 million of such assets and earned $1 million of interest for 2008. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this report. In 2009, the Bank received payments of $12 thousand and $196 thousand, respectively, compared to $15 thousand and $208 thousand for 2008, under the terms of these agreements.

(b)	Review, Approval or Ratification of Transactions with Related Persons

The terms of the Preferred Shares require that, as long as any Preferred Shares are outstanding, certain actions by the Company, including transactions with the Bank and other related persons, be approved by a majority of the Independent Directors (as defined in the following paragraph). Each of the transactions described in Item 13(a) above was approved by a majority of the Independent Directors.

(c)	Director Independence

The Articles of Incorporation (the “Charter”) of the Company defines an “Independent Director” as one who is not a current officer or employee of the Company or a current director, officer or employee of the Bank or of its affiliates. In addition, pursuant to the Charter, so long as the Preferred Shares are listed for trading on the New York Stock Exchange, a director shall not be deemed to be an “Independent Director” unless he or she meets the applicable requirements for independence as set forth under New York Stock Exchange rules and regulations.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the years ended December 31, 2009 and 2008, the Company’s principal accountant billed $67 thousand and $65 thousand, respectively for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the Company’s financial statements outside of those fees disclosed above under “Audit Fees” for the years ended December 31, 2009 and 2008.

Tax Fees

There were no fees billed for tax-related services for the years ended December 31, 2009 and 2008.

All Other Fees

There were no other fees billed to the Company by the Company’s principal accountants other than those disclosed above for the years ended December 31, 2009 and 2008.

Pre-Approval Policies and Procedures

Prior to engaging accountants to perform a particular service, the Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Audit Committee and Board of Directors in accordance with its procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed with Report:

(1) Consolidated Financial Statements (See page 27 for a listing of all financial statements included in Item 8)

(2) Financial Statement Schedules

All schedules normally required by Form 10-K are omitted since they are either not applicable or because the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

*3(a)(I)	Articles of Incorporation of the Company, as amended
**3(b)	Bylaws of the Company
***4	Specimen of certificate representing Series A Preferred Shares
***10(a)	Form of Servicing Agreement between the Company and the Bank
***10(b)	Form of Advisory Agreement between the Company and the Bank
***10(c)	Form of Bank Loan Agreement between the Company and the Bank
***10(d)	Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14	Code of Ethics for Senior Officers (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

24	Power of attorney
31.1	Certification of Pamela C. Piarowski pursuant to Rule 13a — 14(a)
31.2	Certification of Paul R. Skubic pursuant to Rule 13a — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated March 4, 2009.

**	Incorporated by reference to Exhibit 3.1 filed on the Company’s Form 8-K dated August 31, 2007.

***	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

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
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Harris N.A.
Financial Review
Consolidated Financial Statements
Independent Auditors’ Report
Consolidated Statements of Condition
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Stockholder’s Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2010.

/s/  PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President

/s/  PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 31st day of March 2010.

David J. Blockowicz	Forrest M. Schneider
Frank M. Novosel	Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact

Supplemental Information

No proxy statement will be sent to security holders in 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
of Harris Preferred Capital Corporation:

We have audited the accompanying consolidated balance sheets of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

March 31, 2010
Chicago, Illinois

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	December 31
	2009	2008
	(In thousands, except share data)

ASSETS
Cash on deposit with Harris N.A.	$916	$816
Securities purchased from Harris N.A. under agreement to resell	22,000	5,863

Total cash and cash equivalents	$22,916	$6,679
Notes receivable from Harris N.A.	3,584	4,284
Securities available-for-sale, at fair value
Mortgage-backed	515,190	488,282
U.S. Treasury	39,999	—
Other assets	1,885	1,885

Total assets	$583,574	$501,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$111	$112
Deferred tax liabilities	973	774

Total liabilities	$1,084	$886

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value);
liquidation value of $250,000; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 shares issued and outstanding at December 31, 2009, and 1,000 shares authorized, issued and outstanding at December 31, 2008	1	1
Additional paid-in capital	320,733	240,733
Earnings in excess of (less than) distributions	(601)	(322)
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities	12,357	9,832

Total stockholders’ equity	$582,490	$500,244

Total liabilities and stockholders’ equity	$583,574	$501,130

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income
and Comprehensive Income

	For the Years Ended
	December 31
	2009	2008	2007
		(In thousands)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$31	$963	$3,950
Notes receivable from Harris N.A.	246	302	364
Securities available-for-sale:
Mortgage-backed	22,356	20,011	17,929
U.S. Treasury	2	20	281

Total interest income	$22,635	$21,296	$22,524
Operating expenses:
Loan servicing fees paid to Harris N.A.	12	15	18
Advisory fees paid to Harris N.A.	196	208	119
General and administrative	399	374	300

Total operating expenses	$607	$597	$437

Income before income taxes	$22,028	$20,699	$22,087
Applicable state income taxes	1,608	—	—

Net Income	$20,420	$20,699	$22,087
Preferred stock dividends	18,438	18,438	18,438

Net income available to common stockholder	$1,982	$2,261	$3,649

Basic and diluted earnings per common share	$1,680	$2,261	$3,649

Average number of common shares outstanding	1,148	1,000	1,000
Net income	$20,420	$20,699	$22,087
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during the period, net of state taxes	$2,525	$10,839	$7,047
Less reclassification adjustment for realized gains included in net income	$—	$—	$—

Comprehensive income	$22,945	$31,538	$29,134

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009, 2008 and 2007

				(Distributions in
				Excess of	Accumulated
			Additional	Earnings) Earnings	Other	Total
	Preferred	Common	Paid-in	in Excess of	Comprehensive	Stockholders’
	Stock	Stock	Capital	Distributions	Income (Loss)	Equity
	(In thousands except per share data)

Net income	$—	$—	$—	$22,087	$—	$22,087
Other comprehensive income	—	—	—	—	7,047	7,047
Dividends declared on common stock ($3,511 per share)	—	—	—	(3,511)	—	(3,511)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2007	$250,000	$1	$240,733	$67	$(1,007)	$489,794

Net income	$—	$—	$—	$20,699	$—	$20,699
Other comprehensive income	—	—	—	—	10,839	10,839
Dividends declared on common stock ($2,650 per share)	—	—	—	(2,650)	—	(2,650)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2008	$250,000	$1	$240,733	$(322)	$9,832	$500,244

Net income	$—	$—	$—	$20,420	$—	$20,420
Other comprehensive income	—	—	—	—	2,525	2,525
Capital contribution and issuance of common stock	—	—	80,000	—	—	80,000
Dividends declared on common stock ($2,261 per share)	—	—	—	(2,261)	—	(2,261)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2009	$250,000	$1	$320,733	$(601)	$12,357	$582,490

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2009	2008	2007
		(In thousands)

Operating Activities:
Net income	$20,420	$20,699	$22,087
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in other assets	—	(356)	139
Net (decrease) increase in accrued expenses	(1)	(17)	9

Net cash provided by operating activities	$20,419	$20,326	$22,235

Investing Activities:
Repayments of notes receivable from Harris N.A.	700	1,051	1,177
Purchases of securities available-for-sale	(336,736)	(265,238)	(358,745)
Proceeds from maturities/redemptions of securities available-for-sale	272,553	257,763	360,620

Net cash (used in) provided by investing activities	$(63,483)	$(6,424)	$3,052

Financing Activities:
Cash dividends paid on preferred stock	$(18,438)	$(18,438)	$(23,049)
Cash dividends paid on common stock	(2,261)	(5,650)	(511)
Capital contribution and issuance of common stock	80,000	—	—

Net cash provided by (used in) financing activities	$59,301	$(24,088)	$(23,560)

Net increase (decrease) in cash on deposit with Harris N.A.	$16,237	$(10,186)	$1,727
Cash and cash equivalents with Harris N.A. at beginning of year	6,679	16,865	15,138

Cash and cash equivalents with Harris N.A. at end of year	$22,916	$6,679	$16,865

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements

1.	Organization and Basis of Presentation

Harris Preferred Capital Corporation (the “Company”) is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of a limited recourse note or notes (the “Notes”) issued by Harris N.A. (the “Bank”) secured by real estate mortgage assets (the “Securing Mortgage Loans”) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in the Code Sections 856-860. All of the 1,180 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Preferred Shares”), $1.00 par value, is outstanding. The Company was formed to provide the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

On February 11, 1998, the Company completed an initial public offering (the “Offering”) of 10,000,000 shares of the Company’s Preferred Shares, receiving proceeds of $242,125,000, net of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange. Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $250 million to the Company.

On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company entered into a contribution agreement with HCH pursuant to which the Company agreed to issue and sell 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash. HCH acquired the shares on March 5, 2009 and continues to own 100% of the shares of the Common Stock. The Company utilized proceeds from the Common Stock issuance to acquire assets in a manner consistent with Company investment guidelines.

Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through March 31, 2010, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with the Bank and securities purchased from the Bank under agreement to resell.

Allowance for Loan Losses

The allowance for probable loan losses is maintained at a level considered adequate to provide for probable loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management’s estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2009 and 2008, no allowance for loan losses was recorded under this policy.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

Income Taxes

The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax because assets, income distribution and stock ownership tests in Code Sections 856-860 are met. Accordingly, no provision for federal income taxes is included in the accompanying financial statements. Beginning January 1, 2009 the Company is classified as a “captive” REIT for Illinois tax purposes. As a captive REIT, the Company will not claim a deduction for dividends paid and will accrue Illinois income tax on Illinois taxable income. At December 31, 2009 the Company has provided $973,000 of deferred Illinois taxes on unrealized holdings gains recognized in comprehensive income. At December 31, 2008 the Company provided $774,000 of deferred Illinois taxes on unrealized holdings gains recognized in comprehensive income.

The REIT Modernization Act, which took effect on January 1, 2001, modified certain provisions of the Code with respect to the taxation of REITs. A key provision of this tax law change reduced the required level of distributions by a REIT from 95% to 90% of ordinary taxable income.

At December 31, 2009, the Company recorded deferred state income taxes related to unrealized holding gains in its investment portfolio. These taxes would be payable in future periods, assuming such gains were realized.

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

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term assets and are reflected as securities purchased under agreement to resell in the consolidated balance sheet. Securities purchased under agreement to resell totaled $22 million at December 31, 2009 compared to $6 million at December 31, 2008. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company’s account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company’s interest in these securities.

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

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

been made and finally, whether the financial condition of the issuer has deteriorated. In addition, it may be necessary for the Company to demonstrate its ability and intent to hold a debt security to maturity.

New Accounting Pronouncements

The FASB issued ASC 105, Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification as the sole source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”) in June 2009. The Statement does not change existing GAAP. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements for the period ended December 31, 2009.

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

The FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”) in August 2009. ASU 2009-05 reiterates the definition of fair value for a liability as the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and requires a company to consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. The update is effective for interim and annual reporting periods that begin after August 27, 2009 and applies to all fair value measurements of liabilities required by FASB ASC 820 Fair Value Measurements and Disclosure. No new fair value measurements are required by the new guidance. The adoption of ASU 2009-05 as of October 1, 2009 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a fixed rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Securing Mortgage Loans. During 2009, the Company received repayments on the Notes of $700 thousand compared to 2008 repayments of $1.1 million. For years ended December 31, 2009, 2008 and 2007, the Bank paid interest on the Notes in the amount of $246 thousand, $302 thousand and $364 thousand, respectively, to the Company.

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

The balance of Securing Mortgage Loans at December 31, 2009 and 2008 was $4.7 million and $5.4 million, respectively. The weighted average interest rate on those loans at December 31, 2009 and 2008 was 5.9% and 6.7%, respectively.

None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2009 or 2008.

A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in Illinois is, in part, dependent on that state’s economy. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $2.9 million at December 31, 2009 and $3.2 million at December 31, 2008.

4.	Securities

The Company adopted guidance from the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), as of April 1, 2009. FASB ASC 320 Investments, ASC 320-10-65-1 Transition related to FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than Temporary Impairments provides guidance on the evaluation of other-than-temporary impairment (“OTTI”) for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment and the recognition of impairment in earnings or OCI. There was no cumulative effect of initially applying the pronouncement in 2009 and there was no OTTI expense recorded during 2009, 2008 or 2007.

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2009				December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
				(In thousands)

Available-for-Sale Securities
Residential mortgage-backed	$501,861	$14,214	$885	$515,190	$477,678	$10,720	$116	$488,282
U.S. Treasury Bills	40,000	—	1	39,999	—	—	—	—

Total Securities	$541,861	$14,214	$886	$555,189	$477,678	$10,720	$116	$488,282

The following table summarizes residential mortgage-backed securities with unrealized losses as of December 31, 2009 and 2008, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by residential mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. As of December 31, 2009 there was no securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses are temporary, due to the unrealized losses on investments in mortgage-backed securities and U.S. Treasuries being caused by interest rate increases rather than credit deterioration. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

recovery or maturity, these investments are not considered other-than-temporarily impaired. There were no reclassification adjustments to other comprehensive income during, 2009, 2008 or 2007.

December 31, 2009

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Residential mortgage-backed	$104,988	$885	—	—	$104,988	$885
U.S. Treasury bills	39,999	1	—	—	39,999	1

Total	$144,987	$886	$—	$—	$144,987	$886

December 31, 2008

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Residential mortgage-backed	$35,618	$112	$16,937	$4	$52,555	$116

Total	$35,618	$112	$16,937	$4	$52,555	$116

The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturities:
Within 1 year	$50,641	$50,760
1 to 5 years	34,535	35,276
5 to 10 years	129,541	135,046
Over 10 years	327,144	334,107

Total Securities	$541,861	$555,189

5.	Fair Value Measurements

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

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

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

The valuations of assets that are measured at fair value on a recurring basis at December 31, 2009 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	12/31/09	Level 1	Level 2	Level 3
		(In thousands)

Available-for-sale securities:
Residential mortgage-backed	$515,190	$—	$515,190	$—
U.S. Treasury	39,999	39,999	—	—

	$555,189	$39,999	$515,190	$—

	Fair Value	Fair Value Measurements Using
	12/31/08	Level 1	Level 2	Level 3
		(In thousands)

Available-for-sale securities:
Residential mortgage-backed	$488,282	$—	$488,282	$—

6.	Fair Value of Financial Instruments

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

The fair value of notes receivable from the Bank was estimated using a discounted cash flow calculation utilizing current market rates offered by the Bank as the discount rates.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 3 and 4 to the Consolidated Financial Statements.

The estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 are presented in the following table:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets
Cash on deposit with Harris N.A.	$916	$916	$816	$816
Securities purchased from Harris N.A. under agreement to resell	22,000	22,000	5,863	5,863
Notes receivable from Harris N.A.	3,584	4,908	4,284	8,592
Securities available-for-sale	555,189	555,189	488,282	488,282
Accrued interest receivable	1,885	1,885	1,885	1,885

Total on-balance-sheet financial assets	$583,574	$584,898	$501,130	$505,438

7.	Common and Preferred Stock

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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends declared to the holders of the Preferred Shares for the years ended December 31, 2009 and 2008 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2009 and 2008 were 100% of ordinary income.

On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company sold 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash bring the number of shares outstanding to 1180. On December 30, 2009, the Company paid a cash dividend of $2 million (declared on December 2, 2009), on the outstanding common shares to the stockholder of record on December 15, 2009. Part of this dividend ($17,291) will be considered a return of capital to the Company’s common shareholder rather than ordinary income. This has no impact on holders of the Preferred Stock. On June 22, 2009, the Company paid a cash dividend of $261 thousand (declared on May 28, 2009), on the outstanding common shares to the stockholders of

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

record on June 15, 2009. The Company made the election under Internal Revenue Code Section 858(a) to treat this dividend as having been paid in 2008. On September 15, 2008, the Company paid a cash dividend of $650 thousand declared on September 3, 2008 on the outstanding common shares to the stockholder of record on September 15, 2008. The Company made the election under Internal Revenue Code Section 858(a) to treat this dividend as having been paid in 2007. On December 30, 2008, the Company paid a cash dividend of $2 million declared on December 2, 2008 on the outstanding common shares to the stockholder of record on December 15, 2008.

8.	Transactions with Affiliates

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

The Advisory Agreement in effect for 2009, 2008 and 2007 entitled the Bank to receive advisory fees of $196 thousand, $208 thousand, and $119 thousand, respectively for processing, recordkeeping, legal, management and other services.

The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the “Servicing Agreement”). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2009, 2008, and 2007 the Bank received payments of $12 thousand, $15 thousand and $18 thousand, respectively.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2009, the Company held $22 million of such assets and had earned $31 thousand of interest from the Bank during 2009. At December 31, 2008, the Company held $6 million of such assets and earned $963 thousand of interest for 2008. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

9.	Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in mortgage assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

10.	Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2009 and 2008, there was no pending litigation against the Company.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

11.	Quarterly Financial Information (unaudited)

The following table sets forth selected quarterly financial data for the Company:

	Year Ended December 31, 2009				Year Ended December 31, 2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

Total interest income	$5,456	$5,683	$5,860	$5,636	$5,406	$5,367	$5,274	$5,249
Total operating expenses	179	118	134	176	141	129	134	193

Net income before income taxes	$5,277	$5,565	$5,726	$5,460	$5,265	$5,238	$5,140	$5,056
Applicable state income taxes	385	406	418	399	—	—	—	—

Net Income	$4,892	$5,159	$5,308	$5,061	$5,265	$5,238	$5,140	$5,056
Preferred dividends	4,609	4,609	4,610	4,610	4,609	4,609	4,610	4,610

Net income available to common stockholder	$283	$550	$698	$451	$656	$629	$530	$446

Basic and diluted earnings per common share	$268	$466	$593	$381	$656	$629	$530	$447

Financial Statements of Harris N.A.

The following unaudited financial information and audited financial statements for the Bank are included because the Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

Financial statements are presented for the Bank using the historical cost basis for all combining entities, similar to pooling-of-interests accounting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009 Compared to 2008

Summary

For 2009, Harris N.A. and subsidiaries (“Bank”) reported a net loss of $112.8 million, $9.6 million more than the 2008 loss of $103.2 million. The Bank’s results continue to be affected by higher levels of provision for loan losses reflecting the challenging credit environment.

Net interest income was $892.8 million, down $111.7 million or 11.1 percent from a year ago, largely due to a 27 basis point decline in the net interest margin to 2.29 percent from 2.56 percent for 2008. The lower margin reflects reduced income due to a higher level of non-accrual loans, a lower rate of return on securities available-for-sale and an increase in low-yield deposits placed at the Federal Reserve Bank. Average earning assets of $40.2 billion in 2009 were essentially unchanged from 2008, as a $3.1 billion decrease in loan balances and a $1.8 billion decline in securities and money market assets were offset by a $4.9 billion increase in interest bearing deposits placed at the Federal Reserve Bank.

Provision for loan losses for 2009 was $544.4 million, a decrease of $44.7 million from last year. The decline is attributed to decreases in reserves for specific commercial credits, partially offset by increases in general reserves in the retail portfolio as well as elevated retail charge-offs. Net loan charge-offs for the year were $437.9 million compared to $414.1 million in the same period last year primarily due to higher retail charge-offs. In 2009, Harris N.A. sold $503 million (net of $110 million in charge-offs) of commercial non-performing loans to psps Holdings, LLC (“psps”), a subsidiary of Harris Financial Corp. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for 2009 was $483.0 million, an increase of $19.7 million or 4.3 percent from 2008. This reflects higher gains on sale of loans ($26.7 million), increased trading income ($12.5 million) and letter of credit fees ($4.6 million) partially offset by decreases in net gains on equity securities and securities other than trading ($14,2 million), trust fees ($8.4 million), and bank-owned life insurance income ($7.0 million) during the year.

Noninterest expenses were $1,042.2 million during 2009, a decrease of $17.5 million or 1.7 percent from 2008. While 2009 included an increase in FDIC insurance costs of $45.8 million and a $3.0 million reversal of Visa indemnification charges, 2008 reflected charges of $21.8 million related to auction rate securities and a $16.3 million reversal of Visa indemnification charges. Excluding these items, expenses decreased $54.8 million or 5.3 percent year over year primarily as a result of lower charges for intercompany services ($21.9 million), professional fees ($14.9 million), marketing costs ($6.2 million) and outside information processing, database and network fees ($5.1 million). Total income tax benefit increased $20.3 million for the year, primarily due to the increase in the level of pre-tax loss.

Nonperforming loans at December 31, 2009 totaled $486 million or 2.20 percent of total loans, up from $318 million or 1.21 percent of total loans at December 31, 2008. At December 31, 2009, the allowance for loan losses was $680.8 million, equal to 2.94 percent of loans outstanding compared to $574.2 million or 2.18 percent of loans outstanding at December 31, 2008. Coverage of nonperforming loans by the allowance for loan losses decreased from 181 percent at December 31, 2008 to 140 percent at December 31, 2009. Ratios reflect the sale of loans in 2008 and 2009 to BMO Chicago Branch and psps in the amount of $472 million and $503 million respectively.

At December 31, 2009 consolidated stockholder’s equity of the Bank amounted to $4.3 billion, up $150 million from December 31, 2008, mainly due to a capital contribution from Harris Bankcorp of $150 million in 2009. Loss on equity was (2.94) percent for the year, compared to (2.51) percent last year. Loss on assets was (0.25) percent compared to (0.23) percent a year ago. The Bank did not declare any dividends on common stock in 2009; $38 million was declared and paid in 2008.

At December 31, 2009, Tier 1 capital of the Bank amounted to $3.5 billion, down $0.1 billion from a year ago, while risk-weighted assets declined by $3.2 billion to $30.7 billion. The Bank’s December 31, 2009 Tier 1 and total risk-based capital ratios were 11.46 percent and 13.55 percent compared to respective ratios of 10.57 percent and

12.69 percent at December 31, 2008. The regulatory leverage capital ratio was 8.82 percent as of December 31, 2009 and 7.24 percent at year-end 2008. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

2008 Compared to 2007

Summary

For 2008 the Bank reported a net loss of $103.2 million, a decrease of $246.4 million from 2007’s net income of $143.2 million, reflecting a higher provision for credit losses and the impact of credit markets.

Net interest income was $1,004.5 million, up $150.5 million or 17.6 percent, driven by the positive impact of the declining interest rate environment on borrowing costs, improvement in interest rate sensitive businesses, and the additional revenue from the acquisition of Wisconsin based Ozaukee Bank and Merchants and Manufacturers Bancorporation, Inc. in February 2008 (Note 23). Excluding the $50.2 million of net interest income associated with the Wisconsin acquisitions, net interest income was up $101.9 million or 12 percent. Average earning assets grew 5.0 percent or $2.0 billion from $38.2 billion in 2007 to $40.2 billion in the current year, primarily attributable to an increase of $1.8 billion in average Federal Reserve Bank deposits as higher loan balances from the Wisconsin acquisitions and organic loan growth were more than offset by a decrease of $1.9 billion in the investment securities portfolio. Net interest margin increased to 2.56 percent in 2008 from 2.30 percent in 2007, primarily reflecting the decline in short-term market interest rates and the resulting cost for certain interest bearing deposits. This was partially offset by growth in lower-yield interest bearing deposits at the Federal Reserve Bank.

The provision for loan losses was $589.1 million in 2008 compared to $90.0 million in 2007. This reflects higher economic impairment primarily attributable to the impact of a worsening economic environment, particularly the residential real estate related sectors. Net loan charge-offs during the current year were $414.1 million compared to $49.6 million in the same period last year.

Noninterest income was $463.3 million, an increase of $51.1 million or 12.4 percent. This was primarily attributable to a $44.8 million increase in equity security gains due largely due to our participation in the Visa initial public offering (Note 26), $11.1 million additional income from the Wisconsin acquisitions, and a $9.7 million increase in deposit service charges and fees. This was partially offset by decreases of $8.7 million in net loan sales gains (losses) and $5.7 million in trust and investment management fees.

Noninterest expenses were $1,059.7 million, an increase of $67.2 million or 6.8 percent, largely driven by $76.8 million of operating and integration costs associated with the Wisconsin acquisitions and $21.8 million of charges related to auction rate securities held by customers (Note 2). These costs were partially offset by $21.4 million related to the 2007 restructuring charge (Note 25) and a $16.3 million net reversal of Visa indemnification charges in 2008 compared to a $34 million charge in 2007 (Note 26). Excluding all of these items, expenses increased $40.3 million or 4.3 percent from 2007, reflecting growth to support increased business activities.

Nonperforming loans at December 31, 2008 totaled $318 million or 1.21 percent of total loans, compared to $292 million or 1.15 percent a year earlier. At December 31, 2008, the allowance for loan losses was $574 million, equal to 2.18 percent of loans outstanding compared to $368 million or 1.44 percent of loans outstanding at the end of 2007. The ratio of the allowance for loan losses to nonperforming loans was 181 percent at December 31, 2008 compared to 126 percent at December 31, 2007.

At December 31, 2008, consolidated stockholder’s equity of the Bank amounted to $4.1 billion, up slightly from $4.0 billion at December 31, 2007. In 2008, the Bank issued $16.3 million of common stock while $12.1 million was issued in 2007. Return (loss) on equity was (2.51) percent for the year, compared to 4.56 percent last year. Return (loss) on assets was (0.23) percent compared to 0.39 percent a year ago. The Bank declared and paid $38.0 million in dividends on common stock in 2008 compared to $75.0 million declared and paid in 2007.

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

Independent Auditors’ Report

The Stockholder and Board of Directors
Harris N.A.:

We have audited the accompanying consolidated statements of condition of Harris N.A. (an indirect wholly-owned subsidiary of Bank of Montreal) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of Harris N.A.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris N.A. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Chicago, Illinois
March 31, 2010

44A

Harris N.A. and Subsidiaries

Consolidated Statements of Condition

	December 31
	2009	2008
	(In thousands except share date)

Assets
Cash and demand balances due from banks	$904,865	$1,072,255
Money market assets:
Interest-bearing deposits at banks ($8.4 billion and $24.7 billion held at Federal Reserve Bank at December 31, 2009 and 2008, respectively)	9,231,581	26,031,291
Federal funds sold and securities purchased under agreement to resell	174,979	182,063

Total cash and cash equivalents	$10,311,425	$27,285,609
Securities available-for-sale at fair value	5,898,831	9,031,048
Trading account assets and derivative instruments	1,353,509	1,367,833
Loans, net of unearned income	23,175,717	26,396,381
Allowance for loan losses	(680,782)	(574,224)

Net loans	$22,494,935	$25,822,157
Loansheld for sale	29,974	29,544
Premises and equipment	526,623	533,516
Bank-owned insurance	1,339,657	1,304,315
Goodwill and other intangible assets	817,507	779,444
Other assets	1,199,166	1,152,589

Total assets	$43,971,627	$67,306,055

Liabilities
Deposits in domestic offices — noninterest-bearing	$9,704,773	S 28,059,575
— interest-bearing (includes $707.4 and $77.7 million measured at fair value at December 31, 2009 and 2008, respectively)	18,968,058	24,374,034
Deposits in foreign offices — interest-bearing	1,622,410	920,235

Total deposits	$30,295,241	$53,353,844
Federal funds purchased	236,099	78,525
Securities sold under agreement to repurchase	2,512,490	3,501,758
Short-term borrowings	717,050	359,476
Short-term senior notes	—	75,000
Accrued interest, taxes and other expenses	172,618	247,825
Accrued pension and post-retirement	58,393	171,933
Other liabilities	643,289	631,487
Long-term notes — senior/unsecured	2,396,500	2,096,500
Long-term notes — senior/secured	2,375,000	2,375,000
Long-term notes — subordinated	292,750	292,750

Total liabilities	$39,699,430	$63,184,098

Stockholder’s Equity
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 17,534,512 and 17,149,512 shares at December 31, 2009 and December 31, 2008, respectively	$175,345	$171,495
Surplus	2,322,917	2,172,029
Retained earnings	1,621,719	1,734,472
Accumulated other comprehensive loss	(97,784)	(206,039)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$4,022,197	$3,871,957
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000

Total stockholder’s equity	$4,272,197	$4,121,957

Total liabilities and stockholder’s equity	$43,971,627	$67,306,055

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31
	2009	2008	2007
		(In thousands)

Interest Income
Loans	$1,152,281	$1,452,034	$1,627,545
Money market assets:
Deposits at banks	19,418	30,469	21,839
Federal funds sold and securities purchased under agreements to resell	151	16,326	41,554
Trading account assets	9,009	20,338	8,473
Securities available-for-sale:
U.S. Treasury and federal agency	100,689	246,674	447,558
State and municipal	54,174	52,387	37,162
Other	15,427	19,473	25,837

Total interest income	$1,351,149	$1,837,701	$2,209,968

Interest Expense
Deposits	$307,166	$609,830	$978,470
Short-term borrowings	7,982	61,295	238,924
Short-term senior notes	1,726	15,483	21,251
Long-term notes — senior/unsecured	88,276	68,190	86,400
Long-term notes — senior/secured	49,183	67,621	13,825
Long-term notes — subordinated	4,005	10,795	17,154

Total interest expense	$458,338	$833,214	$1,356,024

Net Interest Income	$892,811	$1,004,487	$853,944
Provision for loan losses	544,413	589,108	90,000

Net Interest Income after Provision for Loan Losses	$348,398	$415,379	$763,944

Noninterest Income
Trust and investment management fees	$78,724	$87,164	$92,827
Net money market and bond trading income, including derivative activity	20,270	7,737	10,422
Foreign exchange trading gains, net	11,462	6,900	3,750
Service charges and fees	202,156	202,362	187,099
Equity securities gains, net	8,365	49,884	5,067
Net securities gains, other than trading	35,037	10,956	1,271
Other-than-temporary impairment on securities	(1,350)	(4,571)	—
Bank-owned insurance	45,047	52,054	53,808
Letter of credit fees	20,674	16,035	18,682
Net gains on loans held for sale	21,680	4,471	3,689
Net losses on loan sales to affiliates	—	(9,453)	—
Other	40,971	39,794	35,579

Total noninterest income	$483,036	$463,333	$412,194

Noninterest Expenses
Salaries and other compensation	$407,958	$409,751	$364,110
Pension, profit sharing and other employee benefits	103,006	103,887	110,490
Net occupancy	100,651	99,149	86,304
Equipment	68,055	69,137	64,525
Marketing	41,411	47,655	37,915
Communication and delivery	29,546	31,458	27,648
Professional fees	90,855	105,724	81,057
Outside information processing, database and network fees	34,803	39,927	34,548
FDIC Insurance	61,977	16,165	3,404
Intercompany services, net	(1,503)	20,384	39,672
Restructuring (reversal) charge	(702)	(2,664)	18,760
Visa indemnification (reversal) charge	(3,000)	(16,300)	34,000
Auction rate security charge	—	21,825	—
Amortization of intangibles	25,409	27,865	25,627
Other	83,780	85,772	64,391

Total noninterest expenses	$1,042,246	$1,059,735	$992,451

(Loss) income before income tax (benefit) expense	$(210,812)	$(181,023)	$183,687
Applicable income tax (benefit) expense	(116,497)	(96,219)	22,024

Net (loss) income	$(94,315)	$(84,804)	$161,663
Less: noncontrolling interest — dividends on preferred stock of subsidiary	18,438	18,438	18,438

Net (Loss) Income Available for Common Stockholder	$(112,753)	$(103,242)	$143,225

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For The Years Ended December 31
	2009	2008	2007
	(In thousands)

Net (loss) income	$(94,315)	$(84,804)	$161,663
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $31,935 in 2009, ($68,427) in 2008 and ($11,936) in 2007	59,307	(127,075)	(22,170)
Reclassification adjustment for realized loss included in net (loss) income, net of tax benefit of $3,447 in 2009, $5,090 in 2008 and $4,787 in 2007	6,402	9,452	8,889
Pension and postretirement medical benefit plans:
Net gain (loss) and net prior service cost, net of tax expense (benefit) of $18,182 in 2009, ($54,953) in 2008 and $26,774 in 2007	33,764	(102,256)	49,724
Reclassification adjustment for amortization included in net (loss) income, net of tax benefit of $1,466 in 2009, $431 in 2008 and $2,865 in 2007	2,723	800	5,320
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period, net of tax expense of $9,844 in 2009, $24,931 in 2008, and $15,814 in 2007	28,833	47,283	29,380
Reclassification adjustment for realized gains included in net (loss) income, net of tax expense of $12,263 in 2009, $3,835 in 2008, and $445 in 2007	(22,774)	(7,121)	(826)

Other comprehensive income (loss)	$108,255	$(178,917)	$70,317

Comprehensive (loss) income	13,940	(263,721)	231,980
Comprehensive income related to noncontrolling interest	18,438	18,438	18,438

Comprehensive (loss) income available for common stockholder	(4,498)	(282,159)	213,542

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

				Accumulated	Noncontrolling
				Other	Interest -	Total
	Common		Retained	Comprehensive	Preferred Stock	Stockholder’s
	Stock	Surplus	Earnings	Loss	of Subsidiary	Equity
			(In thousands except per share data)

Balance at December 31, 2006	$143,034	$1,489,521	$1,811,497	$(97,639)	$250,000	$3,596,413
Stock option exercise	—	1,601	—	—	—	1,601
Tax benefit from stock option exercise	—	7,464	—	—	—	7,464
Net income	—	—	143,225	—	18,438	161,663
Dividends — ($4.84 per common share)	—	—	(75,000)	—	—	(75,000)
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive income	—	—	—	70,317	—	70,317
Issuance of common stock and contribution to capital surplus	12,114	280,286	—	—	—	292,400
Adoption to initially apply FASB ASC 740	—	1,737	185	—	—	1,922

Balance at December 31, 2007	$155,148	$1,780,609	$1,879,907	$(27,322)	$250,000	$4,038,342
Stock option exercise	—	1,972	—	—	—	1,972
Tax benefit from stock option exercise	—	1,779	—	—	—	1,779
Net (loss) income	—	—	(103,242)	—	18,438	(84,804)
Dividends — ($2.37 per common share)	—	—	(38,000)	—	—	(38,000)
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive loss	—	—	—	(178,917)	—	(178,917)
Issuance of common stock and contribution to capital surplus	16,347	387,669	—	—	—	404,016
Adoption to initially apply FASB ASC 715-60	—	—	(313)	—	—	(313)
Adoption of measurement date provisions of FASB ASC 715, net of tax of $2,090	—	—	(3,880)	200	—	(3,680)

Balance at December 31, 2008	$171,495	$2,172,029	$1,734,472	$(206,039)	$250,000	$4,121,957
Stock option exercise	—	1,824	—	—	—	1,824
Tax benefit from stock option exercise	—	2,914	—	—	—	2,914
Net (loss) income	—	—	(112,753)	—	18,438	(94,315)
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive income	—	—	—	108,255	—	108,255
Issuance of common stock and contribution to capital surplus	3,850	146,150	—	—	—	150,000

Balance at December 31, 2009	$175,345	$2,322,917	$1,621,719	$(97,784)	$250,000	$4,272,197

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31
	2009	2008	2007

Cash Flows from Operating Activities:
Net (loss) income	$(94,315)	$(84,804)	$161,663
Less: noncontrolling interest — dividends on preferred stock of subsidiary	18,438	18,438	18,438

Net (loss) income available for common stockholder	(112,753)	(103,242)	143,225
Adjustments to determine net cash flows provided by (used in) operating activities:
Provision for loan losses	544,413	589,108	90,000
Depreciation and amortization, including intangibles	99,123	94,602	43,818
Deferred tax expense (benefit)	33,256	1,505	(47,618)
Tax benefit from stock options exercise	2,914	1,779	9,201
Other-than-temporary impairment on securities	1,350	4,571	—
Net gains on securities, other than trading	(35,037)	(10,956)	(1,271)
Net equity investment gains	(8,365)	(49,884)	(5,067)
Increase in bank-owned insurance	(35,342)	(39,359)	(43,937)
Net increase in trading securities	(6,367)	(1,231,304)	(308,213)
Decrease in accrued interest receivable	42,958	42,695	36,873
(Increase) decrease in prepaid expenses	(111,301)	(3,417)	6,182
(Decrease) increase in accrued interest payable	(62,672)	(25,945)	60,888
Increase (decrease) in other accrued expenses	88,556	(15,892)	(34,388)
Net change in pension and post retirement benefits	(57,405)	(72,462)	6,790
Origination of loans held for sale	(1,379,863)	(417,250)	(366,363)
Proceeds from sale of loans held for sale	1,401,113	454,872	341,808
Net gains on loans held for sale	(21,680)	(4,471)	(3,689)
Net (gains) losses on sale of premises and equipment	(2,605)	399	(970)
Net losses on loan sales to affiliates	—	9,453	—
Recoveries on charged-off loans	72,918	48,160	32,039
Net change in due from parent	3,845	741	3,909
Visa indemnification (reversal) charge	(3,000)	(16,300)	34,000
Other, net	(68,358)	15,763	(44,584)

Net cash provided by (used in) operating activities	$385,698	$(726,834)	$(47,367)

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$3,454,572	$1,263,951	$11,051,799
Proceeds from maturities of securities available-for-sale	4,469,289	10,869,711	19,668,971
Purchases of securities available-for-sale	(4,777,802)	(11,805,326)	(28,908,032)
Net decrease (increase) in loans	2,911,334	(220,773)	651,383
Proceeds from loans sold to affiliates	502,711	472,477	—
Purchases of premises and equipment	(84,782)	(84,062)	(77,849)
Sales of premises and equipment	28,699	15,154	27,308
Proceeds from Visa redemption	—	37,800	—
Acquisitions, net of cash acquired	(681,442)	(285,214)	(222,852)

Net cash provided by investing activities	$5,822,579	$263,718	$2,190,728

Cash flows from Financing Activities:
Net (decrease) increase in deposits	$(23,695,855)	$22,182,025	$(1,539,038)
Net increase in deposits measured at fair value	629,767	—	—
Net (decrease) increase in Federal funds purchased and securities sold under agreement to repurchase	(831,694)	1,784,129	(2,371,213)
Net increase (decrease) in other short-term borrowings	357,574	(584,916)	(554,139)
Net decrease in short-term senior notes	(75,000)	(5,000)	(20,000)
Proceeds from issuance long-term notes — senior/unsecured	550,000	—	1,100,000
Repayment of long-term notes — senior/unsecured	(250,000)	—	—
Proceeds from issuance long-term notes — senior/secured	—	375,000	2,000,000
Net proceeds from stock options exercise	1,824	1,972	1,601
Excess tax expense from stock options exercise	(639)	(1,183)	(7,638)
Capital contributions for acquisitions	150,000	404,016	292,400
Cash dividends paid on common stock	—	(38,000)	(75,000)
Cash dividends paid on preferred stock	(18,438)	(18,438)	(23,049)

Net cash (used in) provided by financing activities	$(23,182,461)	$24,099,605	$(1,196,076)

Net (decrease) increase in cash and cash equivalents	$(16,974,184)	$23,636,489	$947,285
Cash and cash equivalents at January 1	27,285,609	3,649,120	2,701,835

Cash and cash equivalents at December 31	$10,311,425	$27,285,609	$3,649,120

Harris N.A. and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

	For The Years Ended December 31
	2009	2008	2007

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$521,010	$825,709	$1,350,610
Income taxes	$(167,848)	$92,410	$99,710
Financing activity affecting assets and liabilities but not resulting in cash flows:
Net increase in assets and liabilities due to contribution of parent’s banking assets	$681,442	$285,214	$222,852
Supplemental Disclosures of Noncash Activities:
In 2009, the fair values of noncash assets acquired and liabilities assumed were $0.4 million and zero, respectively, in the acquisition of Givens, $710 million and $94.1 million, in the acquisition of Diners Club.

In 2008, the fair values of noncash assets acquired and liabilities assumed were $1.4 billion and $1.3 billion, respectively, in the acquisition of Merchants and Manufacturers Bancorporation, $812.8 million and $681.6 million, respectively, in the acquisition of Ozaukee Bank.

In 2007, the fair values of noncash assets acquired and liabilities assumed in the acquisition of First National Bank and Trust were $1.4 billion and $1.2 billion, respectively.
Noncash transfers to OREO totaled $7.8 million, $10.0 million and $13.6 million in 2009, 2008 and 2007, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Principles of consolidation and nature of operations

Harris N.A. (“HNA”) is a wholly-owned subsidiary of Harris Bankcorp, Inc. (“Bankcorp”), a Delaware corporation which is a wholly-owned subsidiary of Harris Financial Corp. (“HFC”), a Delaware corporation which is a wholly-owned subsidiary of Bank of Montreal (“BMO”). Throughout these Notes to Consolidated Financial Statements, the term “Bank” refers to Harris N.A. and subsidiaries.

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

Basis of accounting

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to practices within the banking industry.

Noncontrolling interest in subsidiary preferred stock

The Bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB 51,” (subsequently codified in Accounting Standards Codification (“ASC”) Topic 810-10-65) on January 1, 2009. The standard requires noncontrolling interests held by parties other than the parent to be reported as equity in the consolidated financial statements. The Bank has a subsidiary that is less than wholly-owned and the noncontrolling interest in the preferred stock of the subsidiary is held by third parties. The Bank reclassified the noncontrolling interest in the subsidiary’s preferred stock from liabilities to a component of stockholder’s equity in the Consolidated Statements of Condition. Net income (loss) attributable to the noncontrolling interest is separately presented in the Consolidated Statements of Operations, outside of net (loss) income.

Foreign currency and foreign exchange contracts

Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective period-end rates of exchange. Foreign exchange trading positions are revalued monthly using prevailing market rates. Exchange adjustments are included with noninterest income in the Consolidated Statements of Operations.

Derivative financial instruments

All derivative instruments are recognized at fair value in the Bank’s Consolidated Statements of Condition. All derivative instruments are designated either as hedging or trading.

Trading derivatives are marked to fair value. Realized and unrealized gains and losses are recognized in trading noninterest income in the Bank’s Consolidated Statements of Operations. Unrealized gains on trading derivatives

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

are recorded as assets and unrealized losses are recorded as liabilities in the Bank’s Consolidated Statements of Condition.

Derivative instruments that are used in the management of the Bank’s risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. In order for a derivative to qualify as an accounting hedge, the hedging relationship must be designated and formally documented at its inception, detailing the particular risk management objective and strategy for the hedge and the specific asset, liability or cash flow being hedged, as well as how its effectiveness is being assessed. Changes in the fair value of the derivative must be highly effective in offsetting either changes in the fair value of on-balance sheet items caused by the risk being hedged or changes in the amount of future cash flows.

Hedge effectiveness is evaluated at the inception of the hedging relationship and on an ongoing basis, retrospectively and prospectively, primarily using quantitative statistical measures of correlation. Any ineffectiveness in the hedging relationship is recognized in other noninterest income in the Banks’s Consolidated Statements of Operations as it arises.

The Bank records interest receivable or payable on the derivative as an adjustment to interest income/expense in the Bank’s Consolidated Statements of Operations over the life of the hedge.

For cash flow hedges, to the extent that changes in the fair value of the derivative offset changes in the fair value of the hedged item, they are recorded in other comprehensive income. Any portion of the change in fair value of the derivative that does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge) is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

For cash flow hedges that are discontinued before the end of the original hedge term, the unrealized gain or loss in other comprehensive income is amortized to interest income/expense in the Bank’s Consolidated Statements of Operations as the hedged item affects earnings. If the hedged item is sold or settled, the entire unrealized gain or loss is recognized in interest income/expense in the Bank’s Consolidated Statements of Operations.

For fair value hedges, not only is the hedging derivative recorded at fair value but fixed rate assets and liabilities that are part of a hedging relationship are adjusted for the changes in value of the risk being hedged. To the extent that the change in the fair value of the derivative does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge), the net amount is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

For fair value hedges that are discontinued, the Bank stops adjusting the hedged item for changes in fair value that are attributable to the hedged risk. The carrying amount of the hedged item, including the fair value adjustments from hedge accounting, is accounted for in accordance with applicable generally accepted accounting principles. For a hedged loan, the fair value adjustment is amortized to interest income/expense over its remaining term to maturity. If the hedged item is sold or settled, any remaining fair value adjustment is included in the determination of the gain or loss on sale or settlement.

Securities

The Bank classifies marketable securities as either trading account assets or available-for-sale. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit on disposition. These assets consist primarily of municipal bonds and U.S. government securities. Available-for-sale securities consist of debt and equity securities that may be sold in response to or in anticipation of changes in interest rates, changes in foreign currency risk, changes in funding sources or terms, or to meet liquidity needs. Nonmarketable securities are classified as other assets on the Bank’s Consolidated Statements of Condition. See Note 27 to the Consolidated Financial Statements for additional information on other assets.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Trading account assets are reported at fair value with unrealized gains and losses included in trading account income, which also includes realized gains and losses from closing such positions.

Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in a separate component of stockholder’s equity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms to maturity of the securities. Realized gains and losses, as a result of securities sales, are included in net securities gains (losses) in the Consolidated Statements of Operations, with the cost of securities sold determined on the specific identification basis.

Available-for-sale securities and other investments are subject to ongoing other-than-temporary impairment reviews. In determining whether a loss is temporary, factors considered include the extent of the unrealized loss, the length of time that the security has been in an unrealized loss position, the financial condition and near-term prospects of the issuer, and the Bank’s intention or obligation to sell the investment before any anticipated recovery. Management’s determination of impairment includes consideration of recent guidance from the Securities and Exchange Commission (“SEC”) and the FASB regarding clarification on fair value accounting. If a decline is considered not to be temporary, a write-down is recorded in the Consolidated Statements of Operations as other-than-temporary impairment on securities, and a new cost basis is established.

The Bank adopted FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (subsequently codified in FASB ASC 320-10-65) as of April 1, 2009. The FSP relates to the evaluation of other-than-temporary impairment for debt securities classified as available-for-sale or held-to-maturity, the identification of credit and noncredit components of impairment, and the recognition of impairment in earnings or other comprehensive income (“OCI”). The adoption of the FSP did not have a material effect on the Bank’s financial position or results of operations.

Loans

Loans held for investment are recorded at the principal amount outstanding, net of unearned income, deferred fees and deferred origination costs. Origination fees collected and origination costs incurred on commercial loans, loan commitments, mortgage loans, consumer loans and standby letters of credit (except loans held for sale) are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. The Bank’s Consolidated Statements of Condition included approximately $22 million of deferred loan-related fees net of deferred origination costs at December 31, 2009 and $38 million at December 31, 2008.

In conjunction with its mortgage and commercial banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are classified as held for sale and are included in “Loans held for sale” on the Bank’s Consolidated Statements of Condition. The loans are carried at the lower of cost or current fair value, on a portfolio basis. Deferred origination fees and costs associated with these loans are not amortized and are included as part of the basis of the loan at time of sale. Realized gains and unrealized and realized losses are included in other noninterest income.

The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights (“MSR”) by originating mortgage loans and then selling those loans with servicing rights retained. See Note 6 to the Consolidated Financial Statements for additional information on mortgage servicing rights.

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

Commercial and commercial real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the loan

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

is in process of collection. Consumer real estate secured loans are generally placed on nonaccrual status when principal or interest is 90 days past due. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Bank expects to collect the entire principal balance of the loan. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Commercial and commercial real estate loans are charged off when, in management’s opinion, the loan is deemed uncollectible. Consumer installment loans are charged off when 120 days past due. Consumer revolving loans, including credit card loans, and consumer real estate secured loans are charged off when 180 days past due. Consumer installment and consumer revolving loans, including credit card loans, are not normally placed on non-accrual status. Accrued interest on these loans is charged against interest income at the time of charge-off.

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

The Bank accounts for impaired loans that are acquired in a transfer or business combination in accordance with FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Acquired impaired loans exhibit a deterioration of credit quality from their origination date to the acquisition date and a probability at acquisition that the Bank will be unable to collect all contractually required payments due according to the contractual terms of the loan agreements. Impaired loans that the Bank acquires in a business combination are initially recorded at fair value which is based on the fair value of supporting collateral or the present value of expected cash flows. Expected cash flows include consideration of prepayments and estimations of the amount and timing of principal and interest. Any allowance for loan losses related to the impaired loans is not carried over at acquisition. Undiscounted expected cash flows in excess of the initial valuation are accreted into interest income. If the Bank cannot reasonably estimate the timing and amount of expected cash flows, then the loan is placed on nonaccrual status. If it is probable, upon subsequent evaluation, that the Bank will be unable to collect the expected cash flows, then the loan is considered further impaired and probable losses are recorded through the allowance for loan losses.

Allowance for loan losses / Losses on commitments

The allowance for loan losses recorded in the Consolidated Statements of Condition is maintained at a level considered adequate to absorb probable losses. The allowance is increased by charges to the provision for loan losses and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known.

Letters of credit and commitments to extend credit are reviewed periodically for probable losses. A liability for probable losses on letters of credit and commitments to extend credit is recorded in other liabilities on the Bank’s Consolidated Statements of Condition. The liability is increased or decreased by changes in estimates through other noninterest expense.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Leases

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

The Bank adopted Emerging Issues Task Force (“EITF”) Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (subsequently codified in FASB ASC 715-60) on January 1, 2008, which requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide employee benefits in postretirement periods. The Bank acquired endorsement split-dollar life insurance arrangements for certain employees through various bank acquisitions. Upon adoption of the EITF, the Bank recognized a $0.5 million increase in the liability for deferred compensation; recorded a $0.3 million decrease in retained earnings and a $0.2 million increase in deferred taxes.

Intangible Assets

Intangible assets with finite lives are amortized on either an accelerated or straight-line basis depending on the character of the acquired asset. Original lives range from 5 to 19 years. Intangible assets subject to amortization are reviewed for impairment when events or future assessments of profitability indicate that the carrying value may not be recoverable. If the carrying value is not expected to be recovered and the carrying value exceeds the fair value, an impairment loss is recognized. Intangible assets with indefinite useful lives are not amortized and are reviewed for impairment annually or more frequently if events indicate impairment. The excess of carrying value over fair value, if any, is recorded as an impairment loss.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Cash flows

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell as these generally meet the definition of cash and cash equivalents.

Management’s estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for loan losses, income taxes, pension cost, postretirement and postemployment benefits, valuation of goodwill and intangible assets, fair values of derivatives, mortgage servicing rights, and securities, and temporary vs. other-than-temporary impairment of securities.

Recent accounting standards

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (subsequently codified in FASB ASC 860) in June 2009. The standard removes the concept of a qualifying special-purpose entity (“QSPE”). It also creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The standard is effective January 1, 2010. The adoption of the standard did not impact the Bank’s financial position or results of operations.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (subsequently codified in FASB ASC 810) in June 2009. The standard changes the criteria by which an enterprise determines whether it must consolidate a variable interest entity (“VIE”). It amends the existing guidance to require an enterprise to consolidate a VIE if it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. Existing guidance requires an enterprise to consolidate a VIE if it absorbs a majority of the expected losses or residual returns, or both. A continuous assessment of which party must consolidate a VIE will be required, rather than an assessment only when certain trigger events occur. In addition, the new standard requires an enterprise to assess if VIEs that were previously QSPEs must be consolidated by the enterprise. The standard is effective January 1, 2010. The adoption of this standard did not impact the Bank’s financial position or results of operations.

The Bank adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” (subsequently codified in FASB ASC 815) as of January 1, 2009. The Statement requires additional disclosure information on derivatives. The adoption of the Statement had no impact on the Bank’s financial position or results of operations. See Note 12 to the Consolidated Financial Statements for additional information on derivatives.

The Bank adopted SFAS No. 165, “Subsequent Events,” (subsequently codified in FASB ASC 855) as of June 30, 2009. The Statement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of the Statement had no impact on the Bank’s financial position or results of operations.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Bank adopted SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (subsequently codified in FASB ASC 105) as of September 30, 2009. The codification creates a single source of authoritative nongovernmental U.S. GAAP. The Statement does not change existing GAAP. The adoption of this statement had no impact on the Bank’s financial position or results of operations.

The FASB issued FSP FAS 132R-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” (subsequently codified in FASB ASC 715-20-65) in December 2008. The FSP amends ASC 715 and provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements were effective for the Bank for the year ended December 31, 2009. The adoption of the FSP had no impact on the Bank’s financial position or results of operations. See Note 14 to the Consolidated Financial Statements for additional information on employee benefit plans.

2.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2009				December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$40,250	$—	$(1)	$40,249	$172,602	$27,901	$—	$200,503
U.S. government agency	2,869,073	15,850	(494)	2,884,429	3,830,904	34,355	(4,907)	3,860,352
U.S. government sponsored mortgage-backed	712,912	21,629	(894)	733,647	2,856,034	52,541	(619)	2,907,956
State and municipal	1,549,003	44,685	(2,996)	1,590,692	1,547,327	24,555	(12,337)	1,559,545
Non-mortgage asset backed	36,489	8,237	—	44,726	238,293	—	(3,747)	234,546
Foreign government debt securities	500,499	1,441	—	501,940	200,746	4	—	200,750
Other	103,148	—	—	103,148	67,396	—	—	67,396

Total securities	$5,811,374	$91,842	$(4,385)	$5,898,831	$8,913,302	$139,356	$(21,610)	$9,031,048

The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2009 and 2008, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. As of December 31, 2009, the Bank had 413 available-for-sale securities (1,175 in 2008) with unrealized losses totaling $4.4 million (unrealized losses of $21.6 million in 2008). Of these available-for-sale securities, 101 have been in an unrealized loss position continuously for more than twelve months (92 in 2008), amounting to an unrealized loss position of $1.7 million (unrealized loss position of $4.1 million in 2008). These unrealized losses are primarily attributable to changes in interest rates and not from deterioration in the creditworthiness of the issuers. It is the Bank’s intention to not sell and it does not believe it will be required to sell these securities before any anticipated recovery of their amortized cost basis. Based on these factors, management has determined that the

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

unrealized losses are temporary in nature. However, due to market and economic conditions there is the potential for other-than-temporary impairment charges in future periods.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer			Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
	(In thousands)

December 31, 2009
U.S. Treasury	$40,249	$(1)	$—	$—	—	$40,249	$(1)
U.S. government agency	184,279	(20)	514,526	(474)	6	698,805	(494)
U.S. government sponsored mortgage-backed	105,003	(885)	1,237	(9)	7	106,240	(894)
State and municipal	144,519	(1,768)	24,179	(1,228)	88	168,698	(2,996)

Temporarily impaired securities — available-for-sale	$474,050	$(2,674)	$539,942	$(1,711)	101	$1,013,992	$(4,385)

December 31, 2008
U.S. Treasury	$—	$—	$—	$—	—	$—	$—
U.S. government agency	1,052,155	(2,238)	267,125	(2,669)	2	1,319,280	(4,907)
U.S. government sponsored mortgage-backed	92,858	(506)	4,814	(113)	5	97,672	(619)
State and municipal	241,543	(10,975)	25,637	(1,362)	85	267,180	(12,337)
Non-mortgage asset backed	234,492	(3,747)	—	—	—	234,492	(3,747)

Temporarily impaired securities — available-for-sale	$1,621,048	$(17,466)	$297,576	$(4,144)	92	$1,918,624	$(21,610)

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturities:
Within 1 year	$2,391,465	$2,401,224
1 to 5 years	1,949,326	1,978,147
5 to 10 years	669,660	691,153
Over 10 years	637,137	651,546
Other securities without stated maturity	163,786	176,761

Total securities	$5,811,374	$5,898,831

Auction-rate securities (ARS) are typically short-term notes issued in the United States to fund long-term, fixed rate debt instruments (corporate or municipal bonds primarily issued by municipalities, student loan authorities and other sponsors). The interest rate on ARS is regularly reset every 7 to 35 days through auctions managed by financial institutions. A disruption in the market for ARS occurred in the early part of 2008. Certain customer-managed portfolios held these securities, which were no longer liquid. Certain of the Bank’s subsidiaries voluntarily offered to purchase such securities from customers, at par value.

In addition, in 2008 a settlement with the Financial Industry Regulatory Authority (“FINRA”) required Harris Investor Services, Inc. (“HIS”), an affiliate of the Bank, to purchase specific holdings of ARS from certain client accounts at par value plus accrued interest and levied a penalty of $150 thousand on HIS. In addition to what was required by the FINRA settlement, management of HIS and three other legal entities within HFC offered to

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

purchase certain other customer ARS holdings under similar terms. For the ARS holdings purchased by the Bank, the gross par value of ARS holdings purchased was $93.1 million plus accrued interest. A discounted cash flow valuation methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads. The difference between the estimated fair values and the par values paid by the Bank resulted in a pre-tax charge of $21.8 million for the year ended December 31, 2008 in addition to the legal costs of $185 thousand. The charge was recorded in noninterest expense on the Consolidated Statements of Operations. As of December 31, 2008, the remaining liability relating to the purchase of ARS included in the Consolidated Statements of Condition was $2.0 million.

The ARS purchased are classified as available-for-sale and are included within the “state and municipal” and “non-mortgage asset backed” categories.

Remaining ARS were purchased during 2009 and had a gross par value of $8.6 million. A minimal pre-tax charge was recorded for the year ended December 31, 2009 for the difference between the estimated fair values and the par values paid by the Bank. The charge was recorded in noninterest expense in the Consolidated Statements of Operations. The liability relating to the purchase of ARS included in the Consolidated Statements of Condition was zero as of December 31, 2009.

For the year ended December 31, 2009, gains of $3.3 million were recorded on ARS securities held as available-for-sale which were called either at par or at amounts that exceeded carrying value. Redemptions of ARS totaled $12.2 million for the year ended December 31, 2009. The carrying value of ARS was $73.6 million as of December 31, 2009.

At December 31, 2009, 2008 and 2007, available-for-sale and trading account securities having a carrying amount of $3.3 billion, $4.6 billion and $3.5 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

In 2009, 2008 and 2007, proceeds from the sale of securities available-for-sale amounted to $3.5 billion, $1.3 billion, and $11.1 billion, respectively. Gross gains of $36.8 million and gross losses of $1.8 million were realized on these sales in 2009, gross gains of $11.5 million and gross losses of $0.6 million were realized in 2008, while gross gains of $13.2 million and gross losses of $11.9 million were realized in 2007. Net realized and unrealized gains on trading securities during 2009, 2008 and 2007 were $20.3 million, $9.3 million, and $10.4 million, respectively. Net unrealized losses of $1.3 million and $1.7 million were related to trading securities still held as of December 31, 2009 and 2008, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

3.	Loans

The following table summarizes loan balances by category:

	December 31
	2009	2008
	(In thousands)

Domestic loans:
Commercial, financial, agricultural, brokers and dealers	$3,360,579	$4,717,846
Real estate construction	561,351	1,116,379
Real estate mortgages	13,985,641	15,574,352
Installment	4,517,429	4,789,295
Credit card	704,604	2,060
Lease financing, net (unearned discount of $0.1 million and $0.2 million at December 31, 2009 and December 31, 2008, respectively)	15,603	18,386
Foreign loans:
Other, primarily commercial and industrial	30,637	178,357

Total loans	$23,175,844	$26,396,675
Less unearned income	127	294

Loans, net of unearned income	$23,175,717	$26,396,381
Less allowance for loan losses	680,782	574,224

Loans, net of allowance for loan losses	$22,494,935	$25,822,157

Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

	December 31
	2009	2008
	(In thousands)

Nonaccrual loans	$485,996	$317,986
Nonperforming restructured loans	22,070	—

Total nonperforming loans	$508,066	$317,986
Other real estate owned	10,868	9,921

Total nonperforming assets	$518,934	$327,907

Gross amount of interest income that would have been recorded if year-end nonperforming loans had been accruing interest at their original terms	$23,660	$15,059
Interest income actually recognized	4,743	8,048

Interest shortfall	$18,917	$7,011

90-day past due loans, still accruing interest (all domestic)	$116,107	$75,045

Nonperforming loans to total loans at year-end	2.20%	1.21%
Nonperforming assets to total loans at year-end	2.25%	1.25

At December 31, 2009 and 2008, the Bank had no aggregate public or private sector outstandings to any single foreign country experiencing liquidity problems which exceeded one percent of the Bank’s consolidated assets. At December 31, 2009 and 2008 commercial loans with a carrying value of $2.9 billion and $4.2 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve. At December 31, 2009 and 2008, first

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

mortgage loans on 1-4 family homes with a carrying value of $4.5 billion and $5.6 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

Loans that are acquired with evidence of deterioration of credit quality between origination date and acquisition date and where it is probable that not all amounts due according to contractual terms will be collected are subject to certain recognition and reporting requirements in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. On December 31, 2009, BMO and the Bank completed the acquisition of the net cardholder receivables of the Diners Club North American franchise from Citigroup. The cardholder receivables within the scope of ASC 310-30 were not material to the Bank’s financial statements and, as a result, are not included in the following information about purchased impaired loans.

On February 29, 2008, the Bank completed the acquisitions of Merchants and Manufacturers Bancorporation and Ozaukee Bank. As part of these acquisitions, the Bank acquired certain loans within the scope of ASC 310-30. As of February 29, 2008, the loans had contractually required payments receivable of $142.3 million, cash flows expected to be collected of $90.4 million and fair value of $90.4 million.

The carrying amount of purchased impaired loans from the acquisitions of Merchants and Manufacturers Bancorporation and Ozaukee Bank together with those from prior acquisitions was included in the total nonaccrual loan balance at December 31, 2009 and 2008, as applicable. The contractual outstanding balance and carrying amount of the loans are as follows:

	December 31
	2009	2008
	(In thousands)

Contractual outstanding balance	$42,372	$86,006
Carrying amount	29,170	59,761

Any allowance for loan losses related to purchased impaired loans is not carried over at acquisition and is not recorded by the Bank. The Bank records an allowance for loan losses related to these loans when there is a change in the estimate of credit losses subsequent to acquisition. The allowance for loan losses was $6.7 million and $6.8 million at December 31, 2009 and 2008, respectively.

4.	Allowance for Loan Losses

The changes in the allowance for loan losses are as follows:

	Years Ended December 31
	2009	2008
	(In thousands)

Balance, beginning of year	$574,224	$367,525
Charge-offs	(510,773)	(462,256)
Recoveries	72,918	48,160

Net charge-offs	$(437,855)	$(414,096)
Provisions charged to expense	544,413	589,108
Acquired reserves from acquisition	—	31,687

Balance, end of year	$680,782	$574,224

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Details on impaired loans and related allowance are as follows:

	Impaired Loans	Impaired Loans
	for Which There	for Which There	Total
	is a Related	is No Related	Impaired
	Allowance	Allowance	Loans
		(In thousands)

December 31, 2009
Balance	$128,665	$130,260	$258,925
Related allowance	58,479	—	58,479

Balance, net of allowance	$70,186	$130,260	$200,446

December 31, 2008
Balance	$130,746	$187,240	$317,986
Related allowance	14,242	—	14,242

Balance, net of allowance	$116,504	$187,240	$303,744

	Years Ended December 31
	2009	2008
	(In thousands)

Average impaired loans	$401,150	$522,006

Total interest income on impaired loans recorded on a cash basis	$4,743	$8,048

The changes in the liability for off-balance-sheet credit losses are as follows:

	Years Ended December 31
	2009	2008
	(In thousands)

Balance, beginning of year	$4,923	$4,592
Provisions charged to expense	1,053	331

Balance, end of year	$5,976	$4,923

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

	December 31
	2009	2008
	(In thousands)

Land	$104,370	$105,368
Buildings	325,559	319,062
Computer equipment and software	501,767	467,871
Other equipment	111,514	112,071
Leasehold improvements	99,035	96,008

Total	$1,142,245	$1,100,380
Accumulated depreciation and amortization	615,622	566,864

Premises and equipment	$526,623	$533,516

Depreciation and amortization expense was $67.2 million in 2009 and $69.9 million in 2008.

The Bank recognized gains in noninterest revenue of $2.6 million in 2009 and losses in noninterest revenue of $0.4 million in 2008 from the sale of property previously held for use. Property held for sale is recorded in other assets at the lower of cost or fair value less estimated selling costs. See Note 27 to the Consolidated Financial Statements for additional information on other assets.

6.	Goodwill and Other Intangible Assets

The Bank uses the acquisition method to account for acquisitions. The purchase price paid is allocated to the assets acquired, including identifiable intangible assets and the liabilities assumed based on their fair values at the date of acquisition. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill.

Goodwill is not amortized; however, it is assessed for impairment at least annually. The impairment test consists of allocating goodwill to the Bank’s reporting units (groups of businesses with similar characteristics) and then comparing the book value of the reporting units, including goodwill, to their fair values. Fair value is determined primarily using discounted cash flows. If the excess of carrying value is determined to be in excess of fair value, a second test is required to measure the amount of impairment.

In 2007 and years prior, the annual impairment test was performed at December 31. In 2008, the Bank changed the annual test date from December 31 to October 31 in order to align the date of the annual impairment analysis with BMO and align forecasted information from capital planning activities with cash flow analysis used for evaluating fair value. The change did not impact the Bank’s financial statements. The tests did not identify potential impairment of goodwill and no impairment loss was recognized in 2009, 2008 or 2007.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying amount of the Bank’s goodwill for the years ended December 31, 2009 and 2008 are included in the following table:

	2009	2008
	(In thousands)

Goodwill at beginning of year	$689,158	$449,097
Acquisitions during the year	17,807	238,746
Other(1)	(1,674)	1,315

Goodwill at end of year	$705,291	$689,158

(1)	Includes the effect of accounting adjustments related to non-current year acquisitions.

There were no write-downs of intangible assets due to impairment during the years ended December 31, 2009, 2008 and 2007.

The weighted average amortization period for branch networks is 1.5 years, core deposits is 6.6 years, purchased credit card relationships is 15.0 years and customer relationships is 4.1 years.

As of December 31, 2009 and 2008, the gross carrying amount and accumulated amortization of the Bank’s amortizable intangible assets are included in the following table:

			December 31
	December 31, 2009		2009	2008
	Gross Carrying	Accumulated	Net Carrying	Net Carrying
	Amount	Amortization	Value	Value
	(In thousands)

Branch network	$145,000	$(130,500)	$14,500	$24,167
Core deposits	124,924	(73,631)	51,293	66,045
Purchased credit card relationships	44,340	—	44,340	—
Customer relationships	3,000	(917)	2,083	—
Other	1,310	(1,310)	—	74

Total finite life intangibles	$318,574	$(206,358)	$112,216	$90,286

Total amortization expense for the Bank’s intangible assets was $25.4 million, $27.9 million and $25.6 million in 2009, 2008 and 2007, respectively.

At December 31, 2009, estimated intangible asset amortization expense for exisiting intangible assets, excluding mortgage servicing rights, in each of the next five years and thereafter is as follows:

Year	Amount
(In thousands)

2010	$25,540
2011	20,383
2012	15,267
2013	13,297
2014	10,489
Thereafter	27,240

Total	$112,216

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Mortgage servicing rights

The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights (“MSR”) by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The Bank initially records MSR at estimated fair value and then measures the MSR using the amortization method. Fair value of MSR is estimated using discounted cash flow analyses. The analyses consider portfolio characteristics, servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors such as levels of supply and demand for servicing and interest rate trends. The estimated fair value of MSR is sensitive to changes in interest rates, including their effect on prepayment speeds. Prepayment assumptions are based on dealer consensus prepayment estimates and adjusted for geographical factors. The Bank stratifies its portfolio on the basis of market interest rates, loan type and repricing interval. MSR are amortized in proportion to, and over the period of, estimated net servicing income. MSR are periodically evaluated for impairment (and subsequent write-down) based on the fair value of those rights.

Serviced loans were $3.6 billion and $3.1 billion at year-end 2009 and 2008, respectively. Servicing fees, late fees and ancillary fees are recorded in other noninterest income and totaled $7.9 million, $6.5 million and $5.5 million in 2009, 2008 and 2007, respectively. Additions to MSR from loan sales are recorded to other noninterest income. Amortization of MSR is recorded to other noninterest expense. MSR impairment is recognized as other noninterest expense through a valuation allowance to the extent that the carrying value exceeds estimated fair value.

Changes in the carrying amount of the Bank’s MSR for the years ended December 31, 2009 and 2008 are included in the following table:

	2009	2008
	(In thousands)

MSR carrying amount at beginning of year	$22,063	$17,813
Originations	14,309	4,690
Acquired in acquisitions	—	4,195
Disposals	—	(249)
Amortization	(5,774)	(4,386)

MSR carrying amount at end of year	$30,598	$22,063

Fair value at beginning of year	$26,129	$22,721
Fair value at end of year	31,210	26,129

7.	Deposits

The following table summarizes deposit balances by category:

	December 31
	2009	2008
	(In thousands)

Demand deposits	$9,704,773	$28,059,575
Interest-bearing checking deposits	236,172	346,981
Money market accounts	10,728,563	8,909,751
Statement savings accounts	2,233,326	2,347,111
Savings certificates	5,003,757	7,287,605
Time deposits	766,240	5,482,586
Deposits in foreign offices	1,622,410	920,235

Total deposits	$30,295,241	$53,353,844

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009, the scheduled maturities of total time deposits are as follows:

Year	Amount
(In thousands)

2010	$4,441,841
2011	1,715,189
2012	184,041
2013	349,118
2014	225,640
Thereafter	476,578

Total	$7,392,407

Time deposits, including certificates of deposit, in denominations of $100,000 or more issued by domestic offices totaled $2.9 billion and $9.0 billion at December 31, 2009 and 2008, respectively. All time deposits in foreign offices were in denominations of $100,000 or more and totaled $1.6 billion and $0.9 billion at December 31, 2009 and 2008, respectively.

The Bank adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (subsequently codified in FASB ASC 825-10) as of January 1, 2008. The Bank did not elect to adopt the fair value option for any financial instruments on adoption date. Subsequent to adoption, the Bank issued structured interest rate certificates of deposit and entered into interest rate derivatives which manage exposure to changes in the fair value of structured certificates of deposit caused by changes in interest rates. Structured interest rate certificates of deposit may have callable features that provide for higher returns to the investor, step-up features that provide for one or more increases in the interest rate, adjustments to the interest rate based on a predetermined benchmark rate or a link to the performance of a reference index. The Bank has also issued structured certificates of deposit that are equity-linked and foreign currency-linked and the Bank holds equity derivatives and foreign exchange derivatives in order to economically hedge changes in the fair value of the structured certificates of deposit. The Bank elected the fair value option for all of the structured certificates of deposit in order to align the economic impact of changes in fair value of the structured certificates of deposit with the related derivative instruments. See Note 10 to the Consolidated Financial Statements for additional information on fair value measurements. The structured certificates of deposit are classified as deposits and interest is measured based on contractual interest rates and recorded as interest expense. At December 31, 2009, the fair value and principal balance of the structured certificates of deposit were $707.4 million and $706.9 million, respectively. At December 31, 2008, the fair value and principal balance of the structured certificates of deposit were $77.7 million and $76.1 million, respectively. The impact of recording the structured certificates of deposit at fair value was a decrease in noninterest revenue of $1.2 million for the year ended December 31, 2009 and an increase in noninterest revenue of $1.5 million for year ended December 31, 2008. There was no change in fair value attributable to changes in the Bank’s credit risk for the years ended December 31, 2009 and 2008.

8.	Securities Purchased Under Agreement to Resell, Securities Sold Under Agreement to Repurchase, Federal Funds, Commercial Paper and Securities Lending Activities

The Bank enters into purchases of U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statements of Condition. Securities purchased under agreement to resell totaled $145.0 million and $182.1 million at December 31, 2009 and 2008, respectively.

The Bank also enters into sales of U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $2.5 billion and $3.5 billion at December 31, 2009 and 2008, respectively.

The Bank monitors the market value of the securities on a daily basis and adjusts the level of collateral, as appropriate. The Bank’s policy is to take possession of securities purchased under agreements to resell.

The Bank purchases and sells federal funds to other banks, typically in unsecured transactions. Federal funds sold are recorded as assets and federal funds purchased are recorded as liabilities in the Consolidated Statements of Condition. Federal funds sold totaled $30.0 million and $0 at December 31, 2009 and 2008, respectively. Federal funds purchased totaled $236.1 million and $78.5 million at December 31, 2009 and 2008, respectively.

9.	Senior Notes and Long-Term Notes

The following table summarizes the Bank’s long-term notes:

	December 31
	2009	2008	Rate	Reprice
	(In thousands)

Floating rate senior note to BMO subsidiary due June 15, 2010	$—	$250,000	12bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due June 13, 2011	746,500	746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due August 14, 2012	1,100,000	1,100,000	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	550,000	—	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior/ unsecured	$2,396,500	$2,096,500

Floating rate secured note to FHLB due October 30, 2017	$1,000,000	$1,000,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 13, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 28, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due February 20, 2018	375,000	375,000	30 day LIBOR	Monthly

Total long-term notes — senior/ secured	$2,375,000	$2,375,000

Floating rate subordinated note to Bankcorp due December 23, 2012	$28,500	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013	34,000	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013	24,000	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014	6,250	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total long-term notes -subordinated	$292,750	$292,750

Total long-term notes — subordinated,senior and secured	$5,064,250	$4,764,250

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2009 and 2008, there was no portion of total long-term notes due within one year.

The Bank’s subordinated notes are unsecured obligations, ranking on parity with all unsecured and subordinated indebtedness of the Bank. The Bank’s notes are prepayable at any time at the option of the Bank, subject to regulatory approval. In addition, both the Bank and the notes’ holder may extend maturity of the notes for up to five years subject to approval. At year-end 2009, 30 day and 90 day LIBOR rates were 0.23 percent and 0.25 percent, respectively.

The interest rate on the long-term secured notes due from HNA to the Federal Home Loan Bank of Chicago (“FHLB”) reprices monthly at 30 day LIBOR, with a weighted average rate of 0.37 percent at December 31, 2009. The notes are not prepayable. At December 31, 2009, first mortgage loans on 1-4 family homes with a carrying value of $4.5 billion were pledged to secure these borrowings. At December 31, 2008, first mortgage loans on 1-4 family homes with a carrying value of $5.6 billion were pledged to secure borrowings from the FHLB.

The scheduled principal payment on long-term notes for the years ending December 31, 2010, 2011, 2012, 2013, 2014 and thereafter is $0, $1.3 billion, $1.1 billion, $58 million, $106 million and $2.5 billion, respectively.

The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank on parity as per above with all other unsecured senior indebtedness of the Bank. As of December 31, 2009, there were no outstanding notes. As of December 31, 2008, a $75 million senior short-term note was outstanding with an original maturity of 120 days (remaining maturity of 2 days) and a stated interest rate of 2.85 percent.

10.	Fair Value of Financial Instruments and Fair Value Measurements

Fair Value of Financial Instruments

FASB ASC 825, Financial Instruments, requires the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Bank’s fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long-term borrowings, fair values have been estimated using various valuation methods and assumptions. The fair value estimates presented herein are not necessarily indicative of the amounts the Bank could realize in an actual transaction. The fair value estimation methodologies employed by the Bank were as follows:

Fair value was assumed to equal carrying value for cash and demand balances due from banks along with short-term money market assets and liabilities (including interest-bearing deposits at banks, Federal funds sold, Federal funds purchased, securities purchased under agreement to resell and securities sold under agreement to repurchase), securities borrowed and loaned, accrued interest receivable and payable, commercial paper outstanding, short-term borrowings and short-term senior notes due to their short term nature.

The fair value of trading account assets and liabilities, securities available-for-sale, and derivative assets and liabilities and the methods used to determine fair value are provided in the Fair Value Measurements section of this Note.

Changes in estimated fair value of loans reflect changes in credit risk and general interest rates which have occurred since the loans were originated. Fair value of floating rate loans was assumed to equal carrying value since the loans’ interest rates automatically reprice to market. Fair value of residential mortgages was based on current prices for securities backed by similar loans. For other fixed rate loans, fair value was estimated based on future cash flows discounted at current market rates. This method of estimating fair value does not incorporate the exit price concept of fair value prescribed by ASC 820 for fair value measurement. Additionally, management considered estimated values of collateral for nonperforming loans secured by real estate.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of loans held for sale was based on current mortgage-backed security prices corresponding to the mortgage loan pools. See the Fair Value Measurements section of this Note for additional information on the methods used to determine fair value.

The fair value of demand deposits, savings accounts, interest-bearing checking deposits, and money market accounts was the amount payable on demand at the reporting date, or the carrying amount. The fair value of time deposits was estimated using a discounted cash flow calculation at current market rates offered by the Bank. See the Fair Value Measurements section of this Note for information on the fair value of structured certificates of deposits for which the fair value option has been elected.

The fair value of floating rate long-term notes was assumed to equal carrying value since the notes’ interest rates automatically reprice to market. The fair value of fixed rate junior subordinated notes was estimated using a discounted cash flow calculation at current market rates.

The fair values of loan commitments and standby letters of credit approximates their carrying value (i.e. deferred income) or estimated cost that would be incurred to induce third parties to assume these commitments.

The estimated fair values of the Bank’s financial instruments at December 31, 2009 and 2008 are presented in the following table. See Note 11 to the Consolidated Financial Statements for additional information regarding fair

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

values of off-balance-sheet financial instruments, Note 12 for additional information regarding fair values of derivatives and Note 7 for additional information on the fair value option elected for certain certificates of deposits.

	December 31
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)

Assets
Cash and demand balances due from banks	$904,865	$904,865	$1,072,255	$1,072,255
Money market assets:
Interest-bearing deposits at banks	9,231,581	9,231,581	26,031,291	26,031,291
Federal funds sold and securities purchased under agreement to resell	174,979	174,979	182,063	182,063
Securities available-for-sale	5,898,831	5,898,831	9,031,048	9,031,048
Trading account assets	1,113,460	1,113,460	1,095,699	1,095,699
Loans, net of unearned income and allowance for loan losses	22,494,935	22,661,518	25,822,157	25,862,332
Loans held for sale	29,974	30,553	29,544	30,742
Accrued interest receivable	105,169	105,169	148,127	148,127
Derivative instruments	254,417	254,417	286,631	286,631

Total on-balance-sheet financial assets	$40,208,211	$40,375,373	$63,698,815	$63,740,188

Liabilities
Deposits:
Demand deposits	$22,902,834	$22,902,834	$39,638,890	$39,638,890
Time deposits	7,392,407	7,507,644	13,714,954	13,813,865
Federal funds purchased	236,099	236,099	78,525	78,525
Securities sold under agreement to repurchase	2,512,490	2,512,490	3,501,758	3,501,758
Short-term borrowings	717,050	717,050	359,476	359,476
Short-term senior notes	—	—	75,000	75,000
Derivative instruments	387,517	387,517	484,179	484,179
Trading account liabilities	144,657	144,657	177,797	177,797
Accrued interest payable	24,681	24,681	87,352	87,352
Long-term notes — senior/unsecured	2,396,500	2,396,500	2,096,500	2,096,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	292,750	292,750	292,750	292,750

Total on-balance-sheet financial liabilities	$39,381,985	$39,497,222	$62,882,181	$62,981,092

Off-Balance-Sheet Credit Facilities (positive positions/(obligations))
Loan commitments	$24,063	$24,063	$39,565	$39,565
Standby letters of credit	(1,775)	(1,775)	(1,720)	(1,720)

Total off-balance-sheet credit facilities	$22,288	$22,288	$37,845	$37,845

Fair Value Measurements

The Bank adopted the guidance within ASC 820 Fair Value Measurements and Disclosures, as of January 1, 2008. The pronouncement provides guidance for using fair value to measure assets and liabilities. It clarifies the methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value. The Bank adopted ASC 820-10-55 upon issuance in February 2008. The pronouncement delayed the effective date of ASC 820 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis to fiscal years beginning after

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

November 15, 2008. As a result, the Bank delayed adopting the provisions of ASC 820 for non-financial assets and liabilities that are measured at fair value on a nonrecurring basis, including goodwill and other intangible assets, until January 1, 2009. The Bank adopted ASC 820-10-35 upon issuance in October 2008. The pronouncement clarifies the application of the Statement in a market that is not active and identifies key considerations. The FASB issued Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”) in August 2009. ASU 2009-05 reiterates the definition of fair value for a liability as the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date and requires a company to consider its own nonperformance risk, including its own credit risk, in fair-value measurements of liabilities. The Bank adopted ASU 2009-05 as of October 1, 2009.

Fair value represents the estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820 establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Financial instruments are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified Level 3.

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

Level 2 includes U.S. government agency securities, state and municipal bonds, corporate debt securities, structured rate certificates of deposit and over-the-counter derivatives. External vendors typically use pricing models to determine fair values for securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data. Certain securities are priced based on quotes from brokers. Fair values for over-the-counter derivatives are determined using multi-contributor prices or zero coupon valuation techniques further adjusted for credit, model and liquidity risks. Inputs are based on the type of derivative instrument and include interest rate yield curves, foreign exchange rates and contract terms. Fair values of derivative liabilities also include a credit risk component for both the counterparty and the Bank. The Bank’s methodology for derivative valuation is also used to estimate the fair values for structured certificates of deposit.

Level 3 includes auction-rate securities and mortgage derivatives. A discounted cash flow valuation methodology is applied to value the auction-rate securities and includes management assumptions about future cash flows, discount rates, market liquidity and credit spreads. Mortgage derivatives include rate lock commitments for residential mortgage loans and forward sales of those loans.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Assets and liabilities measured at fair value on a recurring basis are presented in the following table:

	December 31, 2009
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Securities available-for-sale
U.S. Treasury	$40,249	$—	$—	$40,249
U.S. government agency	—	2,884,429	—	2,884,429
U.S. government sponsored mortgage-backed	—	733,647	—	733,647
State and municipal	—	1,561,800	28,892	1,590,692
Non-mortgage asset backed	—	5	44,721	44,726
Foreign government debt securities	—	501,940	—	501,940
Other	—	103,148	—	103,148

Total securities available-for-sale	40,249	5,784,969	73,613	5,898,831
Trading account assets	—	1,113,460	—	1,113,460
Derivative instruments	—	253,010	1,407	254,417

Total assets	$40,249	$7,151,439	$75,020	$7,266,708

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$707,435	$—	$707,435
Trading account liabilities (included in other liabilities)	144,657	—	—	144,657
Derivative instruments (included in other liabilities)	—	387,414	103	387,517

Total liabilities	$144,657	$1,094,849	$103	$1,239,609

	December 31, 2008
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Securities available-for-sale
U.S. Treasury	$200,503	$—	$—	$200,503
U.S. government agency	—	3,860,352	—	3,860,352
U.S. government sponsored mortgage-backed	—	2,907,956	—	2,907,956
State and municipal	—	1,534,163	25,382	1,559,545
Non-mortgage asset backed	—	204,868	29,678	234,546
Foreign government debt securities	—	200,750	—	200,750
Other	—	67,396	—	67,396

Total securities available-for-sale	200,503	8,775,485	55,060	9,031,048
Trading account assets	—	1,095,699	—	1,095,699
Derivative instruments	—	284,198	2,433	286,631

Total assets	$200,503	$10,155,382	$57,493	$10,413,378

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$77,668	$—	$77,668
Trading account liabilities (included in other liabilities)	177,797	—	—	177,797
Derivative instruments (included in other liabilities)	—	483,327	852	484,179
Commitment to purchase ARS (included in other liabilities)	—	—	2,015	2,015

Total liabilities	$177,797	$560,995	$2,867	$741,659

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents changes in Level 3 assets and liabilities:

	Trading	Securities			Commitment
	Account	Available-	Derivative	Derivative	to Purchase
	Assets	for-sale	Assets	Liabilities	ARS
			(In thousands)

Fair value at January 1, 2008	$—	—	$—	$396	$—
Realized and unrealized (losses) gains included in earnings(1)	—	(19,184)	2,433	2,377	(10,804)
Unrealized losses included in OCI	—	(7,731)	—	—	—
Purchases, sales, issuances, settlements	—	81,975	—	(1,921)	12,819

Fair value at December 31, 2008	$—	55,060	$2,433	$852	$2,015

Gains (losses) included in earnings relating to assets and liabilities held at December 31, 2008	$—	19,184	$2,433	$852	$—

Fair value at January 1, 2009	$—	55,060	$2,433	$852	$2,015
Realized and unrealized gains included in earnings(1)	—	1,397	12,055	749	—
Unrealized gains included in OCI	—	20,706	—	—	—
Purchases, sales, issuances, settlements	—	(3,550)	(13,081)	—	(2,015)

Fair value at December 31, 2009	$—	73,613	$1,407	$103	$—

Gains (losses) included in earnings relating to assets and liabilities held at December 31, 2009	$—	1,796	$1,407	$103	$—

(1)	Included in trading income for trading account assets; net securities gains (losses) for AFS securities; other noninterest income for derivative assets and liabilities; ARS charge for commitment to purchase ARS.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. This category includes assets carried at lower of cost or market such as loans held for sale, mortgage servicing rights, nonmarketable securities, certain impaired loans, other real estate owned and goodwill. During 2009, the Bank recorded adjustments to fair value for nonmarketable securities, certain impaired loans and other real estate owned. The fair values of nonmarketable securities are generally estimated using financial performance results and forecasts and are classified Level 3. Fair value adjustments are not recorded for these securities if there are not identified events or changes in circumstances that may have a significant adverse effect on their fair value. The fair values of certain impaired loans, including those acquired in business combinations, are based on appraised values of supporting collateral and management’s estimates of realizable value and are classified Level 3. The fair values of other real estate owned are based on appraised values less estimated selling costs and are classified Level 3. The fair value of contingent consideration from recent business combinations is estimated using cash flow analyses and market growth assumptions and is classified as Level 3.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value measurements recorded at December 31, 2009 for financial instruments and non-financial assets and liabilities measured at fair value on a nonrecurring basis are presented in the following table:

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Losses
	(In thousands)

Assets
Nonmarketable securities	$—	$—	$18,322	$1,350
Collateral-dependent impaired loans	—	—	58,047	39,083
Other real estate owned	—	—	9,240	603

Total assets	$—	$—	$85,609	$41,036

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

Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates or other termination clauses. The Bank’s commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments, mortgage loan commitments and credit card lines. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $17.1 billion and $10.0 billion at December 31, 2009 and 2008, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which totaled $0.1 billion and $0.4 billion at December 31, 2009 and 2008, respectively.

Qualifying residential mortgage loan commitments are considered derivative instruments and are recorded at fair value on the Bank’s Consolidated Statements of Condition. See Note 12 to the Consolidated Financial Statements for additional information on derivative instruments.

Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding. The letters of credit outstanding were $7.9 million at December 31, 2009 and $9.8 million at December 31, 2008.

Credit risks associated with all of these facilities are mitigated by reviewing customers’ creditworthiness on a case-by-case basis, obtaining collateral, limiting loans to individual borrowers, setting restrictions on long-duration maturities and establishing stringent covenant terms outlining performance expectations which, if not met, may

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Letters of credit and commitments to extend credit are reviewed periodically for probable loss. Accruals for probable credit losses on letters of credit and commitments to extend credit are recorded in other liabilities on the Bank’s Consolidated Statements of Condition. The liability is increased or decreased by changes in estimates through noninterest expense and reduced by net charge-offs. The liability balance at December 31, 2009 is $6.0 million and $4.9 million at December 31, 2008. See Note 4 to the Consolidated Financial Statements for additional information on the liability for off-balance-sheet credit losses.

The fair value of credit facilities (i.e. deferred income net of deferred expense) approximates their carrying value of $24.1 million at December 31, 2009 and $39.6 million at December 31, 2008.

Financial Guarantees

Financial guarantees with off-balance-sheet risk include standby letters of credit loans sold with recourse and written put options.

Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations. At December 31, 2009 and 2008, the Bank’s maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.8 billion and $2.9 billion, respectively. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $0.9 billion and $0.9 billion at December 31, 2009 and 2008, respectively. In most cases, these commitments expire within three years without being drawn upon. The fair value of standby letters of credit (i.e. deferred income) approximates their carrying value of $1.8 million at December 31, 2009 and $1.7 million at December 31, 2008.

The Bank sells residential mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer upon the occurrence of certain credit-related events that typically include delinquency or foreclosure within certain time periods and losses based on pre-determined rates. The maximum amount payable under the limited recourse provisions is $166.9 million at December 31, 2009 and $111.4 million at December 31, 2008. The carrying amount of the recourse liability was $0.3 million at both December 31, 2009 and December 31, 2008.

Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options is equal to their notional amount of $835.7 million and $709.3 million at December 31, 2009 and 2008, respectively. The fair value of the derivative liability is $36.0 million at December 31, 2009 and $21.3 million at December 31, 2008.

Securities activities

The Bank’s securities activities that have off-balance-sheet risk include municipal bond underwriting and when-issued securities.

Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members’ commitments should they default. The syndicates of which the Bank was a member had no underwriting commitments at December 31, 2009 and $6.1 million at December 31, 2008.

The Bank trades securities that have been authorized for issuance but have not actually been issued (“when-issued” securities). Since market values are subject to change, the Bank is exposed to market and credit risk because it may incur a loss to replace a position if a counterparty defaults and market values have changed unfavorably for the counterparty. Changes in the fair value of commitments to purchase and sell when-issued securities are recognized in the current period. There was no commitment to purchase or sell securities on a when-issued basis at both December 31, 2009 and 2008.

Commitments to Invest in Equity Securities

The Bank’s commitments to invest in equity securities have off-balance-sheet risk related to the uncalled capital commitments. The Bank’s commitment to invest in equity securities was $37.1 million at December 31, 2009 and $41.5 million at December 31, 2008.

12.	Derivative Financial Instruments

Derivative instruments are financial contracts that derive their value from underlying changes in interest rates, foreign exchange (“FX”) rates or other financial or commodity prices or indices. Derivative instruments are either regulated exchange-traded contracts or negotiated over-the-counter contracts. The Bank uses various derivative financial instruments, primarily interest rate and foreign exchange derivative contracts, as part of its trading activities or in the management of its risk strategy.

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

Types of Derivatives

Swaps

Swaps are contractual agreements between two parties to exchange a series of cash flows. The various swap agreements that the Bank may enter into are as follows:

Interest rate swaps — counterparties generally exchange fixed and floating rate interest payments based on a notional value in a single currency.

Cross-currency swaps — fixed rate interest payments and principal amounts are exchanged in different currencies.

Cross-currency interest rate swaps — fixed and floating rate interest payments and principal amounts are exchanged in different currencies.

Commodity swaps — counterparties generally exchange fixed and floating rate payments based on a notional value of a single commodity.

Equity swaps — counterparties exchange the return on an equity security or a group of equity securities for the return based on a fixed or floating interest rate or the return on another equity security or a group of equity securities.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total return swaps — one counterparty agrees to pay or receive from the other cash amounts based on changes in the value of a reference asset or group of assets, including any returns such as interest earned on these assets, in exchange for amounts that are based on prevailing market funding rates.

The main risks associated with these instruments are related to exposure to movements in interest rates, foreign exchange rates, credit quality, securities values or commodities prices, as applicable, and the possible inability of counterparties to meet the terms of the contracts.

Forwards and Futures

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

The main risks associated with these instruments arise from the possible inability of over-the-counter counterparties to meet the terms of the contracts and from movements in commodities prices, securities values, interest rates and foreign exchange rates, as applicable.

Options

Options are contractual agreements that convey to the buyer the right but not the obligation to either buy or sell a specified amount of a currency, commodity, interest-rate-sensitive financial instrument or security at a fixed future date or within a fixed future period. As a writer of options, the Bank receives a premium from the purchaser for accepting market risk. As a purchaser of options, the Bank pays a premium for the right to exercise the option. Since the Bank has no obligation to exercise the option, its primary exposure to risk is the potential credit risk if the writer of an over-the-counter contract fails to meet the terms of the contract.

Caps, collars and floors are specialized types of written and purchased options. They are contractual agreements where the writer agrees to pay the purchaser, based on a specified notional amount, the difference between the market rate and the prescribed rate of the cap, collar or floor. The writer receives a premium for selling this instrument.

Derivative-Related Risks

Over-the-counter derivative instruments are subject to credit risk arising from the possibility that counterparties may default on their obligations. The credit risk associated with derivatives is normally a small fraction of the notional amount of the derivative instrument. Derivative contracts generally expose the Bank to potential credit loss if changes in market rates affect a counterparty’s position unfavorably and the counterparty defaults on payment. Credit risk is represented by the positive fair value of the derivative instrument. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and represents the Bank’s cost of replacing contracts that have a positive fair value using current market rates. The Bank strives to limit credit risk by dealing with counterparties that are considered to be creditworthy, and by managing credit risk for derivatives using the same credit risk process that is applied to loans. Netting agreements provide for netting of contractual receivables and payables and apply to situations where the Bank is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Netting agreements also provide for the application of cash collateral received or paid against derivative assets or liabilities. The Bank’s derivative contracts with BMO are transacted under the terms of a master netting agreement. Cash collateral was not exchanged for the year ended December 31, 2009. At December 31, 2008, the Bank had the right to reclaim cash collateral of $6.8 million; however, none was applied against derivative liabilities under the terms of the master netting agreement. Exchange-traded derivatives have no potential for credit exposure as they are settled net with each exchange.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Derivative instruments are subject to market risk. Market risk arises from the potential for loss resulting from adverse changes in the value of derivative instruments as a result of changes in certain market variables. These variables include interest rates, foreign exchange rates, equity and commodity prices and their implied volatilities, as well as credit spreads, credit migration and default. The Bank strives to limit market risk by employing comprehensive governance and management processes for all market risk-taking activities.

Uses of Derivatives

Trading Derivatives

Trading derivatives include derivatives entered into with customers to accommodate their risk management needs, derivatives transacted to generate trading income from the Bank’s trading positions and certain derivatives that do not qualify as hedges for accounting purposes (“economic hedges”).

Trading derivatives are marked to fair value. Realized and unrealized gains and losses are recognized in trading noninterest income in the Bank’s Consolidated Statements of Operations. Unrealized gains on trading derivatives are recorded as assets and unrealized losses are recorded as liabilities in the Bank’s Consolidated Statements of Condition.

The Bank and BMO combine their U.S. FX revenues. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in an agreement between them. This agreement expires on September 30, 2011 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. Net gains from dealer/trading foreign exchange contracts, for the years ended December 31, 2009, December 31, 2008, and December 31, 2007 totaled $11.5 million, $6.9 million, and $3.8 million respectively, of net profit under the aforementioned agreement with BMO.

At December 31, 2009 and 2008, approximately 95 and 97 percent, respectively, of the Bank’s gross notional positions in foreign currency contracts are represented by seven currencies: Euro, Canadian dollar, British pound, Australian dollar, Swedish krona, Japanese yen and the Mexican peso.

The Bank enters into risk participation agreements whereby it assumes credit risk on behalf of unrelated counterparties that arises from interest rate and foreign currency swap transactions. In a risk participation agreement, one counterparty pays the other a fee in exchange for that other counterparty agreeing to make a payment if a credit event, that is contingent on a swap transaction, occurs. The amount payable under an agreement is based on the market value of the swap at the time of the credit event. The notional amount of the risk participation agreements was $148.1 million and $405.4 million at December 31, 2009 and December 31, 2008, respectively. The terms of the contracts range from 181 days to 5 years. The fair value of the derivative liabilities is $0.2 at December 31, 2009 and $11.1 million at December 31, 2008.

Certain customers enter into lending transactions and derivative transaction with the Bank. BMO bears the risk of loss associated with the derivative obligations of those customers in the event of default.

The Bank issues certain financial instruments containing embedded derivatives. The embedded derivatives are separated from the host contracts and recorded at fair value when the economic characteristics of the derivatives are not clearly and closely related to those of the host contracts. Embedded derivatives in certain of the Bank’s equity linked certificates of deposit are accounted for separately from the host instruments.

Hedging Derivatives

In accordance with its risk management strategy, the Bank enters into various derivative contracts to hedge its interest rate exposures.

The Bank uses interest rate contracts, primarily swaps, to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities of certain assets and liabilities. The risk management strategy

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by interest rate volatility. The Bank manages interest rate sensitivity by modifying the repricing or maturity characteristics of certain assets and liabilities so that net interest margin is not adversely affected, on a material basis, by movements in interest rates. As a result of interest rate fluctuations, fixed rate assets will appreciate or depreciate in market value. The effect of the unrealized appreciation or depreciation will generally be offset by the gains or losses on the derivative instruments.

The following derivatives are used in the management of the Bank’s risk strategy but do not qualify as hedges for accounting purposes.

The Bank has qualifying mortgage loan commitments that are intended to be sold in the secondary market. These loan commitments are derivatives and are recorded at fair value. The Bank enters into forward sales of mortgage-backed securities to minimize its exposure to interest rate volatility. These forward sales of mortgage-backed securities are also derivatives and are accounted for at fair value. Changes in fair value are recognized in other noninterest income in the Bank’s Consolidated Statements of Operations.

The Bank uses total return swaps to minimize exposure to currency exchange rate and equity price fluctuations associated with certain obligations under the mid-term incentive plan which is a share-based compensation plan. The swap contracts are derivatives and are accounted for at fair value. Changes in fair value are recognized in compensation expense in the Bank’s Consolidated Statements of Operations. See Note 15 for additional information on stock-based compensation plans.

The Bank issues structured interest rate, equity linked and foreign currency linked certificates of deposit under the fair value option and enters into interest rate, equity and foreign exchange derivatives to manage exposure to changes in the fair value of structured certificates of deposit. Changes in fair value of the certificates of deposit and the derivatives are recognized in trading noninterest income in the Bank’s Consolidated Statements of Operations. See Note 7 for additional information on structured certificates of deposit.

Hedge Accounting

Cash Flow Hedges

Cash flow hedges modify exposure to variability in cash flows for variable rate interest bearing instruments. The Bank’s cash flow hedges, which have a maximum term of 8.2 years at December 31, 2009, are hedges of floating rate loans, available-for-sale securities and long-term debt obligations.

To the extent that changes in the fair value of the derivative offset changes in the fair value of the hedged item, they are recorded in other comprehensive income. Any portion of the change in fair value of the derivative that does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge) is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

For cash flow hedges that are discontinued before the end of the original hedge term, the unrealized gain or loss in other comprehensive income is amortized to interest income/expense in the Bank’s Consolidated Statements of Operations as the hedged item affects earnings. If the hedged item is sold or settled, the entire unrealized gain or loss is recognized in interest income/expense in the Bank’s Consolidated Statements of Operations. At December 31, 2009, the amount of other comprehensive income that is expected to be reclassified to interest income/expense in the Bank’s Consolidated Statements of Operations over the next 12 months is $4.1 million.

Fair Value Hedges

Fair value hedges modify exposure to changes in a fixed rate instrument’s fair value caused by changes in interest rates. The hedges convert fixed rate assets and liabilities to floating rate. The Bank’s fair value hedges include hedges of fixed rate available-for-sale securities and deposits.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For fair value hedges, not only is the hedging derivative recorded at fair value but fixed rate assets and liabilities that are part of a hedging relationship are adjusted for the changes in value of the risk being hedged. To the extent that the change in the fair value of the derivative does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge), the net amount is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

For fair value hedges that are discontinued, the Bank stops adjusting the hedged item for changes in fair value that are attributable to the hedged risk. The carrying amount of the hedged item, including the fair value adjustments from hedge accounting, is accounted for in accordance with applicable generally accepted accounting principles. For a hedged security or deposit, the fair value adjustment is amortized to interest income/expense over its remaining term to maturity. If the hedged item is sold or settled, any remaining fair value adjustment is included in the determination of the gain or loss on sale or settlement.

The following table presents the impact of fair value hedges on the Bank’s financial results.

	Pretax Gain (loss) Recorded
	in Other Noninterest Income
	2009	2008
	(In thousands)

Hedging derivatives:
Interest rate contracts	$(1,655)	$(2,683)
Hedged items:
Fixed rate AFS securities	(2,701)	20,844
Fixed rate deposits	1,370	(21,668)
Other assets	—	127

The following table presents the impact of cash flow hedges on the Bank’s financial results.

	Effective Portion of		Ineffective Portion of		Reclassification of Gain
	Pre-Tax Gain (Loss)		Gain (Loss) Recorded in		(Loss) from AOCI to net
	Recorded in OCI		Other Noninterest Income		Interest Income
	2009	2008	2009	2008	2009	2008
	(In thousands)		(In thousands)		(In thousands)

Interest rate contracts	$66,722	$(185,667)	$(2)	$232	$(9,849)	$(14,542)

The revenue from trading derivative instruments recorded in net money market and bond trading income (losses) and foreign exchange trading gains non-interest income is presented below.

	2009	2008
	(In thousands)

Interest rate contracts	$1,713	$30,047
Foreign exchange contracts	11,462	6,900
Equity contracts	10,165	310

Total	$23,340	$37,257

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of the Bank’s derivative instruments are as follows at December 31:

	Gross Assets		Gross Liabilities
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Trading derivatives(1):
Interest rate contracts	$288,830	$497,457	$294,733	$469,838
Foreign exchange contracts	12,435	41,894	12,176	41,856
Equity contracts	36,176	1,954	25,482	1,424
Hedging derivatives(2):
Interest rate contracts/cash flow hedges	12,960	6,913	153,040	206,212
Interest rate contracts/fair value hedges	—	5,150	—	38,181

Total fair value	$350,401	$553,368	$485,431	$757,511

(1)	Trading derivatives are recorded in trading assets and other liabilities.

(2)	Hedging derivatives are recorded in other assets and other liabilities.

The notional amounts of the Bank’s derivative instruments are as follows at December 31:

	2009	2008
	(In thousands)

Trading derivatives:	$12,443,474	$12,604,888
Interest rate contracts
Foreign exchange contracts	1,366,632	1,918,546
Equity contracts	816,666	6,850
Hedging derivatives:
Interest rate contracts/cash flow hedges	3,381,000	3,056,000
Interest rate contracts/fair value hedges	—	577,655

Total	$18,007,772	$18,163,939

13.	Concentrations of Credit Risk in Financial Instruments

The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2009 and 2008. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank’s total credit exposure, which is the total potential accounting loss should all customers and counterparties fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern Geographic Area

A majority of the Bank’s customers and counterparties are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank has credit exposure to these customers and counterparties through a broad array of banking and trade financing products including loans, loan commitments, standby and commercial letters of credit, investment securities and banker’s acceptances. The financial viability of customers and counterparties in the Midwest is, in part, dependent on the region’s economy. The Midwestern concentration was approximately $41.5 billion or 69 percent of the Bank’s total credit exposure at December 31, 2009 and $60.0 billion or 78 percent of the Bank’s total credit exposure at December 31, 2008.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Bank manages this exposure by continually reviewing local market conditions and customers and counterparties, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See Note 11 to the Consolidated Financial Statements for information on collateral supporting credit facilities.

14.	Employee Benefit Plans

The Bank sponsors noncontributory defined benefit pension plans covering virtually all the Bank’s employees as of December 31, 2009. Most of the employees participating in retirement plans are included in one primary plan (“plan”). The plan is a multiple-employer plan covering the Bank’s employees as well as persons employed by certain affiliated entities.

Certain employees participating in the primary plan are also covered by a supplemental unfunded retirement plan. The purpose of the supplemental plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.

Effective January 1, 2002, the plan’s benefit formula for new employees was changed to an account-based formula from a final average pay formula. The account-based benefit formula is based upon eligible pay, age and length of service. Prior to January 1, 2002, the plan’s benefit formula is a final average pay formula, based upon length of service and an employee’s highest qualifying compensation during five consecutive years of active employment less an amount determined by formula using an estimated Social Security benefit. For employees who were employed as of December 31, 2001 and leave the Bank on or after January 1, 2002, benefits are initially calculated two ways: under the account-based formula for service beginning January 1, 2002 and under the final average pay formula for all service. This latter group of employees will receive that retirement benefit which yields the highest return.

The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act (“ERISA”), without regard to prior years’ contributions in excess of the minimum. For 2010 (plan year 2010), the estimated pension contribution is approximately $17.3 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan, for 2009, 2008 and 2007 was $16.8 million, $24.6 million and $33.1 million, respectively. Those amounts include settlement gains for the supplemental unfunded retirement plan of $0.7 million recorded in 2009, settlement losses of $0.3 million recorded in 2008 and no settlement gain or loss was recorded in 2007. The qualified pension accumulated benefit obligation as of December 31, 2009, 2008 and 2007 was $395.1 million, $350.2 million and $361.8 million, respectively.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R),” (subsequently codified in FASB ASC 715) in September 2006. The Statement requires recognition in the statement of condition of an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and measurement of a plan’s assets and obligations that determine its funded status as of fiscal year-end. The requirement to recognize the funded status of a benefit plan was adopted by the Bank as of December 31, 2006. The requirement to measure a plan’s assets and obligations as of fiscal year-end was effective for the Bank as of December 31, 2008. The Bank changed its measurement date from September 30 to December 31 in 2008. The Bank recorded the transition adjustment to accumulated other comprehensive income and end of period retained earnings.

The FASB issued FSP FAS 132R-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets,” (subsequently codified in FASB ASC 715-20-65) in December 2008. The FSP amends ASC 715 and provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosure requirements were effective for the Bank for the year ended December 31, 2009.

In addition to pension benefits, the Bank sponsors a postretirement medical plan that provides medical care benefits for the Bank’s retirees (and their dependents) who have attained age 55 and have at least 10 years of service.

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

Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is “actuarially equivalent” to the Medicare Part D benefit. The Bank recorded a reduction to postretirement medical expense in the amount of $1.9 million in 2009, $2.0 million in 2008, and $1.5 million in 2007, as determined by the Bank’s actuarial consultants. Based on their analysis, the Bank’s postretirement benefit medical plan passes the test for actuarial equivalence and qualifies for the subsidy.

The Bank has a defined contribution plan that is available to virtually all employees. The 401(k) matching contribution is based on the amount of eligible employee contributions. The Bank’s total expense for the plan was $13.9 million, $14.1 million and $13.3 million in 2009, 2008 and 2007, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans for the Bank:

	Pension Benefits			Postretirement Medical Benefits
	2009**	2008**	2007**	2009**	2008**	2007**
	(In thousands)

Change in benefit obligation*
Benefit obligation at beginning of year	$415,035	$430,891	$446,204	$59,723	$60,988	$78,881
Service cost	19,020	21,897	21,800	1,920	1,994	3,392
Interest cost	24,916	25,071	24,996	3,586	3,639	4,182
Transfer adjustment	—	—	(10,350)	—	—	—
Plan amendments	—	—	—	—	—	(6,441)
Benefits paid	(32,797)	(41,771)	(41,407)	(3,167)	(2,624)	(2,624)
Medicare drug legislation	—	—	—	(1,188)	841	1,035
Actuarial (gain) loss	(4,380)	(21,590)	(10,352)	7,857	(6,523)	(17,437)
Change in measurement date	—	537	—	—	1,408	—

Benefit obligation at end of year	$421,794	$415,035	$430,891	$68,731	$59,723	$60,988

Change in plan assets
Fair value of plan assets at beginning of year	$309,712	$380,294	$322,341	$43,051	$64,979	$46,607
Actual return on plan assets	69,738	(123,769)	81,284	10,451	(23,181)	9,674
Transfer adjustment	—	—	(6,590)	—	—	8,698
Employer contribution	70,179	99,521	24,666	—	—	—
Benefits paid	(32,797)	(41,771)	(41,407)	—	—	—
Change in measurement date	—	(4,563)	—	—	1,253	—

Fair value of plan assets at end of year ***	$416,832	$309,712	$380,294	$53,502	$43,051	$64,979

Funded Status at end of year	$(4,962)	$(105,322)	$(50,597)	$(15,229)	$(16,672)	$3,991
Assets (liabilities) recognized in the Statements of Condition consist of:
Other assets	$24,906	$24,906	$24,906	$4,587	$4,587	$4,587
Accrued pension and post-retirement liabilities	(29,868)	(130,228)	(75,503)	(19,816)	(21,259)	(596)

Net as sets (liabilities) recognized	$(4,962)	$(105,322)	$(50,597)	$(15,229)	$(16,672)	$3,991

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net loss or (gain)	$107,584	$153,771	$27,563	$4,506	$4,843	$(18,022)
Prior service cost	1,791	2,255	2,835	—	—	—
Transition obligation	—	—	—	1,329	1,858	2,585

Amounts recognized in AOCI	$109,375	$156,026	$30,398	$5,835	$6,701	$(15,437)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits			Postretirement Medical Benefits
	2009**	2008**	2007**	2009**	2008**	2007**
	(In thousands)

Components of net periodic benefit cost
Service cost	$19,020	$21,897	$21,800	$1,920	$1,994	$3,392
Interest cost	24,916	25,071	24,996	3,586	3,639	4,182
Expected return on plan assets	(31,477)	(25,941)	(22,436)	(3,444)	(5,013)	(4,406)
Amortization of prior service cost	464	464	461	—	—	169
Amortization of transition obligation	—	—	—	529	525	1,743
Amortization of actuarial loss or (gain)	3,546	1,530	5,998	—	(958)	—

Net periodic benefit cost	$16,469	$23,021	$30,819	$2,591	$187	$5,080

Other Changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income
Net (gain) loss	$(42,641)	$128,120	$(72,662)	$(337)	$21,667	$(22,313)
Amortization of (loss) gain	(3,546)	(1,912)	(5,998)	—	1,198	—
Prior service cost (credit) arising during period	—	—	—	—	—	(319)
Amortization of prior service (cost) credit	(464)	(580)	(461)	—	—	(169)
Transition (obligation) arising during period	—	—	—	—	—	(5,708)
Amortization of transition obligation	—	—	—	(529)	(656)	(1,743)

Total recognized in OCI	$(46,651)	$125,628	$(79,121)	$(866)	$22,209	$(30,252)

*	Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

**	Plan assets and obligation measured as of December 31.

***	The actual allocation of plan assets by category is as follows:

	Pension		Postretirement Medical
	2009	2008	2007	2009	2008	2007

Equity securities	50%	54%	73%	50%	54%	73%
Fixed income securities	49%	32%	27%	49%	32%	27%
Cash Equivalents	1%	14%	—	1%	14%	—

At December 31, 2009 approximately 44% of the plan assets consisted of investments in funds administered by Virtus Investment Partners, Inc. (“Virtus”). Virtus is a provider of investment management products and services to individuals and institutions. Bankcorp owns convertible preferred shares in Virtus that represent 23% ownership in the company.

Investment objectives include the achievement of a total account return that meets or exceeds the expected return on plan assets, the inflation rate, and peer balanced funds over a market cycle. The Bank’s assumption for the expected long-term (in excess of 20 years) rate of return on plan assets is based on the target allocation of plan assets by category and the estimated rates of return for each asset category. The assumption includes management’s review

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

of the current rate environment, historical trend analysis and the mix of asset categories represented in the Plan’s portfolio. The current portfolio target allocation is as follows:

Equity securities	50%
Fixed income securities	50%

	Pension Benefits			Postretirement Medical Benefits
	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	5.90%	6.20%	6.00%	5.90%	6.20%	6.00%
Rate of compensation increase	2.00%	3.80%	3.80%	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	6.20%	6.00%	5.75%	6.20%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.80%	N/A	N/A	N/A

The Bank’s pension and postretirement plan assets are measured at fair value on a recurring basis. See Note 10 to the Consolidated Financial Statements for information on the hierarchy of inputs and the primary valuation methodologies used to measure fair value.

Level 1 plan assets primarily include exchange-traded equity securities, exchange-traded mutual funds, exchange-traded derivatives, U.S. Treasury securities and money market funds. Money market funds are stated at cost plus accrued interest. Mutual funds are valued at quoted market prices. Level 2 plan assets include U.S. government agency securities and corporate debt securities. There are no plan assets classified Level 3 at December 31, 2009.

While the Bank believes the valuation methodologies for its plan assets are appropriate and consistent with other market participants, the use of different assumptions or methodologies could have a material effect on their estimated fair values.

The fair value of the pension and postretirement benefit plan assets by asset category are presented in the following tables:

	Pension Plan Assets at December 31, 2009
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Asset category
Cash and money market funds	$4,913	$—	$—	$4,913
Equity securities	119,076	—	—	119,076
U.S. Treasury securities	2,207	—	—	2,207
U.S. government agency securities	—	8,153	—	8,153
Corporate bonds and notes	—	100,119	—	100,119
Mutual funds	182,752	—	—	182,752
Derivative instruments	(388)	—	—	(388)

Total plan assets at fair value	$308,560	$108,272	$—	$416,832

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Postretirement Plan Assets at December 31, 2009
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Asset category
Cash and money market funds	$630	$—	$—	$630
Equity securities	15,284	—	—	15,284
U.S. Treasury securities	283	—	—	283
U.S. government agency securities	—	1,047	—	1,047
Corporate bonds and notes	—	12,851	—	12,851
Mutual funds	23,457	—	—	23,457
Derivative instruments	(50)	—	—	(50)

Total plan assets at fair value	$39,604	$13,898	$—	$53,502

For measurement purposes, an 8.2 percent annual rate of increase for pre 65 and a 8.1 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits were assumed for 2009. The rate will be graded down to 4.5 percent for pre 65 and 4.5 percent for post 65 in 2029 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

		1 Percentage
	1 Percentage	Point
2009	Point Increase	Decrease
	(In thousands)

Effect on total of service and interest cost components	$636	$(545)
Effect on postretirement benefit obligation	$8,310	$(7,059)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the status of the supplemental unfunded retirement plan:

	Supplemental Unfunded Retirement Benefits
	2009	2008	2007
	(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$10,360	$12,781		$18,969
Service cost	845	997		1,560
Interest cost	540	636		911
Benefits paid	(3,491)	(3,273)		(3,073)
Actuarial gain	(3,309)	(724)		(5,586)
Change in measurement date	—	(57)		—

Benefit obligation at end of year	$4,945	$10,360		$12,781

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—		$—
Employer contribution	3,491	3,738		3,073
Benefits paid	(3,491)	(3,273)		(3,073)
Change in measurement date	—	(465)		—

Fair value of plan assets at end of year	$—	$—	$

Funded Status at end of year	$(4,945)	$(10,360)		$(12,781)
Contributions made between measurement date (September 30) and end of year	—	—		465
Liabilities recognized in the Statements of Condition consist of:
Accrued pension and post-retirement liabilities	$(4,945)	$(10,360)		$(12,316)

Net liabilities recognized	$(4,945)	$(10,360)		$(12,316)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net (gain) or loss	$(2,468)	$157		$1,181
Prior service cost	(1,269)	(1,599)		(2,011)

Amounts recognized in AOCI	$(3,737)	$(1,442)		$(830)

Components of net periodic benefit cost
Service cost	$845	$997		$1,560
Interest cost	540	636		911
Amortization of prior service cost	(330)	(330)		(330)
Amortization of actuarial loss	—	—		102

Net periodic benefit cost	$1,055	$1,303		$2,243

Other Changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income
Net gain	$(2,625)	$(1,024)		$(5,581)
Amortization of loss	—	—		(102)
Amortization of prior service credit	330	412		330

Total recognized in OCI	$(2,295)	$(612)		$(5,353)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Supplemental Unfunded Retirement
	Benefits
	2009	2008	2007

Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	5.20%	5.50%	5.25%
Rate of compensation increase	2.00%	3.80%	3.80%
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.50%	5.25%	5.00%
Rate of compensation increase	3.80%	3.80%	3.80%

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are $7.2 million and $0.5 million, respectively. The estimated net loss and transition obligation for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are zero and $0.5 million, respectively. The estimated net gain and prior service cost for the supplemental unfunded retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are $0.3 million and $0.3 million, respectively.

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

		Postretirement Medical Benefits		Supplemental
	Pension	Before Medicare	Medicare	Retirement
Year	Benefits	Subsidy	Subsidy(1)	Benefits
	(In thousands)

2010	$28,059	$4,096	$389	$1,024
2011	29,557	4,373	438	1,080
2012	31,288	4,536	504	1,039
2013	30,763	4,770	564	790
2014	33,110	5,056	638	892
Thereafter	173,331	29,873	4,518	4,240

(1)	Medicare subsidies expected to be received.

15.	Stock-Based Compensation Plans

The Bank has three types of stock-based compensation plans: a stock option program, a mid-term incentive plan and an employee share purchase plan. The Bank determines expense based on the fair value of stock-based compensation. Stock-based compensation expense is recognized based on the estimated number of shares for which service is expected to be rendered and over the period during which employees are required to provide service in exchange for the shares. Stock-based compensation granted to retirement-eligible employees is expensed fully at the time of grant.

Stock Option Program

The HFC Stock Option Program was established under the BMO Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Options to acquire BMO stock are granted at an exercise price equal to the closing price of BMO’s common shares on the day prior to the grant date. Options vest 25% per year over a four-year period starting from their grant date. The vesting portion of the options granted is subject to achieving certain performance targets. All options expire 10 years from their grant date.

The expense recorded for this program is adjusted for estimated forfeitures. Cash flows resulting from realized tax deductions in excess of recognized compensation cost are financing cash flows.

The compensation expense related to this program totaled $1.8 million, $2.0 million and $1.4 million in 2009, 2008 and 2007, respectively. The related tax benefits recognized for the years ended 2009, 2008 and 2007 were $0.7 million, $0.7 million and $0.5 million, respectively. At December 31, 2009 and 2008, the total unrecognized compensation cost related to nonvested stock option awards was $1.9 million and $2.1 million, respectively, and the weighted average period over which it is expected to be recognized is approximately 3.0 years and 2.9 years, respectively.

The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted average per share fair value of options granted during 2009, 2008 and 2007 were $9.48, $4.50 and $8.33, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $9.6 million, $3.7 million and $22.0 million, respectively. Cash proceeds from options exercised under the plan totaled $24.3 million, $15.0 million and $23.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The excess tax benefits realized during 2009, 2008 and 2007 were $2.9 million, $1.8 million and $9.2 million, respectively.

The following table summarizes the stock option activity for 2009 and 2008 and provides details of stock options outstanding at December 31, 2009 and 2008:

	Year Ended December 31, 2009
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value	Contractual Life
	(In millions)

Outstanding at beginning of year	2,494,946	$35.34	$1.1	4.62 years
Granted	174,653	50.90
Exercised	(541,535)	29.16
Forfeited, cancelled	—	—
Transferred (1)	22,527	41.40

Outstanding at December 31, 2009	2,150,591	43.64	$23.5	4.63 years

Options exercisable at December 31, 2009	1,452,407	$40.85	$19.4	3.05 years

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2008
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value	Contractual Life
	(In millions)

Outstanding at beginning of year	2,751,938	$43.57	$155.0	4.75 years
Granted	234,701	27.88
Exercised	(348,728)	27.77
Forfeited, cancelled	(63,733)	24.65
Transferred (1)	(79,232)	49.31

Outstanding at December 31, 2008	2,494,946	35.34	$1.1	4.62 years

Options exercisable at December 31, 2008	1,769,740	$32.51	$1.1	3.19 years

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2009:

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	725,206	$6.87
Granted	174,653	9.48
Vested	(198,757)	7.05
Transferred(1)	(2,918)	7.45

Nonvested at December 31, 2009	698,184	$7.31

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2008:

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	665,917	$7.98
Granted	234,701	4.50
Vested	(158,434)	8.44
Transferred(1)	(16,978)	7.82

Nonvested at December 31, 2008	725,206	$6.87

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following weighted-average assumptions were used to determine the fair value of options on the date of grant:

	2009	2008	2007

Risk-free interest rate	2.86%	2.61%	4.11%
Expected life, in years	6.5	6.5	7.3
Expected volatility	27.48%	23.84%	19.24%
Expected dividend yield	6.59%	5.85%	4.20%

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Mid-Term Incentive Plan

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

The Bank was party to agreements made between BMO and third parties to assume a portion of the Bank’s obligations related to the 2007 and 2008 mid-term incentive plans. The Bank was not party to a similar agreement for the 2009 mid-term incentive plan. The Bank’s share of the payments for the third parties’ assumption of risk was $2.4 million in 2007 and $3.7 million in 2008. Amounts paid by the Bank under the agreements were capitalized and recognized as compensation expense over the performance cycles of the plans on a straight-line basis. Amounts related to units granted to employees who are eligible to retire are expensed at the time of grant. Any future obligations to participants required under these plans will be the responsibility of the third parties.

For the remaining obligations relating to the plans for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the service period to reflect the current estimate of ultimate employer liability which is a function of the current market value of BMO’s common shares and BMO’s total shareholder return compared with that of its competitors. Adjustments for changes in estimates of ultimate payments to participants are recognized in current and future periods. The Bank enters into certain total return swap contracts to minimize exposure to currency exchange rate and equity price fluctuations. The contracts are derivative instruments accounted for at fair value and do not qualify for hedge accounting.

The compensation expense related to the plans totaled $23.2 million, $8.1 million and $16.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. The related tax benefits recognized for the years ended December 31, 2009, 2008 and 2007 totaled $8.8 million, $3.1 million and $6.3 million, respectively. The total unrecognized compensation cost related to nonvested awards was $2.8 million, $4.9 million and $7.7 million at December 31, 2009, 2008 and 2007 respectively. The weighted average period over which it is expected to be recognized is approximately 2.0 years.

Employee Share Purchase Plan

The BMO Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank’s contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.8 million, $0.6 million and $0.7 million in 2009, 2008 and 2007, respectively.

16.	Lease Expense and Obligations

Rental expense for all operating leases was $42.8 million in 2009, $41.5 million in 2008, and $33.7 million in 2007. These amounts include real estate taxes, maintenance and other rental-related operating costs of $7.6 million, $6.9 million, and $6.6 million, for 2009, 2008, and 2007, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

On March 1, 2005, the Bank sold to a third party the land and building located at 111 West Monroe Street, Chicago, Illinois. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain which was deferred and is being amortized into income over the term of the leaseback. The remaining deferred gain resulting from the sale was $41.4 million and $44.6 million at December 31, 2009 and 2008, respectively. $3.2 million, of deferred gain was amortized into income in 2009, 2008 and 2007.

On December 17, 2001, the Bank closed on the sale of its operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease is recorded as an operating lease and the term ends on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remaining deferred gain resulting from the sale, which is being amortized into income over the remaining life of the lease, was $3.5 million, $5.2 million, and $7.0 million as of December 31, 2009, 2008 and 2007, respectively. $1.7 million of deferred gain was amortized into income in 2009, 2008 and 2007.

In addition, the Bank and other subsidiaries own or lease premises at other locations to conduct branch banking activities.

Minimum rental commitments as of December 31, 2009 for all non-cancelable operating leases are as follows:

Year	Amount
(In thousands)

2010	$33,293
2011	32,093
2012	27,817
2013	26,749
2014	26,108
Thereafter	264,834

Total minimum future rentals	$410,894

Occupancy expenses for 2009, 2008, and 2007 have been reduced by $3.4 million, $3.4 million, and $3.2 million, respectively, for rental income from leased premises.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

17.	Income Taxes

The 2009, 2008 and 2007 applicable income tax expense (benefit) were as follows:

	Federal	State	Total
	(In thousands)

2009:
Current	$(153,525)	$3,772	$(149,753)
Deferred	38,888	(5,632)	33,256

Total	$(114,637)	$(1,860)	$(116,497)

2008:
Current	$(96,539)	$(1,185)	$(97,724)
Deferred	(14,021)	15,526	1,505

Total	$(110,560)	$14,341	$(96,219)

2007:
Current	$71,549	$(1,907)	$69,642
Deferred	(41,123)	(6,495)	(47,618)

Total	$30,426	$(8,402)	$22,024

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net deferred tax assets are comprised of the following at December 31, 2009, 2008 and 2007:

	December 31
	2009	2008	2007
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$264,377	$233,062	$153,868
Deferred expense and prepaid income	18,613	22,586	34,812
Deferred employee compensation	25,179	21,979	24,811
Pension and medical trust	—	—	15,597
Amortizable intangibles	—	—	3,951
State tax loss carryforward	29,479	11,971	—
Federal tax credit carryforward	1,947	—	—
Other assets	5,615	6,532	14

Gross deferred tax assets	$345,210	$296,130	$233,053
Valuation Allowance	(37,241)	(26,285)	—

Deferred tax assets, net of valuation allowance	$307,969	$269,845	$233,053
Deferred tax liabilities:
Depreciable assets	$(47,457)	$(48,769)	$(60,836)
Pension and medical trust	(80,035)	(10,113)	—
Amortizable intangibles	(9,993)	(5,036)	—
Other liabilities	(1,373)	(1,332)	(1,262)

Gross deferred tax liabilities	$(138,858)	$(65,250)	$(62,098)

Net deferred tax assets	$169,111	$204,595	$170,955
Tax effect of fair value adjustments on available-for-sale securities, pension liabilities and hedging transactions recorded directly to stockholder’s equity	58,323	111,480	14,716

Net deferred tax assets	$227,434	$316,075	$185,671

A valuation allowance of $37.2 million and $26.3 million exists at December 31, 2009 and 2008, respectively to offset deferred tax assets related to the Bank’s state tax loss carryforwards and certain state deferred tax assets. The valuation allowance increased by $10.9 million in 2009, and is due to an increase in state operating losses and valuation allowances established on certain current year deferred tax assets. Management believes that the realization of the deferred tax assets, with the exception of certain state deferred tax assets and state tax loss carryforwards, is more likely than not based on existing carryback ability, available tax planning strategies and expectations of future taxable income.

State tax loss carryforwards at December 31, 2009 of approximately $613.4 million will expire in varying amounts in the years 2013 through 2029.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided as follows:

	Years Ended December 31
	2009	2008	2007

Federal statutory rate:	35.0%	35.0%	35.0%
Increase (reduction) in income taxes due to:
Bank-owned insurance	6.8	9.1	(11.4)
Valuation allowance change for state deferred taxes, net of federal effect	(4.8)	(13.2)	—
State income taxes, excluding valuation allowance, net of federal effect	5.3	8.5	(3.3)
Tax-exempt municipal income	7.7	8.8	(7.6)
Other, net	0.8	—	0.6

Actual income tax rate	50.8%	48.2%	13.3%

The balance of gross unrecognized tax benefits may decrease between zero and $1.8 million during the next twelve months depending upon the settlement of federal, state and local audits.

With few exceptions, the Bank is no longer subject to U.S. federal, state or local income tax exams for years prior to 2005. An examination of the Bank’s 2006, 2007 and 2008 tax returns was initiated by the Internal Revenue Service and is anticipated to be completed by the end of 2010. The Bank is also currently under examination by various state taxing authorities, which are anticipated to be completed by the end of 2010. As of December 31, 2009, no significant adjustments have been proposed for the Bank’s federal or state tax positions.

The Bank recognizes penalties and the accrual of interest related to unrecognized tax benefits in its income tax expense. During the years ended December 31, 2009, 2008 and 2007, the interest and penalties recognized by the Bank were not significant and did not affect the annual effective tax rate. The Bank had approximately $0.2 million, $0.1 million and $0.7 million accrued for the payment of interest and penalties at December 31, 2009, 2008 and 2007, respectively.

18.	Regulatory Capital

The Bank, as a federally-chartered bank, must adhere to the capital adequacy guidelines of the Federal Reserve Board (the “Board”) and the Office of the Comptroller of the Currency (“OCC”), respectively. The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

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

The board and OCC also requires an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The board and OCC established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent.

The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all Federal Deposit Insurance Corporation (“FDIC”)-insured

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

institutions ranging from “well capitalized” to “critically undercapitalized.” Classification within a category is based primarily on the three capital adequacy measures.

Noncompliance with minimum capital requirements may result in regulatory corrective actions that could have a material effect on the Bank’s financial statements.

As of December 31, 2009 and 2008, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2009 that have changed the capital category of the Bank.

At December 31, 2009 and 2008, the Bank had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7.375% per annum. During 2009 and 2008, $18.4 million of dividends were declared and paid on the preferred stock, respectively. The preferred stock qualifies as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

The following table summarizes the Bank’s risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

			Minimum Requirements
			For Capital			Minimum Requirements
	Actual		Adequacy Purposes			To Be Well Capitalized
	Capital	Capital	Capital		Capital	Capital		Capital
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)

As of December 31, 2009
Total Capital to Risk-Weighted Assets	$4,160,567	13.55%	≥ $	2,456,423	≥8.00%	≥ $	3,070,529	≥10.00%
Tier 1 Capital to Risk-Weighted Assets	$3,520,984	11.46%	≥ $	1,228,965	≥4.00%	≥ $	1,843,447	≥6.00%
Tier 1 Capital to Average Assets	$3,520,984	8.82%	≥ $	1,596,818	≥4.00%	≥ $	1,996,023	≥5.00%
As of December 31, 2008
Total Capital to Risk-Weighted Assets	$4,309,774	12.69%	≥ $	2,716,958	≥8.00%	≥ $	3,396,197	≥10.00%
Tier 1 Capital to Risk-Weighted Assets	$3,590,854	10.57%	≥ $	1,358,885	≥4.00%	≥ $	2,038,328	≥6.00%
Tier 1 Capital to Average Assets	$3,590,854	7.24%		≥ S 1,983,897	≥4.00%	≥ $	2,479,872	≥5.00%

19.	Investments in Subsidiaries and Statutory Restrictions

HNA’s investment in the combined net assets of its wholly-owned subsidiaries was $1.2 billion and $1.1 billion at December 31, 2009 and 2008, respectively.

Provisions of Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. The National Bank Act requires all national banks to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank, except for dividends paid by such subsidiary to the national bank), in any calendar year, will exceed its net income for that year, combined with its retained net income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, HNA no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, Harris Preferred Capital Corporation, as an

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

indirect subsidiary of HNA, became subject to the provisions relating to dividend approval and HNA must receive prior approval from the OCC before Harris Preferred Capital Corporation declares dividends on the Preferred Shares. Prior approval from the OCC was received for the dividend declarations in September and December of 2009 and the most recent dividend declaration in March 2010. Harris Preferred Capital Corporation anticipates the need to request similar approvals from the OCC in 2010. At this time, Harris Preferred Capital Corporation has no reason to expect that such approvals will not be received. There is no assurance that HNA and Harris Preferred Capital Corporation will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. Based on these and certain other prescribed regulatory limitations, HNA could not have declared dividends, without regulatory approval at December 31, 2009. Actual dividends paid could be subject to further restrictions related to regulatory capital adequacy guidelines. There were no cash dividends paid to Bankcorp by HNA in 2009 and $38.0 million were paid in 2008.

The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2009 and 2008, daily average reserve balances of $522.5 million and $302.7 million, respectively, were required for HNA. At year-end 2009 and 2008, balances on deposit at the Federal Reserve Bank totaled $8.4 billion and $24.7 billion, respectively. Interest income recognized in the year ended December 31, 2009 and 2008 was $15.8 million and $12.9 million, respectively. The Federal Reserve Bank started paying interest in October 2008.

20.	Contingent Liabilities and Litigation

HNA and certain of its subsidiaries are party to legal proceedings in the ordinary course of their businesses. While there is inherent difficulty in predicting the outcome of these proceedings, management does not expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

21.	Accumulated Other Comprehensive Loss

The following table summarizes the components of Accumulated other comprehensive loss shown in stockholder’s equity, net of tax:

	Unrealized	Unrealized	Unrealized	Accumulated
	Gain on	Loss on Pension	Loss on	Other
	Available-For-	and Postretirement	Hedge	Comprehensive
	Sale Securities	Medical Plans	Activity	Loss
	(In thousands)

Balance at December 31, 2009	$60,522	$(74,904)	$(83,402)	$(97,784)

Balance at December 31, 2008	$54,463	$(111,391)	$(149,111)	$(206,039)

Balance at December 31, 2007	$14,301	$(10,135)	$(31,488)	$(27,322)

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

22.	Foreign Activities (by Domicile of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

	Foreign	Domestic	Consolidated
	(In thousands)

2009
Total operating income	$26,788	$1,807,397	$1,834,185
Total expenses	32,196	2,012,801	2,044,997

Loss before taxes	$(5,408)	$(205,404)	$(210,812)
Applicable income tax benefit	(2,149)	(114,348)	(116,497)

Net loss	$(3,259)	$(91,056)	$(94,315)

Identifiable assets at year-end	$1,434,674	$42,536,953	$43,971,627

2008
Total operating income	$36,075	$2,264,959	$2,301,034
Total expenses	93,673	2,388,384	2,482,057

Loss before taxes	$(57,598)	$(123,425)	$(181,023)
Applicable income tax benefit	(22,892)	(73,327)	(96,219)

Net loss	$(34,706)	$(50,098)	$(84,804)

Identifiable assets at year-end	$1,757,762	$65,548,293	$67,306,055

2007
Total operating income	$38,631	$2,583,531	$2,622,162
Total expenses	156,493	2,281,982	2,438,475

(Loss) income before taxes	$(117,862)	$301,549	$183,687
Applicable income taxes	(46,844)	68,868	22,024

Net (loss) income	$(71,018)	$232,681	$161,663

Identifiable assets at year-end	$1,133,241	$40,347,042	$41,480,283

Determination of rates for foreign funds generated or used is based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2009, 2008 and 2007 identifiable foreign assets accounted for 3.3 percent, 2.6 percent, and 2.7 percent, respectively, of total consolidated assets. Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during any year presented.

23.	Business Combinations

On December 31, 2009, BMO and the Bank completed the acquisition of the net cardholder receivables and other assets and obligations of the Diners Club North American franchise from Citigroup for initial cash consideration of $678 million, subject to a post-closing adjustment based on all parties’ final agreement of the net asset value transferred. Final settlement is scheduled after March 31, 2010. The Bank expects assets values, primarily for loans, intangible assets and computer software, to be finalized in 2010. The acquisition of the net

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

cardholder receivables of Diners Club gives the Bank the right to issue Diners Club cards to corporate and professional clients in the United States and will accelerate the Bank’s initiative to expand in the travel-and-entertainment card sector. As part of this acquisition, the Bank recorded a purchased credit card relationship intangible asset estimated at $44.3 million which will be amortized on an accelerated basis over 15 years. The Bank recorded goodwill of $17.8 million which is expected to be deductible for tax purposes. The gross contractual amount of receivables was $743.2 million. Acquisition-related costs of $0.6 million for the year ended December 31, 2009 were recorded to noninterest expense. The results of the operations of Diners Club will be included in the Bank’s consolidated financial statements effective January 1, 2010.

On February 13, 2009, the Bank completed the acquisition of selected assets of Pierce, Givens & Associates, LLC (“Pierce Givens”) for cash consideration of $3.4 million. The Bank acquired a customer relationship intangible asset estimated at $3.0 million with an expected life of 5 years. No goodwill was recorded in the transaction. Acquisition-related costs of $0.4 million for the year-ended December 31, 2009 were recorded to noninterest expense. The acquisition provides the Bank with the opportunity to expand its tax planning and compliance capabilities in the ultra high-net-worth market. The results of Pierce Givens’ operations have been included in the Bank’s consolidated financial statements since February 14, 2009.

On February 29, 2008, Bankcorp completed the acquisition of Merchants and Manufacturers Bancorporation, Inc. (“Merchants and Manufacturers”), for a purchase price of $136.7 million. Of this amount, $112.0 million was recorded as goodwill and $11.0 million was recorded as a core deposit premium intangible with an expected life of ten years. Bankcorp recorded additional goodwill of $3.4 million for related acquisition costs. Goodwill and other intangibles related to this acquisition are not deductible for tax purposes. The results of Merchants and Manufacturers’ operations have been included in Bankcorp’s consolidated financial statements since March 1, 2008. The acquisition of Merchants and Manufacturers provides Bankcorp with the opportunity to expand banking services in the Wisconsin market.

On February 29, 2008, BMO completed the acquisition of Ozaukee Bank (“Ozaukee”), for a purchase price of $183.3 million consisting of 3,283,190 BMO common shares with a market value of $55.84 per share. BMO immediately contributed Ozaukee to HFC in exchange for HFC common shares. HFC immediately contributed Ozaukee to Bankcorp in exchange for Bankcorp common shares. Of the purchase price amount, $125.0 million was recorded as goodwill and $11.7 million was recorded as a core deposit premium intangible with an expected life of ten years. Bankcorp recorded additional goodwill of $1.8 million for related acquisition costs. Goodwill and other intangibles related to this acquisition are not deductible for tax purposes. The results of Ozaukee’s operations have been included in Bankcorp’s consolidated financial statements since March 1, 2008. The acquisition of Ozaukee provides Bankcorp with the opportunity to expand banking services in the Wisconsin market.

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

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed of Pierce Givens, Diners Club, Merchants and Manufacturers, Ozaukee, and First National at the dates of acquisition:

	2009		2008		2007
	Pierce	Diners	Merchants and		First
	Givens	Club	Manufacturers	Ozaukee	National
	(In thousands)

Cash and cash equivalents	$—	$—	$36,223	$52,125	$68,514
Securities	—	—	135,116	116,404	295,021
Loans, net	—	704,605	1,031,275	532,507	856,270
Premises and equipment	—	4,547	35,162	14,297	25,327
Bank owned life insurance	—	—	9,221	9,579	—
Goodwill	—	17,807	112,049	125,022	143,813
Indentifiable intangible assets	3,000	44,340	10,985	11,736	31,200
Other assets	423	848	46,063	9,723	44,691

Total assets	$3,423	$772,147	$1,416,094	$871,393	$1,464,836

Deposits	$—	$7,485	$1,047,570	$595,461	$952,919
Borrowings	—	—	154,399	82,453	215,528
Accrued expenses	—	—	19,746	5,541	5,023
Note payable	—	—	53,611	—	—
Other liabilities	—	86,643	4,071	4,594	—

Total liabilities	$—	$94,128	$1,279,397	$688,049	$1,173,470

Purchase price	$3,423	$678,019	$136,697	$183,344	$291,366

24.	Related Party Transactions

During 2009, 2008 and 2007, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short and long-term borrowings; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2009, 2008 and 2007, the Bank received from BMO approximately $27.4 million, $24.5 million, and $20.6 million respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BMO of approximately $85.2 million, $89.8 million, and $84.8 million, in 2009, 2008, and 2007, respectively. During 2009, 2008 and 2007, the Bank received from HFC approximately $51.4 million $39.8 million, and $29.0 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to HFC of approximately $6.9 million, $10.5 million, and $18.7 million in 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, the Bank received from Bankcorp approximately $15.1 million, $15.9 million, and $14.5 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to Bankcorp of approximately $0.1 million, $0.1 million, and $0.2 million, in 2009, 2008 and 2007, respectively.

During 2009, the Bank sold $503 million of nonperforming loans to psps Holdings, LLC (“psps”). psps was formed in December 2008 to hold and manage nonperforming loans. Loans were sold at fair value. For nonperforming loans sold, credit losses were recorded at the Bank and psps, as required, to reflect any credit deterioration. Credit-related write-downs were reflected in the provision for credit losses and/or as write-downs

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

against the allowance for loan losses. For these loans, the carrying value after any required write-downs was considered by management to represent estimated fair value. No gain or loss was recognized in the Consolidated Statements of Operations on sale of loans from the Bank to psps.

In December 2008, the Bank and BMO Capital Markets Financing, Inc. (“CMFI”) sold performing and nonperforming loans to BMO Chicago Branch and to psps. psps purchased approximately $362 million in nonaccrual loans from the Bank. Approximately $110 million of nonperforming loans were sold from the Bank to BMO Chicago Branch. Loans were sold at fair value. For performing and nonperforming loans sold, credit losses were recorded at the Bank, as required, to reflect any credit deterioration. Credit-related write-downs were reflected in the provision for credit losses and/or as write-downs against the allowance for loan losses. For these loans, the carrying value after any required write-downs was considered by management to represent estimated fair value. In addition, each performing loan sold was assessed to determine whether its fair value had declined below carrying value due to interest/credit spread changes from the time of origination. Pricing to reflect current interest/credit spreads was based on secondary market quotes. A $9.5 million pretax loss on sale of loans from the Bank to BMO Chicago Branch was recorded to loan sale losses in the Consolidated Statements of Operations.

At December 31, 2009, derivative contracts with BMO represent $350.4 million and $485.4 million of unrealized gains and unrealized losses, respectively. At December 31, 2008, derivative contracts with BMO represented $325.4 million and $512.4 million of unrealized gains and unrealized losses, respectively. At December 31, 2007, derivative contracts with BMO represented $103.0 million and $125.9 million of unrealized gains and unrealized losses, respectively.

On June 18, 2007 the Bank amended the leaseback agreement for the building located at 111 West Monroe Street, Chicago, Illinois. The Bank received from BMO Chicago Branch a payment of $6.1 million as compensation for the extension of the original lease termination dates and a payment of $5.8 million as compensation for the vacancy anticipated on the original lease. The payments were deferred and are amortized on a straight-line basis over the remaining term of the lease. Deferred revenue recognized of $0.7 million was recognized in both 2009, 2008 and $0.3 million in 2007.

The Bank and BMO combine their U.S. foreign exchange (“FX”) activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires in October 2011 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. During 2009, 2008 and 2007 foreign exchange revenues were $11.5 million, $6.9 million, and $3.8 million, respectively, under this agreement.

The Bank has loans outstanding to certain executive officers and directors. These loans totaled $1.2 million and $3.0 million at December 31, 2009 and 2008, respectively.

During 2009 and 2008 the Bank held demand deposits on behalf of BMO and its subsidiaries. At December 31, 2009 and 2008, the Bank had $353.1 million, $330.9 million of such deposits, respectively.

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Bank’s related party transactions for long-term notes (senior and subordinated) and certificates of deposit:

	Interest Expense			Loan Balance
	Year Ended December 31			December 31
	2009		2008	2009	2008	Rate	Reprice
	(In thousands)

Long-term notes — senior/unsecured
Floating rate senior note to BMO subsidiary due June 15, 2010	.$	2,526	$8,362	$—	$250,000	12bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due June 13, 2011		12,096	25,469	746,500	746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due August 14, 2012		8,722	34,359	1,100,000	1,100,000	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011		7,092	—	550,000	—	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior/unsecured		$30,436	$68,190	$2,396,500	$2,096,500

Long-term notes — subordinated
Floating rate subordinated note to Bankcorp due December 23, 2012	.$	424	$1,108	$28,500	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013		498	1,261	34,000	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013		347	879	24,000	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014		91	229	6,250	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014		1,310	3,557	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016		1,335	3,583	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total long-term notes — subordinated		$4,005	$10,617	$292,750	$292,750

Total long-term notes	.$	34,441	$78,807	$2,689,250	$2,389,250

	Interest Expense Year Ended		Certificate of Deposit Balance
	December 31		December 31
	2009	2008	2009	2008
	(In thousands)

Certificates of deposit
Certificate of deposit to BMO subsidiary due on March 18, 2008	$—	$4,883	$—	$—	8bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on June 30, 2008	—	14,298	—	—	2.84%	Fixed
Certificate of deposit to BMO subsidiary due on March 31, 2009	4,534	18,713	—	427,655	4.30%	Fixed
Certificate of deposit to BMO subsidiary due on May 29, 2009	632	1,038	—	100,000	35bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on June 30, 2009	484	1,300	—	100,000	35bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on July 31, 2009	696	1,190	—	100,000	38bps + 90 day LIBOR	Quarterly

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Interest Expense Year Ended		Certificate of Deposit Balance
	December 31		December 31
	2009	2008	2009	2008
	(In thousands)

Certificate of deposit to BMO subsidiary due on August 28, 2009	1,281	2,096	—	200,000	38bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on September 28, 2009	7,016	36,205	—	1,000,000	6bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on April 6, 2010	17	—	1,300	—	0.50%	Fixed
Certificate of deposit to BMO subsidiary due on October 10, 2010	2	—	125	—	0.25%	Fixed
Certificate of deposit to BMO subsidiary due on January 28, 2010	2	—	3,121	—	0.12%	Fixed
Certificate of deposit to BMO subsidiary due on July 29, 2011	11,804	16,170	950,000	950,000	93bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on September 29, 2011	9,468	12,609	—	950,000	145bps + 90 day LIBOR	Quarterly

Total certificates of deposit	$35,936	$108,502	$954,546	$3,827,655

25.	Restructuring Charge

During 2007, the Bank recorded a restructuring charge of $18.8 million in the Consolidated Statements of Operations. The objectives of the restructuring were to enhance customer service by directing spending and resources to front-line sales and service improvements, creating more efficient processes and systems and continuing to accelerate the pace of growth.

The charge related to the elimination of positions in primarily non-customer-facing areas of the Bank across all support functions and business groups, lease cancellation payments for those locations where the Bank has legally extinguished its lease obligations as well as costs associated with the carrying value of abandoned assets in excess of their fair market value.

During the years ended December 31, 2009 and 2008, the Bank changed its estimate for restructuring, resulting in a $0.7 million reduction and a $2.7 million reduction, respectively, in the original accrual due primarily to lower severance payments than originally estimated.

The actions under the restructuring program were completed in 2009.

	Severance-Related	Premises-Related
	Charges	Charges	Total
	(In thousands)

Balance at December 31, 2007	$7,050	$—	$7,050
Restructuring reversals during the year	(2,649)	(15)	$(2,664)
(Paid), reversed during the year	(3,539)	15	$(3,524)

Balance at December 31, 2008	$862	$—	$862
Restructuring reversals during the year	(702)	—	(702)
(Paid), reversed during the year	(160)	—	(160)

Balance at December 31, 2009	$—	$—	$—

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

26.	Visa Indemnification Charge

HNA was a member of Visa U.S.A. Inc. (“Visa U.S.A.”) and in 2007 received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering by Visa. HNA and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain indemnified litigation involving Visa that has been settled.

A member bank such as HNA is also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007) for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value. HNA is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. While the estimation of any potential losses is highly judgmental, as of December 31, 2007, HNA recorded a liability and corresponding charge of $34 million (pretax) for the remaining litigation.

The initial public offering (IPO) occurred on March 25, 2008 followed by a mandatory partial redemption of Harris’ restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. During the first quarter of 2008, HNA received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statements of Operations since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. Harris’ share of the U.S. litigation escrow account funding was $17 million which was recognized as a reversal to the litigation reserve and as a decrease to non-interest expense.

On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. As a result, HNA recorded an additional reserve for this matter of $7 million (pretax) during the third quarter as an increase to non-interest expense.

In July 2009 and December 2008 HNA recorded decreases to non-interest expense of $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of December 31, 2009 and 2008, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $14.8 million and $17.8 million, respectively.

27.	Other Assets

Other securities are recorded in Other Assets on the Bank’s Consolidated Statements of Condition and primarily include Federal Reserve stock, Federal Home Loan Bank stock, and Community Reinvestment Act (“CRA”) investments. Other securities totaled $269.2 million at December 31, 2009 and $252.2 million at December 31, 2008.

Federal Reserve stock totaled $70.4 million at year end 2009 and 2008, and FHLB stock totaled $155.0 million at year end 2009 and 2008. The Bank is required to own these securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these financial institutions. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, their fair value is considered to be equal to amortized cost unless there is an identified event that may have a significant adverse effect on their fair value. No other-than-temporary impairment was recorded for Federal Reserve stock or FHLB stock during 2009 or 2008.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or stop the FHLB from paying dividends or redeeming stock without prior approval. The FHLB of

HARRIS N.A AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Chicago last paid a dividend in the third quarter of 2007. Based on evaluations of this investment as of December 31, 2009 and 2008, the Bank believes the cost of the investment will be recovered.

At December 31, 2009, no FHLB stock was pledged as collateral for FHLB advances.

Investments in companies where the Bank does not have significant influence are recorded at cost. Investments in companies where the Bank exerts significant influence are initially recorded at cost and adjusted for the Bank’s proportionate share of the net income or loss of the companies. CRA investments are subject to ongoing impairment reviews.

During 2009, the Bank recorded other-than-temporary impairment of $1.3 million on 27 CRA investments. During 2008, the Bank recorded other-than-temporary impairment of $4.6 million on six CRA investments. Losses related to declines in the estimated fair value of the CRA investments were recorded in the Consolidated Statements of Operations to other-than-temporary impairment losses in 2009 and 2008.

Securities received in satisfaction of debt are recorded at fair value. Fair value is determined using exchange traded prices where available. Otherwise, fair value is determined using other methods such as third party valuations or analysis of discounted cash flows. Securities that are not designated trading or available-for-sale are recorded in other assets.

Other real estate owned (“OREO”) received in satisfaction of debt is included in Other Assets and recorded at the lower of the recorded investment in the loan or the fair value of the real estate received, less estimated selling costs. Any write-down to the fair value of OREO at the time of acquisition is charged to the allowance for loan losses. Losses to OREO arising from subsequent write-downs to fair value are charged to noninterest expense and recognized as a valuation allowance against the OREO. The valuation allowance is increased or decreased (but not below zero) through charges or credits to noninterest expense for changes in the OREO fair value less estimated selling costs.

At December 31, 2009, OREO totaled $10.9 million which was net of the valuation allowance of $0.6 million. The OREO carrying value at December 31, 2008 was $9.9 million, net of the valuation allowance of $1.7 million.

28.	Subsequent Events

The consolidated financial statements have been prepared by management from the books and records of the Corporation and audited by independent certified public accountants. The statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through March 31, 2010.