Form 10-Q
period 2010-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2010-05-13
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on May 13, 2010 was 1,180. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31	March 31
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$662	$916	$50,909
Securities purchased from Harris N.A. under agreement to resell	12,000	22,000	6,367

Total cash and cash equivalents	$12,662	$22,916	$57,276
Notes receivable from Harris N.A.	3,534	3,584	3,948
Securities available-for-sale, at fair value
Mortgage-backed	494,642	515,190	492,633
U.S. Treasury Bills	74,991	39,999	79,999
Other assets	1,786	1,885	1,868

Total assets	$587,615	$583,574	$635,724

Liabilities and Stockholders’ Equity
Accrued expenses	$535	$111	$503
Deferred state tax liabilities	1,225	973	1,060
Payable for security purchased	—	—	49,999

Total liabilities	$1,760	$1,084	$51,562

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Earnings less than of distributions	(431)	(601)	(39)
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities	15,552	12,357	13,467

Total stockholders’ equity	$585,855	$582,490	$584,162

Total liabilities and stockholders’ equity	$587,615	$583,574	$635,724

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$11	$9
Notes receivable from Harris N.A.	57	64
Securities available-for-sale:
Mortgage-backed	5,281	5,382
U.S. Treasury Bills	1	1

Total interest income	$5,350	$5,456

Operating expenses:
Loan servicing fees paid to Harris N.A.	$3	$3
Advisory fees paid to Harris N.A.	62	56
General and administrative	130	120

Total operating expenses	$195	$179

Income before income taxes	$5,155	$5,277
Applicable state income taxes	376	385

Net Income	$4,779	$4,892
Preferred stock dividends	4,609	4,609

Net income available to common stockholder	$170	$283

Basic and diluted earnings per common share	$144	$283

Net income	$4,779	$4,892
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during the period, net of deferred state taxes	3,195	3,635
Less reclassification adjustment for realized (gains) losses included in net income	—	—

Comprehensive income	$7,974	$8,527

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Three Months Ended
	March 31
	2010	2009
	(in thousands)

Balance at January 1	$582,490	$500,244
Net income	4,779	4,892
Other comprehensive income	3,195	3,635
Capital contribution and issuance of common stock	—	80,000
Dividends (preferred stock $0.4609 per share)	(4,609)	(4,609)

Balance at March 31	$585,855	$584,162

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Operating Activities:
Net income	$4,779	$4,892
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in other assets	99	17
Net increase in accrued expenses	424	391
Net increase in payable for security purchased	—	49,999

Net cash provided by operating activities	$5,302	$55,299

Investing Activities:
Repayments of notes receivable from Harris N.A.	$50	$336
Purchases of securities available-for-sale	(82,617)	(128,575)
Proceeds from maturities/redemptions of securities available-for-sale	71,620	48,146

Net cash used in investing activities	$(10,947)	$(80,093)

Financing Activities:
Cash dividends paid on preferred stock	$(4,609)	$(4,609)
Capital contribution and issuance of common stock	—	80,000

Net cash (used in) provided by financing activities	$(4,609)	$75,391

Net (decrease) increase in cash and cash equivalents with Harris N.A.	$(10,254)	$50,597
Cash and cash equivalents with Harris N.A. at beginning of period	22,916	6,679

Cash and cash equivalents with Harris N.A. at end of period	$12,662	$57,276

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2009 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at March 31, 2010.

3.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$477,857	$16,843	$58	$494,642
U.S. Treasury Bills	74,999		8	74,991

Total Securities	$552,856	$16,843	$66	$569,633

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$501,861	$14,214	$885	$515,190
U.S. Treasury Bills	40,000	—	1	39,999

Total Securities	$541,861	$14,214	$886	$555,189

HARRIS PREFERRED CAPITAL CORPORATION

	March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$478,108	$14,525	$—	$492,633
U.S. Treasury Bills	79,998	1	—	79,999

Total Securities	$558,106	$14,526	$—	$572,632

The Company classifies all securities as available-for-sale. The Company has no intent to sell specific securities, and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At March 31, 2010, net unrealized gains on available-for-sale securities were $16.8 million compared to $13.3 million of net unrealized gains on December 31, 2009 and $14.5 million of net unrealized gains at March 31, 2009.

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

The following tables summarize residential mortgage-backed and U.S. Treasuries securities with unrealized losses, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed and U.S. Treasury securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position. As of March 31, 2010 there were no securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses, caused by interest rate increases on investments in mortgage-backed securities and U.S. Treasuries are temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There were no reclassification adjustments for security sales during the periods ended March 31, 2010 and March 31, 2009.

	March 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
			(in thousands)

Residential mortgage-backed	$11,540	$58	$—	$—	$11,540	$58
U.S. Treasury Bills	74,991	8	—	—	74,991	8

Total	$86,531	$66	$—	$—	$86,531	$66

HARRIS PREFERRED CAPITAL CORPORATION

	December 31, 2009
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(in thousands)

Residential mortgage-backed	$104,988	$885	$—	$—	$104,988	$885
U.S. Treasury Bills	39,999	1	—	—	39,999	1

	$144,987	$886	$—	$—	$144,987	$886

March 31, 2009
Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
(in thousands)

Residential mortgage-backed	$1,700	$—	$—	$—	$1,700	$—

The amortized cost and estimated fair value of total available-for-sale securities as of March 31, 2010, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)

Maturities:
Within 1 year	$87,400	$87,495
1 to 5 years	29,375	30,051
5 to 10 years	119,530	126,058
Over 10 years	316,551	326,029

Total	$552,856	$569,633

4.	Fair Value Measurements

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices. Level 2 relies on internal models using observable market information as inputs and Level 3 relies on internal models without observable market information. The Company has investments in U.S. Treasuries that are classified in Level 1 of the fair value hierarchy. The Company has investments in U.S. government sponsored mortgage-backed securities that are classified in Level 2 of the fair value hierarchy. External vendors typically use pricing models to determine fair values for the securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data. There were no changes in valuation techniques or related inputs for the quarter ended March 31, 2010.

HARRIS PREFERRED CAPITAL CORPORATION

The valuation of assets that are measured at fair value on a recurring basis at March 31, 2010, December 31, 2009 and March 31, 2009 are presented in the following table:

	Fair Value	Fair Value Measurements Using
	March 31, 2010	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$494,642	$—	$494,642	$—
U.S. Treasury Bills	74,991	74,991	—	—

	$569,633	$74,991	$494,642	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$515,190	$—	$515,190	$—
U.S. Treasury Bills	39,999	39,999	—	—

	$555,189	$39,999	$515,190	$—

	Fair Value	Fair Value Measurements Using
	March 31, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$492,633	$—	$492,633	$—
U.S. Treasury Bills	79,999	79,999	—	—

	$572,632	$79,999	$492,633	$—

5.	Fair Value of Financial Instruments

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

HARRIS PREFERRED CAPITAL CORPORATION

The estimated fair values of the Company’s financial instruments at March 31, 2010 are presented in the following table.

	March 31, 2010
	Carrying	Fair
	Value	Value
	(in thousands)

Assets
Cash on deposit with Harris N.A.	$662	$662
Securities purchased from Harris N.A. under agreement to resell	12,000	12,000
Notes receivable from Harris N.A.	3,534	4,743
Securities available-for-sale	569,633	569,633
Accrued interest receivable	1,786	1,786

Total on-balance-sheet financial assets	$587,615	$588,824

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward- looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in the Company’s 2009 Form 10-K and in the “Risk Factors” section included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

Results of Operations

First Quarter 2010 Compared with First Quarter 2009

The Company’s net income for the first quarter of 2010 was $4.8 million, compared to $4.9 million from the first quarter 2009.

Interest income on securities purchased under agreement to resell for the first quarter of 2010 was $11 thousand, on an average balance of $60 million, with an annualized yield of 0.08%. During the same period in 2009, the interest income on securities purchased under agreement to resell was $9 thousand, on an average balance of $34 million, with an annualized yield of 0.11%. The Federal Fund rate at March 31, 2010 was 0.16% compared to the Federal Fund rate at March 31, 2009 of .18%. First quarter 2010 interest income on the Notes totaled $57 thousand and yielded 6.4% on $3.5 million of average principal outstanding for the quarter compared to $64 thousand and a 6.4% yield on $4 million average principal outstanding for first quarter 2009. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. At March 31, 2010 and 2009, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $5.3 million resulting in a yield of 4.25% on an average balance of $498 million, compared to $5.4 million with a yield of 4.52% on an average balance of $476 million for

HARRIS PREFERRED CAPITAL CORPORATION

the same period a year ago. Virtually all income in the current quarter was attributable to the residential mortgage-backed security portfolio.

There were no Company borrowings during first quarter 2010 or 2009.

First quarter 2010 operating expenses totaled $195 thousand, an increase of $16 thousand or 9% from the first quarter of 2009. General and administrative expenses totaled $130 thousand, an increase of $10 thousand over the same period in 2009, primarily due to increases in processing costs. Advisory fees for the first quarter 2010 were $62 thousand compared to $56 thousand a year earlier, primarily due to an increase in filing production costs.

On March 30, 2010, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2010 as declared on March 3, 2010. On March 30, 2009, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2009 as declared on March 4, 2009.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. Prior approval from the OCC was received for the most recent dividend declaration in March 2010. With respect to any dividends on the Preferred Shares that may be declared by the Company’s Board of Directors in the second quarter ended June 30, 2010, the Company has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC for subsequent quarters of 2010. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $5.3 million provided from operations during the three months ended March 31, 2010, were $71.6 million from the maturities of securities available-for-sale. In the prior period ended March 31, 2009, the primary sources of funds other than $55.3 million from operations were $48.1 million from the maturities of securities available-for-sale and the $80 million capital contribution received by the Company from the sale of its common stock.. The primary uses of funds for the three months ended March 31, 2010 were $82.6 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. Net cash used in financing activities were $4.6 million compared to $75.4 million provided by the prior period ended March 31, 2009. The primary reason was the issuance of stock and capital contribution from the Company’s parent totaling $80 million. For the prior year’s quarter ended March 31, 2009, the primary uses of funds were $128.6 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2009.

Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (subsequently codified in FASB ASC 860) in June 2009. The standard removes the concept of a qualifying special-purpose entity (“QSPE”). It also creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The standard became effective January 1, 2010. The adoption of the standard did not impact the Company’s financial position or results of operations for the current quarter.

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (subsequently codified in FASB ASC 810) in June 2009. The standard changes the criteria by which an enterprise determines whether it must consolidate a variable interest entity (“VIE”). It amends the existing guidance to require an enterprise to consolidate a VIE if it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. Existing guidance requires an enterprise to consolidate a VIE if it absorbs a majority of the expected losses or residual returns, or both. A continuous assessment of which party must consolidate a VIE will be required, rather than an assessment only when certain trigger events occur. In addition, the new standard requires an enterprise to assess if VIEs that were previously QSPEs must be consolidated by the enterprise. The standard became effective January 1, 2010. The adoption of this standard did not impact the Company’s financial position or results of operations for the current quarter.

Tax Matters

As of March 31, 2010, the Company believes that it is in full compliance with the REIT federal tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of Harris N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and

HARRIS PREFERRED CAPITAL CORPORATION

(3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 7.3%. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. For the first quarter of 2010, $376,000 Illinois income tax was recorded compared to $385,000 in the first quarter 2009.

Other Information

On January 22, 2010, Moody’s Investors Services, Inc. (“Moody’s”) downgraded its long-term ratings for Bank of Montreal (“BMO”) (the Company’s ultimate parent). BMO’s deposit rating dropped to Aa2 from Aa1 and its bank financial strength rating (BFSR) fell to B- from B as was reported in our 2009 Form 10-K. Further, Moody’s downgraded BMO’s preferred stock securities (which include non-cumulative preferred shares and other hybrid capital instruments) four notches to BaaI from Aa3. The first notch reflected the BFSR downgrade. The other three notches were a consequence of Moody’s implementing a revised methodology for rating bank hybrid securities. At that time, Moody’s downgraded the bank financial strength rating of the Bank to C+ from B-. In addition, Moody’s lowered its rating for the Company’s Preferred Stock from A2 to Baa1 and described this action as reflecting both the BFSR downgrade and Moody’s implementation of the aforementioned revised methodology. Prior to the most recent downgrade, as reported in our Form 10-Q for the period ending September 30, 2009, on October 22, 2009, Moody’s downgraded the Company’s Preferred Stock from AI to A2

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	March 31	December 31	March 31
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$698,079	$904,865	$1,098,403
Money market assets:
Interest-bearing deposits at banks ($9.9 billion, $8.4 billion, and $10.1 billion held at Federal Reserve Bank at March 31, 2010, December 31, 2009, and March 31, 2009 respectively)	10,469,146	9,231,581	11,134,016
Federal funds sold and securities purchased under agreement to resell	350,293	174,979	326,313

Total cash and cash equivalents	$11,517,518	$10,311,425	$12,558,732
Securities available-for-sale at fair value	5,127,868	5,898,831	7,009,807
Trading account assets and derivative instruments	1,367,868	1,353,509	1,302,193
Loans, net of unearned income	22,104,790	23,175,717	25,099,589
Allowance for loan losses	(693,686)	(680,782)	(607,561)

Net loans	$21,411,104	$22,494,935	$24,492,028
Loans held for sale	30,736	29,974	72,587
Premises and equipment	523,208	526,623	521,719
Bank-owned insurance	1,348,093	1,339,657	1,315,451
Goodwill and other intangible assets	807,132	817,507	772,696
Other assets	1,262,265	1,199,166	1,137,105

Total assets	$43,395,792	$43,971,627	$49,182,318

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$9,590,125	$9,704,773	$12,055,125
— interest-bearing (includes $870.2 million, $707.4 million and $156.2 million measured at fair value at March 31, 2010, December 31, 2009 and March 31, 2009, respectively)	19,559,425	18,968,058	24,086,415
Deposits in foreign offices — interest-bearing	1,384,778	1,622,410	806,129

Total deposits	$30,534,328	$30,295,241	$36,947,669
Federal funds purchased	227,184	236,099	299,678
Securities sold under agreement to repurchase	2,176,265	2,512,490	1,541,936
Short-term borrowings	384,921	717,050	593,229
Accrued interest, taxes and other expenses	145,168	172,618	194,142
Accrued pension and post-retirement	23,777	58,393	113,228
Other liabilities	578,241	643,289	592,350
Long-term notes — senior/unsecured	2,396,500	2,396,500	2,096,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	200,000	292,750	292,750

Total liabilities	$39,041,384	$39,699,430	$45,046,482

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 17,767,512 shares at March 31, 2010, 17,534,512 shares at December 31, 2009, and 17,149,512 shares at March 31, 2009	$177,675	$175,345	$171,495
Surplus	2,413,757	2,322,917	2,172,217
Retained earnings	1,630,329	1,621,719	1,737,956
Accumulated other comprehensive loss	(117,353)	(97,784)	(195,832)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$4,104,408	$4,022,197	$3,885,836
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000	250,000

Total stockholder’s equity	$4,354,408	$4,272,197	$4,135,836

Total liabilities and stockholder’s equity	$43,395,792	$43,971,627	$49,182,318

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2010	2009
	(in thousands)

Interest Income
Loans	$255,058	$287,978
Money market assets:
Deposits at banks	5,784	6,386
Federal funds sold and securities purchased under agreement to resell	62	455
Trading account assets	2,950	2,537
Securities available-for-sale:
U.S. Treasury and federal agency	15,998	34,269
State and municipal	12,421	13,853
Other	1,468	4,110

Total interest income	$293,741	$349,588

Interest Expense
Deposits	$42,769	$111,980
Short-term borrowings	1,752	1,897
Short-term senior notes	—	6
Long-term notes — senior/unsecured	22,479	10,317
Long-term notes — senior/secured	12,240	2,832
Long-term notes — subordinated	467	1,650

Total interest expense	$79,707	$128,682

Net Interest Income	$214,034	$220,906
Provision for loan losses	91,727	93,094

Net Interest Income after Provision for Loan Losses	$122,307	$127,812

Noninterest Income
Trust and investment management fees	$20,562	$18,782
Net money market and bond trading income, including derivative activity	13,857	4,432
Foreign exchange trading gains, net	2,913	2,625
Service charges and fees	46,910	47,646
Charge card income	29,294	56
Equity securities gains, net	2,175	1,952
Net securities gains, other than trading	1,674	28,669
Other-than-temporary impairment on securities	(21)	(183)
Bank-owned insurance	11,900	11,103
Letter of credit fees	5,386	5,094
Net gains on loans held for sale	4,095	1,729
Other	10,700	9,007

Total noninterest income	$149,445	$130,912

Noninterest Expenses
Salaries and other compensation	$94,010	$92,879
Pension, profit sharing and other employee benefits	29,739	30,732
Net occupancy	24,969	26,984
Equipment	20,048	17,502
Marketing	11,891	8,825
Communication and delivery	7,372	7,647
Professional fees	21,126	28,219
Outside information processing, database and network fees	8,505	8,979
FDIC Insurance	11,234	15,034
Intercompany services, net	(2,948)	(184)
Charge card expense	7,305	—
Amortization of intangibles	5,688	7,106
Other	23,753	18,242

Total noninterest expenses	$262,692	$261,965

Income (loss) before income tax benefit	$9,060	$(3,241)
Applicable income tax benefit	(4,159)	(11,335)

Net income	$13,219	$8,094
Less: noncontrolling interest — dividends on preferred stock of subsidiary	4,609	4,609

Net Income Available for Common Stockholder	$8,610	$3,485

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31
	2010	2009
	(in thousands)

Net income	$13,219	$8,094
Other comprehensive income:
Cash flow hedges:
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of ($10,213) in 2010 and $9,147 in 2009	(18,966)	16,988
Reclassification adjustment for realized losses included in net income, net of tax benefit of $390 in 2010 and $1,681 in 2009	723	3,121
Pension and postretirement medical benefit plans:
Net gain and net prior service cost, net of tax expense of $1,318 in 2010 and $3,531 in 2009	4,893	6,557
Reclassification adjustment for amortization included in net income, net of tax benefit of $663 and $366 in 2009	1,231	681
Available-for-sale securities:
Unrealized holding (losses) gains arising during the period, net of tax (benefit) expense of ($4,904) in 2010 and $799 in 2009	(6,362)	1,495
Reclassification adjustment for realized gains included in net income, net of tax expense of $586 in 2010 and $10,034 in 2009	(1,088)	(18,635)

Other comprehensive (loss) income	$(19,569)	$10,207

Comprehensive (loss) income	$(6,350)	$18,301
Comprehensive income related to noncontrolling interest	4,609	4,609

Comprehensive (loss) income available for common stockholder	$(10,959)	$13,692

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated	Noncontrolling
				Other	Interest —	Total
	Common		Retained	Comprehensive	Preferred Stock	Stockholder’s
	Stock	Surplus	Earnings	Loss	of Subsidiary	Equity
	(in thousands except per share data)

Balance at December 31, 2009	$175,345	$2,322,917	$1,621,719	$(97,784)	$250,000	$4,272,197
Stock option exercise	—	170	—	—	—	170
Net income	—	—	8,610	—	4,609	13,219
Dividends — preferred stock of subsidiary	—	—	—	—	(4,609)	(4,609)
Other comprehensive loss	—	—	—	(19,569)	—	(19,569)
Issuance of common stock and contribution to capital surplus	2,330	90,670	—	—	—	93,000

Balance at March 31, 2010	$177,675	$2,413,757	$1,630,329	$(117,353)	$250,000	$4,354,408

Balance at December 31, 2008	$171,495	$2,172,030	$1,734,471	$(206,039)	$250,000	$4,121,957
Stock option exercise	—	187	—	—	—	187
Net income	—	—	3,485	—	4,609	8,094
Dividends — preferred stock of subsidiary	—	—	—	—	(4,609)	(4,609)
Other comprehensive income	—	—	—	10,207	—	10,207

Balance at March 31, 2009	$171,495	$2,172,217	$1,737,956	$(195,832)	$250,000	$4,135,836

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2010	2009

Cash Flows from Operating Activities:
Net income	$13,219	$8,094
Less: noncontrolling interest — dividends on preferred stock of subsidiary	4,609	4,609

Net income available for common stockholder	$8,610	$3,485
Adjustments to determine net cash flows provided by (used in) operating activities:
Provision for loan losses	91,727	93,094
Depreciation and amortization, including intangibles	25,907	25,221
Deferred tax expense	63,340	7,874
Excess tax expense from stock options exercise	59	—
Other-than-temporary impairment on securities	21	183
Net gains on securities, other than trading	(1,674)	(28,669)
Net equity investment gains	(2,175)	(1,952)
Increase in bank-owned insurance	(8,436)	(11,136)
Net (increase) decrease in trading securities	(21,374)	142,933
Decrease in accrued interest receivable	2,015	23,027
(Increase) decrease in prepaid expenses	(97,129)	2,359
Decrease in accrued interest payable	(4,437)	(16,454)
Net increase in accrued tax payable to other assets	(65,210)	(13,329)
Decrease in other accrued expenses	(51,373)	(6,292)
Net change in pension and post retirement benefits	(26,511)	(47,570)
Origination of loans held for sale	(198,396)	(211,016)
Proceeds from sale of loans held for sale	201,729	169,702
Net gains on loans held for sale	(4,095)	(1,729)
Net (gains) losses on sale of premises and equipment	(782)	321
Recoveries on charged-off loans	17,782	16,168
Net increase in settlement clearing account	—	(43,367)
Net increase (decrease) in marked to market hedging derivatives	23,076	(29,752)
Other, net	(16,249)	(39,977)

Net cash provided by (used in) operating activities	$(63,575)	$33,124

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$338,525	$2,830,608
Proceeds from maturities of securities available-for-sale	1,414,986	1,054,551
Purchases of securities available-for-sale	(1,000,715)	(1,866,025)
Net decrease in loans	974,322	1,220,867
Purchases of premises and equipment	(16,690)	(19,065)
Sales of premises and equipment	1,670	12,999
Acquisitions, net of cash acquired	—	(3,423)

Net cash provided by investing activities	$1,712,098	$3,230,512

Cash flows from Financing Activities:
Net increase (decrease) in deposits	$76,285	$(16,484,679)
Net increase in deposits measured at fair value	162,802	78,504
Net decrease in Federal funds purchased and securities
sold under agreement to repurchase	(345,140)	(1,738,669)
Net (decrease) increase in other short-term borrowings	(332,129)	233,753
Net decrease in short-term senior notes	—	(75,000)
Repayment of long-term notes — subordinated	(92,750)	—
Net proceeds from stock options exercise	170	187
Excess tax expense from stock options exercise	(59)	—
Capital contributions	93,000	—
Cash dividends paid on preferred stock	(4,609)	(4,609)

Net cash used in financing activities	$(442,430)	$(17,990,513)

Net increase (decrease) in cash and cash equivalents	$1,206,093	$(14,726,877)
Cash and cash equivalents at January 1	10,311,425	27,285,609

Cash and cash equivalents at March 31	$11,517,518	$12,558,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On December 31, 2009, BMO and the Bank acquired the net cardholder receivables and other assets and obligations of the Diners Club North American franchise from Citigroup for initial cash consideration of $678 million, subject to a post-closing adjustment based on all parties’ final agreement of the net asset value transferred. Final settlement is scheduled during second quarter of 2010. The acquisition of the net cardholder receivables of Diners Club gives the Bank the right to issue Diners Club cards to corporate and professional clients in the United States and will accelerate the Bank’s initiative to expand in the travel-and-entertainment card sector. As part of this acquisition, the Bank recorded a purchased credit card relationship intangible asset estimated at $44.3 million which will be amortized on an accelerated basis over 15 years. The Bank recorded goodwill of $17.8 million which is expected to be deductible for tax purposes. The gross contractual amount of receivables was $743.2 million and the fair value was $704.6 million. Acquisition-related costs of $0.6 million for the year ended December 31, 2009 were recorded to noninterest expense. The results of the operations have been included in the Bank’s consolidated financial statements since January 1, 2010. As of March 31, 2010 a preliminary contractual true up of $48.4 million was received from Citigroup mainly due to the overestimation of initial credit card loan balances of $56.7 million. As a result, goodwill was decreased by $6.3 million and the credit card relationship intangible asset was increased by $3.4 million.

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

The interim consolidated financial statements have been prepared by management from the books and records of the Bank, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through May 13, 2010.

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the three months ended March 31 totaled $84.1 million and $145.1 million in

HARRIS N.A. AND SUBSIDIARIES

2010 and 2009, respectively. Cash income tax refunds received for the three months ended March 31, 2010 totaled $915 thousand. Cash income tax payments for the three months ended March 31, 2009 totaled $294 thousand.

4.	Visa Indemnification Charge

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

In July 2009 and December 2008, HNA recorded decreases to non-interest expense of $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of March 31, 2010, December 31, 2009 and March 31, 2009, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $14.8 million, $14.8 million and $17.8 million, respectively.

5.	Auction Rate Securities Purchase Program

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

In addition, in 2008 a settlement with the Financial Industry Regulatory Authority (“FINRA”) required Harris Investor Services, Inc. (“HIS”), an affiliate of the Bank, to purchase specific holdings of ARS from certain client accounts at par value plus accrued interest and levied a penalty of $150 thousand on HIS. In addition to the required terms of the FINRA settlement, management of HIS and three other legal entities within HFC offered to purchase certain other customer ARS holdings under similar terms. For the ARS holdings purchased by the Bank, the gross par value of ARS holdings purchased was $93.1 million plus accrued interest. A discounted cash flow valuation

HARRIS N.A. AND SUBSIDIARIES

methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads. The difference between the estimated fair values and the par values paid by the Bank resulted in a pre-tax charge of $21.8 million for the year ended December 31, 2008 in addition to the legal costs of $185 thousand. The charge was recorded in noninterest expense on the Consolidated Statements of Operations.

Remaining ARS were purchased during 2009 and had a gross par value of $8.6 million. A minimal pre-tax charge was recorded for the year ended December 31, 2009 for the difference between the estimated fair values and the par values paid by the Bank. The charge was recorded in noninterest expense in the Consolidated Statements of Operations. During the quarter ended March 31, 2010 ARS with a gross par value of $6.7 million were called and a gain of $1.7 million was recorded to net securities gains, other than trading in the Consolidated Statements of Operations. The fair value of ARS was $61.2 million as of March 31, 2010, $73.6 million as of December 31, 2009 and $61.3 million as of March 31, 2009. The ARS purchased are classified as available-for-sale.

6.	Health Care Legislation

In March 2010, new health care legislation (The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act) was enacted that changed the tax treatment of the subsidy associated with postretirement medical benefits. The legislation reduced the tax deductions for the cost of providing postretirement prescription drug coverage by the amount of subsidies received. With enactment of the legislation, the Bank was required to write off any deferred tax asset as a tax expense through the income statement, even if a portion of such asset had initially been established through OCI. As a result of this legislation, the Bank recorded tax expense of $5.5 million during the quarter ended March 31, 2010.

7.	Noncontrolling Interests

The Bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB 51,” (subsequently codified in Accounting Standards Codification (“ASC”) Topic 810-10-65) on January 1, 2009. The standard requires noncontrolling interests held by parties other than the parent to be reported as equity in the consolidated financial statements. The Bank has a subsidiary that is less than wholly-owned and the noncontrolling interest in the preferred stock of the subsidiary is held by third parties. The noncontrolling interest in the subsidiary’s preferred stock is presented as a component of stockholder’s equity in the Consolidated Statements of Condition. Net income attributable to the noncontrolling interest is separately presented in the Consolidated Statements of Operations, outside of net income.

8.	FDIC Special Assessment

On December 30, 2009 the FDIC required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. The Bank made a payment of $114 million which was recorded as prepaid expense within other assets. As the Bank is charged monthly for FDIC insurance, the Bank will decrease the prepaid expense and charge FDIC insurance expense until the prepaid amount is exhausted. Any prepaid amounts unused at June 30, 2013 will be returned to the Bank. Starting in 2010, fees increased from 10 basis points on an annual basis, to 15 basis points.

9.	Recent accounting standards

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (subsequently codified in FASB ASC 860) in June 2009. The standard removes the concept of a qualifying special-purpose entity (“QSPE”). It also creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale. The standard is effective January 1, 2010. The adoption of the standard did not impact the Bank’s financial position or results of operations for the current quarter.

HARRIS N.A. AND SUBSIDIARIES

The FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (subsequently codified in FASB ASC 810) in June 2009. The standard changes the criteria by which an enterprise determines whether it must consolidate a variable interest entity (“VIE”). It amends the existing guidance to require an enterprise to consolidate a VIE if it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. Existing guidance requires an enterprise to consolidate a VIE if it absorbs a majority of the expected losses or residual returns, or both. A continuous assessment of which party must consolidate a VIE will be required, rather than an assessment only when certain trigger events occur. In addition, the new standard requires an enterprise to assess if VIEs that were previously QSPEs must be consolidated by the enterprise. The standard is effective January 1, 2010. The adoption of this standard did not impact the Bank’s financial position or results of operations for the current quarter.

10.	Subsequent Event

On April 23, 2010, the Bank announced the acquisition of certain assets and liabilities of Rockford, Illinois-based, AMCORE Bank N.A. from the FDIC. The Bank assumed approximately $2.5 billion in assets, including approximately $2.0 billion in loans and $2.1 billion in deposits. The acquisition provides the Bank the opportunity to expand its branch network into communities in northern Illinois and southern Wisconsin.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

First Quarter 2010 Compared with First Quarter 2009

Summary

For the first quarter 2010, Harris N.A. and subsidiaries (“Bank”) reported net income of $8.6 million, an increase of $5.1 million from the first quarter of 2009, reflecting greater revenue mainly due to increased trading income and higher charge card fees resulting from the purchase of the Diners Club North American franchise from Citigroup, which closed at the end of December 2009.

Net interest income was $214.0 million, down $6.9 million or 3.1 percent from a year ago, largely due to a decline in average earning assets to $38.4 billion in the first quarter of 2010 from $47.2 billion in 2009. This primarily reflects decreases in interest bearing deposits placed at the Federal Reserve Bank ($3.5 billion), loan balances ($3.0 billion) and the available for sale securities portfolio ($2.2 billion). The decline in assets was somewhat offset by a 40 basis point increase in the net interest margin to 2.31 percent from 1.91 percent in the first quarter of 2009. The higher margin mainly reflects reduced interest costs on deposits and other borrowings plus the reduction in the level of low yield interest bearing deposits placed at the Federal Reserve Bank.

Provision for loan losses for the first quarter 2010 was $91.7 million, a decrease of $1.4 million from first quarter 2009 attributed to a decrease in reserves for specific commercial credits largely offset by an increase in consumer charge-offs and $8.5 million provision associated with the Diners Club portfolio acquired in December of 2009. Net loan charge-offs during the quarter were $79.6 million compared to $58.3 million in the same period last year primarily due to increases in consumer charge-offs. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the first quarter 2010 was $149.4 million, an increase of $18.5 million or 14.2 percent. This reflects $29.2 million of charge card income due to the Diners Club acquisition, higher trading income ($9.4 million), gains on sale of loans ($2.4 million) and trust fees ($1.8 million) partially offset by a decrease in net gains on securities other than trading ($27.0 million) from a year ago.

First quarter 2010 noninterest expenses were $262.7 million, up slightly from first quarter 2009. Higher expenses associated with the Diners Club credit card portfolio ($11.6 million) were largely offset by lower expenses for professional services ($7.1 million) and FDIC insurance ($3.8 million). The income tax benefit decreased $7.2 million from the first quarter of 2009 primarily due to a change from pre-tax loss to pre-tax income which is offset by permanent tax items.

Nonperforming loans at March 31, 2010 totaled $609 million or 2.75 percent of total loans, up from $486 million or 2.10 percent of total loans at December 31, 2009 and $579 million or 2.31 percent a year earlier, primarily attributable to higher commercial non-performing loans. At March 31, 2010, the allowance for loan losses was $694 million, equal to 3.14 percent of loans outstanding compared to $681 million or 2.94 percent of loans outstanding and $608 million or 2.42 percent of loans outstanding at December 31, 2009 and March 31, 2009, respectively. Coverage of nonperforming loans by the allowance for loan losses increased from 105 percent at March 31, 2009 to 114 percent at March 31, 2010. At December 31, 2009, the ratio was 140 percent. Ratios reflect the sale of loans in 2009 to psps Holdings, LLC, a subsidiary of Harris Financial Corp., in the amount of $503 million.

At March 31, 2010 consolidated stockholder’s equity of the Bank amounted to $4.4 billion, up $82 million from December 31, 2009, mainly due to a capital contribution of $93 million from Harris Bankcorp, Inc. during the quarter. Return on equity was 0.88 percent in the current quarter, compared to 0.37 percent in last year’s first quarter. Return on assets was 0.08 percent compared to 0.03 percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At March 31, 2010 Tier 1 capital of the Bank amounted to $3.7 billion, up $0.1 billion from a year ago, while risk-weighted assets declined by $3.5 billion to $29.2 billion. The Bank’s March 31, 2010 Tier 1 and total risk-based capital ratios were 12.56 percent and 14.48 percent compared to respective ratios of 11.46 percent and 13.55 percent at December 31, 2009 and 10.95 percent and 13.09 percent at March 31, 2009. The regulatory leverage capital ratio was 8.89 percent for the first quarter of 2010 compared to 8.82 percent at year-end 2009 and 7.05 percent a year ago. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 6.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	Apr. 1, 2010 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2010	2011	2012	2013	2014	Thereafter	Total	March 31, 2010

Residential mortgage-backed
Amortized cost	$8,643	$13,195	$—	$11,240	$6,375	$438,404	$477,857	$494,642
Average Yield	4.05%	4.00%	—	4.00%	4.00%	4.49%	4.45%
U.S. Treasury Bills
Amortized cost	$74,999	$—	$—	$—	$—	$—	$74,999	$74,991
Average Yield	0.076%						0.076%

At March 31, 2010, December 31, 2009 and March 31, 2009, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2010. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

(b)	Changed in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

31.1  Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2  Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May 2010.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer