Form 10-Q
period 2010-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2010-08-12
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on August 12, 2010 was 1,180. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30	December 31	June 30
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$829	$916	$729
Securities purchased from Harris N.A. under agreement to resell	12,500	22,000	10,672

Total cash and cash equivalents	$13,329	$22,916	$11,401
Notes receivable from Harris N.A.	3,459	3,584	3,896
Securities available for sale, at fair value
Mortgage-backed	515,492	515,190	566,047
U.S. Treasury Bills	59,998	39,999	—
Other assets	1,808	1,885	2,094

Total assets	$594,086	$583,574	$583,438

Liabilities and Stockholders’ Equity
Accrued expenses	$111	$111	$869
Deferred state tax liabilities	1,720	973	846

Total liabilities	$1,831	$1,084	$1,715

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Earnings in excess of (less than) distributions	(320)	(601)	250
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities, net of tax	21,841	12,357	10,739

Total stockholders’ equity	$592,255	$582,490	$581,723

Total liabilities and stockholders’ equity	$594,086	$583,574	$583,438

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands, except share date)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$27	$8	$38	$17
Notes receivable from Harris N.A.	56	62	113	127
Securities available for sale:
Mortgage-backed	5,126	5,612	10,407	10,994
U.S. Treasury Bills	2	1	3	1

Total interest income	$5,211	$5,683	$10,561	$11,139

Operating expenses:
Loan servicing fees paid to Harris N.A.	$3	$3	$6	$6
Advisory fees paid to Harris N.A.	39	41	102	97
General and administrative	77	74	207	194

Total operating expenses	$119	$118	$315	$297

Income before income taxes	$5,092	$5,565	$10,246	$10,842
Applicable state income taxes	371	406	747	791

Net Income	$4,721	$5,159	$9,499	$10,051
Preferred stock dividends	4,609	4,609	9,218	9,218

Net income available to common stockholder	$112	$550	$281	$833

Basic and diluted earnings per common share	$94	$466	$237	$746

Net income	$4,721	$5,159	$9,499	$10,051
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of deferred state taxes	6,289	(2,728)	9,484	907
Less reclassification adjustment for realized (gains) losses included in net income	—	—	—	—

Comprehensive income	$11,010	$2,431	$18,983	$10,958

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Six Months Ended
	June 30
	2010	2009
	(in thousands)

Balance at January 1	$582,490	$500,244
Net income	9,499	10,051
Other comprehensive income	9,484	907
Capital contribution and issuance of common stock	—	80,000
Dividends on common stock	—	(261)
Dividends on preferred stock ($0.4609 per share)	(9,218)	(9,218)

Balance at June 30	$592,255	$581,723

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)

Operating Activities:
Net income	$9,499	$10,051
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in other assets	75	(209)
Net increase in accrued expenses	—	756

Net cash provided by operating activities	$9,574	$10,598

Investing Activities:
Repayments of notes receivable from Harris N.A.	$125	$388
Purchases of securities available for sale	(189,499)	(261,617)
Proceeds from maturities/redemptions of securities available-for-sale	179,431	184,832

Net cash used in investing activities	$(9,943)	$(76,397)

Financing Activities:
Cash dividends paid on preferred stock	$(9,218)	$(9,218)
Cash dividends paid on common stock	—	(261)
Capital contribution and issuance of common stock	—	80,000

Net cash (used in) provided by financing activities	$(9,218)	$70,521

Net (decrease) increase in cash and cash equivalents with Harris N.A.	$(9,587)	$4,722
Cash and cash equivalents with Harris N.A. at beginning of period	22,916	6,679

Cash and cash equivalents with Harris N.A. at end of period	$13,329	$11,401

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2009 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at June 30, 2010.

3.	Securities

The amortized cost and estimated fair value of securities available for sale were as follows:

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$491,931	$23,561	$—	$515,492
U.S. Treasury Bills	59,998	—	—	59,998

Total Securities	$551,929	$23,561	$—	$575,490

HARRIS PREFERRED CAPITAL CORPORATION

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$501,861	$14,214	$885	$515,190
U.S. Treasury Bills	40,000	—	1	39,999

Total Securities	$541,861	$14,214	$886	$555,189

	June 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$554,463	$13,207	$1,623	$566,047

The Company classifies all securities as available for sale. The Company has no intent to sell specific securities and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At June 30, 2010, net unrealized gains on available-for-sale securities were $23.6 million compared to $13.3 million of net unrealized gains on December 31, 2009 and $11.6 million of net unrealized gains at June 30, 2009.

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

The following tables summarize residential mortgage-backed and U.S. Treasuries securities with unrealized losses, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed and U.S. Treasury securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position. As of June 30, 2010 and 2009, there were no securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses, caused by interest rate increases on investments in mortgage-backed securities and U.S. Treasuries, are temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments and does not anticipate being required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There were no reclassification adjustments for security sales

HARRIS PREFERRED CAPITAL CORPORATION

during the periods ended June 30, 2010 and June 30, 2009. There were no unrealized losses on securities as of June 30, 2010.

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

The amortized cost and estimated fair value of total available-for-sale securities as of June 30, 2010, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)

Maturities:
Within 1 year	$75,827	$76,014
1 to 5 years	17,563	17,968
5 to 10 years	140,906	150,518
Over 10 years	317,633	330,990

Total	$551,929	$575,490

4.	Fair Value Measurements

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices. Level 2 relies on valuation models using observable market information as inputs and Level 3 relies on internal models without observable market information. The Company has investments in U.S. Treasuries that are classified in Level 1 of the fair value hierarchy. The Company has investments in U.S. government sponsored mortgage-backed securities that are classified in Level 2 of the fair value hierarchy. External vendors typically use pricing models to determine fair values for the securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data.

HARRIS PREFERRED CAPITAL CORPORATION

Assets that are measured at fair value on a recurring basis at June 30, 2010, December 31, 2009 and June 30, 2009 are presented in the following table:

	Fair Value	Fair Value Measurements Using
	June 30, 2010	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$515,492	$—	$515,492	$—
U.S. Treasury	59,998	59,998	—	—

	$575,490	$59,998	$515,492	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$515,190	$—	$515,190	$—
U.S. Treasury	39,999	39,999	—	—

	$555,189	$39,999	$515,190	$—

	Fair Value	Fair Value Measurements Using
	June 30, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$566,047	$—	$566,047	$—

5.	Fair Value of Financial Instruments

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

The carrying amounts for cash and demand balances due from banks along with short-term money market assets (including securities purchased under agreement to resell) and accrued interest receivable reported on the Company’s Consolidated Balance Sheets were considered to be the best estimates of fair value for these financial instruments due to their short term nature.

The fair value of notes receivable from Harris N.A. was estimated using a discounted cash flow calculation utilizing current market rates offered by Harris N.A. as the discount rates.

The fair value of securities available for sale and the methods used to determine fair value are provided in Notes 3 and 4 to the Consolidated Financial Statements.

HARRIS PREFERRED CAPITAL CORPORATION

The estimated fair values of the Company’s financial instruments at June 30, 2010 are presented in the following table.

	June 30, 2010
	Carrying	Fair
	Value	Value
	(in thousands)

Assets
Cash on deposit with Harris N.A.	$829	$829
Securities purchased from Harris N.A. under agreement to resell	12,500	12,500
Notes receivable from Harris N.A.	3,459	5,317
Securities available for sale	575,490	575,490
Accrued interest receivable	1,808	1,808

Total on-balance-sheet financial assets	$594,086	$595,944

6.	Operating Segment

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

Results of Operations

Second Quarter 2010 Compared with Second Quarter 2009

The Company’s net income for the second quarter of 2010 was $4.7 million, compared to $5.2 million from the second quarter 2009.

Interest income on securities purchased under agreement to resell for the second quarter of 2010 was $27 thousand, on an average balance of $72 million, with an annualized yield of 0.15%. During the same period in 2009, the interest income on securities purchased under agreement to resell was $8 thousand, on an average balance of $31 million, with an annualized yield of 0.10%. The Federal Funds rate at June 30, 2010 was 0.18%. Second quarter 2010 interest income on the Notes totaled $56 thousand and yielded 6.4% on $3.5 million of average principal

HARRIS PREFERRED CAPITAL CORPORATION

outstanding for the quarter compared to $62 thousand and a 6.4% yield on $3.9 million average principal outstanding for second quarter 2009. The decrease in interest income was attributable to a reduction in the Notes balance resulting from customer payoffs in the Securing Mortgage Loans. At June 30, 2010 and 2009, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available for sale for the current quarter was $5.1 million resulting in a yield of 4.17% on an average balance of $492 million, compared to $5.6 million with a yield of 4.16% on an average balance of $539 million for the same period a year ago. Virtually all income in the current quarter was attributable to the residential mortgage-backed security portfolio.

There were no Company borrowings during second quarter 2010 or 2009.

Second quarter 2010 operating expenses totaled $119 thousand, an increase of 1% from the second quarter of 2009. General and administrative expenses totaled $77 thousand, an increase of $3 thousand over the same period in 2009, primarily due to increases in processing costs. Advisory fees for the second quarter 2010 were $39 thousand compared to $41 thousand a year earlier.

On June 30, 2010, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2010 as declared on May 26, 2010. On June 30, 2009, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2009 as declared on May 28, 2009. On June 22, 2009 the Company paid a cash dividend in the amount of $261,477 to the common stockholder of record on June 15, 2009.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. Prior approval from the OCC was received for the most recent dividend declaration in June 2010. With respect to any dividends on the Preferred Shares that may be declared by the Company’s Board of Directors in the third quarter ended September 30, 2010, the Company has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC for subsequent quarters of 2010. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained.

Six Months Ended June 30, 2010 compared with June 30, 2009

The Company’s net income for the six months ended June 30, 2010 was $9.5 million. This represented a $553 thousand or 5.5% decrease from earnings for the six months ended June 30, 2009. Earnings decreased primarily because of lower interest yields on lower average balances of earning assets in 2010 compared to 2009.

Interest income on securities purchased under agreement to resell for the six months ended June 30, 2010 was $38 thousand, on an average balance of $66 million, with a yield of 0.12%. During the same period in 2009, the interest income on securities purchased under agreement to resell was $17 thousand on an average balance of $32 million, with a yield of 0.10%. Interest income on the Notes for the six months ended June 30, 2010 totaled $113 thousand, yielding 6.4% on $3.6 million of average principal outstanding compared to $127 thousand of income yielding 6.4% on $4.0 million of average principal outstanding for the same period in 2009. The decrease in income was attributable to a reduction in the Notes balance resulting from customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the six months ended June 30, 2010 was $10.4 million resulting in a yield of 4.2% on an average balance of $495 million, compared to $11.0 million

HARRIS PREFERRED CAPITAL CORPORATION

resulting in a yield of 4.3% on an average balance of $508 million for the same period a year ago. The decrease in interest income from available-for-sale securities is primarily attributable to maturities in the portfolio of mortgage-backed securities with reinvestment in similar securities at a lower yield. There were no Company borrowings during either period.

Operating expense for the six months ended June 30, 2010 totaled $315 thousand, an increase of $18 thousand from the same period a year ago. Advisory fees for the six months ended June 30, 2010 were $102 thousand compared to $97 thousand for the same period a year ago. General and administrative expenses totaled $207 thousand, an increase of $13 thousand or 7% from the same period in 2009 as a result of increased costs for director fees and also due to a change in assessing certain affiliate services. Loan servicing expenses for the six months ended June 30, 2010 and 2009 totaled $6 thousand.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $9.6 million provided from operations during the six months ended June 30, 2010, were $179.4 million from the maturities of securities available-for-sale. In the prior period ended June 30, 2009, the primary sources of funds other than $10.6 million from operations were $184.8 million from the maturities of securities available-for-sale and the $80 million capital contribution received by the Company from the sale of its common stock. The primary uses of funds for the six months ended June 30, 2010 were $189.5 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the prior year’s period ended June 30, 2009, the primary uses of funds were $261.6 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. Net cash used in financing activities were $9.2 million of cash compared to $70.5 million of cash provided in the prior period ended June 30, 2009. The primary reason was the issuance of stock and capital contribution from the Company’s parent totaling $80 million in 2009.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2009.

HARRIS PREFERRED CAPITAL CORPORATION

Tax Matters

As of June 30, 2010, the Company believes that it is in full compliance with the REIT federal tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of Harris N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 7.3%. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. For the second quarter and first six months of 2010, $371,000 and $747,000 of Illinois income tax expense was recorded compared to $406,000 in the second quarter 2009 and $791,000 in the first six months of 2009.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	June 30	December 31	June 30
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$686,350	$904,865	$1,102,486
Money market assets:
Interest-bearing deposits at banks ($10.2 billion, $8.4 billion, and $3.0 billion held at Federal Reserve Bank at June 30, 2010, December 31, 2009, and June 30, 2009 respectively)	10,788,872	9,231,581	4,311,466
Federal funds sold and securities purchased under agreement to resell	141,050	174,979	78,538

Total cash and cash equivalents	$11,616,272	$10,311,425	$5,492,490
Securities available-for-sale at fair value	5,496,483	5,898,831	7,616,642
Trading account assets and derivative instruments	1,207,521	1,353,509	1,336,124
Loans, net of unearned income	22,735,050	23,175,717	24,250,612
Allowance for loan losses	(701,490)	(680,782)	(646,184)

Net loans	$22,033,560	$22,494,935	$23,604,428
Loans held for sale	21,755	29,974	92,775
Premises and equipment	524,664	526,623	527,451
Bank-owned insurance	1,358,149	1,339,657	1,320,877
Goodwill and other intangible assets	908,379	817,507	766,582
Other assets	1,775,740	1,199,166	815,350

Total assets	$44,942,523	$43,971,627	$41,572,719

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$8,274,901	$9,704,773	$7,494,673
— interest-bearing (includes $1.1 billion, $707.4 million and $187.4 million measured at fair value at June 30, 2010, December 31, 2009 and June 30, 2009, respectively)	21,724,858	18,968,058	19,130,311
Deposits in foreign offices — interest-bearing	1,511,593	1,622,410	2,351,579

Total deposits	$31,511,352	$30,295,241	$28,976,563
Federal funds purchased	247,270	236,099	328,963
Securities sold under agreement to repurchase	1,347,299	2,512,490	661,927
Short-term borrowings	642,454	717,050	992,516
Short-term senior notes	—	—	400,000
Accrued interest, taxes and other expenses	180,803	172,618	194,813
Accrued pension and post-retirement	22,898	58,393	109,725
Other liabilities	757,754	643,289	450,415
Long-term notes — senior/unsecured	2,396,500	2,396,500	2,646,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	200,000	292,750	292,750

Total liabilities	$39,681,330	$39,699,430	$37,429,172

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 19,989,512 shares at June 30, 2010, 17,534,512 shares at December 31, 2009, and 17,149,512 shares at June 30, 2009	$199,895	$175,345	$171,495
Surplus	3,291,667	2,322,917	2,173,757
Retained earnings	1,637,817	1,621,719	1,693,581
Accumulated other comprehensive loss	(118,241)	(97,784)	(145,286)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$5,011,138	$4,022,197	$3,893,547
Noncontrolling interest — preferred stock of subsidiary	250,055	250,000	250,000

Total stockholder’s equity	$5,261,193	$4,272,197	$4,143,547

Total liabilities and stockholder’s equity	$44,942,523	$43,971,627	$41,572,719

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Interest Income
Loans	$277,188	$273,201	$532,246	$561,179
Money market assets:
Deposits at banks	6,629	3,693	12,412	10,079
Federal funds sold and securities purchased under agreements to resell	21	(310)	84	145
Trading account assets	2,797	2,559	5,747	5,097
Securities available-for-sale:
U.S. Treasury and federal agency	12,187	25,233	28,184	59,502
State and municipal	12,067	13,552	24,488	27,405
Other	4,399	5,607	5,868	9,716

Total interest income	$315,288	$323,535	$609,029	$673,123

Interest Expense
Deposits	$45,891	$80,850	$88,659	$192,830
Short-term borrowings	1,910	2,413	3,663	4,310
Short-term senior notes	—	1,313	—	1,319
Long-term notes — senior/unsecured	22,782	8,162	45,261	18,479
Long-term notes — senior/secured	8,371	2,495	20,611	5,328
Long-term notes — subordinated	365	1,081	832	2,731

Total interest expense	$79,319	$96,314	$159,026	$224,997

Net Interest Income	$235,969	$227,221	$450,003	$448,126
Provision for loan losses	92,019	147,142	183,746	240,236

Net Interest Income after Provision for Loan Losses	$143,950	$80,079	$266,257	$207,890

Noninterest Income
Trust and investment management fees	$23,433	$19,856	$43,995	$38,638
Net money market and bond trading income, including derivative activity	11,283	4,776	25,140	9,209
Foreign exchange trading gains, net	1,303	2,775	4,216	5,400
Service charges and fees	53,331	51,815	100,241	99,462
Charge card income	29,454	277	58,748	333
Equity securities gains, net	1,913	2,835	4,088	3,937
Net securities gains, other than trading	642	500	2,316	30,019
Other-than-temporary impairment on securities	(110)	(850)	(131)	(1,033)
Bank-owned insurance	11,238	11,423	23,138	22,526
Letter of credit fees	6,207	5,268	11,593	10,362
Net gains on loans held for sale	3,573	9,400	7,668	11,618
Other	9,494	9,902	20,194	18,418

Total noninterest income	$151,761	$117,977	$301,206	$248,889

Noninterest Expenses
Salaries and other compensation	$111,750	$105,238	$205,761	$198,117
Pension, profit sharing and other employee benefits	24,666	23,575	54,405	54,306
Net occupancy	24,051	24,035	49,020	51,019
Equipment	18,484	17,079	38,532	34,581
Marketing	14,752	9,792	26,643	18,617
Communication and delivery	8,131	7,249	15,503	14,896
Professional fees	27,673	21,160	48,799	49,378
Outside information processing, database and network fees	7,351	8,702	15,856	17,681
FDIC Insurance	12,137	28,670	23,371	43,704
Intercompany services, net	(2,314)	(198)	(5,262)	(382)
Visa indemnification reversal	(2,800)	—	(2,800)	—
Charge card expense	6,997	—	14,302	—
Amortization of intangibles	6,554	7,080	12,242	14,186
Other	34,839	22,789	58,592	41,032

Total noninterest expenses	$292,271	$275,171	$554,964	$537,135

Income (loss) before income tax benefit	$3,440	$(77,115)	$12,499	$(80,356)
Applicable income tax benefit	(8,658)	(37,349)	(12,818)	(48,684)

Net income (loss)	$12,098	$(39,766)	$25,317	$(31,672)
Less: noncontrolling interest — dividends on preferred stock of subsidiary	4,610	4,609	9,219	9,219

Net Income (Loss) Available for Common Stockholder	$7,488	$(44,375)	$16,098	$(40,891)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Net income (loss) available for common stockholder	$12,098	$(39,766)	$25,317	$(31,672)
Other comprehensive (loss) income:
Cash flow hedges:
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense for the quarter of ($6,966) in 2010 and $20,770 in 2009 and net of tax (benefit) expense for the year-to-date period of ($17,179) in 2010 and $29,918 in 2009	(12,939)	38,573	(31,905)	55,560
Reclassification adjustment for realized loss included in net income (loss), net of tax benefit for the quarter of $548 in 2010 and $401 in 2009 and net of tax benefit for the year-to-date period of $938 in 2010 and $2,081 in 2009	1,020	744	1,743	3,866
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost included in net income (loss), net of tax benefit for the quarter of $0 in 2010 and 2009 and net of tax expense for the year-to-date period of $1,318 in 2010 and $3,531 in 2009	(319)	—	4,574	6,556
Reclassification adjustment for amortization included in net income (loss), net of tax benefit for the quarter of $663 in 2010 and $367 in 2009 and net of tax benefit for the year-to-date period of $1,326 in 2010 and $733 in 2009	1,231	681	2,462	1,362
Available-for-sale securities:
Unrealized holding gain arising during the period, net of tax expense for the quarter of $2,749 in 2010 and $6,148 in 2009 and net of tax (benefit) expense for the year-to-date period of ($2,155) in 2010 and $6,947 in 2009	10,536	11,426	4,174	12,921
Reclassification adjustment for realized gain included in net income (loss), net of tax expense for the quarter of $225 in 2010 and $473 in 2009 and net of tax expense for the year-to-date period of $811 in 2010 and $10,507 in 2009	(417)	(877)	(1,505)	(19,512)

Other comprehensive (loss) income	$(888)	$50,547	$(20,457)	$60,753

Comprehensive income	$11,210	$10,781	$4,860	$29,081
Comprehensive income related to noncontrolling interest	4,610	4,609	9,219	9,219

Comprehensive income (loss) available for common stockholder	$6,600	$6,172	$(4,359)	$19,862

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated	Noncontrolling
				Other	Interest —	Total
	Common		Retained	Comprehensive	Preferred Stock	Stockholder’s
	Stock	Surplus	Earnings	Loss	of Subsidiary	Equity
	(in thousands except per share data)

Balance at December 31, 2009	$175,345	$2,322,917	$1,621,719	$(97,784)	$250,000	$4,272,197
Stock option exercise	—	300	—	—	—	300
Net income	—	—	16,098	—	9,219	25,317
Dividends — preferred stock of subsidiary	—	—	—	—	(9,219)	(9,219)
Change in noncontrolling interest ownership	—	—	—	—	55	55
Other comprehensive loss	—	—	—	(20,457)	—	(20,457)
Issuance of common stock and contribution to capital surplus	24,550	968,450	—	—	—	993,000

Balance at June 30, 2010	$199,895	$3,291,667	$1,637,817	$(118,241)	$250,055	$5,261,193

Balance at December 31, 2008	$171,495	$2,172,030	$1,734,471	$(206,039)	$250,000	$4,121,957
Stock option exercise	—	494	—	—	—	494
Tax benefit from stock option exercise	—	1,234	—	—	—	1,234
Net income	—	—	(40,891)	—	9,219	(31,672)
Dividends — preferred stock of subsidiary	—	—	—	—	(9,219)	(9,219)
Other comprehensive income	—	—	—	60,753	—	60,753

Balance at June 30, 2009	$171,495	$2,173,758	$1,693,580	$(145,286)	$250,000	$4,143,547

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30
	2010	2009

Cash Flows from Operating Activities:
Net income (loss)	$25,317	$(31,672)
Less: noncontrolling interest — dividends on preferred stock of subsidiary	9,219	9,219

Net income (loss) available for common stockholder	$16,098	$(40,891)
Adjustments to determine net cash flows provided by operating activities:
Provision for loan losses	183,746	240,236
Depreciation and amortization, including intangibles	53,063	56,316
Deferred tax expense (benefit)	62,536	(20,758)
Excess tax expense from stock options exercise	119	1,234
Other-than-temporary impairment on securities	131	1,033
Net gains on securities, other than trading	(2,316)	(30,019)
Net equity investment gains	(4,088)	(3,937)
Increase in bank-owned insurance	(18,492)	(16,562)
Net decrease in trading securities	237,391	31,672
Decrease in accrued interest receivable	16,058	33,547
(Increase) decrease in prepaid expenses	(85,788)	5,507
Decrease in accrued interest payable	(706)	(49,683)
Net (increase) decrease in accrued tax payable	(65,930)	15,362
Net (decrease) increase in other accrued expenses	(42,285)	72,734
Net increase in pension and post retirement benefits	(25,815)	(51,492)
Origination of loans held for sale	(372,086)	(688,859)
Proceeds from sale of loans held for sale	387,973	637,246
Net gains on loans held for sale	(7,668)	(11,618)
Net gains on sale of premises and equipment	(803)	(1,477)
Recoveries on charged-off loans	38,369	33,124
Net increase in settlement clearing account	(1)	(13,875)
Net increase (decrease) in trading hedging derivatives	27,635	(88,238)
Visa indemnification reversal	(2,800)	—
Other, net	17,266	(49,037)

Net cash provided by operating activities	$411,607	$61,565

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$463,525	$2,830,608
Proceeds from maturities of securities available-for-sale	2,330,121	2,245,203
Purchases of securities available-for-sale	(2,393,605)	(3,372,114)
Net decrease in loans	1,493,028	1,944,369
Proceeds from loans sold to affiliates	273,522	—
Purchases of premises and equipment	(51,815)	(49,662)
Sales of premises and equipment	18,045	17,867
Acquisitions, net of cash received	191,663	(3,423)

Net cash provided by investing activities	$2,324,484	$3,612,848

Cash flows from Financing Activities:
Net decrease in deposits	$(1,326,658)	$(24,487,001)
Net increase in deposits measured at fair value	370,227	109,720
Net decrease in Federal funds purchased and securities
sold under agreement to repurchase	(1,154,020)	(2,589,393)
Net (decrease) increase in other short-term borrowings	(74,596)	633,040
Net increase in short-term senior notes	—	325,000
Proceeds from issuance long-term notes — senior	—	550,000
Repayment of long-term notes — senior/secured	(137,409)	—
Repayment of long-term notes — subordinated	(92,750)	—
Net proceeds from stock options exercise	300	494
Excess tax expense from stock options exercise	(119)	(173)
Capital contributions	993,000	—
Cash dividends paid on preferred stock	(9,219)	(9,219)

Net cash used in financing activities	$(1,431,244)	$(25,467,532)

Net increase (decrease) in cash and cash equivalents	$1,304,847	$(21,793,119)
Cash and cash equivalents at January 1	10,311,425	27,285,609

Cash and cash equivalents at June 30	$11,616,272	$5,492,490

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On April 23, 2010, the Bank acquired certain assets and liabilities of Rockford, Illinois-based, AMCORE Bank N.A. (“AMCORE”) from the FDIC for $221.5 million. The Bank assumed approximately $2.5 billion in assets, including approximately $2.1 billion in loans, and $2.2 billion in deposits. The Bank recorded a core deposit intangible of $22.1 million to be amortized over 10 years on an accelerated basis and a customer relationship intangible of $1.3 million to be amortized over 13 years on an accelerated basis. The acquisition includes a loss share agreement with the FDIC and the related indemnification asset was estimated at $427.5 million. The Bank recorded goodwill of $84.3 million which is expected to be deductible for tax purposes. Acquisition costs of $4.4 million were recorded to noninterest expense during the quarter ended June 30, 2010. The acquisition provides the Bank the opportunity to expand its branch network into communities in northern Illinois and southern Wisconsin. The results of AMCORE’s operations have been included in the Bank’s consolidated financial statements since April 23, 2010.

On December 31, 2009, BMO and the Bank acquired the net cardholder receivables and other assets and obligations of the Diners Club North American franchise from Citigroup for initial cash consideration of $678 million, subject to a post-closing adjustment based on all parties’ final agreement of the net asset value transferred. The acquisition of the net cardholder receivables of Diners Club gives the Bank the right to issue Diners Club cards to corporate and professional clients in the United States and will accelerate the Bank’s initiative to expand in the travel-and-entertainment card sector. As part of this acquisition, the Bank recorded a purchased credit card relationship intangible asset estimated at $44.3 million which will be amortized on an accelerated basis over 15 years. The Bank recorded goodwill of $17.8 million which is expected to be deductible for tax purposes. The gross contractual amount of receivables was $743.2 million and the fair value was $704.6 million. Acquisition-related costs of $0.6 million for the year ended December 31, 2009 were recorded to noninterest expense. The results of the operations have been included in the Bank’s consolidated financial statements since January 1, 2010. As of March 31, 2010 a preliminary contractual true up of $48.4 million was received from Citigroup mainly due to the overestimation of initial credit card loan balances of $56.7 million. As a result, goodwill was decreased by $6.3 million and the credit card relationship intangible asset was increased by $3.4 million. During the quarter ended June 30, 2010 a $15.2 million fair value adjustment to credit card receivables was recorded as an increase to interest income.

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

The interim consolidated financial statements have been prepared by management from the books and records of the Bank, without audit by independent certified public accountants. However, these statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements.

HARRIS N.A. AND SUBSIDIARIES

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the six months ended June 30 totaled $156.8 million and $274.7 million in 2010 and 2009, respectively. Cash income tax refunds received for the six months ended June 30, 2010 and 2009 totaled $12.7 million and $59.7 million, respectively.

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

In June 2010, July 2009 and December 2008, HNA recorded decreases to non-interest expense of $2.8 million, $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of June 30, 2010, December 31, 2009 and June 30, 2009, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $12.0 million, $14.8 million and $17.8 million, respectively.

5.	Auction Rate Securities Purchase Program

Auction-rate securities (ARS) are typically short-term notes issued in the United States to fund long-term, fixed rate debt instruments (corporate or municipal bonds primarily issued by municipalities, student loan

HARRIS N.A. AND SUBSIDIARIES

authorities and other sponsors). The interest rate on ARS is regularly reset every 7 to 35 days through auctions managed by financial institutions. A disruption in the market for ARS occurred in the early part of 2008. Certain customer-managed portfolios held these securities, which were no longer liquid. Certain of the Bank’s affiliates voluntarily offered to purchase such securities from customers, at par value.

In addition, in 2008 a settlement with the Financial Industry Regulatory Authority (“FINRA”) required Harris Investor Services, Inc. (“HIS”), an affiliate of the Bank, to purchase specific holdings of ARS from certain client accounts at par value plus accrued interest. In addition to the required terms of the FINRA settlement, management of certain other legal entities within HFC offered to purchase certain other customer ARS holdings under similar terms. For the ARS holdings purchased by the Bank, the gross par value of ARS holdings purchased was $93.1 million plus accrued interest. A discounted cash flow valuation methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads.

Remaining ARS were purchased during 2009 and had a gross par value of $8.6 million. A minimal pre-tax charge was recorded for the year ended December 31, 2009 for the difference between the estimated fair values and the par values paid by the Bank. The charge was recorded in noninterest expense in the Consolidated Statements of Operations. During the six months ended June 30, 2010 ARS with a gross par value of $16.5 million were called and a gain of $3.6 million was recorded to net securities gains, other than trading in the Consolidated Statements of Operations. The fair value of ARS was $51.8 million as of June 30, 2010, $73.6 million as of December 31, 2009 and $76.8 million as of June 30, 2009. The ARS purchased are classified as available-for-sale.

6.	Health Care Legislation

In March 2010, new health care legislation (The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act) was enacted that changed the tax treatment of the subsidy associated with postretirement medical benefits. The legislation reduced the tax deductions for the cost of providing postretirement prescription drug coverage by the amount of subsidies received. With enactment of the legislation, the Bank was required to write off any deferred tax asset as a tax expense through the income statement, even if a portion of such asset had initially been established through OCI. As a result of this legislation, the Bank recorded tax expense of $5.5 million during the quarter ended March 31, 2010. Nothing material was recorded during the quarter ended June 30, 2010.

7.	Noncontrolling Interests

The Bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB 51,” (subsequently codified in Accounting Standards Codification (“ASC”) Topic 810-10-65) on January 1, 2009. The standard requires noncontrolling interests held by parties other than the parent to be reported as equity in the consolidated financial statements. The Bank has two subsidiaries that are less than wholly-owned and the noncontrolling interest in the preferred stock of the subsidiaries is held by third parties. The noncontrolling interest in the preferred stock of the subsidiaries is presented as a component of stockholder’s equity in the Consolidated Statements of Condition. Net income attributable to the noncontrolling interest is separately presented in the Consolidated Statements of Operations, outside of net income (loss).

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

HARRIS N.A. AND SUBSIDIARIES

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

The FASB issued Accounting Standards Update (“ASU”) 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, in July 2010. The standard requires companies to significantly increase disclosures about the credit quality of financing receivables and the credit reserves held against them. The additional disclosures include aging of past due receivables, credit quality information such as credit risk scores or external credit agency ratings and the modification of financing receivables. Further disaggregation of information by certain classification of the total portfolio will be required. The FASB also amended ASC 310-10-50, Receivables — Overall — Disclosure, in order to expand the requirements for separate reporting and disclosure of allowances for credit losses and the policies for managing credit exposures. The disclosures will be effective for the Bank for the annual reporting period ending December 31, 2011. The Bank does not expect the adoption of this standard to impact it’s financial position or results of operations.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Second Quarter 2010 Compared with Second Quarter 2009

Summary

For the second quarter 2010, Harris N.A. and subsidiaries (“Bank”) reported net income of $7.5 million, an increase of $51.9 million from the second quarter of 2009, reflecting a significant reduction in the provision for loan losses as well as earnings associated with the Diners Club North American franchise purchased from Citigroup, which closed at the end of December 2009. The results also include the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (AMCORE) from the Federal Deposit Insurance Corporation (FDIC) in April, 2010 (Note 1).

Net interest income was $236.0 million, up $8.7 million or 3.8 percent from a year ago, largely due to lower cost of deposits and the additional net interest income associated with the acquisition of AMCORE. Average earning assets increased to $40.1 billion in the second quarter of 2010 from $39.2 billion in 2009. This primarily reflects an increase in interest bearing deposits placed at the Federal Reserve Bank ($5.3 billion) largely offset by decreases in loan balances ($1.7 billion) and the available-for-sale securities portfolio ($2.1 billion). The higher average earning asset level was partially offset by a 2 basis point decrease in the net interest margin to 2.42 percent from 2.44 percent in the second quarter of 2009. The lower margin reflects a lower rate of return on securities available-for-sale plus an increase in the level of low-yield interest bearing deposits placed at the Federal Reserve Bank largely offset by reduced interest costs on deposits and improved loan yields.

Provision for loan losses for the second quarter 2010 was $92.0 million, a decrease of $55.1 million or 37.5 percent from second quarter 2009 mainly attributable to a decrease in reserves for specific commercial credits partially offset by $21.3 million of provision associated with the Diners Club portfolio. Net loan charge-offs during the quarter were $83.6 million compared to $108.5 million in the same period last year primarily due to decreases in both commercial and consumer loan charge-offs. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the second quarter 2010 was $151.8 million, an increase of $33.8 million or 28.6 percent. This increase largely reflects $29.2 million of additional charge card income due to the Diners Club acquisition. Additionally, higher trading revenues ($6.5 million) and trust fees ($3.6 million) were partially offset by a year over year decrease in net gains on loans held for sale ($5.8 million).

Second quarter 2010 noninterest expenses were $292.3 million, up $17.1 million or 6.2 percent from second quarter 2009. Higher costs associated with the Diners Club credit card portfolio ($11.0 million) and the acquisition of AMCORE ($22.8 million) were partially offset by a $16.8 million reduction in FDIC insurance expense, which reflects a $19.0 million FDIC special assessment in 2009 (Note 8). Additionally, a $5.4 million increase in mortgage servicing rights impairment was partially offset by the Bank’s reversal of $2.8 million of reserves in conjunction with the Visa litigation escrow account funding and lower intangible amortization expense ($1.9 million). The income tax benefit decreased $28.7 million from the second quarter of 2009 primarily due to the increase in pre-tax income between periods. A tax benefit was recorded this quarter despite positive pre-tax earnings due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at June 30, 2010 totaled $686.1 million or 3.02 percent of total loans, up from $486.0 million or 2.10 percent of total loans at December 31, 2009 and $549.5 million or 2.27 percent a year earlier, primarily attributable to higher commercial non-performing loans. At June 30, 2010, the allowance for loan losses was $701.5 million, equal to 3.09 percent of loans outstanding compared to $680.8 million or 2.94 percent of loans outstanding and $646.2 million or 2.66 percent of loans outstanding at December 31, 2009 and June 30, 2009, respectively. Coverage of nonperforming loans by the allowance for loan losses decreased from 118 percent at June 30, 2009 to 101 percent at June 30, 2010, largely due to higher non-performing loan levels. At December 31, 2009, the ratio was 140 percent. Ratios reflect the sale of loans to psps Holdings, LLC, a subsidiary of Harris

Financial Corp., in the amount of $502.7 million during the full year 2009 and $273.5 million in the second quarter 2010.

At June 30, 2010 consolidated stockholder’s equity of the Bank amounted to $5.3 billion, up $1.0 billion from December 31, 2009, mainly due to a capital contribution from Harris Bankcorp, Inc. during the year. Return (loss) on equity was 0.72 percent in the current quarter, compared to (4.57) percent in last year’s second quarter. Return (loss) on assets was 0.07 percent compared to (0.41) percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At June 30, 2010 Tier 1 capital of the Bank amounted to $4.5 billion, up $1.1 billion from a year ago, while risk-weighted assets declined by $3.0 billion to $28.5 billion. The Bank’s June 30, 2010 Tier 1 and total risk-based capital ratios were 15.73 percent and 17.60 percent compared to respective ratios of 11.46 percent and 13.55 percent at December 31, 2009 and 10.68 percent and 12.73 percent at June 30, 2009. The regulatory leverage capital ratio was 10.35 percent for the second quarter of 2010 compared to 8.82 percent at year-end 2009 and 7.95 percent a year ago. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Summary

For the six months ended June 30, 2010, the Bank reported net income of $16.1 million, an increase of $57.0 million from the net loss of $40.9 million for the same period last year, mainly due to higher charge card fees resulting from the purchase of the Diners Club North American franchise from Citigroup, which closed at the end of December 2009, as well as a reduction in the provision for loan losses. The results also include the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (AMCORE) from the Federal Deposit Insurance Corporation (FDIC) in April (Note 1). Return (loss) on equity was 0.80 percent in the current year, compared to (2.14) percent for first six months of last year. Return (loss) on assets was 0.08 percent compared to (0.17) percent a year ago.

Net interest income was $450.0 million, up slightly from the $448.1 million reported a year ago as reduced loan income and interest on securities available for sale were offset by reduced interest costs on deposits. Net interest margin increased to 2.37 percent in 2010 from 2.15 percent in the same period in 2009, reflecting lower costs of deposits and improved yield on loans. Average earning assets of $39.3 billion decreased $3.9 billion with a $2.4 billion decline in loans and a decrease of $2.2 billion in available-for-sale securities due to maturities partially offset by a $1.1 billion increase in Federal Reserve Bank deposits.

Year-to-date 2010 provision for loan losses was $183.7 million compared to $240.2 million in 2009. This is primarily attributable to a decrease in reserves for specific commercial credits partially offset by $29.7 million provision associated with the Diners Club portfolio acquired in December of 2009. Net charge-offs decreased to $163.2 million from $166.8 million in the prior year, reflecting a lower level of commercial charge-offs.

Noninterest income was $301.2 million, up $52.7 million or 21.0 percent from a year ago. This reflects $58.4 million of charge card income due to the Diners Club acquisition plus higher trading revenues ($15.9 million) and trust fees ($5.4 million) partially offset by a decrease in net gains on loans held for sale ($27.7 million).

Noninterest expenses were $555.0 million, an increase of $17.8 million or 3.3 percent. Several items affect the year over year comparison including higher costs associated with the Diners Club credit card portfolio ($22.6 million) and the acquisition of AMCORE ($23.0 million, including integration expense of $6.5 million). These additional costs were partially offset by a $20.3 million reduction in FDIC Insurance expense, which reflects a $19.0 million FDIC special assessment in 2009 (Note 8). Excluding the impact of these items, expenses were down $7.4 million or 1.5 percent with lower professional fees ($6.3 million), inter-company service charges ($5.9 million), employee costs ($5.6 million), amortization of intangibles ($3.7 million) and the Bank’s reversal of $2.8 million of reserves in conjunction with the Visa litigation escrow account funding being partially offset by higher marketing expense ($7.5 million), mortgage servicing rights impairment ($5.4 million) and other credit related costs ($5.5 million). The income tax benefit decreased $35.9 million from the first six months of 2009 primarily due to the increase in pre-tax income between periods. Results reflect a tax benefit despite positive pre-tax earnings due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 10.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	July 1, 2010 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2010	2011	2012	2013	2014	Thereafter	Total	June 30, 2010

Residential mortgage-backed
Amortized cost	$4,242	$11,587	$—	$9,720	$5,738	$460,644	$491,931	$515,492
Average Yield	4.00%	4.00%	—	4.00%	4.00%	4.42%	4.40%
U.S. Treasury Bills
Amortized cost	$59,998	$—	$—	$—	$—	$—	$59,998	$59,998
Average Yield	0.070%	—	—	—	—	—	0.070%

At June 30, 2010, December 31, 2009 and June 30, 2009, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2010. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are being omitted from this Report because such items are not applicable to the reporting period.

None

Item 6.	Exhibits

31.1  Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2  Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August 2010.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer