Form 10-Q
period 2010-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2010-11-15
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on November 15, 2010 was 1,180. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30	December 31	September 30
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$649	$916	$1,036
Securities purchased from Harris N.A. under agreement to resell	12,500	22,000	20,676

Total cash and cash equivalents	$13,149	$22,916	$21,712
Notes receivable from Harris N.A.	3,422	3,584	3,763
Securities available for sale, at fair value
Mortgage-backed	512,370	515,190	539,377
U.S. Treasury Bills	61,999	39,999	25,000
Other assets	1,798	1,885	1,963

Total assets	$592,738	$583,574	$591,815

Liabilities and Stockholders’ Equity
Accrued expenses	$41	$111	$1,328
Deferred state tax liabilities	1,625	973	1,373

Total liabilities	$1,666	$1,084	$2,701

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Earnings (less than) in excess of distributions	(293)	(601)	950
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities, net of tax	20,631	12,357	17,430

Total stockholders’ equity	$591,072	$582,490	$589,114

Total liabilities and stockholders’ equity	$592,738	$583,574	$591,815

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except share date)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$23	$7	$61	$24
Notes receivable from Harris N.A.	55	60	168	187
Securities available for sale:
Mortgage-backed	4,981	5,793	15,388	16,787
U.S. Treasury Bills	3	—	7	2

Total interest income	$5,062	$5,860	$15,624	$17,000

Operating expenses:
Loan servicing fees paid to Harris N.A.	$3	$3	$8	$9
Advisory fees paid to Harris N.A.	34	40	136	136
General and administrative	24	91	232	286

Total operating expenses	$61	$134	$376	$431

Income before income taxes	$5,001	$5,726	$15,248	$16,569
Applicable state income taxes	365	418	1,113	1,210

Net Income	$4,636	$5,308	$14,135	$15,359
Preferred stock dividends	4,609	4,609	13,827	13,827

Net income available to common stockholder	$27	$699	$308	$1,532

Basic and diluted earnings per common share	$23	$593	$261	$1,346

Net income	$4,636	$5,308	$14,135	$15,359
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of deferred state taxes	(1,210)	6,692	8,274	7,599
Less reclassification adjustment for realized (gains) losses included in net income	—	—	—	—

Comprehensive income	$3,426	$12,000	$22,409	$22,958

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended
	September 30
	2010	2009
	(in thousands)

Balance at January 1	$582,490	$500,244
Net income	14,135	15,359
Other comprehensive income	8,274	7,599
Capital contribution and issuance of common stock	—	80,000
Dividends on common stock	—	(261)
Dividends on preferred stock ($0.4609 per share)	(13,827)	(13,827)

Balance at September 30	$591,072	$589,114

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Operating Activities:
Net income	$14,135	$15,359
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in other assets	87	(78)
Net (decrease) increase in accrued expenses	(70)	1,216

Net cash provided by operating activities	$14,152	$16,497

Investing Activities:
Repayments of notes receivable from Harris N.A.	$162	$521
Purchases of securities available for sale	(288,466)	(286,618)
Proceeds from maturities/redemptions of securities available-for-sale	278,212	218,721

Net cash used in investing activities	$(10,092)	$(67,376)

Financing Activities:
Cash dividends paid on preferred stock	$(13,827)	$(13,827)
Cash dividends paid on common stock	—	(261)
Capital contribution and issuance of common stock	—	80,000

Net cash (used in) provided by financing activities	$(13,827)	$65,912

Net (decrease) increase in cash and cash equivalents with Harris N.A.	$(9,767)	$15,033
Cash and cash equivalents with Harris N.A. at beginning of period	22,916	6,679

Cash and cash equivalents with Harris N.A. at end of period	$13,149	$21,712

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at September 30, 2010.

3.	Securities

The amortized cost and estimated fair value of securities available for sale were as follows:

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$490,115	$22,289	$34	$512,370
U.S. Treasury Bills	61,999	—	—	61,999

Total Securities	$552,114	$22,289	$34	$574,369

HARRIS PREFERRED CAPITAL CORPORATION

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$501,861	$14,214	$885	$515,190
U.S. Treasury Bills	40,000	—	1	39,999

Total Securities	$541,861	$14,214	$886	$555,189

	September 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$520,574	$18,803	$—	$539,377
U.S. Treasury Bills	25,000	—	—	25,000

Total Securities	$545,574	$18,803	$—	$564,377

The Company classifies all securities as available for sale. The Company has no intent to sell specific securities and the Company has the ability to hold all securities to maturity. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2010, net unrealized gains on available-for-sale securities were approximately $22.3 million compared to approximately $13.3 million of net unrealized gains on December 31, 2009 and approximately $18.8 million of net unrealized gains at September 30, 2009.

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

The following tables summarize residential mortgage-backed and U.S. Treasuries securities with unrealized losses, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed and U.S. Treasury securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position. As of September 30, 2010 and 2009, there were no securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses, caused by interest rate increases on investments in mortgage-backed securities and U.S. Treasuries, are temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments and does not anticipate being required to sell these investments until a market price recovery or

HARRIS PREFERRED CAPITAL CORPORATION

maturity, these investments are not considered other-than-temporarily impaired. There were no reclassification adjustments for security sales during the periods ended September 30, 2010 and September 30, 2009.

	September 30, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Residential mortgage-backed	$18,155	$34	$—	$—	$18,155	$34
U.S. Treasury Bills	—	—	—	—	—	—

Total Securities	$18,155	$34	$—	$—	$18,155	$34

	December 31, 2009
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Residential mortgage-backed	$104,988	$885	$—	$—	$104,988	$885
U.S. Treasury Bills	39,999	1	—	—	39,999	1

Total Securities	$144,987	$886	$—	$—	$144,987	$886

The amortized cost and estimated fair value of total available-for-sale securities as of September 30, 2010, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized	Fair
	Cost	Value
	(in thousands)

Maturities:
Within 1 year	$72,780	$72,879
1 to 5 years	15,429	15,965
5 to 10 years	131,545	139,870
Over 10 years	332,360	345,655

Total	$552,114	$574,369

4.	Fair Value Measurements

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

HARRIS PREFERRED CAPITAL CORPORATION

Assets that are measured at fair value on a recurring basis at September 30, 2010, December 31, 2009 and September 30, 2009 are presented in the following table:

	Fair Value	Fair Value Measurements Using
	September 30, 2010	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$512,370	$—	$512,370	$—
U.S. Treasury	61,999	61,999	—	—

Total Securities	$574,369	$61,999	$512,370	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$515,190	$—	$515,190	$—
U.S. Treasury	39,999	39,999	—	—

Total Securities	$555,189	$39,999	$515,190	$—

	Fair Value	Fair Value Measurements Using
	September 30, 2009	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$539,377	$—	$539,377	$—
U.S. Treasury	25,000	25,000	—	—

Total Securities	$564,377	$25,000	$539,377	$—

5.	Fair Value of Financial Instruments

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

HARRIS PREFERRED CAPITAL CORPORATION

The estimated fair values of the Company’s financial instruments at September 30, 2010 are presented in the following table.

	September 30, 2010
	Carrying	Fair
	Value	Value
	(in thousands)

Assets
Cash on deposit with Harris N.A.	$649	$649
Securities purchased from Harris N.A. under agreement to resell	12,500	12,500
Notes receivable from Harris N.A.	3,422	5,426
Securities available for sale	574,369	574,369
Accrued interest receivable	1,798	1,798

Total on-balance-sheet financial assets	$592,738	$594,742

6.	Operating Segment

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

Results of Operations

Third Quarter 2010 Compared with Third Quarter 2009

The Company’s net income for the third quarter of 2010 was $4.6 million, compared to $5.3 million from the third quarter 2009.

Virtually all interest income in the current quarter was attributable to the residential mortgage-backed security portfolio. Interest income on securities purchased under agreement to resell for the third quarter of 2010 was $23 thousand, on an average balance of $60 million, with an annualized yield of 0.15%. During the same period in 2009, the interest income on securities purchased under agreement to resell was $7 thousand, on an average balance of $27 million, with an annualized yield of 0.10%. The Federal Funds rate at September 30, 2010 was 0.19%. Third

HARRIS PREFERRED CAPITAL CORPORATION

quarter 2010 interest income on the Notes totaled $55 thousand and yielded 6.4% on $3.4 million of average principal outstanding for the quarter compared to $60 thousand and a 6.4% yield on $3.8 million average principal outstanding for third quarter 2009. The decrease in interest income was attributable to a reduction in the Notes balance resulting from customer payoffs in the Securing Mortgage Loans. At September 30, 2010 and 2009, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available for sale for the current quarter was $5.0 million resulting in a yield of 3.96% on an average balance of $504 million, compared to $5.8 million with a yield of 4.34% on an average balance of $534 million for the same period a year ago.

There were no Company borrowings during third quarter 2010 or 2009.

Third quarter 2010 operating expenses totaled $61 thousand, a decrease of 54% from the third quarter of 2009. General and administrative expenses totaled $24 thousand, a decrease of $67 thousand over the same period in 2009, primarily due to decreases in insurance costs of $50 thousand related to a favorable difference between the amount estimated to be billed and actual settlement with the insurance carrier. Advisory fees for the third quarter 2010 were $34 thousand compared to $40 thousand a year earlier primarily due to lower service cost allocations. Loan servicing fees for the third quarter ended 2010 and 2009 were $3 thousand in both periods.

Dividends have been paid on a quarterly basis in 2009 and 2010 to date. On September 30, 2010, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2010 as declared on September 1, 2010. On September 30, 2009, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2009 as declared on September 2, 2009.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. Prior approval from the OCC was received for the most recent dividend declaration in September 2010. With respect to any dividends on the Preferred Shares that may be declared by the Company’s Board of Directors in the fourth quarter ended December 31, 2010, the Company has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC for subsequent quarters in 2011. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained.

Nine Months Ended September 30, 2010 compared with September 30, 2009

The Company’s net income for the nine months ended September 30, 2010 was $14.1 million. This represented a $1.2 million or 8% decrease from earnings for the nine months ended September 30, 2009. Earnings decreased primarily because of lower interest yields on earning assets in 2010 compared to 2009.

Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2010 was $61 thousand, on an average balance of $64 million, with a yield of 0.13%. During the same period in 2009, the interest income on securities purchased under agreement to resell was $24 thousand on an average balance of $31 million, with a yield of 0.10%. Interest income on the Notes for the nine months ended September 30, 2010 totaled $168 thousand, yielding 6.4% on $3.5 million of average principal outstanding compared to $187 thousand of income yielding 6.4% on $3.9 million of average principal outstanding for the same period in 2009. The decrease in income was attributable to a reduction in the Notes balance resulting from customer payoffs on the Securing

HARRIS PREFERRED CAPITAL CORPORATION

Mortgage Loans. Interest income on securities available-for-sale for the nine months ended September 30, 2010 was $15.4 million resulting in a yield of 4.1% on an average balance of $498 million, compared to $16.8 million resulting in a yield of 4.3% on an average balance of $517 million for the same period a year ago. The decrease in interest income from available-for-sale securities is primarily attributable to maturities in the portfolio of mortgage-backed securities with reinvestment in similar securities at a lower yield. There were no Company borrowings during either period.

Operating expense for the nine months ended September 30, 2010 totaled $376 thousand, a decrease of $55 thousand from the same period a year ago. Advisory fees for the nine months ended September 30, 2010 and 2009, respectively were $136 thousand. General and administrative expenses totaled $232 thousand, a decrease of $54 thousand or 19% from the same period in 2009 as a result of reduced costs for insurance and a change in assessing certain affiliate services. Loan servicing expenses for the nine months ended September 30, 2010 were $8 thousand compared to $9 thousand for the comparable period ending September 30, 2009.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $14.1 million provided from operations during the nine months ended September 30, 2010, were $278.2 million from the maturities of securities available-for-sale. In the prior period ended September 30, 2009, the primary sources of funds other than $16.5 million from operations were $218.7 million from the maturities of securities available-for-sale and the $80 million capital contribution received by the Company from the sale of its common stock. The primary uses of funds for the nine months ended September 30, 2010 were $288.5 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid. For the prior year’s period ended September 30, 2009, the primary uses of funds were $286.6 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid. Net cash used in financing activities were $13.8 million of cash compared to $65.9 million of cash provided in the prior period ended September 30, 2009. The primary reason for the decrease in cash used in financing for the period ended September 30, 2010 was the issuance of stock and capital contribution from the Company’s parent totaling $80 million in 2009.

HARRIS PREFERRED CAPITAL CORPORATION

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2009.

Tax Matters

As of September 30, 2010, the Company believes that it is in full compliance with the REIT federal tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of Harris N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 7.3%. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. For the third quarter and first nine months of 2010, $365,000 and $1,113,000 of Illinois income tax expense was recorded compared to $418,000 in the third quarter 2009 and $1,210,000 in the first nine months of 2009.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	September 30	December 31	September 30
	2010	2009	2009
	(unaudited)	(audited)	(unaudited)
	(in thousands except share data)

ASSETS
Cash and demand balances due from banks	$713,938	$904,865	$873,618
Money market assets:
Interest-bearing deposits at banks ($10.4 billion, $8.4 billion, and $4.6 billion held at Federal Reserve Bank at September 30, 2010, December 31, 2009, and September 30, 2009 respectively)	11,064,211	9,231,581	5,406,077
Federal funds sold and securities purchased under agreement to resell	150,849	174,979	73,780

Total cash and cash equivalents	$11,928,998	$10,311,425	$6,353,475
Securities available-for-sale at fair value	5,780,145	5,898,831	6,590,159
Trading account assets and derivative instruments	1,298,628	1,353,509	745,975
Loans, net of unearned income	22,795,384	23,175,717	23,030,674
Allowance for loan losses	(674,004)	(680,782)	(693,124)

Net loans	$22,121,380	$22,494,935	$22,337,550
Loans held for sale	8,799	29,974	47,275
Premises and equipment	533,339	526,623	526,488
Bank-owned insurance	1,364,969	1,339,657	1,329,400
Goodwill and other intangible assets	901,536	817,507	760,836
Other assets	1,784,510	1,199,166	1,170,040

Total assets	$45,722,304	$43,971,627	$39,861,198

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$9,175,434	$9,704,773	$6,670,922
— interest-bearing (includes $1.2 billion, $707.4 million and $554.8 million measured at fair value at September 30, 2010, December 31, 2009 and September 30, 2009, respectively)	21,690,912	18,968,058	18,794,752
Deposits in foreign offices — interest-bearing	1,475,984	1,622,410	1,335,451

Total deposits	$32,342,330	$30,295,241	$26,801,125
Federal funds purchased	119,574	236,099	246,363
Securities sold under agreement to repurchase	1,206,380	2,512,490	2,194,755
Short-term borrowings	762,530	717,050	585,341
Accrued interest, taxes and other expenses	194,974	172,618	188,452
Accrued pension and post-retirement	19,124	58,393	106,971
Other liabilities	832,901	643,289	581,463
Long-term notes — senior/unsecured	2,396,500	2,396,500	2,396,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	200,000	292,750	292,750

Total liabilities	$40,449,313	$39,699,430	$35,768,720

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 19,989,512 shares at September 30, 2010, 17,534,512 shares at December 31, 2009, and 17,149,512 shares at September 30, 2009	$199,895	$175,345	$171,495
Surplus	3,291,876	2,322,917	2,174,661
Retained earnings	1,642,284	1,621,719	1,640,337
Accumulated other comprehensive loss	(111,119)	(97,784)	(144,015)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$5,022,936	$4,022,197	$3,842,478
Noncontrolling interest — preferred stock of subsidiary	250,055	250,000	250,000

Total stockholder’s equity	$5,272,991	$4,272,197	$4,092,478

Total liabilities and stockholder’s equity	$45,722,304	$43,971,627	$39,861,198

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(in thousands)

Interest Income
Loans	$261,444	$282,715	$793,690	$882,658
Money market assets:
Deposits at banks	8,157	4,332	20,569	14,411
Federal funds sold and securities purchased under agreements to resell	47	22	131	167
Trading account assets	2,248	1,786	7,995	6,882
Securities available-for-sale:
U.S. Treasury and federal agency	10,757	22,168	38,942	82,489
State and municipal	12,306	13,435	36,794	40,840
Other	2,753	2,204	8,620	11,921

Total interest income	$297,712	$326,662	$906,741	$1,039,368

Interest Expense
Deposits	$46,240	$61,733	$134,899	$256,522
Short-term borrowings	1,432	2,057	5,095	6,367
Short-term senior notes	—	407	—	1,726
Long-term notes — senior/unsecured	23,365	24,386	68,626	65,240
Long-term notes — senior/secured	6,920	13,448	27,532	34,025
Long-term notes — subordinated	419	728	1,250	3,459

Total interest expense	$78,376	$102,759	$237,402	$367,339

Net Interest Income	$219,336	$223,903	$669,339	$672,029
Provision for loan losses	35,828	181,652	219,574	421,888

Net Interest Income after Provision for Loan Losses	$183,508	$42,251	$449,765	$250,141

Noninterest Income
Trust and investment management fees	$22,713	$19,247	$66,708	$57,886
Net money market and bond trading income, including derivative activity	2,898	6,522	28,038	15,731
Foreign exchange trading (losses) gains, net	(685)	2,912	3,531	8,312
Service charges and fees	48,047	52,365	148,288	151,827
Charge card income	27,251	45	85,999	378
Equity securities gains, net	1,994	2,301	6,082	6,238
Net securities gains, other than trading	2,910	737	5,225	30,756
Other-than-temporary impairment of securities	(4,636)	(60)	(4,767)	(1,093)
Bank-owned insurance	11,042	11,139	34,179	33,665
Letter of credit fees	4,901	4,998	16,494	15,359
Net gains on loans held for sale	4,188	6,331	11,855	17,463
Other	14,209	11,742	34,406	30,646

Total noninterest income	$134,832	$118,279	$436,038	$367,168

Noninterest Expenses
Salaries and other compensation	$113,720	$104,844	$319,481	$302,961
Pension, profit sharing and other employee benefits	22,808	23,451	77,213	77,758
Net occupancy	27,893	24,922	76,913	75,940
Equipment	18,848	16,622	57,380	51,203
Marketing	22,549	13,283	49,192	31,900
Communication and delivery	9,573	7,520	25,075	22,416
Professional fees	32,023	19,388	80,821	68,766
Outside information processing, database and network fees	10,518	9,098	26,374	26,779
FDIC Insurance	11,030	8,983	34,401	52,687
Intercompany services, net	(2,150)	2,368	(7,412)	1,986
Visa indemnification reversal	—	(3,000)	(2,800)	(3,000)
Charge card expense	6,270	—	20,572	—
Amortization of intangibles	6,935	5,746	19,177	19,933
Other	40,318	19,768	98,912	60,800

Total noninterest expenses	$320,335	$252,993	$875,299	$790,129

(Loss) Income before income tax benefit	$(1,995)	$(92,463)	$10,504	$(172,820)
Applicable income tax benefit	(11,071)	(43,829)	(23,888)	(92,513)

Net income (loss)	$9,076	$(48,634)	$34,392	$(80,307)
Less: noncontrolling interest — dividends on preferred stock of subsidiary	4,609	4,609	13,827	13,827

Net Income (Loss) Available for Common Stockholder	$4,467	$(53,243)	$20,565	$(94,134)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net income (loss)	$9,076	$(48,634)	$34,392	$(80,307)
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized (loss) gain on derivative instruments, net of tax benefit for the quarter of $3,199 in 2010 and $17,651 in 2009 and net of tax (benefit) expense for the year-to-date period of ($20,378) in 2010 and $12,266 in 2009	(5,942)	(32,780)	(37,847)	22,781
Reclassification adjustment for realized loss included in net income (loss), net of tax benefit for the quarter of $637 in 2010 and $853 in 2009 and net of tax benefit for the year-to-date period of $1,575 in 2010 and $2,935 in 2009	1,183	1,585	2,926	5,450
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost included in net income (loss), net of tax benefit for the quarter of $0 in 2010 and 2009 and net of tax expense for the year-to-date period of $1,318 in 2010 and $3,531 in 2009	(406)	—	4,168	6,556
Reclassification adjustment for amortization included in net income (loss), net of tax benefit for the quarter of $663 in 2010 and $366 in 2009 and net of tax benefit for the year-to-date period of $1,989 in 2010 and $1,100 in 2009	1,232	681	3,694	2,042
Available-for-sale securities:
Unrealized holding gain arising during the period, net of tax expense for the quarter of $7,538 in 2010 and $9,247 in 2009 and net of tax expense for the year-to-date period of $5,383 in 2010 and $16,194 in 2009	12,946	32,266	17,120	45,187
Reclassification adjustment for realized gain included in net income (loss), net of tax expense for the quarter of $1,018 in 2010 and $258 in 2009 and net of tax expense for the year-to-date period of $1,829 in 2010 and $10,765 in 2009	(1,891)	(480)	(3,396)	(19,992)

Other comprehensive income (loss)	$7,122	$1,272	$(13,335)	$62,024

Comprehensive income (loss)	$16,198	$(47,362)	$21,057	$(18,283)
Comprehensive income related to noncontrolling interest	4,609	4,609	13,827	13,827

Comprehensive income (loss) available for common stockholder	$11,589	$(51,971)	$7,230	$(32,110)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated	Noncontrolling
				Other	Interest —	Total
	Common		Retained	Comprehensive	Preferred Stock	Stockholder’s
	Stock	Surplus	Earnings	Loss	of Subsidiary	Equity
	(in thousands)

Balance at December 31, 2009	$175,345	$2,322,917	$1,621,719	$(97,784)	$250,000	$4,272,197
Stock option exercise	—	509	—	—	—	509
Net income	—	—	20,565	—	13,827	34,392
Dividends — preferred stock of subsidiary	—	—	—	—	(13,827)	(13,827)
Change in noncontrolling interest ownership	—	—	—	—	55	55
Other comprehensive loss	—	—	—	(13,335)	—	(13,335)
Issuance of common stock and contribution to capital surplus	24,550	968,450	—	—	—	993,000

Balance at September 30, 2010	$199,895	$3,291,876	$1,642,284	$(111,119)	$250,055	$5,272,991

Balance at December 31, 2008	$171,495	$2,172,030	$1,734,471	$(206,039)	$250,000	$4,121,957
Stock option exercise	—	800	—	—	—	800
Tax benefit from stock option exercise	—	1,831	—	—	—	1,831
Net income	—	—	(94,134)	—	13,827	(80,307)
Dividends — preferred stock of subsidiary	—	—	—	—	(13,827)	(13,827)
Other comprehensive income	—	—	—	62,024	—	62,024

Balance at September 30, 2009	$171,495	$2,174,661	$1,640,337	$(144,015)	$250,000	$4,092,478

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2010	2009
	(in thousands)

Cash Flows from Operating Activities:
Net income (loss)	$34,392	$(80,307)
Less: noncontrolling interest — dividends on preferred stock of subsidiary	13,827	13,827

Net income (loss) available for common stockholder	$20,565	$(94,134)
Adjustments to determine net cash flows provided by operating activities:
Provision for loan losses	219,574	421,888
Depreciation and amortization, including intangibles	81,348	80,747
Deferred tax expense (benefit)	57,237	(31,057)
Excess tax expense from stock options exercise	178	1,831
Other-than-temporary impairment on securities	4,767	1,093
Net gains on securities, other than trading	(5,225)	(30,756)
Net equity investment gains	(6,082)	(6,238)
Increase in bank-owned insurance	(25,312)	(25,085)
Net decrease in trading securities	113,958	560,117
Decrease in accrued interest receivable	10,190	37,408
(Increase) decrease in prepaid expenses	(86,179)	4,699
Decrease in accrued interest payable	(3,786)	(57,196)
Net increase in accrued tax payable	(79,668)	(29,126)
Net (decrease) increase in other accrued expenses	(33,806)	41,255
Net increase in pension and post retirement benefits	(28,100)	(53,933)
Origination of loans held for sale	(526,378)	(1,163,177)
Proceeds from sale of loans held for sale	559,408	1,163,360
Net gains on loans held for sale	(11,855)	(17,463)
Net gains on sale of premises and equipment	(788)	(2,596)
Net increase (decrease) in foreign exchange contracts	19,080	(25,239)
Recoveries on charged-off loans	53,777	56,282
Net increase (decrease) in trading hedging derivatives	36,555	(36,216)
Visa indemnification reversal	(2,800)	(3,000)
Other, net	116,364	66,586

Net cash provided by operating activities	$483,022	$860,050

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$514,900	$3,339,104
Proceeds from maturities of securities available-for-sale	3,027,567	3,282,450
Purchases of securities available-for-sale	(3,414,559)	(4,112,830)
Net decrease in loans	1,353,972	3,006,437
Proceeds from loans sold to affiliates	273,522	—
Purchases of premises and equipment	(69,501)	(76,112)
Sales of premises and equipment	10,250	26,516
Acquisitions, net of cash received	191,663	(3,423)

Net cash provided by investing activities	$1,887,814	$5,462,142

Cash flows from Financing Activities:
Net decrease in deposits	$(576,032)	$(27,029,801)
Net increase in deposits measured at fair value	450,579	477,082
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(1,422,635)	(1,139,165)
Net increase in other short-term borrowings	45,480	225,865
Net decrease in short-term senior notes	—	(75,000)
Repayment of long-term notes — senior/secured	(137,409)	—
Proceeds from issuance long-term notes — senior/unsecured	—	300,000
Repayment of long-term notes — subordinated	(92,750)	—
Net proceeds from stock options exercise	509	800
Excess tax expense from stock options exercise	(178)	(280)
Capital contributions	993,000	—
Cash dividends paid on preferred stock	(13,827)	(13,827)

Net cash used in financing activities	$(753,263)	$(27,254,326)

Net increase (decrease) in cash and cash equivalents	$1,617,573	$(20,932,134)
Cash and cash equivalents at January 1	10,311,425	27,285,609

Cash and cash equivalents at September 30	$11,928,998	$6,353,475

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harris N.A. (the “Bank” or “HNA”) is a wholly-owned subsidiary of Harris Bankcorp, Inc. (“Bankcorp”), a wholly-owned subsidiary of Harris Financial Corp. (“HFC”), a wholly-owned U.S. subsidiary of Bank of Montreal (“BMO”). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year’s financial statements to the current year’s presentation.

On April 23, 2010, the Bank acquired certain assets and liabilities of Rockford, Illinois-based, AMCORE Bank N.A. (“AMCORE”) from the FDIC for $221.5 million. The Bank assumed approximately $2.5 billion in assets, including approximately $2.1 billion in loans, and $2.2 billion in deposits. The Bank recorded a core deposit intangible of $22.1 million to be amortized over 10 years on an accelerated basis and a customer relationship intangible of $1.3 million to be amortized over 13 years on an accelerated basis. The acquisition includes a loss share agreement with the FDIC and the related indemnification asset was estimated at $427.5 million. The Bank recorded goodwill of $84.3 million which is expected to be deductible for tax purposes. Acquisition costs of $4.4 million were recorded to noninterest expense during the quarter ended June 30, 2010. The acquisition provides the Bank with an opportunity to expand its branch network into communities in northern Illinois and southern Wisconsin. The results of AMCORE’s operations have been included in the Bank’s consolidated financial statements since April 23, 2010.

On December 31, 2009, BMO and the Bank acquired the net cardholder receivables and other assets and obligations of the Diners Club North American franchise (“Diners Club”) from Citigroup for initial cash consideration of $678 million, subject to a post-closing adjustment based on all parties’ final agreement of the net asset value transferred. The acquisition of the net cardholder receivables of Diners Club gives the Bank the right to issue Diners Club cards to corporate and professional clients in the United States and will accelerate the Bank’s initiative to expand in the travel-and-entertainment card sector. As part of this acquisition, the Bank recorded a purchased credit card relationship intangible asset estimated at $44.3 million which will be amortized on an accelerated basis over 15 years. The Bank recorded goodwill of $17.8 million which is expected to be deductible for tax purposes. The gross contractual amount of receivables was $743.2 million and the fair value was $704.6 million. Acquisition-related costs of $0.6 million for the year ended December 31, 2009 were recorded to noninterest expense. The results of the operations have been included in the Bank’s consolidated financial statements since January 1, 2010. As of March 31, 2010 a preliminary contractual true up of $48.4 million was received from Citigroup mainly due to the overestimation of initial credit card loan balances of $56.7 million. As a result, goodwill was decreased by $6.3 million and the credit card relationship intangible asset was increased by $3.4 million. During the quarter ended June 30, 2010 a $15.2 million fair value adjustment to credit card receivables was recorded as an increase to interest income.

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the nine months ended September 30 totaled $245.0 million and $355.0 million in 2010 and 2009, respectively. Cash income tax refunds received for the nine months ended September 30, 2010 and 2009 totaled $4.0 million and $59.7 million, respectively.

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

In June 2010, July 2009 and December 2008, HNA recorded decreases to non-interest expense of $2.8 million, $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of September 30, 2010, December 31, 2009 and September 30, 2009, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $12.0 million, $14.8 million and $14.8 million, respectively. In October 2010, HNA recorded an additional decrease to non-interest expense of $4.7 million as a reduction in the Visa litigation reserve, reflecting additional sales of the Bank’s VISA shares and subsequent contribution to the escrow account.

HARRIS N.A. AND SUBSIDIARIES

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

Remaining ARS were purchased during 2009 and had a gross par value of $8.6 million. A minimal pre-tax charge was recorded for the year ended December 31, 2009 for the difference between the estimated fair values and the par values paid by the Bank. The charge was recorded in noninterest expense in the Consolidated Statements of Operations. During the nine months ended September 30, 2010 ARS with a gross par value of $51.4 million were sold or called and a gain of $5.3 million was recorded to net securities gains, other than trading in the Consolidated Statements of Operations. During the quarter ended September 30, 2010 an impairment charge of $4.0 million was recorded to other-than-temporary impairment on securities on the Consolidated Statements of Operations. The fair value of remaining ARS was $16.3 million as of September 30, 2010, $73.6 million as of December 31, 2009 and $75.7 million as of September 30, 2009. The par value of remaining ARS was $27.1 million as of September 30, 2010, $78.4 million as of December 31, 2009 and $81.1 million as of September 30, 2009. The ARS purchased are classified as available-for-sale.

6.	Health Care Legislation

In March 2010, new health care legislation (The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act) was enacted that changed the tax treatment of the subsidy associated with postretirement medical benefits. The legislation reduced the tax deductions for the cost of providing postretirement prescription drug coverage by the amount of subsidies received. With enactment of the legislation, the Bank was required to write off any deferred tax asset as a tax expense through the income statement, even if a portion of such asset had initially been established through OCI. As a result of this legislation, the Bank recorded tax expense of $5.5 million during the quarter ended March 31, 2010. No other significant tax expense related to this legislation was recorded subsequent to March 31, 2010.

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

HARRIS N.A. AND SUBSIDIARIES

8.	FDIC Special Assessment

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

On December 30, 2009 the FDIC required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. The Bank made a payment of $114 million which was recorded as prepaid expense within other assets. As the Bank is charged monthly for FDIC insurance, the Bank will decrease the prepaid expense and charge FDIC insurance expense until the prepaid amount is exhausted. The prepaid balance for FDIC insurance was $79 million at September 30, 2010. Any prepaid amounts unused at June 30, 2013 will be returned to the Bank.

9.	Other-than-temporary impairment

During the nine months ended September 30, 2010, the Bank recorded other-than-temporary impairment of $4.8 million. Of this amount, $4.0 million was recorded on auction rate securities, $0.6 million on municipal bonds and $0.2 million on CRA investments. During the nine months ended September 30, 2009, the Bank recorded other-than-temporary impairment of $1.1 million on CRA investments. The entire amount of the impairment was related to credit deterioration. Losses related to declines in the estimated fair value of the investments were recorded in the Consolidated Statements of Operations to other-than-temporary impairment of securities.

10.	Recent accounting standards

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

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Third Quarter 2010 Compared with Third Quarter 2009

Summary

For the third quarter 2010, Harris N.A. and subsidiaries (“Bank”) reported net income available for common stockholder of $4.5 million, an increase of $57.7 million from the third quarter 2009 net loss of $53.2 million primarily due to a significant reduction in the provision for loan losses. Results for 2010 include the impact associated with both the Diners Club North American (“Diners Club”) franchise purchased from Citigroup, which closed on December 31, 2009, and the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (FDIC) on April 23, 2010.

Net interest income was $219.3 million, down $4.6 million or 2.0 percent from a year ago, largely due to lower earnings on loans and securities available for sale partially offset by a reduction in the cost of deposits and the additional net interest income associated with the acquisition of AMCORE and Diners Club. Average earning assets increased to $41.0 billion in the third quarter of 2010 from $37.6 billion in 2009. This primarily reflects an increase in interest bearing deposits placed at the Federal Reserve Bank ($5.5 billion) largely offset by decreases in loan balances ($1.0 billion) and the available-for-sale securities portfolio ($1.3 billion). The higher average earning asset level was partially offset by a 24 basis point decrease in the net interest margin to 2.19 percent from 2.43 percent in the third quarter of 2009. The lower margin reflects a lower rate of return on securities available-for-sale as well as an increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank, largely offset by reduced interest costs on deposits and improved loan yields.

Provision for loan losses for the third quarter 2010 was $35.8 million, a decrease of $145.8 million or 80.3 percent from the third quarter 2009 mainly attributable to decreases in both commercial and consumer net charge-offs as well as a reduction in the general provision for consumer loan losses. Net loan charge-offs during the quarter were $63.0 million compared to $134.7 million in the same period last year. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the third quarter 2010 was $134.8 million, an increase of $16.6 million or 14.0 percent. The $27.2 million of additional charge card income associated with the Diners Club credit card portfolio and higher trust fees ($3.5 million) were partially offset by a year over year decline in service charges and fees ($4.3 million) and foreign exchange trading gains ($3.6 million) as well as an increase in other than temporary impairment on securities ($4.6 million).

Third quarter 2010 noninterest expenses were $320.3 million, up $67.3 million or 26.6 percent from third quarter 2009. Higher costs associated with the Diners Club credit card portfolio ($10.7 million) and the acquisition of AMCORE ($41.2 million — of which $17.8 million is directly related to integration activities) account for most of the increase. Excluding these costs, noninterest expenses increased $15.4 million or 6.1 percent largely due to higher costs associated with recent marketing campaigns ($8.1 million) and professional fees ($7.5 million). The income tax benefit decreased $32.8 million from the third quarter of 2009 primarily due to the increase in pre-tax income between periods. The tax benefit recorded this quarter exceeded pre-tax earnings primarily due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at September 30, 2010 totaled $813.1 million or 3.57 percent of total loans, up from $486.0 million or 2.10 percent of total loans at December 31, 2009 and $638.0 million or 2.77 percent a year earlier, primarily attributable to higher non-performing commercial loans. At September 30, 2010, the allowance for loan losses was $674.0 million, equal to 2.96 percent of loans outstanding compared to $680.8 million or 2.94 percent of loans outstanding and $693.1 million or 3.01 percent of loans outstanding at December 31, 2009 and September 30, 2009, respectively. Coverage of nonperforming loans by the allowance for loan losses decreased from 109 percent at September 30, 2009 to 83 percent at September 30, 2010, largely due to higher non-performing loan levels. At December 31, 2009, the ratio was 140 percent. Ratios reflect the sale of loans totaling $502.7 million to psps Holdings, LLC, a subsidiary of Harris Financial Corp., during the full year 2009 and $273.5 million in the second quarter of 2010.

At September 30, 2010 consolidated stockholder’s equity amounted to $5.3 billion, up $1.0 billion from December 31, 2009, mainly due to capital contributions from Harris Bankcorp, Inc. of approximately $1.0 billion during the year. Return (loss) on equity was 0.36 percent in the current quarter, compared to (5.52) percent in last year’s third quarter. Return (loss) on assets was 0.04 percent compared to (0.51) percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At September 30, 2010 Tier 1 capital of the Bank amounted to $4.5 billion, up $1.1 billion from a year ago, while risk-weighted assets declined by $1.5 billion to $28.5 billion. The Bank’s September 30, 2010 Tier 1 and total risk-based capital ratios were 15.66 percent and 17.53 percent compared to respective ratios of 11.46 percent and 13.55 percent at December 31, 2009 and 11.10 percent and 13.20 percent at September 30, 2009. The regulatory leverage capital ratio was 10.07 percent for the third quarter of 2010 compared to 8.82 percent at year-end 2009 and 8.15 percent a year ago. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Summary

For the nine months ended September 30, 2010, the Bank reported net income available for common stockholder of $20.6 million, an increase of $114.7 million from the net loss of $94.1 million for the same period last year, primarily due to a significant reduction in the provision for loan losses and higher charge card fees resulting from the purchase of the Diners Club North American franchise from Citigroup. The results also include the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A from the Federal Deposit Insurance Corporation (FDIC) on April 23, 2010. Return (loss) on equity was 0.63 percent in the current year, compared to (3.27) percent for first nine months of last year. Return (loss) on assets was 0.06 percent compared to (0.28) percent a year ago.

Net interest income was $669.3 million, down slightly from the $672.0 million reported a year ago as reduced loan income and interest on securities available for sale were largely offset by reduced interest costs on deposits. Net interest margin increased to 2.30 percent in 2010 from 2.24 percent in the same period in 2009, reflecting lower costs of deposits and improved yield on loans offset by a lower rate of return on securities available-for-sale as well as an increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank. Average earning assets of $39.9 billion decreased $1.5 billion with a $1.9 billion decline in loans and a decrease of $1.9 billion in available-for-sale securities due to maturities partially offset by a $2.3 billion increase in Federal Reserve Bank deposits.

Year-to-date 2010 provision for loan losses was $219.6 million compared to $421.9 million in 2009. The decline is primarily attributable to a decrease in both commercial and consumer net charge-offs as well as a reduction in the general provision for consumer loan losses partially offset by $33.7 million provision associated with the Diners Club credit card portfolio. Net charge-offs decreased to $226.2 million from $301.5 million in the prior year.

Noninterest income was $436.0 million, up $68.9 million or 18.8 percent from a year ago. This reflects $86.0 million of charge card income associated with the Diners Club credit card portfolio plus higher trading revenues ($12.3 million) and trust fees ($8.8 million) partially offset by a decrease in net gains on portfolio securities ($25.5 million), net gains on loans held for sale ($5.6 million) and net foreign exchange trading gains ($4.8 million).

Noninterest expenses were $875.3 million, an increase of $85.2 million or 10.8 percent. Several items affect the year over year comparison including higher costs associated with the Diners Club credit card portfolio ($33.3 million) and the acquisition of AMCORE ($64.2 million, including integration expense of $24.5 million). These additional costs were partially offset by a $19.2 million reduction in FDIC insurance expense, which reflects a $19.0 million FDIC special assessment in 2009. Excluding the impact of these items, expenses were up $6.8 million or 0.9 percent mainly due to higher marketing costs ($15.6 million), additional reserves for off balance sheet credit exposures ($10.3 million) and mortgage servicing rights impairment ($7.8 million), largely offset by lower employment costs ($11.9 million) and inter-company service charges ($11.0 million). The income tax benefit decreased $68.6 million from the first nine months of 2009 primarily due to the increase in pre-tax income between periods. Results reflect a tax benefit despite positive pre-tax earnings primarily due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 6.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	October 1, 2010 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2010	2011	2012	2013	2014	Thereafter	Total	September 30, 2010

Residential mortgage-backed
Amortized cost	$1,202	$9,578	$—	$8,685	$4,850	$465,800	$490,115	$512,370
Average Yield	4.00%	4.00%	—	4.00%	4.00%	4.35%	4.33%
U.S. Treasury Bills
Amortized cost	$61,999	$—	$—	$—	$—	$—	$61,999	$61,999
Average Yield	0.070%	—	—	—	—	—	0.070%

At September 30, 2010 the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2010. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3 and 5 are being omitted from this Report because such items are not applicable to the reporting period.

None

Item 6.	Exhibits

31.1  Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2  Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of November 2010.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer