Form 10-K
period 2010-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2011-03-31
CIK 1046788

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on March 31, 2011 was 1,180. No common equity is held by nonaffiliates.

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

General

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997 pursuant to the Maryland General Corporation Law. The Company’s principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of mortgage-backed securities, notes issued by Harris N.A. (the “Bank”) secured by Securing Mortgage Loans (defined below) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company’s assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the “Code”), and will generally not be subject to federal income tax if it distributes 90% of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Common Stock are held by HCH, a wholly owned subsidiary of the Bank, (2) the Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The 2010 Illinois statutory tax rate was 7.3% and the 2011 tax rate will be 9.5%. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the Preferred Shares (as defined below). This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of our Common Stock.

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

Concurrent with the issuance of the Preferred Shares, the Bank contributed additional capital of $241 million, net of acquisition costs, to the Company. The Company and the Bank undertook the Offering for two principal reasons: (i) the qualification of the Preferred Shares as Tier 1 capital of the Bank for U.S. banking regulatory purposes under relevant regulatory capital guidelines, as a result of the treatment of the Preferred Shares as a minority interest in a consolidated subsidiary of the Bank, and (ii) lack of federal income tax on the Company’s earnings used to pay the dividends on the Preferred Shares, as a result of the Company’s qualification as a REIT. On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH, a newly-formed and wholly-owned subsidiary of the Bank. The Bank is an indirect wholly-owned U.S. subsidiary of Bank of Montreal (“BMO”). The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding.

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

The Company may from time to time acquire fixed-rate or variable-rate mortgage-backed securities representing interests in pools of mortgage loans. The Bank may have originated a portion of any such mortgage-backed securities by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential properties located throughout the United States. The Company intends to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“GNMA”). The Company does not intend to acquire any interest-only, principal-only or similar speculative mortgage-backed securities. All mortgage back securities at December 31, 2010 and 2009 were all government secured securities.

The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2010 and 2009 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company’s Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2010 and 2009 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2010, the Company held $24 million of short-term money market assets and $40 million of U.S. Treasury securities. At December 31, 2009, the Company held $22 million of short-term money market assets and $40 million of U.S. Treasury Securities.

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

The Advisory Agreements in effect in 2010 and 2009 entitled the Bank to receive advisory fees of $167 thousand and $196 thousand, respectively. It is expected that 2011 advisory fees will be approximately $170 thousand.

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

Employees

As of December 31, 2010, the Company had no paid employees. All officers of the Company were employed by the Bank.

Environmental Matters

In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company’s ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans during 2010 and 2009.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2010 as well as 2009, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Beginning January 1, 2009, the state of Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single corporation. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock is held by HCH, a wholly owned subsidiary of the Bank, (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of our Common Stock. The Illinois statutory tax rate for 2010 was 7.3% and for 2011 will be 9.5%.

The following tables sets forth selected dividend information:

	Year Ended December 31, 2010
	Dividends					Amount in
	per share	# of Shares	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	03/05/2010	03/15/2010	03/30/2010	$4,609
	.46094	10,000,000	06/11/2010	06/15/2010	06/30/2010	4,609
	.46094	10,000,000	09/02/2010	09/15/2010	09/30/2010	4,610
	.46094	10,000,000	12/02/2010	12/15/2010	12/30/2010	4,610

						$18,438

No common dividends were paid in the year ended December 31, 2010

	Year Ended December 31, 2009
	Dividends					Amount in
	per share	# of Share	Declared Date	Record Date	Paid Date	Thousands

Preferred Dividends	$.46094	10,000,000	03/05/2009	03/15/2009	03/30/2009	$4,609
	.46094	10,000,000	06/11/2009	06/15/2009	06/30/2009	4,609
	.46094	10,000,000	09/02/2009	09/15/2009	09/30/2009	4,610
	.46094	10,000,000	12/02/2009	12/15/2009	12/30/2009	4,610

						$18,438

Common Stock Dividends	$221	1,180	05/28/2009	06/15/2009	06/22/2009	$261
	1,695	1,180	12/02/2009	12/15/2009	12/30/2009	2,000

						$2,261

ITEM 1A.	RISK FACTORS

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

Dividends and operations of the Company restricted by regulation

Because the Company is a subsidiary of the Bank, bank regulatory authorities will have the right to examine the Company and its activities. Under certain circumstances, including any determination that the Bank’s relationship to the Company results in an unsafe and unsound banking practice, such regulatory authorities will have the authority to restrict the ability of the Company to transfer assets, to make distributions to its stockholders (including dividends to the holders of Preferred Shares, as described below), or to redeem Preferred Shares, or even to require the Bank to sever its relationship with, or divest its ownership of, the Company. Such actions could potentially result in the Company’s failure to qualify as a REIT.

Payment of dividends on the Preferred Shares could also be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At December 31, 2010, the Bank’s Total risk-based capital ratio was 17.87%, Tier 1 risk-based capital ratio was 15.98% and the Tier 1 leverage ratio was 9.64%. Consequently, the Bank was categorized as “well-capitalized” by its regulator at December 31, 2010.

In addition, the National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. Prior approval from the OCC was received for the dividend declaration in September and December of 2010 and the most recent dividend declaration in March 2011. The Company anticipates the need to request similar approvals from the OCC for all quarters in 2011. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained.

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

Illinois Tax Law Change

Beginning January 1, 2009, Illinois required a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single corporation. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock are held by HCH, a wholly owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The 2010 Illinois statutory tax rate was 7.3% and for 2011 it will be 9.5%. Management believes that the Illinois state tax expense to be incurred by the Company has not and in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the Preferred Shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock.

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

Relationship with the Bank and its affiliates; conflicts of interest

The Bank and its affiliates are involved in virtually every aspect of the Company’s existence. The Bank is the sole holder of the Common Stock of the Company and will administer the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank will also act as servicer of the Mortgage Loans on behalf of the Company under the Servicing Agreement. In addition, other than the Independent Directors and Non Bank Directors (as defined in Item 10), all of the officers and directors of the Company are also officers and/or directors of the Bank and/or affiliates of the Bank. Their compensation is paid by the Bank, and they have substantial responsibilities in connection with their work as officers of the Bank. As the holder of all of the outstanding voting stock of the Company, the Bank will have the right to elect all directors of the Company, including the Independent Directors.

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

Planned Acquisition of Marshall and Isley Corporation

On December 17, 2010, BMO announced it had reached a definitive agreement to purchase Marshall & Isley Corporation (“M&I”) in a common stock for common stock transaction. The purchase price will depend on the number of M&I common shares outstanding at the closing date and is estimated at $4.1 billion. BMO intends that M&I will ultimately merge with and into HFC immediately upon acquisition. In addition, BMO has agreed to have its subsidiary, Harris Financial Corporation (“HFC”) purchase M&I’s Troubled Asset Relief Program (“TARP”) preferred shares and warrants from the U.S. Treasury. At the time of acquisition, it is anticipated that the commercial banking operations of M&I will be merged with those of the Bank. Subject to regulatory approval and M&I shareholders’ vote, the acquisition is expected to close prior to July 31, 2011. At December 31, 2010, M&I’s assets and deposits totaled $50.8 billion and $38.3 billion, respectively. This acquisition would substantially increase the Bank’s assets, geographic presence, scope of operations and customer base. There can be no assurance that the resulting bank will be profitable or that returns on equity and assets would be maintained at a level comparable to what the Bank would otherwise earn excluding the M&I operations.

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

Government regulation

The Bank is subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Some of the legislative and regulatory changes may benefit the Bank; others, however, may increase its costs of doing business and assist competitors of the Bank. In recent years, global regulators have proposed reforms that are intended to strengthen the banking sector regulatory capital and liquidity frameworks and strengthen the resilience of individual banking institutions in periods of stress, which are collectively referred to as Basel III. Based on regulatory guidance provided to date, the key building blocks of Basel III from a regulatory capital perspective include:

•	raising the quality of capital that banks are required to hold to ensure banks are better able to absorb losses on both a going-concern and liquidation basis;

•	increasing risk capital requirements, particularly for market risk, securitizations and counterparty credit risk;

•	introducing new regulatory capital ratios — the Common Equity Ratio and the Leverage Ratio — to complement the existing Tier 1 Capital Ratio and Total Capital Ratio; and

•	increasing minimum capital requirements.

The Basel III rules are expected to be implemented in a phased approach. The final requirements and transition period applicable to BMO and Harris NA have not been established. The final requirements may increase the amount of capital that BMO and Harris NA are required to hold, and may have a negative impact on their results of operations.

On July 21, 2010, U.S. President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is referred to as Dodd-Frank. Dodd-Frank is broad in scope and the Bank is currently assessing the impact of the legislation. The reforms include heightened consumer protection, regulation of the over-the-counter derivatives markets, restrictions on proprietary trading by banks, which is referred to as the Volcker Rule, imposition of heightened prudential standards and broader application of leverage and risk-based capital requirements, greater supervision of systemically significant payment, clearing or settlement systems, restrictions on interchange fees, and the creation of a new financial stability oversight council of regulators with the objective of increasing stability by monitoring systemic risks posed by financial services companies and their activities. Many aspects of Dodd-Frank are subject to rulemaking and will take effect over several years, making it difficult to anticipate at this time the overall impact on the Bank or the financial services industry more generally. However, Dodd-Frank is likely to result in an increase in compliance costs and regulatory enforcement, particularly on the Bank’s U.S. business, and could have a negative impact on the Bank’s results of operations.

There can be no assurance that state or federal regulators will not, in the future, impose further restriction or limits on the Bank’s activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None as of December 31, 2010.

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

HCH presently owns all 1,180 shares of the Common Stock of the Company, which are not listed or traded on any securities exchange. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company sold 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash, the proceeds of which was used to purchase Mortgage Assets. HCH continues to own 100% of the shares of the Common Stock. On December 30, 2009, the Company paid a cash dividend of $2 million (declared on December 2, 2009), on the outstanding common shares to the stockholder of record on December 15, 2009. Part of this dividend ($17,291) was considered a return of capital to the Company’s common shareholder rather than ordinary income. This has no impact on holders of the Preferred Stock. On June 22, 2009, the Company paid a cash dividend of $261 thousand (declared on May 28, 2009), on the outstanding common shares to the stockholders of record on June 15, 2009. No cash dividends were paid on the outstanding common shares during 2010.

The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. During 2010 and 2009, the Company declared and paid $18.4 million in preferred dividends to preferred stockholders. Although the Company declared cash dividends on the Preferred Shares for 2010 and 2009, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company’s financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

The Bank prepares notices relating to the Company’s dividend declaration on the Preferred Shares on the Bank’s website (www.harrisbank.com) under “Corporate Information/News Releases”. The information on the Bank’s website does not constitute a part of this Report.

The Company did not repurchase or redeem any Common Stock or Preferred Shares during 2010 or 2009. The Company did not authorize for issuance any securities of the Company under any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statement of Operations Data:
Interest income	$20,466	$22,635	$21,296	$22,524	$21,442
Non-interest income	326	—	—	—	—

Total income	$20,792	$22,635	$21,296	$22,524	$21,442
Operating expenses:
Loan servicing fees paid to Harris N.A.	11	12	15	18	23
Advisory fees paid to Harris N.A.	167	196	208	119	127
General and administrative	351	399	374	300	342

Total operating expenses	$529	$607	$597	$437	$492
Applicable state income taxes	1,479	1,608	—	—	—

Net income	$18,784	$20,420	$20,699	$22,087	$20,950
Preferred stock dividends	18,438	18,438	18,438	18,438	18,438

Net income available to common stockholder	$346	$1,982	$2,261	$3,649	$2,512

Basic and diluted earnings per common share	$293	$1,680	$2,261	$3,649	$2,512

Distributions per preferred share	$1.8438	$1.8438	$1.8438	$1.8438	$1.8438

Balance Sheet Data (end of period):
Total assets	$586,086	$583,574	$501,130	$492,923	$487,340

Total liabilities	$1,258	$1,084	$886	$3,129	$4,731

Total stockholders’ equity	$584,828	$582,490	$500,244	$489,794	$482,609

Cash Flows Data:
Net cash provided by operating activities	$18,579	$20,419	$20,326	$22,235	$20,760

Net cash provided by (used in) investing activities	$968	$(63,483)	$(6,424)	$(3,603)	$232

Net cash (used in) provided by financing activities	$(18,438)	$59,301	$(24,088)	$(23,560)	$(16,408)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

Summary

Year Ended December 31, 2010 Compared to December 31, 2009

The Company’s net income for 2010 was $18.8 million. This represented an 8% decrease from 2009 net income of $20.4 million. Earnings decreased primarily because of a reduction in interest income on portfolio securities as market yields have declined significantly.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2010 was $85 thousand on an average balance of $64 million with an average yield of .13% compared to interest income of $31 thousand on an average balance of $33 million with an average yield of .09% for 2009. Interest income on the Notes for 2010 totaled $222 thousand and yielded 6.4% on $3.5 million of average principal outstanding compared to $247 thousand and a 6.4% yield on $3.9 million average principal outstanding for 2009. The decrease in interest income from the Notes was attributable to a reduction in the Note balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $4 million for 2010 and $5 million for 2009. Interest income on securities available-for-sale for 2010 was $20.2 million, resulting in a yield of 4.0% on an average balance of $500 million compared to interest income of $22.4 million with a yield of 4.3% on an average balance of $518 million for 2009. There were no Company borrowings during either year.

Gains from investment securities sales were $326 thousand in 2010. There were no investment securities sales in 2009 or 2008.

Operating expenses for the year ended December 31, 2010 totaled $529 thousand compared to $607 thousand in 2009. Loan servicing expenses for 2010 totaled $11 thousand, a decrease of $1 thousand from 2009. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2010 were $167 thousand compared to $196 thousand, a 14.8% decrease from 2009, primarily due to certain charges for treasury services being assessed directly rather than as part of advisory fees in the current year. General and administrative expenses totaled $351 thousand for 2010 and $399 thousand for 2009, a 12.0% decrease from 2009 primarily as a result of decreased costs for insurance and legal fees offset by higher treasury costs.

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

Quarter Ended December 31, 2010 Compared to Quarter Ended December 31, 2009

The Company’s net income for the fourth quarter of 2010 was $4.6 million and for the fourth quarter of 2009 was $5.1 million.

Interest income on securities available-for-sale for the current quarter was $4.8 million resulting in a yield of 3.8% on an average balance of $508 million, compared to interest income of $5.6 million with a yield of 4.3% on an average balance of $523 million for the same period a year ago. The decrease in these assets largely reflected the lower interest rates. Interest income on securities purchased under agreement to resell for the current quarter was $23 thousand on an average balance of $63 million resulting in an average yield of 0.15% compared to interest income of $7 thousand on an average balance of $41 million with an average yield of .01% for the same period in the year-ago quarter.

There were no Company borrowings during the fourth quarter of 2010 or 2009.

Fourth quarter 2010 operating expenses totaled $154 thousand, a decrease of $22 thousand from the fourth quarter of 2009. Advisory fees for the fourth quarter of 2010 were $31 thousand compared to $60 thousand in the prior year’s fourth quarter due to deceased costs for investment advisory services and administration. Loan servicing fees for the fourth quarter of 2010 and 2009 were $3 thousand. General and administrative expenses totaled $122 thousand in the current quarter compared to $113 thousand for the same period in 2009, reflecting increased costs for printing and expert services.

Allowance for Loan Losses

The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool and because the Company can, under certain conditions, require the Bank to dispose of nonperforming Mortgage Loans.

Concentrations of Credit Risk

The MBS portfolio securities currently held by the Company are all various issues of federal agency guaranteed conventional pass-through securities. The credit guarantees extended by Fannie Mae and FHLMC are characterized as full modification guarantees whereby the timely payment of both interest and principal is assured by the respective sponsoring federal agency.

A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the state’s economy. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $2.6 million at December 31, 2010 and $2.9 million at December 31, 2009.

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

As presented in the accompanying consolidated Statement of Cash Flows, the primary sources of funds in addition to the $18.6 million provided from operations during 2010 were $395.3 million from the maturities and sales of securities available-for-sale. In 2009, the primary sources of funds other than $20.4 million provided from operations were $272.5 million from the maturities of securities available-for-sale and $80 million from the purchase of the Company’s common stock by HCH. The primary uses of funds for 2010 were $394.5 million in purchases of securities available-for-sale and $18.4 million in Preferred Share dividends. In 2009, the primary uses of funds were $336.7 million in purchases of securities available-for-sale and $18.4 million and $2.3 million in Preferred Share dividends and Common Stock dividends paid, respectively.

Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements”, as of January 1, 2010. The standard amends ASC 820-10 to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements. The adoption of the standard had no impact on the corporation’s financial position or results of operations. See Note 6 to the Consolidated Financial Statements for additional information on fair value of financial instruments. The standard also requires new disclosures about the roll forward of activity in Level 3 fair value measurements which will be effective January 1, 2011.

Tax Matters

As of December 31, 2010, the Company believes that it is in full compliance with the REIT federal income tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single corporation. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock is held by HCH a wholly-owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The Illinois statutory tax rate for 2010 was 7.3% and the tax rate for 2011 will be 9.5%. For the fourth quarter and twelve months of 2010, $366 thousand and $1.5 million of Illinois income tax expense was recorded, respectively.

Ratings Adjustment

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

As of December 31, 2010, the Company had $3.4 million invested in Notes, a decrease of $215 thousand from December 31, 2009. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2010, the Company held $517 million in residential mortgage-backed securities compared to $515 million at December 31, 2009. At December 31, 2010 and 2009, the Company had $40 million in U.S. Treasury Securities. At December 31, 2010, the Company held an investment of $24 million in securities purchased from the Bank under agreement to resell compared to $22 million at December 31, 2009. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

The following table stratifies the Company’s available-for-sale securities as of December 31, 2010 by maturity date (in thousands of dollars):

	Year Ending December 31							Fair Value at
	2011	2012	2013	2014	2015	Thereafter	Total	December 31, 2010

Residential mortgage-backed
Amortized cost	$7,993	$—	$7,380	$4,150	$1,701	$480,211	$501,435	$516,911
Average Yield	4.00%	—	4.00%	4.00%	4.00%	4.22%	4.21%
US Treasuries
Amortized cost	$40,000	—	—	—	—	—	$40,000	$40,000
Average Yield	0.01%	—	—	—	—	—	0.01%

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

Disclosure Controls and Procedures

As of December 31, 2010, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that these disclosure controls and procedures are effective to ensure that material information for the Company required to be included in this Report has been made known to them in a timely fashion.

Management’s Report on Internal Control over Financial Reporting

The management of Harris Preferred Capital Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Harris Preferred Capital Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting using the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2010.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for non-accelerated filers under Section 989G of the Dodd-Frank Wall Street Return and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held

Paul R. Skubic	62	Chairman of the Board, President
Pamela C. Piarowski	51	Chief Financial Officer, Treasurer
Margaret M. Sulkin	52	Assistant Treasurer
Delbert J. Wacker	79	Director
David J. Blockowicz	68	Director
Forrest M. Schneider	63	Director
Frank M. Novosel	64	Director

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

Mr. Wacker has been a director of the Company since inception, January 2, 1998. Mr. Wacker is a retired partner from Arthur Andersen & Co. since 1987 after 34 years. From July 1988 to November 1990, he was Vice President -Treasurer, Parkside Medical Services, a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General. He is a Certified

Public Accountant. Based primarily upon Mr. Wacker’s extensive 40-year management and leadership experience as a former partner of a national accounting firm and as former Vice President-Treasurer and financial consultant for a health care system; strong accounting, financial and risk analysis skills and experience; and tenure and contributions as a current Board member and Board committee member, the Board determined that Mr. Wacker should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Blockowicz has been a director of the Company since inception, January 2, 1998. Mr. Blockowicz is a Certified Public Accountant and is a partner with Blockowicz & Tognocchi LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990. Blockowicz & Tognocchi LLC is a professional tax consulting firm and is not a parent, subsidiary or other affiliate of the Company. Based primarily upon Mr. Blockowicz’s extensive 33-year management and leadership experience as a former partner of a national accounting firm and as a partner of a professional tax consulting firm; strong taxation, accounting and financial skills and experience; and tenure and contributions as a current Board member and Board committee chairperson, the Board determined that Mr. Blockowicz should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Schneider has been a director of the Company since 2000. Mr. Schneider is Vice President of Lane Industries, Inc (until September 30, 2010 Mr. Schneider served as President and Chief Executive Officer of Lane Industries). Mr. Schneider has been a director of Lane Industries, a diversified holding company from 2000 until September 30, 2010. He has been employed by Lane Industries since 1976. Lane Industries is not a parent, subsidiary or other affiliate of the Company. He is a graduate of the University of Illinois at Chicago, where he received his B.S. in Finance. He also holds a M.S. in Finance from the University of Illinois at Urbana, Champaign. Mr. Schneider served as a director of General Binding Corporation (NASDAQ) from 2000 until 2005 and served on the governance and compensation committees. Mr. Schneider served as a director of ACCO Brands Corporation (NYSE) from 2005 until 2006. Based primarily upon Mr. Schneider’s extensive 10 year executive management and leadership experience as a President, Chief Executive Officer and director of a diversified holding company; strong strategic planning, financial, risk analysis and administrative skills and experience; and tenure and contributions as a current Board member and Board committee member, the Board determined that Mr. Schneider should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

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

Compensation of Directors

The Company pays directors who are not currently officers of the Bank or its affiliates (“Non Bank Director”) and Independent Directors (as defined in Item 13 (c) below) fees for their services as directors. For the Company’s 2010 fiscal year, Non Bank Directors and Independent Directors received a fee of $3,000 per quarter, and $4,000 per quarter for services to the Investment Committee. Directors also received $1,000 for each meeting of the Board of Directors and Audit Committee that they attended. The following table shows the compensation received in 2010. The Company has not paid and does not currently intend to pay any compensation to directors who are not Independent Directors or to Non Bank Directors or who are active Bank officers.

					Non-Qualified
				Non-Equity	Deferred
	Fees Earned	Stock	Option	Incentive Plan	Compensation	All Other
	or Paid in	Awards	Awards	Compensation	Earnings	Compensation
Name	Cash	($)	($)	($)	($)	($)	Total

Delbert J. Wacker *	$20,000	—	—	—	—	—	$20,000
David J. Blockowicz *	20,000	—	—	—	—	—	20,000
Forrest M. Schneider *	20,000	—	—	—	—	—	20,000
Frank M. Novosel **	32,000	—	—	—	—	—	32,000

	$92,000	—	—	—	—	—	$92,000

*	Represents $16,000 in compensation received as Independent Director and $4,000 in compensation received as an Audit Committee Member.

**	Represents $16,000 in compensation received as a Non Bank Director and $16,000 in compensation received as an Investment Committee Member.

The Company has adopted a code of ethics for its senior officers, including the executive officers, which is filed as an Exhibit hereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed with respect to the year ended December 31, 2010, the Company believes that all ownership reports were filed on a timely basis.

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

The following table shows the ownership as of March 30, 2011 of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the officers or directors who own any such shares.

	Name of	Amount of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class

Preferred Stock	Paul R. Skubic	8,625 Shares	.032%
Preferred Stock	Forrest Schneider	8,965 Shares	.033%
Preferred Stock	David J. Blockowicz	3,300 Shares	.012%
Preferred Stock	Frank M. Novosel	3,500 Shares	.013%
Preferred Stock	Delbert Wacker	3,000 Shares	.011%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)	Transactions with Related Persons

The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the Common Stock of the Company. Paul R. Skubic, Chairman of the Board of the Company, its executive officers, Pamela C. Piarowski, and Margaret M. Sulkin, are also officers of the Bank.

A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2010, the Company received repayments on the Notes of $215 thousand compared to 2009 repayments of $700 thousand. In years ended December 31, 2010, 2009 and 2008, the Bank paid interest on the Notes in the amount of $222 thousand, $246 thousand and $302 thousand, respectively, to the Company.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2010, the Company held $24 million of such assets and earned $85 thousand of interest from the Bank during 2010. At December 31, 2009, the Company held $22 million of such assets and earned $31 thousand of interest for 2009. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this report. In 2010, the Bank received payments of $11 thousand and $167 thousand, respectively, compared to $12 thousand and $196 thousand for 2009, under the terms of these agreements.

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

Audit Fees

For the years ended December 31, 2010 and 2009, the Company’s principal accountant billed $65 thousand and $67 thousand, respectively for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the Company’s financial statements outside of those fees disclosed above under “Audit Fees” for the years ended December 31, 2010 and 2009.

Tax Fees

There were no fees billed for tax-related services for the years ended December 31, 2010 and 2009.

All Other Fees

There were no other fees billed to the Company by the Company’s principal accountants other than those disclosed above for the years ended December 31, 2010 and 2009.

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

(3) Exhibits:

*3(a)(I)	Articles of Incorporation of the Company, as amended
**3(b)	Bylaws of the Company
***4	Specimen of certificate representing Series A Preferred Shares
***10(a)	Form of Servicing Agreement between the Company and the Bank
***10(b)	Form of Advisory Agreement between the Company and the Bank
***10(c)	Form of Bank Loan Agreement between the Company and the Bank
***10(d)	Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14	Code of Ethics for Senior Officers (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
24	Power of attorney
31.1	Certification of Pamela C. Piarowski pursuant to Rule 13a — 14(a)
31.2	Certification of Paul R. Skubic pursuant to Rule 13a — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350

*	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated March 4, 2009.

**	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated August 31, 2007.

***	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2011.

/s/  PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President

/s/  PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 31st day of March 2011.

David J. Blockowicz	Forrest M. Schneider
Frank M. Novosel	Delbert J. Wacker

Paul R. Skubic
Attorney-In-Fact

Supplemental Information

No proxy statement will be sent to security holders in 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
of Harris Preferred Capital Corporation:

We have audited the accompanying consolidated balance sheets of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Chicago, Illinois
March 31, 2011

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	December 31	December 31
	2010	2009
	(In thousands, except share data)

ASSETS
Cash on deposit with Harris N.A.	$525	$916
Securities purchased from Harris N.A. under agreement to resell	23,500	22,000

Total cash and cash equivalents with Harris N.A.	$24,025	$22,916
Notes receivable from Harris N.A.	3,369	3,584
Securities available for sale, at fair value
Mortgage-backed	516,911	515,190
U.S. Treasury Bills	40,000	39,999
Other assets	1,781	1,885

Total assets	$586,086	$583,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$114	$116
Accrued taxes payable and deferred tax liabilities	1,144	968

Total liabilities	$1,258	$1,084

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1
Additional paid-in capital	320,733	320,733
Earnings less than distributions	(255)	(601)
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities, net of tax	14,349	12,357

Total stockholders’ equity	$584,828	$582,490

Total liabilities and stockholders’ equity	$586,086	$583,574

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income
and Comprehensive Income

	For the Years Ended
	December 31
	2010	2009	2008
	(In thousands)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$85	$31	$963
Notes receivable from Harris N.A.	222	246	302
Securities available for sale:
Mortgage-backed	20,152	22,356	20,011
U.S. Treasury Bills	7	2	20

Total interest income	$20,466	$22,635	$21,296

Noninterest income:
Gain on sale of securities	326	—	—

Total income	$20,792	$22,635	$21,296

Operating expenses:
Loan servicing fees paid to Harris N.A.	$11	$12	$15
Advisory fees paid to Harris N.A.	167	196	208
General and administrative	351	399	374

Total operating expenses	$529	$607	$597

Income before income taxes	$20,263	$22,028	$20,699
Applicable state income taxes	1,479	1,608	—

Net Income	$18,784	$20,420	$20,699
Preferred stock dividends	18,438	18,438	18,438

Net income available to common stockholder	$346	$1,982	$2,261

Basic and diluted earnings per common share	$293	$1,680	$2,261

Average number of common shares outstanding	1,180	1,148	1,000
Net income	$18,784	$20,420	$20,699
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during the period, net of deferred state taxes	2,294	2,525	10,839
Less reclassification adjustment for realized gains included in net income, net of state tax effect	(302)	—	—

Comprehensive income	$20,776	$22,945	$31,538

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010, 2009 and 2008

				(Distributions in
				Excess of	Accumulated
			Additional	Earnings) Earnings	Other	Total
	Preferred	Common	Paid-in	in Excess of	Comprehensive	Stockholders’
	Stock	Stock	Capital	Distributions	Income (Loss)	Equity
	(In thousands except per share data)

Balance at December 31, 2007	$250,000	$1	$240,733	$67	$(1,007)	$489,794

Net income	$—	$—	$—	$20,699	$—	$20,699
Other comprehensive income	—	—	—	—	10,839	10,839
Dividends declared on common stock ($2,650 per share)	—	—	—	(2,650)	—	(2,650)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2008	$250,000	$1	$240,733	$(322)	$9,832	$500,244

Net income	$—	$—	$—	$20,420	$—	$20,420
Other comprehensive income	—	—	—	—	2,525	2,525
Capital contribution and issuance of common stock	—	—	80,000	—	—	80,000
Dividends declared on common stock ($2,261 per share)	—	—	—	(2,261)		(2,261)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2009	$250,000	$1	$320,733	$(601)	$12,357	$582,490

Net income	$—	$—	$—	$18,784	$—	$18,784
Other comprehensive income	—	—	—	—	1,992	1,992
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2010	$250,000	$1	$320,733	$(255)	$14,349	$584,828

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2010	2009	2008
	(In thousands)

Operating Activities:
Net income	$18,784	$20,420	$20,699
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(326)	—	—
Net decrease (increase) in other assets	104	—	(356)
Net increase (decrease) in accrued expenses and taxes	17	(1)	(17)

Net cash provided by operating activities	$18,579	$20,419	$20,326

Investing Activities:
Repayments of notes receivable from Harris N.A.	$215	$700	$1,051
Purchases of securities available-for-sale	(394,504)	(336,736)	(265,238)
Proceeds from maturities/redemptions of securities available-for-sale	389,564	272,553	257,763
Proceeds from sales of securities available-for-sale	5,693	—	—

Net cash provided by (used in) investing activities	$968	$(63,483)	$(6,424)

Financing Activities:
Cash dividends paid on preferred stock	$(18,438)	$(18,438)	$(18,438)
Cash dividends paid on common stock	—	(2,261)	(5,650)
Capital contribution and issuance of common stock	—	80,000	—

Net cash (used in) provided by financing activities	$(18,438)	$59,301	$(24,088)

Net increase (decrease) in cash and cash equivalents with Harris N.A.	$1,109	$16,237	$(10,186)
Cash and cash equivalents with Harris N.A. at beginning of year	22,916	6,679	16,865

Cash and cash equivalents with Harris N.A. at end of year	$24,025	$22,916	$6,679

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
State Income Taxes	$24	—	—

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements

1.	Organization and Basis of Presentation

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

Allowance for Loan Losses

The allowance for probable loan losses is maintained at a level considered adequate to provide for probable loan losses or losses on Notes Receivable collateralized by loans. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management’s estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2010 and 2009, no allowance for loan losses was recorded under this policy.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

Income Taxes

The Company has elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company does not expect to be subject to Federal income tax because assets, income distribution and stock ownership tests in Code Sections 856-860 are met. Accordingly, no provision for federal income taxes is included in the accompanying financial statements. Beginning January 1, 2009 the Company is classified as a “captive” REIT for Illinois tax purposes. As a captive REIT, the Company will not claim a deduction for dividends paid and will accrue Illinois income tax on Illinois taxable income. At December 31, 2010 the Company has provided $1.1 million of deferred Illinois taxes on unrealized holdings gains recognized in comprehensive income. At December 31, 2009 the Company provided $973 thousand of deferred Illinois taxes on unrealized holdings gains recognized in comprehensive income.

The REIT Modernization Act, which took effect on January 1, 2001, modified certain provisions of the Code with respect to the taxation of REITs. A key provision of this tax law change reduced the required level of distributions by a REIT from 95% to 90% of ordinary taxable income.

At December 31, 2010 and 2009, the Company recorded deferred state income taxes related to unrealized holding gains in its investment portfolio. These taxes would be payable in future periods, assuming such gains were realized. During 2010, a security was sold with a gain of $326 thousand and related state tax payment of $24 thousand.

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

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term assets and are reflected as securities purchased under agreement to resell in the consolidated balance sheet. Securities purchased under agreement to resell totaled $24 million at December 31, 2010 compared to $22 million at December 31, 2009. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company’s account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company’s interest in these securities.

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

Available-for-sale securities and other investments are subject to ongoing other-than-temporary impairment reviews. In determining whether a loss is temporary, factors considered include the extent of the unrealized loss, the length of time that the security has been in an unrealized loss position, the financial condition and near-term prospects of the issuer, and whether the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the investment before the recovery of the investment’s amortized cost basis. If a decline is considered to be other-than-temporary, a write-down is recorded in the Consolidated Statements of

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

Income as other-than-temporary impairment on securities, and a new cost basis is established. In the event an available-for-sale debt security is considered to be other-than-temporarily impaired and the Company does not intend to sell the security, then the amount of the impairment charge equal to the credit loss is recorded in earnings and the remaining non credit-related impairment charge is recorded in other comprehensive income.

New Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements”, as of January 1, 2010. The standard amends ASC 820-10 to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements. The adoption of the standard had no impact on the corporation’s financial position or results of operations. See Note 6 to the Consolidated Financial Statements for additional information on fair value of financial instruments. The standard also requires new disclosures about the roll forward of activity in Level 3 fair value measurements which will be effective January 1, 2011.

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

On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a fixed rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Securing Mortgage Loans. During 2010, the Company received repayments on the Notes of $215 thousand compared to 2009 repayments of $700 thousand. For years ended December 31, 2010, 2009 and 2008, the Bank paid interest on the Notes in the amount of $222 thousand, $246 thousand and $302 thousand, respectively, to the Company.

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

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

The balance of Securing Mortgage Loans at December 31, 2010 and 2009 was $4.2 million and $4.7 million, respectively. The weighted average interest rate on those loans at December 31, 2010 and 2009 was 5.7% and 5.9%, respectively.

None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2010 or 2009.

A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in Illinois is, in part, dependent on that state’s economy. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $2.6 million at December 31, 2010 and $2.9 million at December 31, 2009.

4.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2010				December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

Available-for-Sale Securities
Residential mortgage-backed	$501,435	$17,439	$1,963	$516,911	$501,861	$14,214	$885	$515,190
U.S. Treasury Bills	40,000	—	—	40,000	40,000	—	1	39,999

Total Securities	$541,435	$17,439	$1,963	$556,911	$541,861	$14,214	$886	$555,189

The following table summarizes residential mortgage-backed securities with unrealized losses as of December 31, 2010 and 2009, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by residential mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. As of December 31, 2010 there were no securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses are temporary, since the unrealized losses on investments in mortgage-backed securities and U.S. Treasuries reflect changes in interest rates rather than credit deterioration. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There was a $302 thousand reclassification adjustment for realized securities gains to other comprehensive income during 2010. There were no reclassification adjustments to other comprehensive income during 2009 or 2008.

December 31, 2010

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(In thousands)

Residential mortgage-backed	$79,133	$1,963	$—	$—	$79,133	$1,963

Total	$79,133	$1,963	$—	$—	$79,133	$1,963

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

The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturities:
Within 1 year	$47,993	$48,053
1 to 5 years	13,231	13,703
5 to 10 years	120,155	128,564
Over 10 years	360,056	366,591

Total Securities	$541,435	$556,911

5.	Fair Value Measurements

The Company follows the guidance within FASB ASC 820, “Fair Value Measurements and Disclosures”, in determining the accounting for and disclosure of fair values of its assets and liabilities. The pronouncement provides methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value.

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

The Company uses a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Level 1 relies on the use of quoted market prices. Level 2 relies on internal models using observable market information as inputs and Level 3 relies on internal models without observable market information. The Company has investments in U.S. Treasury securities that are classified as Level 1, and has U.S. government sponsored residential mortgage-backed securities that are classified in Level 2 of the fair value hierarchy. External vendors

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

typically use pricing models to determine fair values for the securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data.

The valuations of assets that are measured at fair value on a recurring basis at December 31, 2010 and 2009 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	12/31/10	Level 1	Level 2	Level 3
		(In thousands)

Available-for-sale securities:
Residential mortgage-backed	$516,911	$—	$516,911	$—
U.S. Treasury	40,000	40,000	—	—

	$556,911	$40,000	$516,911	$—

	Fair Value	Fair Value Measurements Using
	12/31/09	Level 1	Level 2	Level 3
		(In thousands)

Available-for-sale securities:
Residential mortgage-backed	$515,190	$—	$515,190	$—
U.S. Treasury	39,999	39,999	—	—

	$555,189	$39,999	$515,190	$—

6.	Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Company’s fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long-term borrowings, fair values have been estimated using various valuation methods and assumptions. The fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in an actual transaction. The fair value estimation methodologies employed by the Company were as follows:

Fair value was assumed to equal carrying value for cash on deposit with the Bank, securities purchased under agreement to resell and accrued interest receivable, due to their short term nature.

The fair value of notes receivable from the Bank was estimated using a discounted cash flow calculation utilizing current market rates offered by the Bank as the discount rates.

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 4 and 5.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

The estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 are presented in the following table:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets
Cash on deposit with Harris N.A.	$525	$525	$916	$916
Securities purchased from Harris N.A. under agreement to resell	23,500	23,500	22,000	22,000
Notes receivable from Harris N.A.	3,369	4,758	3,584	4,908
Securities available-for-sale	556,911	556,911	555,189	555,189
Accrued interest receivable	1,781	1,781	1,885	1,885

Total on-balance-sheet financial assets	$586,086	$587,475	$583,574	$584,898

7.	Common and Preferred Stock

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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends declared to the holders of the Preferred Shares for the years ended December 31, 2010 and 2009 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2010 were 100% ordinary income for the dividends paid in Quarters 1, 2 and 3 and 92.99% ordinary and 7.01% capital gain for the dividend paid in the 4th quarter of 2010. For year ended December 31, 2009, the dividends were 100% of ordinary income.

On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company sold 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash to bring the number of shares outstanding to 1,180. On December 30, 2009, the Company paid a cash dividend of $2 million (declared on December 2, 2009), on the outstanding common shares to the stockholder of record on December 15, 2009. Part of this dividend ($17,291) will be considered a return of capital to the Company’s common shareholder rather than ordinary income. This has no impact on holders of the Preferred Stock. On June 22, 2009, the Company paid a cash dividend of $261 thousand (declared on May 28, 2009), on the outstanding common shares to the stockholders of

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

record on June 15, 2009. The Company made the election under Internal Revenue Code Section 858(a) to treat this dividend as having been paid in 2008.

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

The Advisory Agreement in effect for 2010, 2009 and 2008 entitled the Bank to receive advisory fees of $167 thousand, $196 thousand, and $208 thousand, respectively for processing, recordkeeping, legal, management and other services.

The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the “Servicing Agreement”). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2010, 2009 and 2008 the Bank received payments of $11 thousand, $12 thousand and $15 thousand, respectively.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2010, the Company held $24 million of such assets and earned $85 thousand of interest from the Bank during 2010. At December 31, 2009, the Company held $22 million of such assets and earned $31 thousand of interest for 2009. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

9.	Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in mortgage assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

10.	Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2010 and 2009, there was no pending litigation against the Company.

Harris Preferred Capital Corporation

Notes to consolidated Financial Statements — (Continued)

11.	Quarterly Financial Information (unaudited)

The following table sets forth selected quarterly financial data for the Company:

	Year Ended December 31, 2010				Year Ended December 31, 2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	(In thousands except per share data)

Total interest income	$5,350	$5,211	$5,062	$4,843	$5,456	$5,683	$5,860	$5,636
Total noninterest income	—	—	—	326	—	—	—	—
Total operating expenses	195	119	61	154	179	118	134	176

Net income before income taxes	$5,155	$5,092	$5,001	$5,015	$5,277	$5,565	$5,726	$5,460
Applicable state income taxes	376	371	365	367	385	406	418	399

Net Income	$4,779	$4,721	$4,636	$4,648	$4,892	$5,159	$5,308	$5,061
Preferred dividends	4,609	4,609	4,610	4,610	4,609	4,609	4,610	4,610

Net income available to common stockholder	$170	$112	$26	$37	$283	$550	$698	$451

Basic and diluted earnings per common share	$144	$94	$23	$32	$268	$466	$593	$381

Financial Statements of Harris N.A.

The following unaudited financial information and audited financial statements for the Bank are included because the Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2010 Compared to 2009

Summary

For 2010, Harris N.A. and subsidiaries (“Bank”) reported net income available for common stockholder of $110 thousand, compared to a net loss of $112.8 million for 2009, reflecting a significant reduction in the provision for loan losses. Results for 2010 also include the impact associated with both the Diners Club North American (“Diners Club”) franchise purchased from an unrelated bank, which closed on December 31, 2009, and the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (“FDIC”) on April 23, 2010.

Net interest income was $878.6 million, down $14.2 million or 1.6 percent from a year ago, as lower earnings on loans and securities available-for-sale were largely offset by a reduction in the cost of deposits and the additional net interest income associated with the acquisition of AMCORE and Diners Club. Average earning assets of $40.5 billion in 2010 were up slightly from 2009, as a $3.2 billion increase in interest bearing deposits placed at the Federal Reserve Bank was offset by a $1.5 billion decrease in loan balances and a $1.4 billion decline in securities and money market assets. The impact on interest income from a $0.3 billion increase in earning assets was more than offset by a 6 basis point decline in the net interest margin to 2.23 percent from 2.29 percent for 2009. The lower margin reflects reduced yield on loans and a lower rate of return on securities available-for-sale as well as an increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank, partially offset by lower interest costs of deposits.

Provision for loan losses for 2010 was $312.7 million, a decrease of $231.7 million from last year. The decline is attributed to decreases in both commercial and consumer net charge-offs as well as a reduction in the general provision for consumer loan losses, partially offset by provisions of $39.1 million for the Diners Club card portfolio and $22.4 million for modified mortgages. Net loan charge-offs for the year were $295.5 million compared to $437.9 million in 2009 primarily due to lower commercial charge-offs. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for 2010 was $568.5 million, an increase of $85.5 million or 17.7 percent from 2009. The $113.4 million of additional charge card income associated with the Diners Club credit card portfolio and higher trust fees ($11.4 million) and trading income ($9.3 million) were partially offset by decreases in net gains on equity securities and securities other than trading ($29.4 million), service charges and fees ($9.0 million) and foreign exchange trading gains ($6.6 million).

Noninterest expenses were $1,166.4 million during 2010, an increase of $124.1 million or 11.9 percent from 2009. Higher costs associated with the Diners Club credit card portfolio ($45.0 million) and the acquisition of AMCORE ($82.8 million — of which $26.4 million is directly related to integration activities) drove the increase. Excluding these costs, noninterest expenses decreased $3.1 million or 0.3 percent as a reduction in FDIC insurance ($17.1 million), charges for intercompany services ($7.8 million), and net occupancy costs ($6.2 million) were largely offset by higher costs associated with recent marketing campaigns ($16.8 million) and credit reserves for off-balance sheet risks ($10.6 million). The income tax benefit decreased $65.9 million from 2009 primarily due to the increase in pre-tax income between periods. The tax benefit also includes the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at December 31, 2010 totaled $896 million or 4.00 percent of total loans, up from $486 million or 2.20 percent of total loans at December 31, 2009. The increase was mainly in commercial real estate loans partially offset by sales of loans in 2009 and 2010 to psps Holdings, LLC (“psps”), a subsidiary of Harris Financial Corp., in the amount of $503 million and $272 million, respectively. At December 31, 2010, the allowance for loan losses was $706.1 million, equal to 3.16 percent of loans outstanding compared to $680.8 million or 2.94 percent of loans outstanding at December 31, 2009. Coverage of nonperforming loans by the allowance for loan losses decreased from 140 percent at December 31, 2009 to 79 percent at December 31, 2010

At December 31, 2010, consolidated stockholder’s equity of the Bank amounted to $5.2 billion, up $960 million from December 31, 2009, mainly due to capital contributions from Harris Bankcorp, Inc. of approximately $1.0 billion during the year. Return (loss) on equity was nil for the year compared to (2.94) percent last year. Return (loss) on assets was also nil compared to (0.25) percent a year ago. The Bank did not declare any dividends on common stock in either 2010 or 2009.

At December 31, 2010, Tier 1 capital of the Bank amounted to $4.4 billion, up $0.9 billion from a year ago, while risk-weighted assets declined by $3.0 billion to $27.7 billion. The Bank’s December 31, 2010 Tier 1 and total risk-based capital ratios were 15.98 percent and 17.87 percent compared to respective ratios of 11.46 percent and 13.55 percent at December 31, 2009. The regulatory leverage capital ratio was 9.64 percent as of December 31, 2010 and 8.82 percent at year-end 2009. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

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

Noninterest income for 2009 was $483.0 million, an increase of $19.7 million or 4.3 percent from 2008. This reflects higher gains on sale of loans ($26.7 million), increased trading income ($12.5 million) and letter of credit fees ($4.6 million) partially offset by decreases in net gains on equity securities and securities other than trading ($14.2 million), trust fees ($8.4 million), and bank-owned life insurance income ($7.0 million) during the year.

Noninterest expenses were $1,042.2 million during 2009, a decrease of $17.5 million or 1.7 percent from 2008. While 2009 included an increase in FDIC insurance costs of $45.8 million and a $3.0 million reversal of Visa indemnification charges, 2008 reflected charges of $21.8 million related to auction rate securities and a $16.3 million reversal of Visa indemnification charges. Excluding these items, expenses decreased $54.8 million or 5.3 percent year over year primarily as a result of lower charges for intercompany services ($21.9 million), professional fees ($14.9 million), marketing costs ($6.2 million), and outside information processing, database and network fees ($5.1 million). Total income tax benefit increased $20.3 million for the year, primarily due to the increase in the level of pre-tax loss.

Nonperforming loans at December 31, 2009 totaled $486 million or 2.20 percent of total loans, up from $318 million or 1.21 percent of total loans at December 31, 2008 and reflect the sale of loans in 2008 and 2009 to BMO Chicago Branch and psps in the amount of $472 million and $503 million respectively. At December 31, 2009, the allowance for loan losses was $680.8 million, equal to 2.94 percent of loans outstanding compared to

$574.2 million or 2.18 percent of loans outstanding at December 31, 2008. Coverage of nonperforming loans by the allowance for loan losses decreased from 181 percent at December 31, 2008 to 140 percent at December 31, 2009.

At December 31, 2009, consolidated stockholder’s equity of the Bank amounted to $4.3 billion, up $150 million from December 31, 2008, mainly due to a capital contribution from Harris Bankcorp of $150 million in 2009. Loss on equity was (2.94) percent for the year, compared to (2.51) percent last year. Loss on assets was (0.25) percent compared to (0.23) percent a year ago. The Bank did not declare any dividends on common stock in 2009; $38 million was declared and paid in 2008.

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

Independent Auditors’ Report

The Stockholder and Board of Directors
Harris N.A.:

We have audited the accompanying consolidated statements of condition of Harris N.A. and subsidiaries (the Company), an indirect wholly-owned subsidiary of Bank of Montreal, as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris N.A. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Chicago, Illinois
March 31, 2011

Harris N.A. and Subsidiaries

Consolidated Statements of Condition

	December 31
	2010	2009
	(In thousands except share date)

Assets
Cash and demand balances due from banks	$734,907	$904,865
Money market assets:
Interest-bearing deposits at banks ($14.1 billion and $8.4 billion held at Federal Reserve Bank at December 31, 2010 and 2009, respectively)	15,014,090	9,231,581
Federal funds sold and securities purchased under agreement to resell	1,255,313	174,979

Total cash and cash equivalents	$17,004,310	$10,311,425
Securities available-for-sale at fair value	5,674,981	5,898,831
Trading account assets and derivative instruments	1,161,940	1,353,509
Loans, net of unearned income	22,372,665	23,175,717
Allowance for loan losses	(706,101)	(680,782)

Net loans	$21,666,564	$22,494,935
Loans held for sale	29,915	29,974
Premises and equipment, net	547,567	526,623
Bank-owned insurance	1,373,099	1,339,657
Goodwill and other intangible assets, net	894,074	817,507
Other assets	1,673,910	1,199,166

Total assets	$50,026,360	$43,971,627

Liabilities
Deposits in domestic offices — noninterest-bearing	$9,204,496	$9,704,773
— interest-bearing (includes $1.3 billion and $0.7 billion measured at fair value at December 31, 2010 and 2009, respectively)	23,021,378	18,968,058
Deposits in foreign offices — noninterest-bearing	2,718,059	—
— interest-bearing	1,518,884	1,622,410

Total deposits	$36,462,817	$30,295,241
Federal funds purchased	194,251	236,099
Securities sold under agreement to repurchase	864,918	2,512,490
Short-term borrowings	1,427,794	717,050
Accrued interest, taxes and other	197,434	172,618
Accrued pension and post-retirement	26,753	58,393
Other liabilities	648,413	643,289
Long-term notes — senior/unsecured	2,396,500	2,396,500
Long-term notes — senior/secured	2,375,000	2,375,000
Long-term notes — subordinated	200,000	292,750

Total liabilities	$44,793,880	$39,699,430

Stockholder’s Equity
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 19,989,512 and 17,534,512 shares at December 31, 2010 and December 31, 2009, respectively	$199,895	$175,345
Surplus	3,297,290	2,322,917
Retained earnings	1,621,829	1,621,719
Accumulated other comprehensive loss	(136,534)	(97,784)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$4,982,480	$4,022,197
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000

Total stockholder’s equity	$5,232,480	$4,272,197

Total liabilities and stockholder’s equity	$50,026,360	$43,971,627

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Operations

	For The Years Ended December 31
	2010	2009	2008
	(In thousands)

Interest Income
Loans	$1,036,732	$1,152,281	$1,452,034
Money market assets:
Deposits at banks	29,051	19,418	30,469
Federal funds sold and securities purchased under agreements to resell	333	151	16,326
Trading account assets	10,267	9,009	20,338
Securities available-for-sale:
U.S. Treasury and federal agency	48,927	100,689	246,674
State and municipal	49,284	54,174	52,387
Other	14,025	15,427	19,473

Total interest income	$1,188,619	$1,351,149	$1,837,701

Interest Expense
Deposits	$176,506	$307,166	$609,830
Short-term borrowings	6,359	7,982	61,295
Short-term senior notes	4	1,726	15,483
Long-term notes — senior/unsecured	91,656	88,276	68,190
Long-term notes — senior/secured	33,927	49,183	67,621
Long-term notes — subordinated	1,587	4,005	10,795

Total interest expense	$310,039	$458,338	$833,214

Net Interest Income	$878,580	$892,811	$1,004,487
Provision for loan losses	312,741	544,413	589,108

Net Interest Income after Provision for Loan Losses	$565,839	$348,398	$415,379

Noninterest Income
Trust and investment management fees	$90,112	$78,724	$87,164
Net money market and bond trading income, including derivative activity	29,585	20,270	7,737
Foreign exchange trading gains, net	4,821	11,462	6,900
Service charges and fees	193,185	202,156	202,362
Charge card income	113,395	416	439
Equity securities gains, net	7,490	8,365	49,884
Net securities gains, other than trading	6,504	35,037	10,956
Other-than-temporary impairment of securities	(5,112)	(1,350)	(4,571)
Bank-owned insurance	46,160	45,047	52,054
Letter of credit fees	22,341	20,674	16,035
Net gains on loans held for sale	19,031	21,680	4,471
Net losses on loan sales to affiliates	—	—	(9,453)
Other	40,993	40,555	39,355

Total noninterest income	$568,505	$483,036	$463,333

Noninterest Expenses
Salaries and other compensation	$440,811	$407,958	$409,751
Pension and other employee benefits	100,625	103,006	103,887
Net occupancy	101,231	100,651	99,149
Equipment	76,345	68,055	69,137
Marketing	59,801	41,411	47,655
Communication and delivery	33,510	29,546	31,458
Professional fees	106,466	90,855	105,724
Outside information processing, database and network fees	38,933	34,803	39,927
FDIC insurance	45,767	61,977	16,165
Intercompany services, net	(7,088)	(1,503)	20,384
Restructuring reversal	—	(702)	(2,664)
Visa indemnification reversal	(7,500)	(3,000)	(16,300)
Charge card expense	26,637	—	—
Provision for off-balance sheet credit losses	10,253	(314)	381
Auction rate security charge	—	—	21,825
Amortization of intangibles	25,966	25,409	27,865
Other	114,602	84,094	85,391

Total noninterest expenses	$1,166,359	$1,042,246	$1,059,735

Loss before income tax benefit	$(32,015)	$(210,812)	$(181,023)
Applicable income tax benefit	(50,563)	(116,497)	(96,219)

Net income (loss)	$18,548	$(94,315)	$(84,804)
Less: noncontrolling interest — dividends on preferred stock of subsidiary	18,438	18,438	18,438

Net Income (Loss) Available for Common Stockholder	$110	$(112,753)	$(103,242)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For The Years Ended December 31
	2010	2009	2008
	(In thousands)

Net income (loss)	$18,548	$(94,315)	$(84,804)
Other comprehensive (loss) income:
Cash flow hedges:
Net unrealized (loss) gain on derivative instruments, net of tax (benefit) expense of ($7,118) in 2010, $31,935 in 2009 and ($68,427) in 2008	(13,219)	59,307	(127,075)
Reclassification adjustment for realized loss included in net income (loss), net of tax benefit of $2,134 in 2010, $3,447 in 2009 and $5,090 in 2008	3,962	6,402	9,452
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost, net of tax (benefit) expense of ($10,015) in 2010, $18,182 in 2009 and ($54,953) in 2008	(15,027)	33,764	(102,256)
Amortization included in net periodic benefit cost, net of tax benefit of $2,652 in 2010, $1,466 in 2009 and $431 in 2008	4,924	2,723	800
Securities available-for-sale:
Unrealized holding (losses) gains arising during the period, net of tax (benefit) expense of ($10,813) in 2010, $9,844 in 2009 and $24,931 in 2008	(18,329)	28,833	47,283
Reclassification adjustment for realized gains included in net income (loss), net of tax expense of $571 in 2010, $12,263 in 2009 and $3,835 in 2008	(1,061)	(22,774)	(7,121)

Other comprehensive (loss) income	$(38,750)	$108,255	$(178,917)

Comprehensive (loss) income	$(20,202)	$13,940	$(263,721)
Comprehensive income related to noncontrolling interest	18,438	18,438	18,438

Comprehensive loss available for common stockholder	$(38,640)	$(4,498)	$(282,159)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

				Accumulated	Noncontrolling
				Other	Interest -	Total
	Common		Retained	Comprehensive	Preferred Stock	Stockholder’s
	Stock	Surplus	Earnings	Loss	Of Subsidiary	Equity
			(In thousands except per share data)

Balance at December 31, 2007	$155,148	$1,780,609	$1,879,907	$(27,322)	$250,000	$4,038,342
Stock option exercise	—	1,972	—	—	—	1,972
Tax benefit from stock option exercise	—	1,779	—	—	—	1,779
Net (loss) income	—	—	(103,242)	—	18,438	(84,804)
Dividends — ($2.37 per common share)	—	—	(38,000)	—	—	(38,000)
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive loss	—	—	—	(178,917)	—	(178,917)
Issuance of common stock and contribution to capital surplus	16,347	387,669	—	—	—	404,016
Adoption to initially apply FASB ASC 715-60	—	—	(313)	—	—	(313)
Adoption of measurement date provisions of FASB ASC 715, net of tax of $2,090	—	—	(3,880)	200	—	(3,680)

Balance at December 31, 2008	$171,495	$2,172,029	$1,734,472	$(206,039)	$250,000	$4,121,957
Stock option exercise	—	1,824	—	—	—	1,824
Tax benefit from stock option exercise	—	2,914	—	—	—	2,914
Net (loss) income	—	—	(112,753)	—	18,438	(94,315)
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive income	—	—	—	108,255	—	108,255
Issuance of common stock and contribution to capital surplus	3,850	146,150	—	—	—	150,000

Balance at December 31, 2009	$175,345	$2,322,917	$1,621,719	$(97,784)	$250,000	$4,272,197
Stock option exercise	—	1,628	—	—	—	1,628
Tax benefit from stock option exercise	—	4,295	—	—	—	4,295
Net income	—	—	110	—	18,438	18,548
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive loss	—	—	—	(38,750)	—	(38,750)
Issuance of common stock and contribution to capital surplus	24,550	968,450	—	—	—	993,000

Balance at December 31, 2010	$199,895	$3,297,290	$1,621,829	$(136,534)	$250,000	$5,232,480

The accompanying notes to consolidated financial statements are an integral part of these statements.

Harris N.A. and Subsidiaries

Consolidated Statements of Cash Flows

	For The Years Ended December 31
	2010	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$18,548	$(94,315)	$(84,804)
Less: noncontrolling interest — dividends on preferred stock of subsidiary	18,438	18,438	18,438

Net income (loss) available for common stockholder	$110	$(112,753)	$(103,242)
Adjustments to determine net cash flows provided by (used in) operating activities:
Provision for loan losses	312,741	544,413	589,108
Depreciation and amortization, including intangibles	111,617	99,123	94,602
Deferred tax (benefit) expense	(74,929)	33,256	1,505
Tax benefit from stock options exercise	4,295	2,914	1,779
Other-than-temporary impairment on securities	5,112	1,350	4,571
Net gains on securities, other than trading	(6,504)	(35,037)	(10,956)
Net equity investment gains	(7,490)	(8,365)	(49,884)
Increase in bank-owned insurance	(33,442)	(35,342)	(39,359)
Net decrease (increase) in trading securities	182,365	(6,367)	(1,231,304)
Decrease in accrued interest receivable	21,567	42,958	42,695
Increase in prepaid expenses	(47,979)	(111,301)	(3,417)
Decrease in accrued interest payable	(777)	(62,672)	(25,945)
Increase (decrease) in other accrued expenses	158,454	34,167	(91,244)
Net change in pension and post retirement benefits	(49,106)	(57,405)	(72,462)
Origination of loans held for sale	(821,386)	(1,379,863)	(417,250)
Proceeds from sale of loans held for sale	840,476	1,401,113	454,872
Net gains on loans held for sale	(19,031)	(21,680)	(4,471)
Net (gains) losses on sale of premises and equipment	(866)	(2,605)	399
Net losses on loan sales to affiliates	—	—	9,453
Net change in due from parent	(2,701)	3,845	741
Visa indemnification reversal	(7,500)	(3,000)	(16,300)
Other, net	(91,188)	(13,969)	91,115

Net cash provided by (used in) operating activities	$473,838	$312,780	$(774,994)

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$523,168	$3,454,572	$1,263,951
Proceeds from maturities of securities available-for-sale	4,323,687	4,469,289	10,869,711
Purchases of securities available-for-sale	(4,665,027)	(4,777,802)	(11,805,326)
Net decrease (increase) in loans	1,826,178	2,984,252	(172,613)
Proceeds from loans sold to affiliates	273,522	502,711	472,477
Net proceeds from FDIC loss share agreement	75,706	—	—
Purchases of premises and equipment	(81,224)	(84,782)	(84,062)
Proceeds from sales of premises and equipment	4,726	28,699	15,154
Proceeds from Visa redemption	—	—	37,800
Acquisitions, net of cash acquired	176,492	(681,442)	(285,214)

Net cash provided by investing activities	$2,457,228	$5,895,497	$311,878

Cash flows from Financing Activities:
Net increase (decrease) in deposits	$3,386,598	$(23,695,855)	$22,182,025
Net increase in deposits measured at fair value	608,436	629,767	—
Net (decrease) increase in Federal funds purchased and securities sold under agreement to repurchase	(1,689,420)	(831,694)	1,784,129
Net increase (decrease) in other short-term borrowings	710,744	357,574	(584,916)
Net decrease in short-term senior notes	—	(75,000)	(5,000)
Proceeds from issuance long-term notes — senior/unsecured	—	550,000	—
Repayment of long-term notes — senior/unsecured	(137,409)	(250,000)	—
Proceeds from issuance long-term notes — senior/secured	—	—	375,000
Repayment of long-term notes — subordinated	(92,750)	—	—
Net proceeds from stock options exercise	1,628	1,824	1,972
Excess tax expense from stock options exercise	(570)	(639)	(1,183)
Issuance of common stock	24,550	—	—
Capital contributions from parent	968,450	150,000	404,016
Cash dividends paid on common stock	—	—	(38,000)
Cash dividends paid on preferred stock	(18,438)	(18,438)	(18,438)

Net cash provided by (used in) financing activities	$3,761,819	$(23,182,461)	$24,099,605

Net increase (decrease) in cash and cash equivalents	$6,692,885	$(16,974,184)	$23,636,489
Cash and cash equivalents at January 1	10,311,425	27,285,609	3,649,120

Cash and cash equivalents at December 31	$17,004,310	$10,311,425	$27,285,609

Harris N.A. and Subsidiaries

Consolidated Statements of Cash Flows — (Continued)

	For The Years Ended December 31
	2010	2009	2008

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$310,816	$521,010	$825,709
Income taxes	$(135,893)	$(167,848)	$92,410
Financing activity affecting assets and liabilities but not resulting in cash flows:
Net (decrease) increase in assets and liabilities due to contribution of parent’s banking assets	$(176,492)	$681,442	$285,214
Supplemental Disclosures of Noncash Activities:
In 2010, the fair values of noncash assets acquired and liabilities assumed were $2.1 billion and $2.3 billion, respectively, in the acquisition of AMCORE
In 2009, the fair values of noncash assets acquired and liabilities assumed were $0.4 million and zero, respectively, in the acquisition of Pierce Givens, $654.0 million and $82.3 million, in the acquisition of Diners Club.

In 2008, the fair values of noncash assets acquired and liabilities assumed were $1.4 billion and $1.3 billion, respectively, in the acquisition of Merchants and Manufacturers Bancorporation, $807.5 million and $688.0 million, respectively, in the acquisition of Ozaukee Bank.

Noncash transfers to OREO totaled $64.1 million, $7.8 million and $10.0 million in 2010, 2009 and 2008, respectively.

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

The consolidated financial statements include the assets, liabilities, revenues and expenses of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year’s consolidated financial statements to the current year’s presentation. See Note 23 to the Consolidated Financial Statements for additional information on business combinations and Note 24 to the Consolidated Financial Statements for additional information on related party transactions.

The Bank provides banking, trust and other services domestically and internationally through the main banking facility and four active nonbank subsidiaries. The Bank provides a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; investment banking services; underwriting of municipal bonds; financial consulting; and personal trust and trust-related services.

Basis of accounting

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and conform to practices within the banking industry.

Noncontrolling interest in subsidiaries

The Bank adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB 51,” (subsequently codified in Accounting Standards Codification (“ASC”) Topic 810-10-65) on January 1, 2009. The standard requires noncontrolling interests held by parties other than the parent to be reported as equity in the consolidated financial statements. Included in noncontrolling interests at December 31, 2010 and 2009 was preferred stock issued by a subsidiary of the Bank. The noncontrolling interest in the subsidiaries is included within stockholder’s equity in the Consolidated Statements of Condition. Net income (loss) attributable to the noncontrolling interest is separately presented in the Consolidated Statements of Operations, outside of net income (loss) and is not included in net income (loss) available for common stockholder.

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

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Trading derivatives are marked to fair value. Realized and unrealized gains and losses are recognized in noninterest income in the Bank’s Consolidated Statements of Operations. Unrealized gains on trading derivatives are recorded as assets and unrealized losses are recorded as liabilities in the Bank’s Consolidated Statements of Condition.

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

Hedge effectiveness is evaluated at the inception of the hedging relationship and on an ongoing basis, retrospectively and prospectively, primarily using quantitative statistical measures of correlation. Any ineffectiveness in the hedging relationship is recognized in other noninterest income in the Bank’s Consolidated Statements of Operations as it arises.

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

For cash flow hedges that are discontinued before the end of the original hedge term, the unrealized gain or loss in accumulated other comprehensive income (loss) is amortized to interest income/expense in the Bank’s Consolidated Statements of Operations consistent with how the hedged item affects earnings. If the hedged item is sold or settled, the entire unrealized gain or loss is recognized in interest income/expense in the Bank’s Consolidated Statements of Operations.

For fair value hedges, the hedging derivative is recorded at fair value and the related hedge item, either fixed rate assets or liabilities, is adjusted for the changes in value of the risk being hedged. To the extent that the change in the fair value of the derivative does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge), the net amount is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

For fair value hedges that are discontinued, the Bank stops adjusting the hedged item for changes in fair value that are attributable to the hedged risk. The fair value adjustment of the hedged item is amortized to the interest income/expense on the hedged item over its remaining term to maturity. If the hedged item is sold or settled, any remaining fair value adjustment is included in the determination of the gain or loss on sale or settlement.

Securities

The Bank classifies marketable securities as either trading account assets or available-for-sale. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit on disposition. These assets consist primarily of municipal bonds and U.S. government securities. Available-for-sale securities consist of debt and equity securities that may be sold in response to or in anticipation of changes in interest rates, changes in internal regulatory capital requirements, changes in foreign currency risk, changes in funding sources or terms, or to meet liquidity needs. Nonmarketable securities are classified as other assets on the Bank’s Consolidated Statements of Condition. See Note 27 to the Consolidated Financial Statements for additional information on other assets.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Trading account assets are reported at fair value with unrealized gains and losses included in noninterest income, which also includes realized gains and losses from closing such positions.

Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, as a separate component of stockholder’s equity. Purchase premiums and discounts are recognized in interest income using the interest method over the terms to maturity of the securities. Realized gains and losses, as a result of securities sales, are included in net securities gains (losses) in the Consolidated Statements of Operations, with the cost of securities sold determined on the specific identification basis.

Available-for-sale securities and other investments are subject to ongoing other-than-temporary impairment reviews. In determining whether a loss is temporary, factors considered include the extent of the unrealized loss, the length of time that the security has been in an unrealized loss position, the financial condition and near-term prospects of the issuer, and whether the Bank has the intent to sell the security or it is more likely than not that the Bank will be required to sell the investment before the recovery of the investment’s amortized cost basis. If a decline is considered to be other-than-temporary, a write-down is recorded in the Consolidated Statements of Operations as other-than-temporary impairment on securities, and a new cost basis is established. In the event an available-for-sale debt security is considered to be other-than-temporarily impaired and the Bank does not intend to sell the security, then the amount of the impairment charge equal to the credit loss is recorded in earnings and the remaining non credit-related impairment charge is recorded in other comprehensive income.

Loans

Loans held for investment are recorded at the principal amount outstanding, net of unearned income, deferred fees and deferred origination costs. Origination fees collected and origination costs incurred on commercial loans, loan commitments, mortgage loans, consumer loans and standby letters of credit (except loans held for sale) are generally deferred and amortized over the life of the related facility. Other loan-related fees that are not the equivalent of yield adjustments are recognized as income when received or earned. The Bank’s Consolidated Statements of Condition included approximately $10 million of deferred origination costs net of deferred loan-related fees at December 31, 2010 and $22 million at December 31, 2009.

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

Commercial and commercial real estate loans are placed on nonaccrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the loan is in process of collection. Consumer real estate secured loans are generally placed on nonaccrual status when principal or interest is 90 days past due. When a loan is placed on nonaccrual status, all interest accrued but not yet collected which is deemed uncollectible is charged against interest income in the current year. Interest on nonaccrual loans is recognized as income only when cash is received and the Bank expects to collect the entire principal balance of the loan; otherwise, cash collections reduce the recorded investment. Loans are returned to

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Impaired loans (primarily commercial credits) are measured based on the present value of expected future cash flows (discounted at the loan’s effective interest rate) or, alternatively, at the loan’s observable market price or the fair value of supporting collateral. Impaired loans are defined as those where it is probable that amounts due for principal or interest according to contractual terms will not be collected. Nonaccrual and certain restructured loans meet this definition. Large groups of smaller-balance, homogeneous loans, primarily residential real estate and consumer installment loans, are excluded from this definition of impairment. The Bank measures loan impairment as part of assessing the adequacy of the allowance for loan losses.

Restructured loans include loans modified in troubled debt restructurings where the Bank grants contractual concessions to borrowers that are experiencing financial difficulties. Impairment is measured based on the present value of restructured future cash flows discounted at the loan’s original effective interest rate. Probable losses are recorded through the allowance for loan losses.

The Bank accounts for impaired loans that are acquired in a transfer or business combination in accordance with FASB ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. As defined, acquired impaired loans exhibit a deterioration of credit quality from their origination date to the acquisition date and a probability at acquisition that the Bank will be unable to collect all contractually required payments due according to the contractual terms of the loan agreements. Impaired loans that the Bank acquires in a business combination are initially recorded at fair value, which is based on the fair value of supporting collateral or the present value of expected cash flows. Expected cash flows include consideration of prepayments and estimations of the amount and timing of principal and interest. Loans acquired as of the same acquisition date that have common risk characteristics may be aggregated and accounted for as a pool of loans. Management elected to apply ASC 310-30 by analogy to all other loans acquired from the FDIC in the AMCORE transaction. Undiscounted expected cash flows in excess of the initial valuation are accreted into interest income over the estimated life of the loans or pools. If the Bank cannot reasonably estimate the timing and amount of expected cash flows, then the loans are considered nonaccreting and placed on nonaccrual status. Any allowance for loan losses related to the impaired loans is not carried over at acquisition. If it is probable, upon subsequent evaluation, that the Bank will be unable to collect the expected cash flows, then the loans are considered further impaired and probable losses are recorded through the allowance for loan losses. Subsequent increases in the expected cash flows are used to reverse any allowance for those loans or pools and then recognized prospectively as an adjustment to yield.

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

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Letters of credit and commitments to extend credit are reviewed periodically for probable losses. A liability for probable losses on letters of credit and commitments to extend credit is recorded in other liabilities on the Bank’s Consolidated Statements of Condition. The liability is periodically revised for changes in estimates and actual losses or recoveries with charges to other noninterest expense.

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

Bank-owned insurance

The Bank has purchased life insurance coverage on certain officers. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as assets on the Consolidated Statements of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as bank-owned insurance income in the Consolidated Statements of Operations. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as noninterest income.

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

FDIC Indemnification Asset

The acquisition of AMCORE Bank N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (“FDIC”) includes a loss share agreement with the FDIC. The loss share agreement provides for reimbursement from the FDIC for a portion of losses on loans and foreclosed real estate (covered assets, collectively) over a defined period of time subsequent to the acquisition date. An indemnification asset was recorded at fair value at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. The loss assumptions used in determining the FDIC indemnification asset are consistent with those used in valuing the related covered loans. Subsequent to acquisition, the indemnification asset is adjusted for changes in estimated cash flows and reduced for payments for reimbursement of losses from the FDIC. The indemnification asset is separate from the covered assets, is not contractually embedded in the covered assets and is not transferrable with the covered assets in the event of a sale or disposition of the covered assets. It is included in Other Assets on the Consolidated Statements of Condition and accretion is recognized in other noninterest income

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

in the Bank’s Consolidated Statements of Operations. See Note 27 to the Consolidated Financial Statements for additional information.

Diners Club Liability

The Diners Club Rewards program provides cardholders the opportunity to earn points that can be redeemed for a variety of rewards including air and travel, retail certificates and merchandise. The rewards liability represents the estimated cost of points earned to date that are expected to be redeemed. The rewards liability is included in Other Liabilities on the Consolidated Statements of Condition and the associated cost is recorded as an offset to charge card income.

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

Cash flows

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell, as these meet the definition of cash and cash equivalents.

Management’s estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include provision and allowance for loan losses, valuation of income tax assets and liabilities, pension cost, postretirement and postemployment benefits, valuation of goodwill and intangible assets, valuation of Diners Club rewards liability, estimation of expected cash flows for purchased credit-impaired loans and loss reimbursements, fair values of derivatives, mortgage servicing rights, and securities, and temporary vs. other-than-temporary impairment of securities.

Recent accounting standards

The Bank adopted SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” (subsequently codified in ASC 860) as of January 1, 2010. The standard removes the concept of a qualifying special-purpose entity (“QSPE”). It also creates more stringent conditions for reporting a transfer of a

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

portion of a financial asset as a sale. The adoption of the standard did not have a material impact on the Bank’s financial position or results of operations.

The Bank adopted SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (subsequently codified in ASC 810) as of January 1, 2010. The standard changes the criteria by which an enterprise determines whether it must consolidate a variable interest entity (“VIE”). It amends the existing guidance to require an enterprise to consolidate a VIE if it has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE. Existing guidance requires an enterprise to consolidate a VIE if it absorbs a majority of the expected losses or residual returns, or both. A continuous assessment of which party must consolidate a VIE is required, rather than an assessment only when certain trigger events occur. In addition, the new standard requires an enterprise to assess if VIEs that were previously QSPEs must be consolidated by the enterprise. The adoption of the standard did not have a material impact on the Bank’s financial position or results of operations.

The Bank adopted Accounting Standards Update(“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements”, as of January 1, 2010. The standard amends ASC 820-10 to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements. The adoption of the standard had no impact on the Bank’s financial position or results of operations. See Note 10 to the Consolidated Financial Statements for additional information on fair value of financial instruments. The standard also requires new disclosures about the roll forward of activity in Level 3 fair value measurements which will be effective January 1, 2011.

The FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, in July 2010. This ASU amended ASC 310-10-50, “Receivables — Overall — Disclosure”, in order to expand the requirements for separate reporting and disclosure of allowances for credit losses and the policies for managing credit exposures. The standard requires companies to significantly increase disclosures about the credit quality of financing receivables and the credit reserves held against them. The additional disclosures include aging of past due receivables, credit quality information such as credit risk scores or external credit agency ratings and the modification of financing receivables. Further disaggregation of information by certain classification of the total portfolio will also be required. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures will be effective for the Bank for the annual reporting period ending December 31, 2011. The Bank does not expect the adoption of this standard to impact it’s financial position or results of operations.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2010				December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(In thousands)

U.S. Treasury	$388,761	$5	$(3)	$388,763	$40,250	$—	$(1)	$40,249
U.S. government agency	1,985,293	11,449	(397)	1,996,345	2,869,073	15,850	(494)	2,884,429
U.S. government sponsored mortgage-backed	628,678	23,764	(2,060)	650,382	712,912	21,629	(894)	733,647
State and municipal	1,578,403	31,600	(9,532)	1,600,471	1,549,003	44,685	(2,996)	1,590,692
Non-mortgage asset backed	726,677	1,929	(158)	728,448	36,489	8,237	—	44,726
Corporate debt securities	10,253	—	—	10,253	—	—	—	—
Foreign corporate debt securities	300,000	69	—	300,069	500,000	1,440	—	501,440
Foreign government debt securities	250	—	—	250	499	1	—	500
Other	—	—	—	—	103,148	—	—	103,148

Total securities	$5,618,315	$68,816	$(12,150)	$5,674,981	$5,811,374	$91,842	$(4,385)	$5,898,831

The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2010 and 2009, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. As of December 31, 2010, the Bank had 1,013 available-for-sale securities (413 in 2009) with unrealized losses totaling $12.2 million (unrealized losses of $4.4 million in 2009). Of these available-for-sale securities, 22 have been in an unrealized loss position continuously for more than twelve months (101 in 2009), amounting to an unrealized loss position of $0.4 million (unrealized loss position of $1.7 million in 2009). These unrealized losses are primarily attributable to changes in interest rates and not from deterioration in the creditworthiness of the issuers. It is the Bank’s intention to not sell and it does not believe it will be required to sell these securities before any anticipated recovery of their amortized cost basis. Based on these factors, management has determined that the

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

unrealized losses are not other-than-temporary in nature. However, due to market and economic conditions there is the potential for other-than-temporary impairment charges in future periods.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer			Total
		Unrealized		Unrealized	Number of		Unrealized
	Fair Value	Losses	Fair Value	Losses	Securities	Fair Value	Losses
	(In thousands)

December 31, 2010
U.S. Treasury	$105,773	$(3)	$—	$—	—	$105,773	$(3)
U.S. government agency	149,810	(191)	224,794	(206)	1	374,604	(397)
U.S. government sponsored mortgage-backed	82,301	(2,060)	—	—	—	82,301	(2,060)
State and municipal	455,935	(9,300)	6,093	(232)	21	462,028	(9,532)
Non-mortgage asset backed	163,574	(158)	—	—	—	163,574	(158)

Temporarily impaired securities — available-for-sale	$957,393	$(11,712)	$230,887	$(438)	22	$1,188,280	$(12,150)

December 31, 2009
U.S. Treasury	$40,249	$(1)	$—	$—	—	$40,249	$(1)
U.S. government agency	184,279	(20)	514,526	(474)	6	698,805	(494)
U.S. government sponsored mortgage-backed	105,003	(885)	1,237	(9)	7	106,240	(894)
State and municipal	144,519	(1,768)	24,179	(1,228)	88	168,698	(2,996)

Temporarily impaired securities — available-for-sale	$474,050	$(2,674)	$539,942	$(1,711)	101	$1,013,992	$(4,385)

During 2010, the Bank recorded other-than-temporary impairment of $0.6 million on 24 municipal bonds and $4.3 million on 18 auction rate securities. The losses were all credit-related and recorded in the Consolidated Statements of Operations as other-than-temporary impairment on securities. All impairment losses in 2010 and 2009 were recorded on securities determined to be newly impaired. See Note 27 to the Consolidated Financial Statements for additional information on other-than-temporary impairment losses on other investments.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized	Fair
	Cost	Value
	(In thousands)

Maturities:
Within 1 year	$2,298,638	$2,301,603
1 to 5 years	2,052,533	2,077,298
5 to 10 years	659,812	679,642
Over 10 years	607,332	616,438

Total securities	$5,618,315	$5,674,981

Auction-rate securities (“ARS”) are typically short-term notes issued in the United States to fund long-term, fixed rate debt instruments (corporate or municipal bonds primarily issued by municipalities, student loan authorities and other sponsors). The interest rate on ARS is regularly reset every 7 to 35 days through auctions managed by financial institutions. A disruption in the market for ARS occurred in 2008. Certain customer-managed portfolios held these securities, which were no longer liquid. Certain of the Bank’s subsidiaries voluntarily offered to purchase such securities from customers, at par value.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In addition, in 2008 a settlement with the Financial Industry Regulatory Authority (“FINRA”) required Harris Investor Services, Inc. (“HIS”), a wholly owned subsidiary of Bankcorp, to purchase specific holdings of ARS from certain client accounts at par value plus accrued interest and levied a penalty of $150 thousand. As noted above, in addition to what was required by the FINRA settlement, management of HIS and three other legal entities within HFC offered to purchase certain other customer ARS holdings under similar terms. The gross par value of ARS holdings purchased during 2008 was $93.1 million plus accrued interest. A discounted cash flow valuation methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads. The difference between the estimated fair values and the par values paid by the Bank resulted in a pre-tax charge of $21.8 million for the year ended December 31, 2008 in addition to the legal costs of $185 thousand. The charge was recorded in noninterest expense on the Consolidated Statements of Operation.

The ARS purchased are classified as available-for-sale and are included within the “state and municipal” and “non-mortgage asset back” categories.

Remaining ARS were purchased during 2009 and had a gross par value of $8.6 million. A minimal pre-tax charge was recorded for the year ended December 31, 2009 for the difference between the estimated fair values and the par values paid by the Bank. The charge was recorded in noninterest expense on the Consolidated Statements of Operations. There was no liability relating to the purchase of ARS as of December 31, 2010 and 2009.

For the year ended December 31, 2009, gains of $3.3 million were recorded on ARS securities held as available-for-sale which were called either at par or at amounts that exceeded carrying value. Redemptions of ARS totaled $12.2 million for the year ended December 31, 2009. The carrying value of ARS was $73.6 million as of December 31, 2009.

For the year ended December 31, 2010, ARS held as available-for-sale with a gross par value of $54.0 million were either sold or called and a gain of $6.2 million was recorded to net securities gains, other than trading in the Consolidated Statements of Operations. During 2010 a credit-related impairment charge of $4.3 million was recorded to other-than-temporary impairment on securities in the Consolidated Statements of Operations. The carrying value of remaining ARS was $14.5 million as of December 31, 2010.

At December 31, 2010, 2009 and 2008, available-for-sale and trading account securities having a carrying amount of $5.3 billion and $3.3 billion, and $4.6 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

In 2010, 2009 and 2008, proceeds from the sale of securities available-for-sale amounted to $0.5 billion, $3.5 billion and $1.3 billion, respectively. Gross gains of $6.6 million and gross losses of $50 thousand were realized on these sales in 2010, gross gains of $36.8 million and gross losses of $1.8 million were realized in 2009, while gross gains of $11.5 million and gross losses of $0.6 million were realized in 2008. Net realized and unrealized gains on trading securities during 2010, 2009 and 2008 were $29.6 million, $20.3 million and $9.3 million, respectively. $2.8 million and $1.3 million of net unrealized gains were related to trading securities still held as of December 31, 2010 and 2009, respectively.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

3.	Loans

The following table summarizes loan balances by category:

	December 31
	2010	2009
	(In thousands)

Domestic loans:
Commercial, financial, agricultural, brokers and dealers	$3,140,584	$3,366,723
Real estate construction	365,446	561,351
Real estate mortgages	13,487,760	13,985,641
Installment	4,708,319	4,517,429
Credit card	641,314	704,604
Lease financing, net (unearned discount of $0.1 million and $0.1 million at December 31, 2010 and December 31, 2009, respectively)	12,699	15,603
Foreign loans:
Other, primarily commercial and industrial	22,982	30,637

Total loans(1)	$22,379,104	$23,181,988
Less unearned income	6,439	6,271

Loans, net of unearned income	$22,372,665	$23,175,717
Less allowance for loan losses	706,101	680,782

Loans, net of allowance for loan losses	$21,666,564	$22,494,935

(1)	Includes $1.2 billion of acquired loans subject to loss share agreement.

Nonaccrual loans, restructured loans and other nonperforming assets are summarized below:

	December 31
	2010	2009
	(In thousands)

Nonaccrual loans	$785,600	$485,996
Nonperforming restructured loans	110,395	22,070

Total nonperforming loans	$895,995	$508,066
Other real estate owned	39,374	10,868

Total nonperforming assets	$935,369	$518,934

Gross amount of interest income that would have been recorded if nonperforming loans had been accruing interest at their original terms	$27,300	$23,660
Interest income actually recognized	4,811	4,743

Interest shortfall	$22,489	$18,917

90-day past due loans, still accruing interest	$144,981	$116,107

Nonperforming loans to total loans at year-end	4.00%	2.20%
Nonperforming assets to total loans at year-end	4.18%	2.25%

Commitments to lend additional funds on nonperforming restructured loans totaled $22.6 million at December 31, 2010.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010 and 2009, the Bank had no aggregate public or private sector outstandings to any single foreign country experiencing liquidity problems which exceeded one percent of the Bank’s consolidated assets. At December 31, 2010 and 2009 commercial loans with a carrying value of $5.4 billion and $2.9 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve. At December 31, 2010 and 2009, first mortgage loans on 1-4 family homes with a carrying value of $3.9 billion and $4.5 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

Loans that are acquired with evidence of deterioration of credit quality between origination date and acquisition date and where it is probable that not all amounts due according to contractual terms will be collected are subject to certain recognition and reporting requirements in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.” On April 23, 2010, the Bank acquired certain assets and liabilities of AMCORE Bank N.A. (“AMCORE”) from the FDIC that included loans within the scope of ASC 310-30. Management elected to apply ASC 310-30 by analogy to all other loans acquired from the FDIC in the AMCORE transaction. The following information includes both credit-impaired loans and other loans purchased from the FDIC. On December 31, 2009, BMO and the Bank completed the acquisition of the net cardholder receivables of the Diners Club North American franchise from an unrelated bank. The cardholder receivables within the scope of ASC 310-30 were not material to the Bank’s financial statements and, as a result, are not included in the following information about purchased credit-impaired loans. See Note 23 to the Consolidated Financial Statements for additional information on business combinations.

The carrying amount of loans acquired from the FDIC include credit-impaired loans and other acquired loans as summarized below.

	December 31, 2010
	Purchased	Other
	Credit-Impaired	Acquired
	Loans	Loans	Total
	(In thousands)

Commercial	$257,189	$740,454	$997,643
Consumer	4,475	224,740	229,215

Total loans	$261,664	$965,194	$1,226,858

The following table provides details on the purchased credit-impaired loans and other loans acquired from the FDIC as of the acquisition date.

2010
(In thousands)

Contractually required payments including interest	$2,231,354
Nonaccretable difference	509,753

Cash flows expected to be collected (undiscounted)	$1,721,601
Accretable yield	195,975

Fair value of purchased loans	$1,525,626

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents the change in accretable yield related to the purchased credit-impaired loans and other loans acquired from the FDIC for the year ended December 31, 2010.

2010
(In thousands)

Accretable yield, acquisition date	$195,975
Additions	7,315
Removals	(15,022)
Accretion	(44,689)
Reclassification from nonaccretable difference	49,766

Accretable yield, end of year	$193,345

The carrying amount and outstanding balance of purchased credit-impaired loans and other loans acquired from the FDIC together with acquired loans from prior acquisitions are presented in the table below.

	December 31
	2010	2009
	(In thousands)

Contractual outstanding balance	$1,911,784	$42,372
Carrying amount	$1,239,445	$29,170

The carrying amount of nonaccreting purchased credit-impaired loans (excluding other loans) acquired in the AMCORE transaction was $309.4 million at acquisition date. The carrying amount of all nonaccreting purchased credit-impaired loans at December 31, 2010 and 2009 was $12.6 million and $29.2 million, respectively, representing non-AMCORE transactions because AMCORE loans were classified accreting based on subsequent evaluations of expected cash flows.

The following table reflects the changes in the allowance for loan losses associated with purchased credit-impaired loans and other acquired loans.

2010
(In thousands)

Balance, beginning of year	$6,679
Provisions charged to expense	2,018
Reductions	(4,047)
Losses partially recoverable under loss share agreement	8,072

Balance, end of year	$12,722

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

4.	Allowance for Loan Losses

The changes in the allowance for loan losses are as follows:

	Years Ended December 31
	2010	2009	2008
	(In thousands)

Balance, beginning of year	$680,782	$574,224	$367,525
Charge-offs	(373,997)	(510,773)	(462,256)
Recoveries	78,503	72,918	48,160

Net charge-offs	$(295,494)	$(437,855)	$(414,096)
Provisions charged to expense	312,741	544,413	589,108
Acquired reserves from acquisition	—	—	31,687
Losses partially recoverable under loss share agreement	8,072	—	—

Balance, end of year	$706,101	$680,782	$574,224

The following table presents details on impaired loans and the related allowance. The table does not include purchased impaired loans that are recognized in accordance with ASC 310-30.

	Impaired Loans	Impaired Loans
	for Which There	for Which There	Total
	is a Related	is No Related	Impaired
	Allowance	Allowance	Loans
	(In thousands)

December 31, 2010
Balance	$220,419	$186,168	$406,587
Related allowance	99,936	—	99,936

Balance, net of allowance	$120,483	$186,168	$306,651

December 31, 2009
Balance	$128,665	$130,260	$258,925
Related allowance	58,479	—	58,479

Balance, net of allowance	$70,186	$130,260	$200,446

	Years Ended December 31
	2010	2009
	(In thousands)

Average impaired loans	$324,093	$401,150

Total interest income on impaired loans recorded on a cash basis	$4,811	$4,743

The reserve for off-balance-sheet credit losses was $16.1 million and $6.0 million at December 31, 2010 and 2009, respectively. The reserve is recorded in other liabilities on the Consolidated Statements of Condition.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

5.	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

	December 31
	2010	2009
	(In thousands)

Land	$107,840	$104,370
Buildings	328,188	325,559
Computer equipment and software	517,673	501,767
Other equipment	94,207	111,514
Leasehold improvements	99,853	99,035

Total	$1,147,761	$1,142,245
Accumulated depreciation and amortization	600,194	615,622

Premises and equipment	$547,567	$526,623

Depreciation and amortization expense was $71.9 million in 2010, $67.2 million in 2009 and $69.9 million in 2008.

The Bank recognized gains in noninterest income of $0.9 million in 2010 and $2.6 million in 2009 and losses in noninterest income of $0.4 million in 2008 from the sale of property previously held for use.

6.	Goodwill and Other Intangible Assets

The Bank records acquisitions by allocating the purchase price paid to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their fair values at the date of acquisition. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill.

Goodwill is not amortized; however, it is assessed for impairment at least annually. The impairment test consists of allocating goodwill to the Bank’s reporting units (groups of businesses with similar characteristics) and then comparing the book value of the reporting units, including goodwill, to their fair values. Fair value is determined primarily using discounted cash flows. If the carrying value of a reporting unit is determined to be in excess of its fair value, a second test is required to measure the amount of impairment. There were no write-downs of goodwill due to impairment during the years ended December 31, 2010, 2009 and 2008.

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

Changes in the carrying amount of the Bank’s goodwill for the years ended December 31, 2010 and 2009 are included in the following table:

	2010	2009
	(In thousands)

Goodwill at beginning of year	$705,291	$689,158
Acquisitions during the year	84,572	17,807
Other(1)	(6,553)	(1,674)

Goodwill at end of year	$783,310	$705,291

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(1)	Includes the effect of accounting adjustments related to non-current year acquisitions.

There were no write-downs of intangible assets due to impairment during the years ended December 31, 2010, 2009 and 2008.

The total amount of intangible assets acquired during the year ended December 31, 2010 is $22.4 million (see Note 23 to the Consolidated Financial Statements for additional information on intangible assets acquired). The weighted-average amortization periods for intangible assets acquired during 2010 are as follows: 9.9 years for core deposit premium and 12.9 years for a customer relationship intangible asset.

As of December 31, 2010 and 2009, the gross carrying amount and accumulated amortization of the Bank’s amortizable intangible assets are included in the following tables:

	December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(In thousands)

Branch network	$145,000	$(140,167)	$4,833
Core deposits	167,833	(108,692)	59,141
Purchased credit card relationships	46,311	(2,002)	44,309
Customer relationships	4,300	(1,819)	2,481
Other	1,310	(1,310)	—

Total finite life intangibles	$364,754	$(253,990)	$110,764

	December 31, 2009
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(In thousands)

Branch network	$145,000	$(130,500)	$14,500
Core deposits	124,924	(73,631)	51,293
Purchased credit card relationships	44,340	—	44,340
Customer relationships	3,000	(917)	2,083
Other	1,310	(1,310)	—

Total finite life intangibles	$318,574	$(206,358)	$112,216

Total amortization expense for the Bank’s intangible assets was $26.0 million, $25.4 and $27.9 million in 2010, 2009 and 2008, respectively.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, estimated intangible asset amortization expense for existing intangible assets, excluding mortgage servicing rights, in each of the next five years and thereafter is as follows:

Year	Amount
(In thousands)

2011	$24,070
2012	19,520
2013	16,821
2014	13,459
2015	9,881
Thereafter	27,013

Total	$110,764

Mortgage servicing rights

The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights (“MSR”) by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The Bank initially records MSR at estimated fair value and then measures the MSR using the amortization method. Fair value of MSR is estimated using discounted cash flow analyses. The analyses consider portfolio characteristics, servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors such as levels of supply and demand for servicing and interest rate trends. The estimated fair value of MSR is sensitive to changes in interest rates, including their effect on prepayment speeds. Prepayment assumptions are based on dealer consensus prepayment estimates and adjusted for geographical factors. The Bank stratifies its portfolio on the basis of loan type, term and origination date. MSR are amortized in proportion to, and over the period of, estimated net servicing income. MSR are periodically evaluated for impairment (and subsequent write-down) based on the fair value of those rights.

Serviced loans were $3.7 billion and $3.6 billion at December 31, 2010 and 2009, respectively. Servicing fees, late fees and ancillary fees are recorded in other noninterest income and totaled $9.0 million, $7.9 million and $6.5 million in 2010, 2009 and 2008, respectively. As additions to MSR from loan sales are recorded, income from these sales is recognized as other noninterest income Amortization of MSR is recorded to other noninterest expense. MSR impairment is recognized as other noninterest expense through a valuation allowance to the extent that the carrying value exceeds estimated fair value.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Changes in the carrying amount of the Bank’s MSR for the years ended December 31, 2010, 2009 and 2008 are included in the following table:

	2010	2009	2008
	(In thousands)

MSR at beginning of year	$30,598	$22,063	$17,813
Originations	8,426	14,309	4,690
Acquired in acquisitions	—	—	4,195
Disposals	—	—	(249)
Amortization	(6,842)	(5,774)	(4,386)

MSR at end of year	$32,182	$30,598	$22,063

Valuation allowance at beginning of year	$—	$—	$—
Addition, net	3,898	—	—

Valuation allowance at end of year	$3,898	$—	$—

MSR, net	$28,284	$30,598	$22,063

Fair value at beginning of year	$31,210	$26,129	$22,721
Fair value at end of year	30,526	31,210	26,129

7.	Deposits

The following table summarizes deposit balances by category:

	December 31
	2010	2009
	(In thousands)

Demand deposits	$9,204,496	$9,704,773
Demand deposits in foreign offices	2,718,059	—
Interest-bearing checking deposits	281,266	236,172
Money market accounts	13,497,676	10,728,563
Statement savings accounts	2,391,755	2,233,326
Savings certificates	5,512,334	5,003,757
Time deposits	1,338,347	766,240
Time deposits in foreign offices	1,518,884	1,622,410

Total deposits	$36,462,817	$30,295,241

At December 31, 2010, the scheduled maturities of total time deposits are as follows:

Year	Amount
(In thousands)

2011	$5,723,912
2012	750,579
2013	416,591
2014	312,566
2015	351,852
Thereafter	814,065

Total	$8,369,565

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Time deposits, including certificates of deposit, in denominations of $100,000 or more issued by domestic offices totaled $2.5 billion and $2.9 billion at December 31, 2010 and 2009, respectively. All time deposits in foreign offices were in denominations of $100,000 or more and totaled $1.5 billion and $1.6 billion at December 31, 2010 and 2009, respectively.

The Bank issues structured interest rate certificates of deposit and records these instruments at fair value, consistent with the election allowed under GAAP. The Bank enters into interest rate derivatives, which manage exposure to changes in the fair value of structured certificates of deposit caused by changes in interest rates. Structured interest rate certificates of deposit may have callable features that provide for higher returns to the investor, step-up features that provide for one or more increases in the interest rate, adjustments to the interest rate based on a predetermined benchmark rate or a link to the performance of a reference index. The Bank also issues structured certificates of deposit that are interest rate, equity-linked, foreign currency-linked, debt-linked and commodity-linked and the Bank holds equity derivatives and foreign exchange derivatives and commodity derivates in order to economically hedge changes in the fair value of the structured certificates of deposit. See Note 12 to the Consolidated Financial Statements for additional information on derivatives. The Bank elected the fair value option for all of the structured certificates of deposit in order to align the economic impact of changes in fair value of the structured certificates of deposits with the related derivative instruments. See Note 10 to the Consolidated Financial Statements for additional information on fair value measurements. The structured certificates of deposit are classified as deposits and interest is measured based on contractual interest rates and recorded as interest expense. At December 31, 2010, the fair value of the structured certificates of deposit was $3.5 million greater than the principal balance of $1.3 billion. At December 31, 2009, the fair value and principal balance of the structured certificates of deposit were $707.4 million and $706.9 million, respectively. The impact of recording the structured certificates of deposit at fair value was a decrease in noninterest revenue of $6.5 million for the year ended December 31, 2010 and an increase in noninterest revenue of $1.2 million for year ended December 31, 2009. There was no change in fair value attributable to changes in the Bank’s credit risk for the years ended December 31, 2010 and 2009.

8.	Securities Purchased Under Agreement to Resell, Securities Sold Under Agreement to Repurchase, Federal Funds, Commercial Paper and Securities Lending Activities

The Bank enters into purchases of securities, primarily U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statements of Condition. Securities purchased under agreement to resell totaled $1.2 billion and $145.0 million at December 31, 2010 and 2009, respectively.

The Bank also enters into sales of securities, primarily U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $864.9 million and $2.5 billion at December 31, 2010 and 2009, respectively.

The Bank monitors the market value of the securities on a daily basis and adjusts the level of collateral, as appropriate. The Bank’s policy is to take possession of securities purchased under agreements to resell.

The Bank purchases and sells federal funds to other banks, typically in unsecured transactions. Federal funds sold are recorded as assets and federal funds purchased are recorded as liabilities in the Consolidated Statements of Condition. Federal funds sold totaled $9.5 million and $30.0 million at December 31, 2010 and 2009, respectively. Federal funds purchased totaled $194.3 million and $236.1 million at December 31, 2010 and 2009, respectively.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

9.	Long-Term Notes

The following table summarizes the Bank’s long-term notes:

	December 31
	2010	2009	Rate	Reprice
	(In thousands)

Floating rate senior note to BMO subsidiary due June 13, 2011	$746,500	$746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO branch due August 14, 2012	1,100,000	1,100,000	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	550,000	550,000	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior/unsecured	$2,396,500	$2,396,500

Floating rate secured note to FHLB due October 30, 2017	$1,000,000	$1,000,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 13, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 28, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due February 20, 2018	375,000	375,000	30 day LIBOR	Monthly

Total long-term notes — senior/secured	$2,375,000	$2,375,000

Floating rate subordinated note to Bankcorp due December 23, 2012	$—	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013	—	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013	—	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014	—	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total long-term notes — subordinated	$200,000	$292,750

Total long-term notes	$4,971,500	$5,064,250

At December 31, 2010 and 2009, the current portion of total long-term notes was $1.3 billion and zero, respectively.

The scheduled principal payments on long-term notes for the years ending December 31, 2011, 2012, 2013, 2014, 2015 and thereafter are $1.3 billion, $1.1 billion, $0, $100 million, $0 and $2.5 billion, respectively.

The Bank’s subordinated notes are unsecured obligations, ranking on parity with all unsecured and subordinated indebtedness of the Bank. The Bank’s notes are prepayable at any time at the option of the Bank, subject to regulatory approval. In addition, both the Bank and the notes’ holder may extend maturity of the notes for up to five years subject to approval. At year-end 2010, 30-day and 90-day LIBOR rates were 0.26 percent and 0.30 percent, respectively.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The interest rate on the long-term secured notes due from HNA to the Federal Home Loan Bank of Chicago (“FHLB”) reprices monthly at 30 day LIBOR, with a weighted average rate of 0.27 percent at December 31, 2010. The notes are not prepayable. At December 31, 2010 and 2009, first mortgage loans on 1-4 family homes with a carrying value of $3.3 billion and $4.5 billion, respectively, were pledged to secure these borrowings.

The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank on parity as per above with all other unsecured senior indebtedness of the Bank. There were no notes outstanding as of December 31, 2010 or 2009

10.	Fair Value of Financial Instruments and Fair Value Measurements

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Bank’s fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long-term borrowings, fair values have been estimated using various valuation methods and assumptions. The fair value estimates presented herein are not necessarily indicative of the amounts the Bank could realize in an actual transaction. The fair value estimation methodologies employed by the Bank were as follows:

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

Changes in estimated fair value of loans reflect changes in credit risk and general interest rates which have occurred since the loans were originated. Fair value of floating rate loans was assumed to equal carrying value since the loans’ interest rates automatically reprice to market. Fair value of residential mortgages was based on current prices for securities backed by similar loans. For other fixed rate loans, fair value was estimated based on future cash flows discounted at current rates at which the Bank would have originated the loan at December 31. Additionally, management considered estimated values of collateral for nonperforming loans secured by real estate. The estimated fair values are not intended to represent estimated exit price fair values as defined under ASC 820.

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

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair values of loan commitments and standby letters of credit approximates their carrying value (i.e. deferred income) or estimated cost that would be incurred to induce third parties to assume these commitments.

The estimated fair values of the Bank’s financial instruments at December 31, 2010 and 2009 are presented in the following table. See Note 11 to the Consolidated Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments, Note 12 for additional information regarding fair values of derivatives and Note 7 for additional information on the fair value option elected for certain certificates of deposit.

	December 31
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(In thousands)

Assets
Cash and demand balances due from banks	$734,907	$734,907	$904,865	$904,865
Money market assets:
Interest-bearing deposits at banks	15,014,090	15,014,090	9,231,581	9,231,581
Federal funds sold and securities purchased under agreement to resell	1,255,313	1,255,313	174,979	174,979
Securities available-for-sale	5,674,981	5,674,981	5,898,831	5,898,831
Trading account assets	866,719	866,719	1,113,460	1,113,460
Loans, net of unearned income and allowance for loan losses	21,666,564	21,805,208	22,494,935	22,661,518
Accrued interest receivable	88,893	88,893	29,974	30,553
Loans held for sale	29,915	30,223	105,169	105,169
Derivative instruments	298,532	298,532	254,417	254,417

Total on-balance-sheet financial assets	$45,629,914	$45,768,866	$40,208,211	$40,375,373

Liabilities
Deposits:
Demand deposits	$28,093,252	$28,093,252	$22,902,834	$22,902,834
Time deposits	8,369,565	8,446,864	7,392,407	7,507,644
Federal funds purchased	194,251	194,251	236,099	236,099
Securities sold under agreement to repurchase	864,918	864,918	2,512,490	2,512,490
Short-term borrowings	1,427,794	1,427,794	717,050	717,050
Derivative instruments	432,289	432,289	387,517	387,517
Trading account liabilities	74,033	74,033	144,657	144,657
Accrued interest payable	23,904	23,904	24,681	24,681
Long-term notes — senior/unsecured	2,396,500	2,396,500	2,396,500	2,396,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	200,000	200,000	292,750	292,750

Total on-balance-sheet financial liabilities	$44,451,506	$44,528,805	$39,381,985	$39,497,222

Off-Balance-Sheet Credit Facilities ((obligations)/positive positions)
Loan commitments	$11,961	$11,961	$24,063	$24,063
Standby letters of credit	(1,520)	(1,520)	(1,775)	(1,775)

Total off-balance-sheet credit facilities	$10,441	$10,441	$22,288	$22,288

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Assets and liabilities measured at fair value on a recurring basis are presented in the following table:

	December 31, 2010
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Securities available-for-sale
U.S. Treasury	$388,763	$—	$—	$388,763
U.S. government agency	—	1,996,345	—	1,996,345
U.S. government sponsored mortgage-backed	—	650,382	—	650,382
State and municipal	—	1,586,744	13,727	1,600,471
Non-mortgage asset backed	—	727,674	774	728,448
Foreign corporate debt securities	300,069	—	—	300,069
Foreign government debt securities	—	250	—	250
Corporate debt securities	—	10,253	—	10,253
Other	—	—	—	—

Total securities available — for — sale	$688,832	$4,971,648	$14,501	$5,674,981

Trading account assets
U.S. government agency	$—	$830,016	$—	$830,016
Corporate debt securities	—	36,703	—	36,703

Total trading account assets	$—	$866,719	$—	$866,719

Derivative instruments
Trading derivatives
Interest rate contracts	$—	$268,990	$3,312	$272,302
Foreign exchange contracts	—	13,389	—	13,389
Equity contracts	—	156,701	—	156,701

Total derivative instruments	$—	$439,080	$3,312	$442,392

Total assets	$688,832	$5,410,728	$17,813	$6,984,092

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$1,307,774	$—	$1,307,774
Trading account liabilities (included in other liabilities)
U.S. Treasury	74,033	—	—	74,033
Derivative instruments (included in other liabilities)
Trading derivatives
Interest rate contracts	—	293,827	14	293,841
Foreign exchange contracts	—	12,924	—	12,924
Equity contracts	—	127,212	—	127,212
Commodity contracts	—	637	—	637
Hedging derivatives
Interest rate contracts/cash flow hedges	—	139,389	—	139,389

Total derivative instruments	$—	$573,989	$14	$574,003

Total liabilities	$74,033	$1,307,774	$—	$1,955,810

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2009
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)

Assets
Securities available-for-sale
U.S. Treasury	$40,249	$—	$—	$40,249
U.S. government agency	—	2,884,429	—	2,884,429
U.S. government sponsored mortgage-backed	—	733,647	—	733,647
State and municipal	—	1,561,800	28,892	1,590,692
Non-mortgage asset backed	—	5	44,721	44,726
Foreign government debt securities	—	501,940	—	501,940
Other	—	103,148	—	103,148

Total securities available-for-sale	$40,249	$5,784,969	$73,613	$5,898,831
Trading account assets	—	1,113,460	—	1,113,460
Derivative instruments	—	253,010	1,407	254,417

Total assets	$40,249	$7,151,439	$75,020	$7,266,708

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$707,435	$—	$707,435
Trading account liabilities (included in other liabilities)	144,657	—	—	144,657
Derivative instruments (included in other liabilities)	—	387,414	103	387,517

Total liabilities	$144,657	$1,094,849	$103	$1,239,609

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table presents changes in Level 3 assets and liabilities:

	Trading	Securities			Commitment
	Account	Available-	Derivative	Derivative	to Purchase
	Assets	for-sale	Assets	Liabilities	ARS
	(In thousands)

Fair value at January 1, 2009	$—	$55,060	$2,433	$852	$2,015
Realized and unrealized gains and losses included in earnings(1)	—	1,397	12,055	(749)	—
Unrealized gains and losses included in OCI	—	20,706	—	—	—
Purchases, sales, issuances, settlements	—	(3,550)	(13,081)	—	(2,015)

Fair value at December 31, 2009	$—	$73,613	$1,407	$103	$—

Gains and losses included in earnings related to assets and liabilities held at December 31, 2009	$—	$1,796	$1,407	$(103)	$—

Fair value at January 1, 2010	$—	$73,613	$1,407	$103	$—
Realized and unrealized gains and losses included in earnings(1)	—	1,909	16,312	(89)	—
Unrealized gains and losses included in OCI	—	(12,236)	—	—	—
Purchases, sales, issuances, settlements	—	(48,785)	(14,407)	—	—

Fair value at December 31, 2010	$—	$14,501	$3,312	$14	$—

Gains and losses included in earnings related to assets and liabilities held at December 31, 2010	$—	$(4,319)	$3,312	$(14)	$—

(1)	Included in trading income for trading account assets, net securities gains (losses) for AFS securities, and other noninterest income for derivative assets and liabilities.

Transfers of assets and liabilities between Level 1 and Level 2 for the year ended December 31, 2010 were not material.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, such as assets carried at lower of cost or market. During 2010 and 2009, the Bank recorded adjustments to fair value for nonmarketable securities, certain impaired loans and other real estate owned. The fair values of nonmarketable securities are generally estimated using financial performance results and forecasts and are classified as Level 3. Fair value adjustments are not recorded for these securities if there are not identified events or changes in circumstances that may have a significant adverse effect on their fair value. The fair values of certain impaired loans, including those acquired in business combinations, are based on appraised values of supporting collateral and management’s estimates of realizable value and are classified Level 3. The fair values of other real estate owned are based on appraised values and management’s estimates of realizable value and are classified Level 3. The fair value of contingent consideration from recent business combinations is estimated using cash flow analyses and market growth assumptions and is classified as Level 3.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value measurements recorded at December 31, 2010 and 2009 for assets and liabilities measured at fair value on a nonrecurring basis are presented in the following tables:

	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Losses
	(In thousands)

Assets
Nonmarketable securities (included in other assets)	$—	$—	$1,077	$239
Collateral-dependent impaired loans	—	—	211,815	61,894
Other real estate owned	—	—	18,942	15,329

Total assets	$—	$—	$231,834	$77,462

	December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Losses
	(In thousands)

Assets
Nonmarketable securities (included in other assets)	$—	$—	$18,322	$1,350
Collateral-dependent impaired loans	—	—	204,956	39,083
Other real estate owned	—	—	9,240	603

Total assets	$—	$—	$232,518	$41,036

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

Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates or other termination clauses. The Bank’s commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments, mortgage loan commitments and credit card lines. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $12.9 billion and $17.1 billion at December 31, 2010 and 2009, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which were $37.5 million at December 31, 2010 and $149.6 million at December 31, 2009.

Qualifying residential mortgage loan commitments are considered derivative instruments and are recorded at fair value on the Bank’s Consolidated Statements of Condition. See Note 12 to the Consolidated Financial Statements for additional information on derivative instruments.

Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

outstanding. Letters of credit outstanding were $6.6 million at December 31, 2010 and $7.9 million at December 31, 2009.

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

Letters of credit and commitments to extend credit are reviewed periodically for probable loss. Accruals for probable credit losses on letters of credit and commitments to extend credit are recorded in other liabilities on the Bank’s Consolidated Statements of Condition. The liability is increased or decreased by changes in estimates through noninterest expense and reduced by net charge-offs. The liability balance at December 31, 2010 was $16.1 million and $6.0 million at December 31, 2009. See Note 4 to the Consolidated Financial Statements for additional information on the liability for off-balance-sheet credit losses.

The fair value of credit facilities (i.e. deferred income net of deferred expense) approximates their carrying value of $12.0 million at December 31, 2010 and $24.1 million at December 31, 2009.

Financial Guarantees

Financial guarantees with off-balance-sheet risk include standby letters of credit loans sold with recourse and written put options.

Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations. At December 31, 2010 and 2009, the Bank’s maximum risk of accounting loss for these items is represented by the total commitments outstanding of $2.3 billion and $2.8 billion, respectively. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $0.6 billion and $0.9 billion at December 31, 2010 and 2009, respectively. In most cases, these commitments expire within three years without being drawn upon. The fair value of standby letters of credit (i.e. deferred income) approximates their carrying value of $1.5 million at December 31, 2010 and $1.8 million at December 31, 2009.

The Bank sells residential mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer upon the occurrence of certain credit-related events that typically include delinquency or foreclosure within certain time periods and losses based on pre-determined rates. The maximum amount payable under the limited recourse provisions was $149.2 million at December 31, 2010 and $165.9 million at December 31, 2009. The carrying amount of the recourse liability was $1.1 million at both December 31, 2010 and $1.4 million at December 31, 2009.

Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options was equal to their notional amount of $1.2 billion and $835.7 million at December 31, 2010 and 2009, respectively. The fair value of the derivative liability was $54.0 million at December 31, 2010 and $36.0 million at December 31, 2009.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Securities activities

The Bank’s securities activities that have off-balance-sheet risk include municipal bond underwriting and when-issued securities.

Through its municipal bond underwriting activities, the Bank commits to buy and offer for resale newly issued bonds. The Bank is exposed to market risk because it may be unable to resell its inventory of bonds profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members’ commitments should they default. The syndicates of which the Bank was a member had no underwriting commitments at December 31, 2010 and December 31, 2009.

The Bank trades securities that have been authorized for issuance but have not actually been issued (“when-issued” securities). Since market values are subject to change, the Bank is exposed to market and credit risk because it may incur a loss to replace a position if a counterparty defaults and market values have changed unfavorably for the counterparty. Changes in the fair value of commitments to purchase and sell when-issued securities are recognized in the current period. There was no commitment to purchase or sell securities on a when-issued basis at December 31, 2010 or 2009.

Commitments to Invest in Equity Securities

The Bank’s commitments to invest in non-marketable equity securities have off-balance-sheet risk related to the uncalled capital commitments. The Bank’s commitment to invest in equity securities was $30.3 million at December 31, 2010 and $37.1 million at December 31, 2009.

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

All derivative instruments are recognized at fair value in the Consolidated Statements of Condition. Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. See Note 10 to the Consolidated Financial Statements for additional information on fair value measurement. All derivative instruments are designated either as hedging or trading.

The Bank enters into derivative contracts with BMO to facilitate a more efficient use of combined resources and to better serve customers. See Note 25 to the Consolidated Financial Statements for additional information on related party transactions.

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

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Derivative-Related Risks

Over-the-counter derivative instruments are subject to credit risk arising from the possibility that counterparties may default on their obligations. The credit risk associated with derivatives is normally a small fraction of the notional amount of the derivative instrument. Derivative contracts generally expose the Bank to potential credit loss if changes in market rates affect a counterparty’s position unfavorably and the counterparty defaults on payment. Credit risk is represented by the positive fair value of the derivative instrument. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and represents the Bank’s cost of replacing contracts that have a positive fair value using current market rates. The Bank strives to limit credit risk by dealing with counterparties that are considered to be creditworthy, and by managing credit risk for derivatives using the same credit risk process that is applied to loans. Netting agreements provide for netting of contractual receivables and payables and apply to situations where the Bank is

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Netting agreements also provide for the application of cash collateral received or paid against derivative assets or liabilities. The Bank’s derivative contracts with BMO are transacted under the terms of a master netting agreement. At December 31, 2010 and 2009, cash collateral was not exchanged between the parties to the master netting agreement. Exchange-traded derivatives have no potential for credit exposure as they are settled net with each exchange.

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

Uses of Derivatives

Trading Derivatives

Trading derivatives include derivatives entered into with customers to accommodate their risk management needs, derivatives transacted to generate trading income from the Bank’s trading positions, and derivatives used in the management of the Bank’s risk strategy that do not qualify as hedges for accounting purposes (“economic hedges”).

Trading derivatives are marked to fair value. Realized and unrealized gains and losses are recognized in trading noninterest income in the Bank’s Consolidated Statements of Operations. Unrealized gains on trading derivatives are recorded as assets and unrealized losses are recorded as liabilities in the Bank’s Consolidated Statements of Condition.

The Bank and BMO combined their U.S. foreign exchange (“FX”) activities. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on September 30, 2011 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. During 2010, 2009 and 2008, foreign exchange revenues were $4.9 million, $11.5 million and $6.9 million, respectively, under this agreement.

At December 31, 2010 and 2009, approximately 92 and 95 percent, respectively, of the Bank’s gross notional positions in foreign currency contracts are represented by seven currencies: Euro, Canadian dollar, British pound, Australian dollar, Swedish krona, Japanese yen and the Mexican peso.

The Bank enters into risk participation agreements whereby it assumes credit risk on behalf of unrelated counterparties that arises from interest rate and foreign currency swap transactions. In a risk participation agreement, one counterparty pays the other a fee in exchange for the second counterparty agreeing to make a payment if a credit event, that is contingent on a swap transaction, occurs. The amount payable under an agreement is based on the market value of the swap at the time of the credit event. The notional amount of the risk participation agreements was $38.0 million and $148.1 million at December 31, 2010 and 2009, respectively. The contract matures within one year at December 31, 2010. The fair value of the derivative liabilities was $37 thousand at December 31, 2010 and $0.2 million at December 31, 2009.

Certain customers enter into lending transactions and derivative transactions with the Bank. BMO bears the risk of loss associated with the derivative obligations of those customers in the event of default.

The Bank has issued certain financial instruments containing embedded derivatives. The embedded derivatives are separated from the host contracts and recorded at fair value when the economic characteristics of the derivatives are not clearly and closely related to those of the host contracts. Embedded derivatives in certain of the Bank’s equity linked certificates of deposit are accounted for separately from the host instruments.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The Bank uses total return swaps to minimize exposure to currency exchange rate and equity price fluctuations associated with certain obligations under the mid-term incentive plan, which is a stock-based compensation plan. The swap contracts are derivatives and are accounted for at fair value. Changes in fair value are recognized in compensation expense in the Bank’s Consolidated Statements of Operations. See Note 15 to the Consolidated Financial Statements for additional information on stock-based compensation plans.

The Bank issues certificates of deposit that are structured interest rate, equity-linked, foreign currency-linked, debt-linked and commodity-linked under the fair value option and enters into interest rate, equity and foreign exchange derivatives to manage exposure to changes in the fair value of structured certificates of deposit. Changes in fair value of the certificates of deposit and the derivatives are recognized in trading noninterest income in the Bank’s Consolidated Statements of Operations. See Note 7 to the Consolidated Financial Statements for additional information on structured certificates of deposit.

Hedging Derivatives

In accordance with its risk management strategy, the Bank enters into various derivative contracts to hedge its interest rate exposures.

The Bank uses interest rate contracts, primarily swaps, to reduce the level of financial risk inherent in mismatches between the interest rate sensitivities of certain assets and liabilities. The risk management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that may be caused by interest rate volatility. The Bank manages interest rate sensitivity by modifying the repricing or maturity characteristics of certain assets and liabilities so that net interest margin is not adversely affected, on a material basis, by movements in interest rates. As a result of interest rate fluctuations, fixed rate assets will appreciate or depreciate in market value. The effect of the unrealized appreciation or depreciation will generally be offset by the gains or losses on the derivative instruments.

Hedge Accounting

Cash Flow Hedges

Cash flow hedges modify exposure to variability in cash flows for variable rate, interest bearing instruments. The Bank’s cash flow hedges, which have a maximum term of 6.9 years at December 31, 2010, are hedges of floating rate loans, available-for-sale securities and long-term debt obligations.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

For cash flow hedges that are discontinued before the end of the original hedge term, the unrealized gain or loss in accumulated other comprehensive income is amortized to interest income/expense in the Bank’s Consolidated Statements of Operations consistent with how the hedged item affects earnings. If the hedged item is sold or settled, the entire unrealized gain or loss is recognized in interest income/expense in the Bank’s Consolidated Statements of Operations. At December 31, 2010, the amount of other comprehensive income that is expected to be reclassified to interest income/expense in the Bank’s Consolidated Statements of Operations over the next 12 months is $3.8 million.

Fair Value Hedges

Fair value hedges modify exposure to changes in a fixed rate instrument’s fair value caused by changes in interest rates. The hedges convert fixed rate assets and liabilities to floating rate. The Bank’s fair value hedges include hedges of fixed rate available-for-sale securities and deposits.

For fair value hedges, the hedging derivative is recorded at fair value and the related hedge item, either fixed rate assets or liabilities, is adjusted for the changes in value of the risk being hedged. To the extent that the change in the fair value of the derivative does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge), the net amount is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

For fair value hedges that are discontinued, the Bank stops adjusting the hedged item for changes in fair value that are attributable to the hedged risk. The fair value adjustment of the hedged item is amortized to the interest income/expense on the hedged item over its remaining term to maturity. If the hedged item is sold or settled, any remaining fair value adjustment is included in the determination of the gain or loss on sale or settlement.

The following table presents the impact of fair value hedges on the Bank’s financial results.

	Pretax gain (loss)
	recorded
	in other noninterest
	income
	2010	2009
	(In thousands)

Hedging derivatives:
Interest rate contracts	$—	$(1,655)
Hedged items:
Fixed rate AFS securities	—	(2,701)
Fixed rate deposits	—	1,370

The following table presents the impact of cash flow hedges on the Bank’s financial results.

			Ineffective portion of		Reclassification of gain
	Effective portion of		gain (loss) recorded in		(loss) from AOCI to
	pre-tax gain (loss)		other noninterest		interest income or
	recorded in OCI		income		interest expense
	2010	2009	2010	2009	2010	2009
	(In thousands)		(In thousands)		(In thousands)

Interest rate contracts	$40	$66,722	$—	$(2)	$(6,096)	$(9,849)

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The revenue from trading derivative instruments is presented below.

	2010	2009	Location of gain (loss) recognized in income
	(In thousands)

Interest rate contracts	$14,850	$1,710	Net money market, bond and derivative trading income
Interest rate contracts	1,994	(277)	Other non-interest income
Foreign exchange contracts	4,866	11,465	Foreign exchange trading gains, net
Equity contracts	25,019	10,165	Net money market, bond and derivative trading income
Equity contracts	2,733	18,646	Salaries and other compensation expense
Commodity contracts	305	—	Net money market, bond and derivative trading income

Total	$49,767	$41,709

The fair value of the Bank’s derivative instruments are as follows at December 31:

	Gross Assets		Gross Liabilities
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Trading derivatives(1):
Interest rate contracts	$272,302	$288,830	$293,841	$294,733
Foreign exchange contracts	13,389	12,435	12,924	12,176
Equity contracts	156,701	36,176	127,212	25,482
Commodity contracts	—	—	637	—
Hedging derivatives(2):
Interest rate contracts/cash flow hedges	—	12,960	139,389	153,040

Total fair value	$442,392	$350,401	$574,003	$485,431

(1)	Trading derivatives are recorded in trading account assets and derivative instruments and in other liabilities.

(2)	Hedging derivatives are recorded in other assets and other liabilities.

The notional amounts of the Bank’s derivative instruments are as follows at December 31:

	2010	2009
	(In thousands)

Trading derivatives:
Interest rate contracts	$18,000,087	$12,443,474
Foreign exchange contracts	620,865	1,366,632
Equity contracts	1,403,263	816,666
Commodity contracts	5,416	—
Hedging derivatives:
Interest rate contracts/cash flow hedges	2,221,000	3,381,000

Total	$22,250,631	$18,007,772

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

13.	Concentrations of Credit Risk in Financial Instruments

The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2010 and 2009. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank’s total credit exposure, which is the total potential accounting loss should all customers and counterparties fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

A majority of the Bank’s customers and counterparties are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank has credit exposure to these customers and counterparties through a broad array of banking and trade financing products including loans, loan commitments, standby and commercial letters of credit, investment securities and banker’s acceptances. The financial viability of customers and counterparties in the Midwest is, in part, dependent on the region’s economy. The Midwestern concentration was approximately $44.5 billion or 72 percent of the Bank’s total credit exposure at December 31, 2010 and $41.5 billion or 69 percent of the Bank’s total credit exposure at December 31, 2009.

The Bank manages this exposure by continually reviewing local market conditions and customers and counterparties, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See Note 11 to the Consolidated Financial Statements for information on collateral supporting credit facilities.

14.	Employee Benefit Plans

The Bank sponsors noncontributory defined benefit pension plans covering virtually all the Bank’s employees as of December 31, 2010. Most of the employees participating in retirement plans are included in one primary plan (“plan”). The plan is a multiple-employer plan covering the Bank’s employees as well as persons employed by certain affiliated entities.

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

The policy for this plan is to have the participating entities, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act (“ERISA”), without regard to prior years’ contributions in excess of the minimum. For 2011 (plan year 2011), the estimated pension contribution is approximately $23 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan, for 2010, 2009 and 2008 was $9.0 million, $16.8 million and $24.6 million, respectively. Those amounts include settlement gains for the supplemental unfunded retirement plan of $1.1 million recorded in 2010, settlement gains of $0.7 million recorded in 2009 and settlement losses of $0.3 million recorded in 2008. The qualified pension accumulated benefit obligation as of December 31, 2010, 2009 and 2008 was $455.9, $395.1 million and $350.2 million, respectively.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is “actuarially equivalent” to the Medicare Part D benefit. The Bank recorded a reduction to postretirement medical expense in the amount of $1.6 million in 2010, $1.9 million in 2009 and $2.0 million in 2008, as determined by the Bank’s actuarial consultants. Based on their analysis, the Bank’s postretirement benefit medical plan passes the test for actuarial equivalence and qualifies for the subsidy. In March 2010, new health care legislation (The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act) was enacted that changed the tax treatment of the subsidy associated with postretirement medical benefits. The legislation reduced the tax deductions for the cost of providing postretirement prescription drug coverage by the amount of subsidies received. With enactment of the legislation, the Bank was required to write off any deferred tax asset as a tax expense through the income statement, even if a portion of such asset had initially been established through OCI. As a result of this legislation, the Bank recorded additional tax expense of $5.5 million in 2010.

The Bank has a defined contribution plan that is available to virtually all employees. The 401(k) matching contribution is based on the amount of eligible employee contributions. The Bank’s total expense for the plan was $14.6 million, $13.9 and $14.1 million in 2010, 2009 and 2008, respectively.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans:

	Pension Benefits			Postretirement Medical Benefits
	2010**	2009**	2008**	2010**	2009**	2008**
	(In thousands)

Change in benefit obligation*
Benefit obligation at beginning of year	$421,794	$415,035	$430,891	$68,731	$59,723	$60,988
Service cost	19,021	19,020	21,897	1,758	1,920	1,994
Interest cost	24,058	24,916	25,071	3,946	3,586	3,639
Benefits paid	(29,246)	(32,797)	(41,771)	(3,323)	(3,167)	(2,624)
Medicare drug legislation	—	—	—	(2,321)	(1,188)	841
Actuarial loss (gain)	49,915	(4,380)	(21,590)	4,604	7,857	(6,523)
Change in measurement date	—	—	537	—	—	1,408

Benefit obligation at end of year	$485,542	$421,794	$415,035	$73,395	$68,731	$59,723

Change in plan assets
Fair value of plan assets at beginning of year	$416,832	$309,712	$380,294	$53,502	$43,051	$64,979
Actual return on plan assets	66,606	69,738	(123,769)	5,621	10,451	(23,181)
Employer contribution	145,305	70,179	99,521	—	—	—
Benefits paid	(29,246)	(32,797)	(41,771)	—	—	—
Change in measurement date	—	—	(4,563)	—	—	1,253

Fair value of plan assets at end of year ***	$599,497	$416,832	$309,712	$59,123	$53,502	$43,051

Funded Status at end of year	$113,955	$(4,962)	$(105,322)	$(14,272)	$(15,229)	$(16,672)

Assets (liabilities) recognized in the Statements of Condition consist of:
Other assets	$114,173	$24,906	$24,906	$4,587	$4,587	$4,587
Accrued pension and post-retirement liabilities	(218)	(29,868)	(130,228)	(18,859)	(19,816)	(21,259)

Net liabilities recognized	$113,955	$(4,962)	$(105,322)	$(14,272)	$(15,229)	$(16,672)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net loss	$122,910	$107,584	$153,771	$5,448	$4,506	$4,843
Prior service cost	2,896	1,791	2,255	—	—	—
Transition obligation	—	—	—	797	1,329	1,858

Amounts recognized in AOCI	$125,806	$109,375	$156,026	$6,245	$5,835	$6,701

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Pension Benefits			Postretirement Medical Benefits
	2010**	2009**	2008**	2010**	2009**	2008**
	(In thousands)

Components of net periodic benefit cost
Service cost	$19,021	$19,020	$21,897	$1,758	$1,920	$1,994
Interest cost	24,058	24,916	25,071	3,946	3,586	3,639
Expected return on plan assets	(40,802)	(31,477)	(25,941)	(4,280)	(3,444)	(5,013)
Amortization of prior service cost	679	464	464	—	—	—
Amortization of transition obligation	—	—	—	532	529	525
Amortization of actuarial loss or (gain)	7,001	3,546	1,530	—	—	(958)

Net periodic benefit cost	$9,957	$16,469	$23,021	$1,956	$2,591	$187

Other Changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income
Net loss (gain)	$22,327	$(42,641)	$128,120	$943	$(337)	$21,667
Amortization of (loss) gain	(7,001)	(3,546)	(1,912)	—	—	1,198
Prior service cost	1,784	—	—	—	—	—
Amortization of prior service cost	(679)	(464)	(580)	—	—	—
Amortization of transition obligation	—	—	—	(532)	(529)	(656)

Total recognized in OCI	$16,431	$(46,651)	$125,628	$411	$(866)	$22,209

*	Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

**	Plan assets and obligation measured as of December 31.

***	The actual allocation of plan assets at fair value is as follows:

	Pension			Postretirement Medical
	2010	2009	2008	2010	2009	2008

Equity securities	55%	50%	54%	55%	50%	54%
Fixed income securities	43%	49%	32%	43%	49%	32%
Cash equivalents	2%	1%	14%	2%	1%	14%

At December 31, 2010 approximately 26% of the plan assets consisted of investments in funds administered by Virtus Investment Partners, Inc. (“Virtus”). Virtus is a provider of investment management products and services to individuals and institutions. At December 31, 2009 Bankcorp owned convertible preferred shares in Virtus that represented 23% ownership in the company. During 2010, Bankcorp converted approximately one-fourth of the convertible preferred shares to common shares and still retains a 23% ownership in the company based on the combined shares.

Investment objectives include the achievement of a total account return that meets or exceeds the expected return on plan assets, the inflation rate, and peer balanced funds over a market cycle. The Bank’s assumption for the expected long-term (in excess of 20 years) rate of return on plan assets is based on the target allocation of plan assets by category and the estimated rates of return for each asset category. The assumption includes management’s review of the current rate environment, historical trend analysis and the mix of asset categories represented in the plan’s portfolio. The current portfolio target allocation is as follows:

Equity securities	50%
Fixed income securities	50%

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows:

	Pension Benefits			Postretirement Medical Benefits
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	5.40%	5.90%	6.20%	5.40%	5.90%	6.20%
Rate of compensation increase	2.00%	2.00%	3.80%	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.90%	6.20%	6.00%	5.90%	6.20%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	8.00%	8.00%	8.00%
Rate of compensation increase	2.00%	3.80%	3.80%	N/A	N/A	N/A

For 2011, the Bank intends to change the expected return on plan assets to 7%.

The Bank’s pension and postretirement plan assets are measured at fair value on a recurring basis. See Note 10 to the Consolidated Financial Statements for information on the hierarchy of inputs and the primary valuation methodologies used to measure fair value.

Level 1 plan assets primarily include exchange-traded equity securities, exchange-traded mutual funds, exchange-traded derivatives, U.S. Treasury securities and money market funds. Mutual funds are valued at quoted market prices. Money market funds are stated at cost plus accrued interest. Level 2 plan assets include U.S. government agency securities and corporate debt securities. External vendors typically use pricing models to determine fair values for these securities. Standard market inputs include yield curves and indices and market-corroborated pricing. There are no plan assets classified Level 3 at December 31, 2010 or 2009.

While the Bank believes the valuation methodologies for its plan assets are appropriate and consistent with other market participants, the use of different assumptions or methodologies could have a material effect on their estimated fair values.

The fair value of the pension and postretirement benefit plan assets are presented in the following tables:

	Pension Plan Assets at December 31, 2010
	Fair Value Measurements Using		Total at
	Level 1	Level 2	Fair Value
		(In thousands)

Asset category
Cash and money market funds	$10,269	$—	$10,269
Equity securities	191,798	—	191,798
U.S. Treasury securities	20,324	—	20,324
U.S. government agency securities		9,706	9,706
Corporate debt securities		168,843	168,843
Mutual funds	198,755	—	198,755
Derivative instruments	(198)	—	(198)

Total plan assets at fair value	$420,948	$178,549	$599,497

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Pension Plan Assets at December 31, 2009
	Fair Value Measurements Using		Total at
	Level 1	Level 2	Fair Value
		(In thousands)

Asset category
Cash and money market funds	$4,913	$—	$4,913
Equity securities	119,076	—	119,076
U.S. Treasury securities	2,207	—	2,207
U.S. government agency securities	—	8,153	8,153
Corporate debt securities	—	100,119	100,119
Mutual funds	182,752	—	182,752
Derivative instruments	(388)	—	(388)

Total plan assets at fair value	$308,560	$108,272	$416,832

	Postretirement Medical Plan Assets at
	December 31, 2010
	Fair Value Measurements Using		Total at
	Level 1	Level 2	Fair Value
		(In thousands)

Asset category
Cash and money market funds	$1,013	$—	$1,013
Equity securities	18,915	—	18,915
U.S. Treasury securities	2,004	—	2,004
U.S. government agency securities	—	957	957
Corporate debt securities	—	16,651	16,651
Mutual funds	19,601	—	19,601
Derivative instruments	(19)	—	(19)

Total plan assets at fair value	$41,514	$17,608	$59,122

	Postretirement Medical Plan Assets at
	December 31, 2009
	Fair Value Measurements Using		Total at
	Level 1	Level 2	Fair Value
		(In thousands)

Asset category
Cash and money market funds	$630	$—	$630
Equity securities	15,284	—	15,284
U.S. Treasury securities	283	—	283
U.S. government agency securities	—	1,047	1,047
Corporate debt securities	—	12,851	12,851
Mutual funds	23,457	—	23,457
Derivative instruments	(50)	—	(50)

Total plan assets at fair value	$39,604	$13,898	$53,502

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

For measurement purposes, an 8.0 percent annual rate of increase for pre 65 and an 7.9 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits were assumed for 2010. The rate will be graded down to 4.5 percent for pre 65 and 4.5 percent for post 65 in 2029 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

	1 Percentage	1 Percentage
2010	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$648	$(557)
Effect on postretirement benefit obligation	$8,925	$(7,582)

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the status of the supplemental unfunded retirement plan:

	Supplemental Unfunded Retirement Benefits
	2010	2009	2008
		(In thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$4,945	$10,360	$12,781
Service cost	497	845	997
Interest cost	231	540	636
Benefits paid	(3,129)	(3,491)	(3,273)
Actuarial loss (gain)	5,131	(3,309)	(724)
Change in measurement date	—	—	(57)

Benefit obligation at end of year	$7,675	$4,945	$10,360

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	3,129	3,491	3,738
Benefits paid	(3,129)	(3,491)	(3,273)
Change in measurement date	—	—	(465)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status at end of year	$(7,675)	$(4,945)	$(10,360)

Liabilities recognized in the Statements of Condition consist of:
Accrued pension and post-retirement liabilities	$(7,675)	$(4,945)	$(10,360)

Net liabilities recognized	$(7,675)	$(4,945)	$(10,360)

Amounts recognized in Accumulated Other Comprehensive Income (loss) consist of:
Net loss or (gain)	$4,036	$(2,468)	$157
Prior service credit	(940)	(1,269)	(1,599)

Amounts recognized in AOCI	$3,096	$(3,737)	$(1,442)

Components of net periodic benefit cost
Service cost	$497	$845	$997
Interest cost	231	540	636
Amortization of prior service credit	(330)	(330)	(330)
Amortization of actuarial gain	(305)	—	—

Net periodic benefit cost	$93	$1,055	$1,303

Other Changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income
Net loss (gain)	$6,199	$(2,625)	$(1,024)
Amortization of gain	305	—	—
Amortization of prior service credit	330	330	412

Total recognized in OCI	$6,834	$(2,295)	$(612)

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Supplemental Unfunded Retirement
	Benefits
	2010	2009	2008

Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	4.70%	5.20%	5.50%
Rate of compensation increase	2.00%	2.00%	3.80%
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.20%	5.50%	5.25%
Rate of compensation increase	2.00%	3.80%	3.80%

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are $14.1 million and $0.7 million, respectively. The transition obligation for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year is $0.5 million. The prior service cost for the supplemental unfunded retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year is $0.3 million. No estimated net loss for the postretirement medical plan and the supplemental unfunded retirement benefit plan is expected to be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year.

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

		Postretirement Medical Benefits		Supplemental
	Pension	Before Medicare	Medicare	Retirement
Year	Benefits	Subsidy	Subsidy(1)	Benefits
		(In thousands)

2011	$30,480	$4,118	$429	$957
2012	32,653	4,312	490	1,036
2013	31,879	4,562	546	805
2014	34,541	4,874	614	945
2015	34,015	5,148	689	912
Thereafter	184,245	30,967	4,815	4,660

(1)	Medicare subsidies expected to be received.

15.	Stock-Based Compensation Plans

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

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock Option Program

The HFC Stock Option Program was established under the BMO Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

Options to acquire BMO stock are granted at an exercise price equal to the closing price of BMO’s common shares on the day prior to the grant date. Options vest 25% per year over a four-year period starting from their grant date. The vesting of a portion of the options granted is subject to achieving certain performance targets. All options expire 10 years from their grant date.

The expense recorded for this program is adjusted for estimated forfeitures. Cash flows resulting from realized tax deductions in excess of recognized compensation cost are financing cash flows.

The compensation expense related to this program totaled $1.6 million, $1.8 million and $2.0 million in 2010, 2009 and 2008, respectively. The excess tax benefits recognized for the years ended 2010, 2009 and 2008 were $0.6 million, $0.7 million and $0.7 million, respectively. At December 31, 2010, the total unrecognized compensation cost related to nonvested stock option awards was $1.9 million, and the weighted average period over which it is expected to be recognized is approximately 3.1 years.

The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted average per share fair value of options granted during 2010, 2009 and 2008 were $10.46, $9.48 and $4.50, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $12.5 million, $9.6 million and $3.7 million, respectively. Cash proceeds from options exercised under the plan totaled $33.0 million, $24.3 million and $15.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The tax benefits from stock options realized during 2010, 2009 and 2008 were $4.3 million, $2.9 million and $1.8 million, respectively.

The following table summarizes the stock option activity for 2010 and 2009 and provides details of stock options outstanding at December 31, 2010 and 2009:

	Year Ended December 31, 2010
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value	Contractual Life
	(In millions)

Outstanding at beginning of year	2,150,591	$43.64	$23.5	4.63 years
Granted	189,375	58.09
Exercised	(566,195)	38.23
Transferred(1)	282,371	45.92

Outstanding at December 31, 2010	2,056,142	49.31	$20.2	5.10 years

Options exercisable at December 31, 2010	1,244,231	$46.00	$16.3	3.56 years

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2009
				Wtd. Avg.
		Wtd. Avg.	Aggregate Intrinsic	Remaining
Options	Shares	Exercise Price	Value	Contractual Life
	(In millions)

Outstanding at beginning of year	2,494,946	$35.34	$1.1	4.62 years
Granted	174,653	50.90
Exercised	(541,535)	29.16
Transferred(1)	22,527	41.40

Outstanding at December 31, 2009	2,150,591	43.64	$23.5	4.63 years

Options exercisable at December 31, 2009	1,452,407	$40.85	$19.4	3.05 years

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2010:

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	698,184	$7.31
Granted	189,375	10.46
Vested	(143,212)	4.25
Transferred(1)	67,564	7.39

Nonvested at December 31, 2010	811,911	$8.06

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2009:

		Wtd. Avg.
		Grant Date
		Fair Value
Options	Shares	per Share

Nonvested at beginning of year	725,206	$6.87
Granted	174,653	9.48
Vested	(198,757)	7.05
Transferred(1)	(2,918)	7.45

Nonvested at December 31, 2009	698,184	$7.31

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following weighted-average assumptions were used to determine the fair value of options on the date of grant:

	2010	2009

Risk-free interest rate	2.90%	2.86%
Expected life, in years	6.5	6.5
Expected volatility	24.00%	27.48%
Expected dividend yield	4.71%	6.59%

HARRIS N.A. AND SUBSIDIARIES

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

The Bank was party to agreements made between BMO and third parties to assume a portion of the Bank’s obligations related to the 2007 and 2008 mid-term incentive plans. The Bank was not party to similar agreements for the 2009 or 2010 mid-term incentive plans. Amounts paid by the Bank under the agreements were capitalized and recognized as compensation expense over the performance cycles of the plans on a straight-line basis, including calendar years 2009 and 2010. Amounts related to units granted to employees who are eligible to retire are expensed at the time of grant. Any future obligations to participants required under these plans will be the responsibility of the third parties.

For the obligations relating to the plans for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the service period to reflect the current estimate of ultimate employer liability, which is a function of the current market value of BMO’s common shares and BMO’s total shareholder return compared with that of its competitors. Adjustments for changes in estimates of ultimate payments to participants are recognized in current and future periods. The Bank enters into certain total return swap contracts to minimize exposure to currency exchange rate and equity price fluctuations. The contracts are derivative instruments accounted for at fair value and do not qualify for hedge accounting.

The compensation expense related to the plans totaled $22.5 million, $23.2 million and $8.1 for the years ended December 31, 2010, 2009 and 2008, respectively. The related tax benefits recognized for the years ended December 31, 2010, 2009 and 2008 totaled $8.6 million, $8.8 million and $3.1 million, respectively. The total unrecognized compensation cost related to nonvested awards was $0.9 million at December 31, 2010. The weighted average period over which it is expected to be recognized is approximately 1.8 years.

Employee Share Purchase Plan

The BMO Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank’s contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.7 million, $0.8 million and $0.6 million in 2010, 2009 and 2008, respectively.

16.	Lease Expense and Obligations

Rental expense for all operating leases was $44.2 million in 2010, $42.8 million in 2009, and $41.5 million in 2008. These amounts include real estate taxes, maintenance and other rental-related operating costs of 6.9 million, $7.6 million, and $6.9 million, for 2010, 2009, and 2008, respectively, paid under net lease arrangements. Lease commitments are primarily for office space.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In March 2005, the Bank sold to a third party the land and building located at 111 West Monroe Street, Chicago, Illinois. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain which was deferred and is being amortized into income over the term of the leaseback. The remaining deferred gain resulting from the sale was $38.2 million, $41.4 million and $44.6 million at December 31, 2010, 2009 and 2008, respectively. $3.2 million, of deferred gain was amortized into income in 2010, 2009 and 2008.

In December 2001, the Bank closed on the sale of its operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease is recorded as an operating lease and the term ends on December 31, 2011. the Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The remaining deferred gain resulting from the sale, which is being amortized into income over the remaining life of the lease, was $1.7 million, $3.5 million and $5.2 million as of December 31, 2010, 2009 and 2008, respectively. $1.7 million of deferred gain was amortized into income in 2010, 2009 and 2008.

In addition, the Bank and other subsidiaries own or lease premises at other locations to conduct branch banking activities.

Minimum rental commitments as of December 31, 2010 for all non-cancelable operating leases are as follows:

Year	Amount
(In thousands)

2011	$36,203
2012	31,900
2013	30,073
2014	29,399
2015	28,699
Thereafter	250,922

Total minimum future rentals	$407,196

Occupancy expenses for 2010, 2009 and 2008 have been reduced by $3.4 million in each year for rental income from leased premises.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

17.	Income Taxes

The 2010, 2009 and 2008 applicable income tax expense (benefit) were as follows:

	Federal	State	Total
	(In thousands)

2010:
Current	$21,560	$2,806	$24,366
Deferred	(71,131)	(3,798)	(74,929)

Total	$(49,571)	$(992)	$(50,563)

2009:
Current	$(153,525)	$3,772	$(149,753)
Deferred	38,888	(5,632)	33,256

Total	$(114,637)	$(1,860)	$(116,497)

2008:
Current	$(96,539)	$(1,185)	$(97,724)
Deferred	(14,021)	15,526	1,505

Total	$(110,560)	$14,341	$(96,219)

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Net deferred tax assets are comprised of the following at December 31, 2010, 2009 and 2008:

	December 31
	2010	2009	2008
	(In thousands)

Deferred tax assets:
Allowance for possible loan losses	$284,718	$264,377	$233,062
Deferred employee compensation	26,837	25,179	21,979
Deferred expense and prepaid income	15,560	18,613	22,586
Intangible assets and purchase accounting valuations	13,772	—	—
State tax loss carryforward	34,176	29,479	11,971
Tax credit carryforward	46,459	1,947	—
Other assets	6,804	5,615	6,532

Gross deferred tax assets	$428,326	$345,210	$296,130
Valuation allowance	(45,873)	(37,241)	(26,285)

Deferred tax assets, net of valuation allowance	$382,453	$307,969	$269,845

Deferred tax liabilities:
Depreciable assets	(50,914)	(47,457)	(48,769)
Intangible assets and purchase accounting valuations	—	(9,993)	(5,036)
Pension and medical trust	(86,141)	(80,035)	(10,113)
Other liabilities	(1,150)	(1,373)	(1,332)

Gross deferred tax liabilities	$(138,205)	$(138,858)	$(65,250)

Deferred tax assets	$244,248	$169,111	$204,595
Tax effect of fair value adjustments on available-for-sale securities, pension liabilities and hedging transactions recorded directly to stockholder’s equity	82,055	58,323	111,480

Net deferred tax assets	$326,303	$227,434	$316,075

A valuation allowance of $45.9 million, $37.2 million and $26.3 million exists at December 31, 2010, 2009 and 2008, respectively, to offset deferred tax assets related to the Bank’s state tax loss carry-forwards and certain state deferred tax assets. The valuation allowance increased by $8.6 million in 2010 and is due to the addition of state operating losses and valuation allowances established on certain current year state deferred tax assets. Management believes that the realization of the deferred tax assets, with the exception of certain state deferred tax assets and state tax loss carryforwards, is more likely than not based on available tax planning strategies and expectations of future taxable income.

State tax loss carry-forwards at December 31, 2010 of approximately $711.1 million will expire in varying amounts in 2013 through 2030.

Federal tax credit carry-forwards at December 31, 2010 of approximately $46.5 million consists of approximately $36.5 million of AMT tax credits which do not expire and $10.0 million of general business credits that will expire in varying amounts in 2024 through 2030.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

	Years Ended December 31
	2010	2009	2008

Federal statutory rate:	35.0%	35.0%	35.0%
Increase (reduction) in income tax benefits due to:
Bank-owned insurance	31.9	6.8	9.1
Valuation allowance change for state deferred taxes, net of federal effect	(17.1)	(4.8)	(13.2)
State income taxes, excluding valuation allowance, net of federal effect	18.4	5.3	8.5
Tax-exempt municipal income	31.8	7.7	8.8
Other, net	0.2	0.8	—

Actual income tax rate	100.2%	50.8%	48.2%

The balance of gross unrecognized tax benefits may decrease between zero and $1.8 million during the next twelve months depending upon the settlement of federal, state, and local audits.

With few exceptions, the Bank is no longer subject to U.S. federal, state or local income tax exams for years prior to 2006. The Bank joins in filing a consolidated Federal income tax return with its parent, Harris Financial Corp. The Internal Revenue Service is examining the 2006, 2007 and 2008 consolidated Federal income tax returns and it is anticipated to be completed by the end of 2011. As of December 31, 2010, no significant adjustments have been proposed for the Bank’s federal or state tax positions.

The Bank recognizes penalties and the accrual of interest related to unrecognized tax benefits in its income tax expense. During the years ended December 31, 2010, 2009 and 2008, the interest and penalties recognized by the Bank were not significant and did not affect the annual effective tax rate. The Bank had approximately $0.2 million, $0.2 million and $0.1 million accrued for the payment of interest and penalties at December 31, 2010, 2009 and 2008, respectively.

18.	Regulatory Capital

The Bank, as a federally-chartered bank, must adhere to the capital adequacy guidelines of the Federal Reserve Board (the “Board”) and the Office of the Comptroller of the Currency (“OCC”). The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all FDIC-insured institutions ranging from “well capitalized”

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

to “critically undercapitalized.” Classification within a category is based primarily on the three capital adequacy measures.

Noncompliance with minimum capital requirements may result in regulatory corrective actions that could have a material effect on the Bank’s financial statements.

As of December 31, 2010 and 2009, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2010 that have changed the capital category of the Bank.

At December 31, 2010 and 2009, the Bank had $250 million of minority interest in preferred stock of a subsidiary. The preferred stock is noncumulative, exchangeable Series A preferred stock with dividends payable at the rate of 7.375% per annum. During 2010 and 2009, $18.4 million of dividends were declared and paid on the preferred stock. The preferred stock qualifies as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

The following table summarizes the Bank’s risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions.

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Capital	Capital	Capital		Capital	Capital		Capital
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(In thousands)

As of December 31, 2010
Total Capital to Risk-Weighted Assets	$4,945,364	17.87%	≥ $	2,213,929	≥ 8.00%	≥ $	2,767,411	≥ 10.00%
Tier 1 Capital to Risk-Weighted Assets	$4,422,319	15.98%		≥ 1,106,963	≥4.00%	≥ $	1,660,445	≥ 6.00%
Tier 1 Capital to Quarterly Average Assets	$4,422,319	9.64%	≥ $	1,834,987	≥4.00%	≥ $	2,293,734	≥ 5.00%
As of December 31, 2009
Total Capital to Risk-Weighted Assets	$4,160,567	13.55%	≥ $	2,456,423	≥ 8.00%	≥ $	3,070,529	≥ 10.00%
Tier 1 Capital to Risk-Weighted Assets	$3,520,984	11.46%	≥ $	1,228,965	≥ 4.00%	≥$	1,843,447	≥ 6.00%
Tier 1 Capital to Quarterly Average Assets	$3,520,984	8.82%	≥ $	1,596,818	≥ 4.00%	≥ $	1,996,023	≥ 5.00%

19.	Investments in Subsidiaries and Statutory Restrictions

Harris N.A.’s investment in the combined net assets of its wholly-owned subsidiaries was $983 million and $1.2 billion at December 31, 2010 and 2009, respectively.

Provisions of Federal banking laws place restrictions upon the amount of dividends that can be paid to Bankcorp by its bank subsidiaries. The National Bank Act requires all national banks to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank, except for dividends paid by such subsidiary to the national bank), in any calendar year, will exceed its net income for that year, combined with its retained net income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, HNA no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, Harris Preferred Capital Corporation, as an

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

indirect subsidiary of HNA, became subject to the provisions relating to dividend approval and HNA must receive prior approval from the OCC before Harris Preferred Capital Corporation declares dividends on the Preferred Shares. Prior approval from the OCC was received for the dividend declarations in 2010 and the most recent dividend declaration in March 2011. Harris Preferred Capital Corporation anticipates the need to request similar approvals from the OCC in 2011. At this time, Harris Preferred Capital Corporation has no reason to expect that such approvals will not be received. There is no assurance that HNA and Harris Preferred Capital Corporation will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. Based on these and certain other prescribed regulatory limitations, HNA could not have declared dividends without regulatory approval at December 31, 2010. Actual dividends paid could be subject to further restrictions related to regulatory capital adequacy guidelines. There were no cash dividends paid to Bankcorp by HNA in 2010 or in 2009.

The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2010 and 2009, daily average reserve balances of $312.1 million and $522.5 million, respectively, were required for HNA. At year-end 2010 and 2009, balances on deposit at the Federal Reserve Bank totaled $14.1 billion and $8.4 billion, respectively. Interest income recognized in the year ended December 31, 2010 and 2009 was $25.8 million and $15.8 million, respectively. The Federal Reserve Bank started paying interest in October 2008.

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

21.	Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss shown in stockholder’s equity, net of tax:

	Unrealized		Unrealized	Accumulated
	Gain on	Pension and	Loss on	Other
	Securities	Postretirement	Cash Flow Hedge	Comprehensive
	Available-For-Sale	Adjustments	Activity	Loss
		(In thousands)

Balance at December 31, 2010	$41,132	$(85,007)	$(92,659)	$(136,534)

Balance at December 31, 2009	$60,522	$(74,904)	$(83,402)	$(97,784)

Balance at December 31, 2008	$54,463	$(111,391)	$(149,111)	$(206,039)

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

22.	Foreign Activities (by Domicile of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

	Foreign	Domestic	Consolidated
	(In thousands)

2010
Total operating income	$13,710	$1,743,414	$1,757,124
Total expenses	12,497	1,776,642	1,789,139

Income (loss) before taxes	$1,213	$(33,228)	$(32,015)
Applicable income tax expense (benefit)	482	(51,045)	(50,563)

Net income	$731	$17,817	$18,548

Identifiable assets at year-end	$1,388,067	$48,638,293	$50,026,360

2009
Total operating income	$26,788	$1,807,397	$1,834,185
Total expenses	32,196	2,012,801	2,044,997

Loss before taxes	$(5,408)	$(205,404)	$(210,812)
Applicable income tax benefit	(2,149)	(114,348)	(116,497)

Net loss	$(3,259)	$(91,056)	$(94,315)

Identifiable assets at year-end	$1,434,674	$42,536,953	$43,971,627

2008
Total operating income	$36,075	$2,264,959	$2,301,034
Total expenses	93,673	2,388,384	2,482,057

Loss before taxes	$(57,598)	$(123,425)	$(181,023)
Applicable income tax benefit	(22,892)	(73,327)	(96,219)

Net loss	$(34,706)	$(50,098)	$(84,804)

Identifiable assets at year-end	$1,757,762	$65,548,293	$67,306,055

Determination of rates for foreign funds generated or used is based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2010, 2009 and 2008, identifiable foreign assets accounted for 2.8 percent and 3.3 percent, and 2.6 percent respectively, of total consolidated assets. Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during the three years presented.

23.	Business Combinations

On December 17, 2010, BMO announced it had reached a definitive agreement to purchase Marshall & Ilsley Corporation (“M&I”) in a common stock for common stock transaction. The purchase price will depend on the number of M&I common shares outstanding at the closing date and is estimated at $4.1 billion. BMO intends that M&I will ultimately merge with and into HFC immediately upon acquisition. In addition, BMO has agreed to have HFC purchase M&I’s Troubled Asset Relief Program (“TARP”) preferred shares and warrants from the

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

U.S. Treasury. At the time of acquisition, it is anticipated that the commercial banking operations of M&I will be merged with those of the Bank. Subject to regulatory approval and M&I shareholders’ vote, the acquisition is expected to close prior to July 31, 2011. At December 31, 2010, M&I’s assets and deposits totaled $50.8 billion and $38.3 billion, respectively. This acquisition would substantially increase the Bank’s assets, geographic presence, scope of operations and customer base.

On April 23, 2010, the Bank acquired certain assets and liabilities of Rockford, Illinois-based, AMCORE from the FDIC for $221.5 million. The Bank assumed approximately $2.5 billion in assets, including approximately $2.1 billion in loans, and $2.2 billion in deposits. The Bank recorded a core deposit intangible of $21.1 million to be amortized over 10 years on an accelerated basis and a customer relationship intangible of $1.3 million to be amortized over 13 years on an accelerated basis. The acquisition includes a loss share agreement with the FDIC which provides for reimbursement from the FDIC for 80% of losses incurred on covered assets, including loans and other real estate owned, subsequent to acquisition date. An indemnification asset estimated at a fair value of $427.5 million was recorded at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. The Bank recorded goodwill of $84.6 million which is expected to be deductible for tax purposes. As part of the acquisition, the Bank obtained the option to purchase certain AMCORE branches after the close of the transaction. The Bank increased the purchase price by $19.9 million as a result of exercising the option to purchase certain of these branches. Acquisition costs of $6.2 million were recorded to noninterest expense for the year ended December 31, 2010. The acquisition provides the Bank with an opportunity to expand its branch network into communities in northern Illinois and southern Wisconsin. The results of AMCORE’s operations have been included in the Bank’s consolidated financial statements since April 23, 2010.

On December 31, 2009, BMO and the Bank completed the acquisition of the net cardholder receivables and other assets and obligations of the Diners Club North American franchise from an unrelated bank for initial cash consideration of $678 million, subject to a post-closing adjustment based on all parties’ final agreement of the net asset value transferred. Based on a post-closing adjustment of $48.4 million, the final purchase price was reduced to $629.6 million during 2010. The acquisition of the net cardholder receivables of Diners Club gives the Bank the right to issue Diners Club cards to corporate and professional clients in the United States and will accelerate the Bank’s initiative to expand in the travel-and-entertainment card sector. As part of this acquisition, the Bank recorded a purchased credit card relationship intangible asset estimated at $46.3 million which will be amortized on an accelerated basis over 15 years. The Bank recorded goodwill of $11.5 million which is expected to be deductible for tax purposes. The gross contractual amount of receivables was $743.2 million. Acquisition-related costs of $0.6 million for the year ended December 31, 2009 were recorded to noninterest expense. The results of the operations of Diners Club have been included in the Bank’s consolidated financial statements since January 1, 2010.

On February 13, 2009, the Bank completed the acquisition of selected assets of Pierce, Givens & Associates, LLC (“Pierce Givens”) for cash consideration of $3.4 million. The Bank recorded a customer relationship intangible asset estimated at $3.0 million with an expected life of 5 years. No goodwill was recorded in the transaction. Acquisition-related costs of $0.4 million for the year-ended December 31, 2009 were recorded to noninterest expense. The acquisition provides the Bank with the opportunity to expand its tax planning and compliance capabilities in the ultra high-net-worth market. The results of Pierce Givens’ operations have been included in the Bank’s consolidated financial statements since February 14, 2009.

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

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

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

The following table summarizes the adjusted estimated fair value of the assets acquired and liabilities assumed of AMCORE, Pierce Givens, Diners Club, Merchants and Manufacturers and Ozaukee at the dates of acquisition:

	2010	2009		2008
		Pierce		Merchants and
	AMCORE	Givens	Diners Club	Manufacturers	Ozaukee
	(In thousands)

Cash and cash equivalents	$413,568	$—	$—	$36,223	$52,125
Securities	9,931	—	—	135,116	116,404
Loans, net	1,525,626	—	647,942	1,031,275	532,507
Premises and equipment	20,857	—	4,394	35,162	14,297
Bank owned life insurance	—	—	—	9,221	9,579
Goodwill	84,572	—	11,492	112,049	125,022
FDIC Indemnification asset	427,521	—	—	—	—
Identifiable intangible assets	22,353	3,000	46,311	10,985	11,736
Other real estate owned	23,011	—	—	—	—
Other assets	38,058	423	1,710	46,063	9,723

Total assets	$2,565,497	$3,423	$711,849	$1,416,094	$871,393

Deposits	$2,172,542	$—	$9,511	$1,047,570	$595,461
Borrowings	137,409	—	—	154,399	82,453
Accrued expenses	—	—	—	19,746	5,541
Note payable	—	—	—	53,611	—
Other liabilities	14,163	—	72,750	4,071	4,594

Total liabilities	$2,324,114	$—	$82,261	$1,279,397	$688,049

Purchase price	$241,383	$3,423	$629,588	$136,697	$183,344

24.	Related Party Transactions

During 2010, 2009 and 2008, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Federal funds; repurchase and reverse repurchase agreements; short and long-term borrowings; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2010, 2009 and 2008, the Bank received from BMO approximately $34.8 million, $27.4 million, and $24.5 million respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BMO of approximately $88.3 million, $85.2 million, and $89.8 million, in 2010, 2009, and 2008, respectively. During 2010, 2009 and 2008, the Bank received from HFC approximately $53.2 million $51.4 million, and $39.8 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to HFC of approximately $8.9 million, $6.9 million, and $10.5 million in 2010, 2009 and 2008, respectively. During 2010, 2009 and 2008, the Bank received from Bankcorp approximately $16.6 million, $15.1 million, and $15.9 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to Bankcorp of approximately $0.3 million, $0.1 million, and $0.1 million, in 2010, 2009 and 2008, respectively.

During 2010, the Bank sold $272 million of nonperforming loans to psps. During 2009, the Bank sold $503 million of nonperforming loans to psps. psps was formed in December 2008 to hold and manage nonperforming loans. Loans were sold at fair value. For nonperforming loans sold, credit losses were recorded at the Bank prior to closing, as required, to reflect any credit deterioration. Credit-related write-downs were reflected in the provision for credit losses and/or as write-downs against the allowance for loan losses. For these loans, the carrying value after any required write-downs was considered by management to represent estimated fair value. No gain or loss was recognized in the Consolidated Statements of Operations on sale of loans from the Bank to psps.

In December 2008, the Bank and BMO Harris Financing Inc. (“BHFI”) sold performing and nonperforming loans to BMO Chicago Branch and to psps. psps purchased approximately $362 million in nonaccrual loans from the Bank. Approximately $110 million of nonperforming loans were sold from the Bank to BMO Chicago Branch. Loans were sold at fair value. For performing and nonperforming loans sold, credit losses were recorded at the Bank, as required, to reflect any credit deterioration. Credit-related write-downs were reflected in the provision for credit losses and/or as write-downs against the allowance for loan losses. For these loans, the carrying value after any required write-downs was considered by management to represent estimated fair value. In addition, each performing loan sold was assessed to determine whether its fair value had declined below carrying value due to interest/credit spread changes from the time of origination. Pricing to reflect current interest/credit spreads was based on secondary market quotes. A $9.5 million pretax loss on sale of loans from the Bank to BMO Chicago Branch was recorded to loan sale losses in the Consolidated Statements of Operations.

At December 31, 2010, derivative contracts with BMO represent $350.8 million and $422.6 million of unrealized gains and unrealized losses, respectively. At December 31, 2009, derivative contracts with BMO represented $350.4 million and $485.4 million of unrealized gains and unrealized losses, respectively. At December 31, 2008, derivative contracts with BMO represented $325.4 million and $512.4 million of unrealized gains and unrealized losses, respectively.

In June 2007 the Bank amended the leaseback agreement for the building located at 111 West Monroe Street, Chicago, Illinois. The Bank received from BMO Chicago Branch a payment of $6.1 million as compensation for the extension of the original lease termination dates and a payment of $5.8 million as compensation for the vacancy anticipated on the original lease. The payments were deferred and are amortized on a straight-line basis over the remaining term of the lease. Deferred revenue recognized of $0.7 million was recognized in 2010, 2009 and 2008.

The Bank and BMO combined their U.S. foreign exchange (“FX”) activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires on September 30, 2011 but may be extended at that time. Either party may terminate the arrangement at its

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

option. FX revenues are reported net of expenses. During 2010, 2009 and 2008 foreign exchange revenues were $4.9 million, $11.5 million, and $6.9 million, respectively, under this agreement.

The Bank has loans outstanding to certain executive officers and directors. These loans totaled $1.3 million and $1.2 million at December 31, 2010 and 2009, respectively.

During 2010 and 2009 the Bank held demand deposits on behalf of BMO and its subsidiaries. At December 31, 2010 and 2009, the Bank had $239.1 million $353.1 million of such deposits, respectively. The Bank also held a foreign demand deposit with a BMO affiliate of $2.7 billion as of December 31, 2010 and none at December 31, 2009.

The Bank enters into purchases of securities, primarily U.S. Treasury and Federal agency securities under agreements to resell identical securities with HFC and its subsidiaries. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statements of Condition. Securities purchased under agreement to resell between the Bank and HFC and its subsidiaries totaled $1.2 billion and $144.9 million at December 31, 2010 and 2009, respectively.

The following tables summarize the Bank’s related party transactions for long-term notes (senior and subordinated) and certificates of deposit:

	Interest Expense		Loan Balance
	Year Ended December 31		December 31
	2010	2009	2010	2009	Rate	Reprice
	(In thousands)

Long-term notes — senior/unsecured
Floating rate senior note to BMO subsidiary due June 15, 2010	—	$2,526	—	—
Floating rate senior note to BMO subsidiary due June 13, 2011	3,594	12,096	746,500	746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO branch due August 14, 2012	5,301	8,722	1,100,000	1,100,000	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	9,990	7,092	550,000	550,000	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior/unsecured	$18,885	$30,436	$2,396,500	$2,396,500

Long-term notes — subordinated
Floating rate subordinated note to Bankcorp due December 23, 2012	$48	$424	$—	$28,500	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 30, 2013	57	498	—	34,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due November 26, 2013	41	347	—	24,000	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due February 26, 2014	12	91	—	6,250	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2014	702	1,310	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to Bankcorp due May 31, 2016	728	1,335	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total long-term notes — subordinated	$1,588	$4,005	$200,000	$292,750

Total long-term notes	$20,473	$34,441	$2,596,500	$2,689,250

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	Interest Expense		Certificate of Deposit
	Year Ended December 31		Balance December 31
	2010	2009	2010	2009
	(In thousands)

Certificates of deposit
Certificate of deposit to BMO subsidiary due on March 31, 2009	$—	$4,534	$—	$—	4.30%	Fixed
Certificate of deposit to BMO subsidiary due on May 29, 2009	—	632	—	—	35bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on June 30, 2009	—	484	—	—	35bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on July 31, 2009	—	696	—	—	38bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on August 28, 2009	—	1,281	—	—	38bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on September 28, 2009	—	7,016	—	—	6bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on February 7, 2011	3	17	1,300	1,300	0.18%	Fixed
Certificate of deposit to BMO subsidiary due on October 10, 2010	—	2	—	125	0.25%	Fixed
Certificate of deposit to BMO subsidiary due on January 26, 2011(1)	—	—	250	—	0.14%	Fixed
Certificate of deposit to BMO subsidiary due on January 4, 2011	4	2	3,194	3,121	0.12%	Fixed
Certificate of deposit to BMO subsidiary due on July 29, 2011	12,201	11,804	950,000	950,000	93bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on September 29, 2011	—	9,468	—	—	145bps + 90 day LIBOR	Quarterly

Total certificates of deposit	$12,208	$35,936	$954,744	$954,546

(1)	Includes interest expense less than $1 thousand.

25.	Restructuring Charge

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

Severance-Related
Charges

Balance at December 31, 2008	$862
Restructuring reversals during the year	(702)
(Paid), reversed during the year	(160)

Balance at December 31, 2009	$—

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

26.	Visa Indemnification Charge

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

The initial public offering (IPO) occurred on March 25, 2008 followed by a mandatory partial redemption of Harris’ restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. During the first quarter of 2008, HNA received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statements of Operations since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. Harris’ share of the U.S. litigation escrow account funding was $17 million which was recognized as a reversal to the litigation reserve and as a decrease to noninterest expense.

On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. As a result, HNA recorded an additional reserve for this matter of $7 million (pretax) during the third quarter of 2008 as an increase to noninterest expense.

In October 2010, June 2010, July 2009 and December 2008, HNA recorded decreases to noninterest expense of $4.7 million, $2.8 million, $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of December 31, 2010 and 2009, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $7.2 million and $14.8 million, respectively.

27.	Other Assets

Other securities are recorded in Other Assets on the Bank’s Consolidated Statements of Condition and primarily include Federal Reserve stock, FHLB stock and Community Reinvestment Act (“CRA”) investments. Other securities totaled $334.0 million at December 31, 2010 and $269.2 million at December 31, 2009.

Federal Reserve stock totaled $104.8 million and $70.4 million at year end 2010 and 2009, respectively, and FHLB stock totaled $172.5 million and $155.0 million at year end 2010 and 2009. The Bank is required to own these securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these financial institutions. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, their fair value is considered to be equal to amortized cost unless there is an identified event that may have a significant adverse effect on their fair value. No other-than-temporary impairment was recorded for Federal Reserve stock or FHLB stock during 2010 or 2009.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or prevent the FHLB of Chicago from paying dividends or redeeming stock without prior approval. The FHLB of Chicago paid a dividend in the first quarter of 2011. Based on evaluations of this investment as of December 31, 2010 and 2009, the Bank believes the cost of the investment will be recovered.

HARRIS N.A. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, no FHLB stock was pledged as collateral for FHLB advances.

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

CRA investments and other nonmarketable securities are subject to ongoing impairment reviews. See Note 2 to the Consolidated Financial Statements for additional information on the impairment review applied to all investments, including nonmarketable securities. During 2010, the Bank recorded other-than-temporary impairment of $0.2 million on four CRA investments. During 2009, the Bank recorded other-than-temporary impairment of $1.3 million on 27 CRA investments. During 2008, the Bank recorded other-than-temporary impairment of $4.6 million on six CRA investments. Losses related to declines in the estimated fair value of the investments were recorded in the Consolidated Statements of Operations to other-than-temporary impairment in 2010, 2009 and 2008.

The acquisition of AMCORE from the FDIC includes a loss share agreement with the FDIC. The loss share agreement provides for reimbursement from the FDIC for 80% of losses incurred on covered assets, including loans and OREO, subsequent to acquisition date. At acquisition, acquired loans and OREO of $1.5 billion and $23.0 million, respectively, were subject to the loss share agreement. An indemnification asset estimated at a fair value of $427.5 million was recorded at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. The indemnification asset is included in Other Assets. Subsequent to acquisition date but prior to December 31, 2010, the FDIC indemnification asset was increased by approximately $8.1 million due to an increase in the expected cash flows to be received from the FDIC from those initially expected and was reduced by $75.2 million for losses reimbursed by the FDIC. The balance at December 31, 2010 was $359.9 million.

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

At December 31, 2010, OREO totaled $37.7 million which was net of the valuation allowance of $3.6 million, of which $21.7 million was covered by the FDIC loss share agreement. At December 31, 2009, OREO totaled $10.9 million which was net of the valuation allowance of $0.6 million.

Property held for sale is recorded in other assets at the lower of cost or fair value less estimated selling costs. The carrying value of property held for sale was $4.6 million and $4.9 million at December 31, 2010 and 2009, respectively. All changes in the valuation allowance were recorded directly to noninterest expense during the years ended December 31, 2010 and 2009.

28.	Subsequent Events

The consolidated financial statements have been prepared by management from the books and records of the Bank and audited by independent certified public accountants. The statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through March 31, 2011, the date the consolidated financial statements were issued.