Form 10-Q
period 2011-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2011-05-13
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on May 13, 2011 was 1,180. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31	December 31	March 31
	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with Harris N.A.	$1,294	$525	$662
Securities purchased from Harris N.A. under agreement to resell	12,000	23,500	12,000

Total cash and cash equivalents	$13,294	$24,025	$12,662
Notes receivable from Harris N.A.	3,334	3,369	3,534
Securities available-for-sale, at fair value
Mortgage-backed	494,749	516,911	494,642
U.S. Treasury Bills	79,999	40,000	74,991
Other assets	1,625	1,781	1,786

Total assets	$593,001	$586,086	$587,615

Liabilities and Stockholders’ Equity
Accrued expenses	$102	$114	$159
Accrued taxes payable and deferred tax liabilities	1,643	1,144	1,601
Payable for security purchased	9,736	—	—

Total liabilities	$11,481	$1,258	$1,760

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Earnings in excess of (less than) distributions	2,112	(255)	(431)
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities	8,674	14,349	15,552

Total stockholders’ equity	$581,520	$584,828	$585,855

Total liabilities and stockholders’ equity	$593,001	$586,086	$587,615

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Interest income:
Securities purchased from Harris N.A. under agreement to resell	$22	$11
Notes receivable from Harris N.A.	53	57
Securities available-for-sale:
Mortgage-backed	4,670	5,281
U.S. Treasury Bills	1	1

Total interest income	$4,746	$5,350
Noninterest income:
Gain on sale of securities	$3,115	$—

Total income	$7,861	$5,350

Operating expenses:
Loan servicing fees paid to Harris N.A.	$3	$3
Advisory fees paid to Harris N.A.	31	62
General and administrative	121	130

Total operating expenses	$155	$195

Income before income taxes	$7,706	$5,155
Applicable state income taxes	732	376

Net Income	$6,974	$4,779
Preferred stock dividends	4,609	4,609

Net income available to common stockholder	$2,365	$170

Basic and diluted earnings per common share	$2,004	$144

Net income	$6,974	$4,779
Other comprehensive income:
Available-for-sale securities:
Unrealized holding (losses)/gains arising during the period, net of deferred state taxes	(8,492)	3,195
Less reclassification adjustment for realized gains included in net income	2,819	—

Comprehensive income	$1,301	$7,974

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
	(in thousands)

Balance at January 1	$584,828	$582,490
Net income	6,974	4,779
Other comprehensive income	(5,673)	3,195
Dividends (preferred stock $0.46094 per share)	(4,609)	(4,609)

Balance at March 31	$581,520	$585,855

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Operating Activities:
Net income	$6,974	$4,779
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(3,115)	—
Decrease in other assets	156	99
Decrease in accrued expenses	(12)	42
Increase in accrued taxes payable and deferred taxes	499	382
Increase in payable for security purchased	9,736	—

Net cash provided by operating activities	$14,238	$5,302

Investing Activities:
Repayments of notes receivable from Harris N.A.	$35	$50
Purchases of securities available-for-sale	(138,567)	(82,617)
Proceeds from maturities/redemptions of securities available-for-sale	78,492	71,620
Proceeds from sales of securities available-for-sale	39,680	—

Net cash used in investing activities	$(20,360)	$(10,947)

Financing Activities:
Cash dividends paid on preferred stock	$(4,609)	$(4,609)

Net cash used in financing activities	$(4,609)	$(4,609)

Net decrease in cash and cash equivalents with Harris N.A.	$(10,731)	$(10,254)
Cash and cash equivalents with Harris N.A. at beginning of period	24,025	22,916

Cash and cash equivalents with Harris N.A. at end of period	$13,294	$12,662

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2010 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at March 31, 2011.

3.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$485,165	$11,960	$2,376	$494,749
U.S. Treasury Bills	79,999	—	—	79,999

Total Securities	$565,164	$11,960	$2,376	$574,748

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$501,435	$17,439	$1,963	$516,911
U.S. Treasury Bills	40,000	—	—	40,000

Total Securities	$541,435	$17,439	$1,963	$556,911

HARRIS PREFERRED CAPITAL CORPORATION

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$477,857	$16,843	$58	$494,642
U.S. Treasury Bills	74,999	—	8	74,991

Total Securities	$552,856	$16,843	$66	$569,633

The Company classifies all securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At March 31, 2011, net unrealized gains on available-for-sale securities were $9.6 million compared to $15.5 million of net unrealized gains on December 31, 2010 and $16.8 million of net unrealized gains at March 31, 2010.

In making a determination of temporary vs. other-than-temporary impairment of an investment, a major consideration of management is whether the Company will be able to collect all amounts due according to the contractual terms of the investment. Such a determination involves estimation of the outcome of future events as well as knowledge and experience about past and current events. Factors considered include the following: whether the fair value is significantly below cost and whether the decline is attributable to specific adverse conditions in an industry or geographic area; the period of time the decline in fair value has existed; if an outside rating agency has downgraded the investment; if dividends have been reduced or eliminated; if scheduled interest payments have not been made and finally, whether the financial condition of the issuer has deteriorated. In addition, it may be necessary for the Company to demonstrate its ability and intent to hold a debt security to maturity.

The following tables summarize residential mortgage-backed and U.S. Treasury bills with unrealized losses, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed and U.S. Treasury bills that have been in a continuous unrealized loss position for less than 12 months and those that have been in an unrealized loss position. As of March 31, 2011, December 31, 2010 and March 31, 2010 there were no securities that were in a loss position for 12 or more months. Management believes that all of the unrealized losses, caused by interest rate increases on investments in mortgage-backed securities and U.S. Treasury bills, are temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There was a $2.8 million and a $302 thousand reclassification adjustment for realized securities gains to other comprehensive income for the period ended March 31, 2011 and for the year ended December 31, 2010, respectively. There were no reclassification adjustments to other comprehensive income during the period ended March 31, 2010.

	March 31, 2011
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Residential mortgage-backed	$129,124	$2,376	$—	$—	$129,124	$2,376

Total	$129,124	$2,376	$—	$—	$129,124	$2,376

HARRIS PREFERRED CAPITAL CORPORATION

	December 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
			(in thousands)

Residential mortgage-backed	$79,133	$1,963	$—	$—	$79,133	$1,963

Total	$79,133	$1,963	$—	$—	$79,133	$1,963

	March 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
			(In thousands)

Residential mortgage-backed	$11,540	$58	$—	$—	$11,540	$58
U.S. Treasury Bills	74,991	8	—	—	74,991	8

Total	$86,531	$66	$—	$—	$86,531	$66

The amortized cost and estimated fair value of total available-for-sale securities as of March 31, 2011, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized	Fair
	Cost	Value
	(in thousands)

Maturities:
Within 1 year	$84,970	$84,999
1 to 5 years	11,345	11,700
5 to 10 years	105,237	111,718
Over 10 years	363,612	366,331

Total	$565,164	$574,748

4.	Fair Value Measurements

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

HARRIS PREFERRED CAPITAL CORPORATION

benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data.

The valuations of assets that are measured at fair value on a recurring basis at March 31, 2011, December 31, 2010 and March 31, 2010 are presented in the following table.

.

	Fair Value	Fair Value Measurements Using
	March 31, 2011	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$494,749	$—	$494,749	$—
U.S. Treasury	79,999	79,999	—	—

	$574,748	$79,999	$494,749	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$516,911	$—	$516,911	$—
U.S. Treasury	40,000	40,000	—	—

	$556,911	$40,000	$516,911	$—

	Fair Value	Fair Value Measurements Using
	March 31, 2010	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$494,642	$—	$494,642	$—
U.S. Treasury	74,991	74,991	—	—

	$569,633	$74,991	$494,642	$—

5.	Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Company’s fair values are based on quoted market prices when available. For financial instruments not actively traded, such as Notes receivable from Harris N.A., fair values have been estimated using various valuation methods and assumptions. The fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in an actual transaction. The fair value estimation methodologies employed by the Company were as follows:

Fair value was assumed to equal carrying value for cash on deposit with the Bank, securities purchased from Harris N.A. under agreement to resell and accrued interest receivable which is included in other assets, due to their short term nature.

The fair value of notes receivable from Harris N.A. was estimated using a discounted cash flow calculation utilizing current market rates offered by Harris N.A. as the discount rates.

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 3 and 4 to the Consolidated Financial Statements.

HARRIS PREFERRED CAPITAL CORPORATION

The estimated fair values of the Company’s financial instruments at March 31, 2011, December 31, 2010 and March 31, 2010 are presented in the following table.

	March 31, 2011		December 31, 2010		March 31, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	(in thousands)		(in thousands)		(in thousands)

Assets
Cash on deposit with Harris N.A.	$1,294	$1,294	$525	$525	$662	$662
Securities purchased from Harris N.A. under agreement to resell	12,000	12,000	23,500	23,500	12,000	12,000
Notes receivable from Harris N.A.	3,334	4,555	3,369	4,758	3,534	4,743
Securities available-for-sale	574,748	574,748	556,911	556,911	569,633	569,633
Other assets	1,625	1,625	1,781	1,781	1,786	1,786

Total on-balance-sheet financial assets	$593,001	$594,222	$586,086	$587,475	$587,615	$588,824

6.	Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in mortgage assets. Accordingly, the Company operates in only one segment. The company has no external customers and transacts most of its business with the Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in the Company’s 2010 Form 10-K and in the “Risk Factors” section included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

Results of Operations

First Quarter 2011 Compared with First Quarter 2010

The Company’s net income for the first quarter of 2011 was $7.0 million, compared to $4.8 million from the first quarter of 2010.

Interest income on securities purchased from Harris N.A. under agreement to resell for the first quarter of 2011 was $22 thousand, on an average balance of $65 million, with an annualized yield of 0.13%. During the same period in 2010, the interest income on securities purchased from Harris N.A. under agreement to resell was $11 thousand, on an average balance of $60 million, with an annualized yield of 0.08%. The Federal Fund rate at March 31, 2011 was .10% compared to the Federal Fund rate at March 31, 2010 of .16%. First quarter 2011 interest income on the Notes totaled $53 thousand

HARRIS PREFERRED CAPITAL CORPORATION

and yielded 6.4% on $3.3 million of average principal outstanding for the quarter compared to $57 thousand and a 6.4% yield on $3.5 million average principal outstanding for first quarter 2010. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. At March 31, 2011 and 2010, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $4.7 million resulting in a yield of 3.78% on an average balance of $494 million, compared to $5.3 million with a yield of 4.25% on an average balance of $498 million for the same period a year ago. Virtually all income in the current quarter was attributable to the residential mortgage-backed security portfolio.

Gains from investment securities sales were $3.1 million in the quarter ended March 31, 2011. There were no investment securities sales in the first quarter a year ago.

There were no Company borrowings during first quarter 2011 or 2010.

First quarter 2011 operating expenses totaled $155 thousand, a decrease of $40 thousand or 21% from the first quarter of 2010. General and administrative expenses totaled $121 thousand, a decrease of $9 thousand over the same period in 2010, primarily due to decreases in processing costs. Advisory fees for the first quarter 2011 were $31 thousand compared to $62 thousand a year earlier, primarily due to timing of certain production costs. There was an increase in tax expense of $356 thousand over the same period in 2010 due to an increase in the Illinois statutory tax rate from 7.3% in 2010 to 9.5% in 2011.

On March 30, 2011, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2011 as declared on March 2, 2011. On March 30, 2010, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2010 as declared on March 3, 2010.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. Prior approval from the OCC was received for the most recent dividend declaration in March 2011. With respect to any dividends on the Preferred Shares that may be declared by the Company’s Board of Directors in the second quarter ended June 30, 2011, the Company has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC for subsequent quarters of 2011. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained.

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

HARRIS PREFERRED CAPITAL CORPORATION

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

The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed and U.S. treasury securities (including potential gains from sales of securities) will provide adequate liquidity for its operating, investing and financing needs including the capacity to continue preferred dividend payments on an uninterrupted basis.

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $14.2 million provided from operations during the three months ended March 31, 2011, were $118.2 million from the maturities and sales of securities available-for-sale. In the prior period ended March 31, 2010, the primary sources of funds other than $5.3 million from operations were $71.6 million from the maturities of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2011 were $138.6 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. For the prior year’s quarter ended March 31, 2010, the primary uses of funds were $82.6 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2010.

Tax Matters

As of March 31, 2011, the Company believes that it is in full compliance with the REIT federal tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of Harris N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 9.5%, effective January 1, 2011. The prior year’s rate was 7.3%. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. For the first quarter of 2011, $732,000 of Illinois income tax was recorded compared to $376,000 in the first quarter 2010.

Financial Statements of Harris N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

HARRIS N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

First Quarter 2011 Compared with First Quarter 2010

Summary

For the first quarter 2011, Harris N.A. and subsidiaries (the “Bank”) reported a net loss available for common stockholder of $27.0 million, a decrease of $35.6 million from first quarter 2010 earnings of $8.6 million, reflecting higher expenses and lower revenue which were partially offset by a decline in the provision for loan losses. Results for 2011 include the impact associated with the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (“FDIC”) on April 23, 2010.

Net interest income was $203.9 million in the current quarter, down $10.1 million or 4.7 percent from a year ago, largely due to lower earnings on loans and securities available-for-sale, partially offset by a reduction in the cost of borrowings and the additional net interest income associated with the acquisition of AMCORE. Average earning assets increased to $44.4 billion in the first quarter of 2011 from $38.4 billion in 2010. This primarily reflects an increase in interest bearing deposits placed at the Federal Reserve Bank ($6.5 billion) partially offset by a decrease in loan balances ($0.6 billion). The impact on interest income from the $6.0 billion increase in the level of earning assets was more than offset by a 40 basis point decline in the net interest margin to 1.91 percent from 2.31 percent in the first quarter of 2010. The lower margin reflects reduced yield on loans and a lower rate of return on securities available-for-sale as well as the increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank, partially offset by reduced interest costs on deposits.

Provision for loan losses for the first quarter 2011 was $67.5 million, a decrease of $24.2 million or 26.4 percent from $91.7 million in the first quarter 2010, mainly attributable to a decrease in net charge-offs as well as a reduction of $10 million in consumer general reserves. Net loan charge-offs during the quarter were $66.2 million compared to $79.6 million in the same period last year. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the first quarter 2011 was $132.3 million, a decrease of $17.1 million or 11.5 percent from a year ago driven by lower trading revenue ($10.6 million), amortization of the indemnification asset ($7.7 million), charge card income ($3.1 million) and service charges and fees ($2.7 million) partially offset by higher net gains on loans held for sale ($4.5 million) and trust fees ($3.6 million).

First quarter 2011 noninterest expenses were $317.6 million, up $54.9 million or 20.9 percent from the first quarter 2010. Approximately half of the increase is due to costs associated with AMCORE ($17.6 million — of which $1.5 million is related to integration activities) and provision for off-balance sheet credit losses ($10.7 million). Salaries and employee benefits increased $16.9 million and professional fees increased by $5.7 million. The income tax benefit increased $22.3 million from the first quarter of 2010 primarily due to lower pre-tax income between periods. The tax benefit recorded a year ago exceeded pre-tax earnings primarily due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at March 31, 2011 totaled $951 million or 4.38 percent of total loans, up from $896 million or 4.00 percent of total loans at December 31, 2010 and $609 million or 2.75 percent a year earlier, primarily attributable to higher non-performing commercial loans. At March 31, 2011, the allowance for loan losses was $716.5 million, equal to 3.30 percent of loans outstanding compared to $706.1 million or 3.16 percent of loans outstanding and $693.7 million or 3.14 percent of loans outstanding at December 31, 2010 and March 31, 2010, respectively. Coverage of nonperforming loans by the allowance for loan losses decreased from 114 percent at March 31, 2010 to 75 percent at March 31, 2011, largely due to higher non-performing loan levels. At December 31, 2010, the ratio was 79 percent. Ratios reflect the sale of non-performing loans totaling $273.5 million to psps Holdings, LLC (“psps”), a subsidiary of Harris Financial Corp., in the second quarter of 2010. No sales of loans to psps were made in 2011.

At March 31, 2011 consolidated stockholder’s equity amounted to $5.2 billion, essentially unchanged from December 31, 2010. Return (loss) on equity was (2.21) percent in the current quarter, compared to 0.88 percent in last year’s first quarter. Return (loss) on assets was (0.22) percent compared to 0.08 percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At March 31, 2011 Tier 1 capital of the Bank amounted to $4.3 billion, up $0.6 billion from a year ago, while risk-weighted assets declined by $2.4 billion to $26.8 billion. The Bank’s March 31, 2011 Tier 1 and total risk-based capital ratios were 15.99 percent and 17.91 percent compared to respective ratios of 15.98 percent and 17.87 percent at December 31, 2010 and 12.56 percent and 14.48 percent at March 31, 2010. The regulatory Tier 1 leverage capital ratio was 9.00 percent for the first quarter of 2011 compared to 9.64 percent at year-end 2010 and 8.89 percent a year ago. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	March 31	December 31	March 31
	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
	(In thousands except share data)

ASSETS
Cash and demand balances due from banks	$686,207	$734,907	$698,079
Money market assets:
Interest-bearing deposits at banks ($15.1 billion, $14.1 billion and $9.9 billion held at Federal Reserve Bank at March 31, 2011, December 31, 2010 and March 31, 2010, respectively)	15,853,196	15,014,090	10,469,146
Federal funds sold and securities purchased under agreement to resell	1,716,650	1,255,313	350,293

Total cash and cash equivalents	$18,256,053	$17,004,310	$11,517,518
Securities available-for-sale at fair value	5,769,087	5,674,981	5,127,868
Trading account assets and derivative instruments	383,949	1,161,940	1,367,868
Loans, net of unearned income	21,736,418	22,372,665	22,104,790
Allowance for loan losses	(716,534)	(706,101)	(693,686)

Net loans	$21,019,884	$21,666,564	$21,411,104
Loans held for sale	9,266	29,915	30,736
Premises and equipment, net	543,339	547,567	523,208
Bank-owned insurance	1,382,144	1,373,099	1,348,093
Goodwill and other intangible assets, net	886,780	894,074	807,132
Other assets	1,635,970	1,673,910	1,262,265

Total assets	$49,886,472	$50,026,360	$43,395,792

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$8,975,717	$9,204,496	$9,590,125
— interest-bearing (includes $1.6 billion, $1.3 billion and $0.9 billion measured at fair value at March 31, 2011, December 31, 2010 and March 31, 2010, repectively)	23,854,936	23,021,378	19,559,425
Deposits in foreign offices — noninterest-bearing	2,424,265	2,718,059	—
— interest-bearing	1,656,059	1,518,884	1,384,778

Total deposits	$36,910,977	$36,462,817	$30,534,328
Federal funds purchased	226,950	194,251	227,184
Securities sold under agreement to repurchase	442,509	864,918	2,176,265
Short-term borrowings	1,274,417	1,427,794	384,921
Accrued interest, taxes and other	166,087	197,434	145,168
Accrued pension and post-retirement	28,332	26,753	23,777
Other liabilities	647,806	648,413	578,241
Long-term notes — senior/unsecured	2,396,500	2,396,500	2,396,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	200,000	200,000	200,000

Total liabilities	$44,668,578	$44,793,880	$39,041,384

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 19,989,512 shares at March 31, 2011 and December 31, 2010 and 17,767,512 at March 31, 2010	$199,895	$199,895	$177,675
Surplus	3,297,515	3,297,290	2,413,757
Retained earnings	1,594,851	1,621,829	1,630,329
Accumulated other comprehensive loss	(124,367)	(136,534)	(117,353)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$4,967,894	$4,982,480	$4,104,408
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000	250,000

Total stockholder’s equity	$5,217,894	$5,232,480	$4,354,408

Total liabilities and stockholder’s equity	$49,886,472	$50,026,360	$43,395,792

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
	(In thousands)

Interest Income
Loans	$240,008	$255,058
Money market assets:
Deposits at banks	9,964	5,784
Federal funds sold and securities purchased under agreements to resell	143	62
Trading account assets	1,652	2,950
Securities available-for-sale:
U.S. Treasury and federal agency	10,174	15,998
State and municipal	11,684	12,421
Other	2,642	1,468

Total interest income	$276,267	$293,741

Interest Expense
Deposits	$41,474	$42,769
Short-term borrowings	951	1,752
Long-term notes — senior/unsecured	23,143	22,479
Long-term notes — senior/secured	6,431	12,240
Long-term notes — subordinated	331	467

Total interest expense	$72,330	$79,707

Net Interest Income	$203,937	$214,034
Provision for loan losses	67,545	91,727

Net Interest Income after Provision for Loan Losses	$136,392	$122,307

Noninterest Income
Trust and investment management fees	$24,144	$20,562
Net money market and bond trading income, including derivative activity	5,108	13,857
Foreign exchange trading gains, net	1,099	2,913
Service charges and fees	44,234	46,910
Charge card income	26,186	29,294
Equity securities gains, net	1,502	2,175
Net securities gains, other than trading	4,314	1,674
Other-than-temporary impairment of securities	(505)	(21)
Bank-owned insurance	10,693	11,900
Letter of credit fees	4,993	5,386
Net gains on loans held for sale	8,594	4,095
Other	1,952	10,700

Total noninterest income	$132,314	$149,445

Noninterest Expenses
Salaries and other compensation	$107,536	$94,010
Pension and other employee benefits	36,844	29,739
Net occupancy	26,204	24,969
Equipment	17,360	20,048
Marketing	14,914	11,891
Communication and delivery	9,062	7,372
Professional fees	28,130	21,126
Outside information processing, database and network fees	12,820	8,505
FDIC insurance	11,508	11,234
Intercompany services, net	(2,268)	(2,948)
Visa indemnification reversal	(2,200)	—
Charge card expense	6,362	7,305
Provision for off-balance sheet credit losses	10,796	85
Amortization of intangibles	7,445	5,688
Other	33,059	23,668

Total noninterest expenses	$317,572	$262,692

(Loss) income before income tax benefit	$(48,866)	$9,060
Applicable income tax benefit	(26,497)	(4,159)

Net (loss) income	$(22,369)	$13,219
Less: noncontrolling interest — dividends on preferred stock of subsidiary	4,609	4,609

Net (Loss) Income Available for Common Stockholder	$(26,978)	$8,610

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
	(In thousands)

Net (loss) income	$(22,369)	$13,219
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $5,488 in 2011 and ($10,213) in 2010	10,192	(18,966)
Reclassification adjustment for realized loss included in net (loss) income, net of tax benefit of $546 in 2011 and $390 in 2010	1,014	723
Pension and postretirement medical benefit plans:
Net gain and net prior service cost, net of tax expense of $0 in 2011 and $1,318 in 2010	—	4,893
Amortization included in net periodic benefit cost, net of tax benefit of $1,310 in 2011 and $663 in 2010	2,434	1,231
Securities available-for-sale:
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $2,524 in 2011 and ($4,904) in 2010	1,866	(6,362)
Reclassification adjustment for realized gains included in net (loss) income, net of tax expense of $470 in 2011 and $586 in 2010	(3,339)	(1,088)

Other comprehensive income (loss)	$12,167	$(19,569)

Comprehensive loss	$(10,202)	$(6,350)
Comprehensive income related to noncontrolling interest	4,609	4,609

Comprehensive loss available for common stockholder	$(14,811)	$(10,959)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated	Noncontrolling
				Other	Interest —	Total
	Common		Retained	Comprehensive	Preferred Stock	Stockholder’s
	Stock	Surplus	Earnings	Loss	of Subsidiary	Equity
	(In thousands)

Balance at December 31, 2010	$199,895	$3,297,290	$1,621,829	$(136,534)	$250,000	$5,232,480
Stock option exercise	—	225	—	—	—	225
Net (loss) income	—	—	(26,978)	—	4,609	(22,369)
Dividends — preferred stock of subsidiary	—	—	—	—	(4,609)	(4,609)
Other comprehensive income	—	—	—	12,167	—	12,167

Balance at March 31, 2011	$199,895	$3,297,515	$1,594,851	$(124,367)	$250,000	$5,217,894

Balance at December 31, 2009	$175,345	$2,322,917	$1,621,719	$(97,784)	$250,000	$4,272,197
Stock option exercise	—	170	—	—	—	170
Net income	—	—	8,610	—	4,609	13,219
Dividends — preferred stock of subsidiary	—	—	—	—	(4,609)	(4,609)
Other comprehensive loss	—	—	—	(19,569)	—	(19,569)
Issuance of common stock and contribution to capital surplus	2,330	90,670	—	—	—	93,000

Balance at March 31, 2010	$177,675	$2,413,757	$1,630,329	$(117,353)	$250,000	$4,354,408

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31
	2011	2010
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(22,369)	$13,219
Less: noncontrolling interest — dividends on preferred stock of subsidiary	4,609	4,609

Net (loss) income available for common stockholder	$(26,978)	$8,610
Adjustments to determine net cash flows provided by (used in) operating activities:
Provision for loan losses	67,545	91,727
Depreciation and amortization, including intangibles	31,583	25,907
Deferred tax (benefit) expense	(12,762)	63,340
Tax expense from stock options exercise	79	59
Other-than-temporary impairment on securities	505	21
Net gains on securities, other than trading	(4,314)	(1,674)
Net equity investment gains	(1,502)	(2,175)
Increase in bank-owned insurance	(9,045)	(8,436)
Net decrease (increase) in trading securities	774,507	(21,374)
(Increase) decrease in accrued interest receivable	(3,568)	2,015
Decrease (increase) in prepaid expenses	11,559	(97,129)
Decrease in accrued interest payable	(1,468)	(4,437)
Net decrease (increase) in accrued tax receivable	30,861	(65,210)
Decrease in other accrued expenses	(66,674)	(51,373)
Net change in pension and post retirement benefits	5,323	(26,511)
Origination of loans held for sale	(259,247)	(198,396)
Proceeds from sale of loans held for sale	288,490	201,729
Net gains on loans held for sale	(8,594)	(4,095)
Net gains on sale of premises and equipment	(101)	(782)
Net (decrease) increase in marked to market hedging derivatives	(17,055)	23,076
Visa indemnification reversal	(2,200)	—
Other, net	89,394	(16,249)

Net cash provided by (used in) operating activities	$886,338	$(81,357)

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$56,603	$338,525
Proceeds from maturities of securities available-for-sale	1,239,288	1,414,986
Purchases of securities available-for-sale	(1,392,109)	(1,000,715)
Net decrease in loans	573,176	992,104
Net proceeds from FDIC loss sharing agreement	204	—
Purchases of premises and equipment	(13,598)	(16,690)
Proceeds from sales of premises and equipment	1,231	1,670

Net cash provided by investing activities	$464,795	$1,729,880

Cash flows from Financing Activities:
Net increase in deposits	$117,288	$76,285
Net increase in deposits measured at fair value	330,872	162,802
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(389,710)	(345,140)
Net decrease in other short-term borrowings	(153,377)	(332,129)
Repayment of long-term notes — subordinated	—	(92,750)
Net proceeds from stock options exercise	225	170
Excess tax expense from stock options exercise	(79)	(59)
Capital contributions from parent	—	93,000
Cash dividends paid on preferred stock	(4,609)	(4,609)

Net cash used in financing activities	$(99,390)	$(442,430)

Net increase in cash and cash equivalents	$1,251,743	$1,206,093
Cash and cash equivalents at January 1	17,004,310	10,311,425

Cash and cash equivalents at March 31	$18,256,053	$11,517,518

The accompanying notes to consolidated financial statements are an integral part of these statements.

HARRIS N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

On December 17, 2010, BMO announced it had reached a definitive agreement to purchase Marshall & Ilsley Corporation (“M&I”) in a common stock for common stock transaction. The purchase price will depend on the number of M&I common shares outstanding at the closing date and is estimated at $4.1 billion. BMO intends that M&I will ultimately merge with and into HFC immediately upon acquisition. At the time of acquisition, it is anticipated that the commercial banking operations of M&I will be merged with those of the Bank. Subject to regulatory approval and M&I shareholders’ vote, the acquisition is expected to close prior to July 31, 2011. At March 31, 2011, M&I’s assets and deposits totaled $49.6 billion and $37.4 billion, respectively. This acquisition would substantially increase the Bank’s assets, geographic presence, scope of operations and customer base.

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

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the three months ended March 31 totaled $73.4 million and $84.1 million in 2011 and 2010, respectively. Cash income tax refunds received for the three months ended March 31, 2011 and 2010 totaled $3.6 million and $915 thousand, respectively.

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

In March 2011, October 2010, June 2010, July 2009 and December 2008, HNA recorded decreases to noninterest expense of $2.2 million, $4.7 million, $2.8 million, $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of March 31, 2011, December 31, 2010 and March 31, 2010, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $5.1 million, $7.2 million and $14.8 million, respectively.

5.	Health Care Legislation

In March 2010, new health care legislation (The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act) was enacted that changed the tax treatment of the subsidy associated with

HARRIS N.A. AND SUBSIDIARIES

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

6.	Noncontrolling Interests

ASC Topic 810-10-65 requires noncontrolling interests held by parties other than the parent to be reported as equity in the consolidated financial statements. The Bank has one subsidiary that is less than wholly-owned and the noncontrolling interest in the preferred stock of the subsidiary is held by third parties. The noncontrolling interest in the preferred stock of the subsidiary is presented as a component of stockholder’s equity in the Consolidated Statements of Condition. Net income attributable to the noncontrolling interest is separately presented in the Consolidated Statements of Operations, outside of net (loss) income.

7.	FDIC Special Assessment

In 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) voted to levy a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The rule establishes a special assessment of five basis points on each FDIC — insured depository institution’s assets, less its Tier 1 capital, as of June 30, 2009. The Bank accrued and paid this initial assessment in 2009. On December 30, 2009 the FDIC required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. The Bank made a payment of $114 million which was recorded as prepaid expense within other assets. As the Bank is charged monthly for FDIC insurance, the Bank will decrease the prepaid expense and charge FDIC insurance expense until the prepaid amount is exhausted. The prepaid balance for FDIC insurance was $57.7 million and $68.3 million at March 31, 2011 and December 31, 2010, respectively. Any prepaid amounts unused at June 30, 2013 will be returned to the Bank.

8.	Other-than-temporary impairment

During the three months ended March 31, 2011, the Bank recorded other-than-temporary impairment of $0.5 million on auction rate securities. During the three months ended March 31, 2010, the Bank recorded other-than-temporary impairment of $1.1 million on CRA investments. The entire amount of the impairment was related to credit deterioration. Losses related to declines in the estimated fair value of the investments were recorded in the Consolidated Statements of Operations to other-than-temporary impairment of securities.

9.	Recent accounting standards

The Bank adopted Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures About Fair Value Measurements”, as of January 1, 2010. The standard amends ASC 820-10 to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements. The adoption of the standard had no impact on the Bank’s financial position or results of operations. The standard also requires new disclosures about the roll forward of activity in Level 3 fair value measurements which will be effective for the Bank for the annual reporting period ending December 31, 2011.

The FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, in July 2010. This ASU amended ASC 310-10-50, “Receivables — Overall — Disclosure”, in order to expand the requirements for separate reporting and disclosure of allowances for credit

HARRIS N.A. AND SUBSIDIARIES

losses and the policies for managing credit exposures. The standard requires companies to significantly increase disclosures about the credit quality of financing receivables and the credit reserves held against them. The additional disclosures include aging of past due receivables, credit quality information such as credit risk scores or external credit agency ratings and the modification of financing receivables. Further disaggregation of information by certain classification of the total portfolio will also be required. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The disclosures will be effective for the Bank for the annual reporting period ending December 31, 2011. The Bank does not expect the adoption of this standard to impact its financial position or results of operations.

The FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, in April 2011. The standard clarifies the existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The amendments will be effective for the Bank for the annual reporting period ending December 31, 2012. The Bank does not expect the adoption of this standard to materially impact its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 6.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	Apr. 1, 2011 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2011	2012	2013	2014	2015	Thereafter	Total	March 31, 2011

Residential mortgage-backed
Amortized cost	$4,972	$—	$6,282	$3,550	$1,513	$468,848	$485,165	$494,749
Average Yield	4.00%	—	4.00%	4.00%	4.00%	4.02%	4.02%
U.S. Treasury Bills
Amortized cost	$79,999	$—	$—	$—	$—	$—	$79,999	$79,999
Average Yield	0.01%						0.01%

At March 31, 2011, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2011. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

31.1  Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2  Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May 2011.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer