Form 10-Q
period 2011-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2011-08-15
CIK 1046788

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
  Yes ☐     No ☑

The number of shares of Common Stock, $1.00 par value, outstanding on August 15, 2011 was 1,180. No common equity is held by nonaffiliates.

HARRIS PREFERRED CAPITAL CORPORATION

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Consolidated Balance Sheets	2
	Consolidated Statements of Income and Comprehensive Income	3
	Consolidated Statements of Changes in Stockholders’ Equity	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4T.	Controls and Procedures	27
PART II	OTHER INFORMATION
Item 6.	Exhibits	28
Signatures		29
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,	June 30,
	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)

Assets
Cash on deposit with BMO Harris Bank N.A.	$1,217	$525	$829
Securities purchased from BMO Harris Bank N.A. under agreement to resell	22,500	23,500	12,500

Total cash and cash equivalents	$23,717	$24,025	$13,329
Notes receivable from BMO Harris Bank N.A.	3,184	3,369	3,459
Securities available-for-sale, at fair value
Mortgage-backed	488,752	516,911	515,492
U.S. Treasury Bills	70,000	40,000	59,998
Other assets	1,694	1,781	1,808

Total assets	$587,347	$586,086	$594,086

Liabilities and Stockholders’ Equity
Accrued expenses	$49	$114	$111
Accrued taxes payable and deferred tax liabilities	1,148	1,144	1,720

Total liabilities	$1,197	$1,258	$1,831

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Earnings in excess of (less than) distributions	1,516	(255)	(320)
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities	13,900	14,349	21,841

Total stockholders’ equity	$586,150	$584,828	$592,255

Total liabilities and stockholders’ equity	$587,347	$586,086	$594,086

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Interest income:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	$10	$27	$32	$38
Notes receivable from BMO Harris Bank N.A.	51	56	104	113
Securities available-for-sale:
Mortgage-backed	4,531	5,126	9,201	10,407
U.S. Treasury Bills	1	2	2	3

Total interest income	$4,593	$5,211	$9,339	$10,561

Noninterest income:
(Loss) gain on sale of securities	$(44)	$—	$3,071	$—

Total income	$4,549	$5,211	$12,410	$10,561

Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	$2	$3	$5	$6
Advisory fees paid to BMO Harris Bank N.A.	37	39	68	102
General and administrative	74	77	195	207

Total operating expenses	$113	$119	$268	$315

Income before income taxes	$4,436	$5,092	$12,142	$10,246
Applicable state income taxes	421	371	1,153	747

Net Income	$4,015	$4,721	$10,989	$9,499
Preferred stock dividends	4,609	4,609	9,218	9,218

Net (loss) income available to common stockholder	$(594)	$112	$1,771	$281

Basic and diluted (loss) earnings per common share	$(504)	$94	$1,501	$237

Net income	$4,015	$4,721	$10,989	$9,499
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains/(losses) arising during the period, net of deferred state taxes	5,264	6,289	(3,228)	9,484
Less reclassification adjustment for realized (losses) gains included in net income	(40)	—	2,779	—

Comprehensive income	$9,239	$11,010	$10,540	$18,983

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Six Months Ended
	June 30
	2011	2010
	(in thousands)

Balance at January 1	$584,828	$582,490
Net income	10,989	9,499
Other comprehensive (loss) income	(449)	9,484
Dividends (preferred stock $0.46094 per share)	(9,218)	(9,218)

Balance at June 30	$586,150	$592,255

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(in thousands)

Operating Activities:
Net income	$10,989	$9,499
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(3,071)	—
Decrease in other assets	87	75
Decrease in accrued expenses	(65)	—
Increase in accrued taxes payable and deferred taxes	4	—

Net cash provided by operating activities	$7,944	$9,574

Investing Activities:
Repayments of notes receivable from BMO Harris Bank N.A.	$185	$125
Purchases of securities available-for-sale	(224,838)	(189,499)
Proceeds from maturities/redemptions of securities available-for-sale	186,171	179,431
Proceeds from sales of securities available-for-sale	39,448	—

Net cash provided by (used in) investing activities	$966	$(9,943)

Financing Activities:
Cash dividends paid on preferred stock	$(9,218)	$(9,218)

Net cash used in financing activities	$(9,218)	$(9,218)

Net decrease in cash and cash equivalents with BMO Harris Bank N.A.	$(308)	$(9,587)
Cash and cash equivalents with BMO Harris Bank N.A. at beginning of period	24,025	22,916

Cash and cash equivalents with BMO Harris Bank N.A. at end of period	$23,717	$13,329

The accompanying notes are an integral part of these financial statements.

HARRIS PREFERRED CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Harris Preferred Capital Corporation (the “Company”) is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of a limited recourse note or notes (the “Notes”) issued by BMO Harris Bank N.A., formerly known as Harris N.A. (the “Bank”) secured by real estate mortgage assets (the “Securing Mortgage Loans”) and other obligations secured by real property, as well as certain other qualifying REIT assets, primarily U.S. treasury securities and securities collateralized with real estate mortgages. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. Harris Capital Holdings, Inc., owns 100% of the Company’s common stock. The Bank owns all common stock outstanding issued by Harris Capital Holdings, Inc.

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

Recent Accounting Pronouncements

The FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, in April 2011. The standard clarifies the existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The amendments will be effective for the Company for the quarterly reporting period ending September 30, 2011. The Company does not expect the adoption of this standard to materially impact its financial position or results of operations.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” in April 2011. The ASU removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to new transactions or modifications of existing transactions that occur on or after the effective date. Repurchase transactions entered into by the Company are accounted for as secured borrowings; therefore, the adoption of this ASU, effective January 1, 2012, is not expected to have an impact on the Company’s consolidated financial position or results of operations.

The FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” in May 2011. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and are effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU

HARRIS PREFERRED CAPITAL CORPORATION

by the Company, effective January 1, 2012, will result in additional fair value measurement disclosures, but is not expected to have a material impact on the consolidated financial position or results of operations.

The FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” in June 2011. The ASU addresses the presentation of comprehensive income and provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions of this ASU, which are effective for the first interim or annual period beginning on or after December 15, 2011, do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the presentation of the tax effects on other comprehensive income or how earnings per share is calculated or presented. Since this ASU addresses financial statement presentation only, its adoption, effective January 1, 2012 will not impact the Company’s consolidated financial position or results of operations.

2.	Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at June 30, 2011.

3.	Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$473,394	$16,325	$967	$488,752
U.S. Treasury Bills	70,000	—	—	70,000

Total Securities	$543,394	$16,325	$967	$558,752

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$501,435	$17,439	$1,963	$516,911
U.S. Treasury Bills	40,000	—	—	40,000

Total Securities	$541,435	$17,439	$1,963	$556,911

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)

Available-for-Sale Securities
Residential mortgage-backed	$491,931	$23,561	$—	$515,492
U.S. Treasury Bills	59,998	—	—	59,998

Total Securities	$551,929	$23,561	$—	$575,490

The Company classifies all securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At June 30, 2011,

HARRIS PREFERRED CAPITAL CORPORATION

net unrealized gains on available-for-sale securities were $15.4 million compared to $15.5 million of net unrealized gains on December 31, 2010 and $23.6 million of net unrealized gains at June 30, 2010.

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

The following tables summarize residential mortgage-backed securities with unrealized losses, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in an unrealized loss position for greater than 12 months. As of June 30, 2011 there were no securities that were in an unrealized loss position for 12 or more months. At December 31, 2010 and June 30, 2010 there were no securities that were in an unrealized loss position for 12 or more months. Management believes that all of the unrealized losses, caused by interest rate increases on investments in mortgage-backed securities are temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There was a $2.8 million reclassification adjustment for realized securities gains to other comprehensive income for the period ended June 30, 2011. There were no reclassification adjustments to other comprehensive income during the period ended June 30, 2010.

	June 30, 2011
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Residential mortgage-backed	$75,906	$967	$—	$—	$75,906	$967

Total	$75,906	$967	$—	$—	$75,906	$967

	December 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

Residential mortgage-backed	$79,133	$1,963	$—	$—	$79,133	$1,963

Total	$79,133	$1,963	$—	$—	$79,133	$1,963

HARRIS PREFERRED CAPITAL CORPORATION

The amortized cost and estimated fair value of total available-for-sale securities as of June 30, 2011, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Fair
	Cost	Value
	(in thousands)

Maturities:
Within 1 year	$70,000	$70,000
1 to 5 years	9,615	9,898
5 to 10 years	97,451	104,453
Over 10 years	366,328	374,401

Total	$543,394	$558,752

4.	Fair Value Measurements

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

The valuations of assets that are measured at fair value on a recurring basis at June 30, 2011, December 31, 2010 and June 30, 2010 are presented in the following table.

.

	Fair Value	Fair Value Measurements Using
	June 30, 2011	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$488,752	$—	$488,752	$—
U.S. Treasury	70,000	70,000	—	—

	$558,752	$70,000	$488,752	$—

HARRIS PREFERRED CAPITAL CORPORATION

	Fair Value	Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$516,911	$—	$516,911	$—
U.S. Treasury	40,000	40,000	—	—

	$556,911	$40,000	$516,911	$—

	Fair Value	Fair Value Measurements Using
	June 30, 2010	Level 1	Level 2	Level 3
		(in thousands)

Available-for-sale securities
Residential mortgage-backed	$515,492	$—	$515,492	$—
U.S. Treasury	59,998	59,998	—	—

	$575,490	$59,998	$515,492	$—

5.	Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Company’s fair values are based on quoted market prices when available. For financial instruments not actively traded, such as Notes receivable from BMO Harris Bank N.A., fair values have been estimated using various valuation methods and assumptions. The fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in an actual transaction. The fair value estimation methodologies employed by the Company were as follows:

Fair value was assumed to equal carrying value for cash on deposit with the Bank, securities purchased from BMO Harris Bank N.A. under agreement to resell and accrued interest receivable which is included in other assets, due to their short term nature.

The fair value of notes receivable from BMO Harris Bank N.A. was estimated using a discounted cash flow calculation utilizing current market rates offered by BMO Harris Bank N.A. as the discount rates.

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 3 and 4 to the Consolidated Financial Statements.

HARRIS PREFERRED CAPITAL CORPORATION

The estimated fair values of the Company’s financial instruments at June 30, 2011, December 31, 2010 and June 30, 2010 are presented in the following table.

	June 30, 2011		December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value	Value	Value
	(in thousands)		(in thousands)		(in thousands)

Assets
Cash on deposit with BMO Harris Bank N.A.	$1,217	$1,217	$525	$525	$829	$829
Securities purchased from BMO Harris Bank N.A. under agreement to resell	22,500	22,500	23,500	23,500	12,500	12,500
Notes receivable from BMO Harris Bank N.A.	3,184	4,422	3,369	4,758	3,459	5,317
Securities available-for-sale	558,752	558,752	556,911	556,911	575,490	575,490
Other assets	1,694	1,694	1,781	1,781	1,808	1,808

Total on-balance-sheet financial assets	$587,347	$588,585	$586,086	$587,475	$594,086	$595,944

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

Results of Operations

Second Quarter 2011 Compared with Second Quarter 2010

The Company’s net income for the second quarter of 2011 was $4.0 million, compared to $4.7 million from the second quarter of 2010.

Interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell for the second quarter of 2011 was $10 thousand, on an average balance of $66 million, with an annualized yield of 0.06%. During the same period in 2010, the interest income on securities purchased from BMO Harris Bank N.A. under agreement

HARRIS PREFERRED CAPITAL CORPORATION

to resell was $27 thousand, on an average balance of $72 million, with an annualized yield of 0.15%. The Federal Funds rate at June 30, 2011 was .09% compared to the Federal Fund rate at June 30, 2010 of .18%. Second quarter 2011 interest income on the Notes receivable from BMO Harris Bank N.A. totaled $51 thousand and yielded 6.2% on $3.3 million of average principal outstanding for the quarter compared to $56 thousand and a 6.4% yield on $3.5 million average principal outstanding for second quarter 2010. The decrease in income was attributable to a reduction in the Notes receivable from BMO Harris Bank N.A. balance because of customer payoffs in the Securing Mortgage Loans. At June 30, 2011 and 2010, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $4.5 million resulting in a yield of 3.63% on an average balance of $500 million, compared to $5.1 million with a yield of 4.17% on an average balance of $492 million for the same period a year ago. Virtually all income in the current quarter was attributable to the residential mortgage-backed security portfolio.

There were no Company borrowings during second quarter 2011 or 2010.

Second quarter 2011 operating expenses totaled $113 thousand, a decrease of $6 thousand or 5% from the second quarter of 2010. General and administrative expenses totaled $74 thousand, a decrease of $3 thousand over the same period in 2010. Advisory fees for the second quarter 2011 were $37 thousand compared to $39 thousand a year earlier. There was an increase in tax expense of $50 thousand for the quarter ended June 30, 2011 due to an increase in the Illinois statutory tax rate from 7.3% in 2010 to 9.5% in 2011.

On June 30, 2011, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2011 as declared on May 25, 2011. On June 30, 2010, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2010 as declared on May 26, 2010.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank must receive prior approval from the OCC before the Company declares dividends on the Preferred Shares. Prior approval from the OCC was received for the most recent dividend declaration in May 2011. With respect to any dividends on the Preferred Shares that may be declared by the Company’s Board of Directors in the third quarter ended September 30, 2011, the Company has sought and received permission from the OCC for such a declaration, subject to the Company’s determination that such dividends are appropriate. The Company anticipates the need to request similar approvals from the OCC for subsequent quarters of 2011. At this time, the Company has no reason to expect that such approvals will not be received. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained.

Six Months Ended June 30, 2011 compared with June 30, 2010

The Company’s net income for the six months ended June 30, 2011 was $11.0 million. This represented a $1.5 million or 15.8% increase from earnings for the six months ended June 30, 2010. Earnings increased primarily due to gains on sales of securities in 2011.

Interest income on securities purchased under agreement to resell for the six months ended June 30, 2011 was $32 thousand on an average balance of $65 million, with a yield of 0.10%. During the same period in 2010, the interest income on securities purchased under agreements to resell for the six months ended June 30, 2010 was $38 thousand, on an average balance of $66 million, with a yield of 0.12%. The Federal Funds rate at June 30, 2011 was .09% compared to the Federal Fund rate at June 30, 2010 of .18%. Interest income on the Note receivable from BMO Harris Bank N.A. for the six months ended June 30, 2011 totaled $104 thousand, yielding 6.4% on $3.3 million of average principal

HARRIS PREFERRED CAPITAL CORPORATION

outstanding compared to $113 thousand on an average balance of $3.6 million, with a yield of 6.4%. The decrease in income was attributable to a reduction in the Notes receivable from BMO Harris Bank N.A. balance resulting from customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the six months ended June 30, 2011 was $9.2 million resulting in a yield of 3.7% on an average balance of $497 million, compared to $10.4 million resulting in a yield of 4.2% on an average balance of $495 million. The decrease in interest income from available-for-sale securities in primarily attributable to maturities in the portfolio of mortgaged-backed securities with reinvestment in similar securities at a lower yield. There were no Company borrowings during either period.

Gains from investment securities sales were $3.1 million for the six months ended June 30, 2011. There were no investment securities sales for the same period a year ago.

Operating expense for the six months ended June 30, 2011 totaled $268 thousand, a decrease of $47 thousand or 14.9% from the same period a year ago. Advisory fees for the six months ended June 30, 2011 were $68 thousand compared to $102 thousand for the same period a year ago. General and administrative expenses totaled $195 thousand, a decrease of $12 thousand or 6% from the same period in 2010 as a result of decreased costs for insurance costs and processing costs.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $7.7 million provided from operations during the six months ended June 30, 2011, were $225.6 million from the maturities and sales of securities available-for-sale. In the prior period ended June 30, 2010, the primary sources of funds other than $9.6 million from operations were $179.4 million from the maturities of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2011 were $224.8 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the prior year’s six months ended June 30, 2010, the primary uses of funds were $189.5 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2010.

HARRIS PREFERRED CAPITAL CORPORATION

Tax Matters

As of June 30, 2011, the Company believes that it is in full compliance with the REIT federal tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of BMO Harris Bank N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 9.5%, effective January 1, 2011. The prior year’s rate was 7.3%. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. For the second quarter of 2011, $421 thousand of Illinois income tax was recorded compared to $371 thousand in the second quarter of 2010. For the year-to-date period ended June 30, 2011 the income tax expense was $1.2 million compared to $700 thousand for the same period in 2010.

Financial Statements of BMO Harris Bank N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

BMO HARRIS BANK N.A. AND SUBSIDIARIES
(formerly Harris N.A. and Subsidiaries)

FINANCIAL REVIEW

Second Quarter 2011 Compared with Second Quarter 2010

Summary

For the second quarter 2011, BMO Harris Bank N.A. and subsidiaries (the “Bank”) reported a net loss attributable to common stockholder of $13.1 million, a decrease of $20.6 million from second quarter 2010 earnings of $7.5 million, reflecting lower revenue and higher expenses which were partially offset by a decline in the provision for loan losses. The results also include the impact associated with the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (“FDIC”) on April 23, 2010 (Note 1).

Net interest income was $203.1 million in the current quarter, down $32.9 million or 13.9 percent from a year ago, largely due to lower earnings on loans partially offset by a reduction in the cost of borrowings. Average earning assets increased to $46.0 billion in the second quarter of 2011 from $40.1 billion in 2010. This primarily reflects an increase in lower-yielding interest bearing deposits placed at the Federal Reserve Bank ($6.8 billion) partially offset by a decrease in loan balances ($1.3 billion). The impact on interest income from the $5.9 billion increase in the level of earning assets was more than offset by a 60 basis point decline in the net interest margin to 1.82 percent from 2.42 percent in the second quarter of 2010. The lower margin reflects reduced yield on loans and a lower rate of return on securities available-for-sale as well as the increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank. The margin was favourably affected by reduced interest costs on deposits and long-term notes payable.

Provision for loan losses for the second quarter 2011 was $67.1 million, a decrease of $24.9 million or 27.0 percent from $92.0 million in the second quarter 2010, mainly attributable to a decrease in net charge-offs, a reversal of the consumer loans general reserve, and last year’s general reserve adjustment associated with the Diners Club portfolio, partially offset by provisions for loan losses related to loans purchased via the AMCORE acquisition during the second quarter of 2010. Net loan charge-offs during the quarter were $80.2 million compared to $83.6 million in the same period last year. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the second quarter 2011 was $146.1 million, a decrease of $5.6 million or 3.7 percent from a year ago driven by a reduction in the Federal Deposit Insurance Corp. (“FDIC”) indemnification asset associated with the AMCORE acquisition ($13.1 million) and lower service charges and fees ($7.2 million) and charge card income ($4.0 million) partially offset by higher net equity securities gains ($13.2 million) and trading revenue ($6.2 million).

Second quarter 2011 noninterest expenses were $311.2 million, up $18.9 million or 6.5 percent from the second quarter 2010. Most of the increase is due to $14.2 million associated with the pending acquisition of Marshall & Ilsley (“M&I”) which closed in July 2011 (Note 1). Excluding these costs, expenses were up $4.7 million or 1.6 percent driven by higher salaries and employee benefits ($5.4 million) and outside information processing, database and network fees ($5.2 million) and the impact of last year’s reversal of $2.8 million of reserves in conjunction with the Visa litigation escrow account funding. Expense declines from last year include mortgage servicing rights impairment a year ago ($6.3 million) and lower FDIC insurance expense ($3.5 million). The income tax benefit increased $11.9 million from the second quarter of 2010 primarily due to lower pre-tax income between periods. The tax benefit recorded a year ago exceeded pre-tax earnings primarily due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at June 30, 2011 totalled $940 million or 4.37 percent of total loans, up from $896 million or 4.00 percent of total loans at December 31, 2010 and $686 million or 3.02 percent a year earlier, primarily attributable to higher non-performing commercial loans. At June 30, 2011, the allowance for loan losses was $719.1 million, equal to 3.34 percent of loans outstanding compared to $706.1 million or 3.16 percent of loans outstanding and $701.5 million or 3.09 percent of loans outstanding at December 31, 2010 and June 30, 2010, respectively. Coverage of nonperforming loans by the allowance for loan losses decreased from 102 percent at

June 30, 2010 to 76 percent at June 30, 2011, largely due to higher non-performing loan levels. At December 31, 2010, the ratio was 79 percent. Ratios reflect the sale of non- performing loans totaling $273.5 million to psps Holdings, LLC (“psps”), a subsidiary of BMO Financial Corp., in the second quarter of 2010. No sales of loans to psps were made in 2011.

At June 30, 2011 consolidated stockholder’s equity amounted to $5.2 billion, essentially unchanged from December 31, 2010. Return (loss) on equity was (1.06) percent in the current quarter, compared to 0.72 percent in last year’s second quarter. Return (loss) on assets was (0.10) percent compared to 0.07 percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At June 30, 2011, Tier 1 capital of the Bank amounted to $4.3 billion, down $0.2 billion from a year ago, while risk-weighted assets declined by $1.8 billion to $26.7 billion. The Bank’s June 30, 2011 Tier 1 and total risk-based capital ratios were 16.03 percent and 17.80 percent compared to respective ratios of 15.98 percent and 17.87 percent at December 31, 2010 and 15.73 percent and 17.60 percent at June 30, 2010. The regulatory Tier 1 leverage capital ratio was 8.73 percent for the second quarter of 2011 compared to 9.64 percent at year-end 2010 and 10.35 percent a year ago. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Summary

For the six months ended June 30, 2011, the Bank reported a net loss attributable to common stockholder of $40.1 million, a decrease of $56.2 million from earnings of $16.1 million for the same period last year, mainly due to lower revenue and higher expenses which were partially offset by a decline in the provision for loan losses. The results also include the impact associated with the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (“FDIC”) on April 23, 2010 (Note 1). Return (loss) on equity was (1.63) percent in the current year, compared to 0.80 percent for first six months of last year. Return (loss) on assets was (0.16) percent compared to 0.08 percent a year ago.

Net interest income was $407.0 million, down $43.0 million or 9.5 percent from a year ago as reduced loan income and interest on securities available for sale were partially offset by reduced interest costs on deposits and long-term notes payable. Net interest margin decreased to 1.86 percent in 2011 from 2.37 percent in the same period in 2010, as spreads continued to decline despite an increase in earning assets. Average earning assets of $45.2 billion increased $5.9 billion with a $6.6 billion increase in lower-yielding Federal Reserve Bank deposits partially offset by a $1.0 billion decline in loans.

Year-to-date 2011, provision for loan losses was $134.7 million compared to $183.7 million in 2010. This is primarily attributable to a decrease in net charge-offs, a reversal of the consumer loans general reserve, and last year’s general reserve adjustment associated with the Diners Club portfolio, partially offset by provisions for loan losses related to loans purchased via the AMCORE acquisition. Net charge-offs decreased to $146.4 million from $163.2 million in the prior year, reflecting a lower level of consumer write-downs.

Noninterest income was $278.4 million, down $22.8 million or 7.6 percent from a year ago. This reflects a reduction in the FDIC indemnification asset related to AMCORE acquisition ($20.8 million) and lower service charges and fees ($9.9 million) and charge card income ($7.1 million). Net equity securities gains increased by $12.5 million.

Noninterest expenses were $628.8 million, an increase of $73.8 million or 13.3 percent. The year over year increase is mainly due to costs associated with the pending acquisition of M&I ($17.1 million) and higher salaries and employee benefits ($25.6 million), provision for off-balance sheet credit losses ($9.6 million), outside information processing, database and network fees ($9.5 million), professional fees ($6.4 million) and other credit related costs ($10.8 million). Partially offsetting these increases were mortgage servicing rights impairment a year ago ($6.8 million) and lower FDIC insurance expense ($3.2 million). The income tax benefit increased $34.3 million from the first six months of 2010 primarily due to the decrease in pre-tax income between periods. The income tax benefit increased $34.3 million from 2010 primarily due to lower pre-tax income between periods and includes the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	June 30	December 31	June 30
	2011	2010	2010
	(unaudited)	(audited)	(unaudited)
	(In thousands except share data)

ASSETS
Cash and demand balances due from banks	$743,704	$734,907	$686,350
Money market assets:
Interest-bearing deposits at banks ($18.1 billion, $14.1 billion and $10.2 billion held at Federal Reserve Bank at June 30, 2011, December 31, 2010 and June 30, 2010, respectively)	18,763,178	15,014,090	10,788,872
Federal funds sold and securities purchased under agreement to resell	1,707,300	1,255,313	141,050

Total cash and cash equivalents	$21,214,182	$17,004,310	$11,616,272
Securities available-for-sale at fair value	4,991,280	5,674,981	5,496,483
Trading account assets and derivative instruments	352,223	1,161,940	1,207,521
Loans, net of unearned income	21,533,529	22,372,665	22,735,050
Allowance for loan losses	(719,110)	(706,101)	(701,490)

Net loans	$20,814,419	$21,666,564	$22,033,560
Loans held for sale	18,328	29,915	21,755
Premises and equipment, net	547,558	547,567	524,664
Bank-owned insurance	1,391,171	1,373,099	1,358,149
Goodwill and other intangible assets, net	879,574	894,074	908,379
Other assets	1,650,189	1,673,910	1,775,740

Total assets	$51,858,924	$50,026,360	$44,942,523

LIABILITIES
Deposits in domestic offices — noninterest-bearing	$13,098,322	$9,204,496	$8,274,901
— interest-bearing (includes $1.8 billion, $1.3 billion and $1.1 billion measured at fair value at June 30, 2011, December 31, 2010 and June 30, 2010, repectively)	23,412,573	23,021,378	21,724,858
Deposits in foreign offices — noninterest-bearing	2,102,064	2,718,059	—
— interest-bearing	1,453,720	1,518,884	1,511,593

Total deposits	$40,066,679	$36,462,817	$31,511,352
Federal funds purchased	214,523	194,251	247,270
Securities sold under agreement to repurchase	470,535	864,918	1,347,299
Short-term borrowings	872,357	1,427,794	642,454
Accrued interest, taxes and other	190,146	197,434	180,803
Accrued pension and post-retirement	29,986	26,753	22,898
Other liabilities	560,410	648,413	757,754
Long-term notes — senior/unsecured	1,650,000	2,396,500	2,396,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	200,000	200,000	200,000

Total liabilities	$46,629,636	$44,793,880	$39,681,330

STOCKHOLDER’S EQUITY
Common stock ($10 par value); authorized 40,000,000 shares; issued and outstanding 19,989,512 at June 30, 2011, December 31, 2010 and June 30, 2010	$199,895	$199,895	$199,895
Surplus	3,297,741	3,297,290	3,291,667
Retained earnings	1,581,744	1,621,829	1,637,817
Accumulated other comprehensive loss	(100,092)	(136,534)	(118,241)

Stockholder’s equity before noncontrolling interest — preferred stock of subsidiary	$4,979,288	$4,982,480	$5,011,138
Noncontrolling interest — preferred stock of subsidiary	250,000	250,000	250,055

Total stockholder’s equity	$5,229,288	$5,232,480	$5,261,193

Total liabilities and stockholder’s equity	$51,858,924	$50,026,360	$44,942,523

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Interest Income
Loans	$234,940	$277,188	$474,948	$532,246
Money market assets:
Deposits at banks	11,352	6,629	21,316	12,412
Federal funds sold and securities purchased under agreements to resell	186	21	329	84
Trading account assets	1,002	2,797	2,654	5,747
Securities available-for-sale:
U.S. Treasury and federal agency	8,687	12,187	18,861	28,184
State and municipal	10,659	12,067	22,343	24,488
Other	5,524	4,399	8,166	5,868

Total interest income	$272,350	$315,288	$548,617	$609,029

Interest Expense
Deposits	$41,659	$45,891	$83,133	$88,659
Short-term borrowings	452	1,910	1,403	3,663
Long-term notes — senior/unsecured	20,684	22,782	43,827	45,261
Long-term notes — senior/secured	6,117	8,371	12,547	20,611
Long-term notes — subordinated	331	365	663	832

Total interest expense	$69,243	$79,319	$141,573	$159,026

Net Interest Income	$203,107	$235,969	$407,044	$450,003
Provision for loan losses	67,132	92,019	134,678	183,746

Net Interest Income after Provision for Loan Losses	$135,975	$143,950	$272,366	$266,257

Noninterest Income
Trust and investment management fees	$25,790	$23,433	$49,934	$43,995
Net money market and bond trading income, including derivative activity	17,437	11,283	22,546	25,140
Foreign exchange trading gains, net	850	1,303	1,949	4,216
Service charges and fees	46,122	53,331	90,356	100,241
Charge card income	25,478	29,454	51,664	58,748
Equity securities gains, net	15,101	1,913	16,603	4,088
Net securities gains, other than trading	1,917	642	6,230	2,316
Other-than-temporary impairment on securities	(553)	(110)	(1,058)	(131)
Bank-owned insurance	10,809	11,238	21,502	23,138
Letter of credit fees	5,239	6,207	10,232	11,593
Net gains on loans held for sale	2,595	3,573	11,189	7,668
Other	(4,651)	9,494	(2,699)	20,194

Total noninterest income	$146,134	$151,761	$278,448	$301,206

Noninterest Expenses
Salaries and other compensation	$116,715	$111,750	$224,251	$205,761
Pension, profit sharing and other employee benefits	28,262	24,666	65,106	54,405
Net occupancy	25,638	24,051	51,842	49,020
Equipment	17,379	18,484	34,739	38,532
Marketing	16,035	14,752	30,949	26,643
Communication and delivery	9,012	8,131	18,074	15,503
Professional fees	33,803	27,673	61,933	48,799
Outside information processing, database and network fees	12,558	7,351	25,378	15,856
FDIC insurance	8,654	12,137	20,162	23,371
Intercompany services, net	(1,948)	(2,314)	(4,216)	(5,262)
Visa indemnification reversal	—	(2,800)	(2,200)	(2,800)
Charge card expense	5,985	6,997	12,347	14,302
Provision for off-balance sheet credit losses	1,650	2,721	12,445	2,806
Amortization of intangibles	7,072	6,554	14,517	12,242
Other	30,389	32,118	63,448	55,786

Total noninterest expenses	$311,204	$292,271	$628,775	$554,964

(Loss) income before income tax benefit	$(29,095)	$3,440	$(77,961)	$12,499
Applicable income tax benefit	(20,598)	(8,658)	(47,095)	(12,818)

Net (loss) income	$(8,497)	$12,098	$(30,866)	$25,317
Less: noncontrolling interest — dividends on preferred stock of subsidiary	4,610	4,610	9,219	9,219

Net (Loss) Income Available for Common Stockholder	$(13,107)	$7,488	$(40,085)	$16,098

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net (loss) income available for common stockholder	$(8,497)	$12,098	$(30,866)	$25,317
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments, net of tax expense (benefit) for the quarter of $3,104 in 2011 and ($6,966) in 2010 and net of tax expense (benefit) for the year-to-date period of $8,592 in 2011 and ($17,179) in 2010	5,765	(12,939)	15,957	(31,905)
Reclassification adjustment for realized loss included in net (loss) income, net of tax benefit for the quarter of $347 in 2011 and $548 in 2010 and net of tax benefit for the year-to-date period of $893 in 2011 and $938 in 2010	645	1,020	1,659	1,743
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost included in net (loss) income, net of tax benefit for the quarter of $0 in 2011 and 2010 and net of tax expense for the year-to-date period of $0 in 2011 and $1,318 in 2010	—	(319)	—	4,574
Reclassification adjustment for amortization included in net (loss) income, net of tax benefit for the quarter of $1,310 in 2011 and $663 in 2010 and net of tax benefit for the year-to-date period of $2,621 in 2011 and $1,326 in 2010	2,433	1,231	4,867	2,462
Available-for-sale securities:
Unrealized holding gain arising during the period, net of tax expense for the quarter of $6,477 in 2011 and $2,749 in 2010 and net of tax expense (benefit) for the year-to-date period of $9,001 in 2011 and ($2,155) in 2010	16,366	10,536	18,232	4,174
Reclassification adjustment for realized gain included in net (loss) income, net of tax expense for the quarter of $429 in 2011 and $225 in 2010 and net of tax expense for the year-to-date period of $899 in 2011 and $811 in 2010	(934)	(417)	(4,273)	(1,505)

Other comprehensive income (loss)	$24,275	$(888)	$36,442	$(20,457)

Comprehensive income	$15,778	$11,210	$5,576	$4,860
Comprehensive income related to noncontrolling interest	4,610	4,610	9,219	9,219

Comprehensive income (loss) available for common stockholder	$11,168	$6,600	$(3,643)	$(4,359)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated	Noncontrolling
				Other	Interest —	Total
	Common		Retained	Comprehensive	Preferred Stock	Stockholder’s
	Stock	Surplus	Earnings	Loss	of Subsidiary	Equity
	(In thousands)

Balance at December 31, 2010	$199,895	$3,297,290	$1,621,829	$(136,534)	$250,000	$5,232,480
Stock option exercise	—	451	—	—	—	451
Net (loss) income	—	—	(40,085)	—	9,219	(30,866)
Dividends — preferred stock of subsidiary	—	—	—	—	(9,219)	(9,219)
Other comprehensive income	—	—	—	36,442	—	36,442

Balance at June 30, 2011	$199,895	$3,297,741	$1,581,744	$(100,092)	$250,000	$5,229,288

Balance at December 31, 2009	$175,345	$2,322,917	$1,621,719	$(97,784)	$250,000	$4,272,197
Stock option exercise	—	300	—	—	—	300
Net income	—	—	16,098	—	9,219	25,317
Dividends — preferred stock of subsidiary	—	—	—	—	(9,219)	(9,219)
Change in noncontrolling interest ownership	—	—	—	—	55	55
Other comprehensive loss	—	—	—	(20,457)	—	(20,457)
Issuance of common stock and contribution to capital surplus	24,550	968,450	—	—	—	993,000

Balance at June 30, 2010	$199,895	$3,291,667	$1,637,817	$(118,241)	$250,055	$5,261,193

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30
	2011	2010
	(In thousands)

Cash Flows from Operating Activities:
Net (loss) income	$(30,866)	$25,317
Less: noncontrolling interest — dividends on preferred stock of subsidiary	9,219	9,219

Net (loss) income available for common stockholder	$(40,085)	$16,098
Adjustments to determine net cash flows provided by (used in) operating activities:
Provision for loan losses	134,678	183,746
Depreciation and amortization, including intangibles	63,997	53,063
Deferred tax (benefit) expense	(5,188)	62,536
Tax expense from stock options exercise	158	119
Other-than-temporary impairment on securities	1,058	131
Net gains on securities, other than trading	(6,230)	(2,316)
Net equity securities gains	(16,603)	(4,088)
Increase in bank-owned insurance	(18,072)	(18,492)
Net decrease in trading securities	805,733	237,391
Decrease in accrued interest receivable	7,657	16,058
Decrease (increase) in prepaid expenses	18,946	(85,788)
Decrease in accrued interest payable	(407)	(706)
Net decrease (increase) in accrued tax receivable	19,285	(65,930)
Decrease in other accrued expenses	(52,669)	(42,285)
Net change in pension and post retirement benefits	10,721	(25,815)
Origination of loans held for sale	(402,645)	(372,086)
Proceeds from sale of loans held for sale	425,421	387,973
Net gains on loans held for sale	(11,189)	(7,668)
Net gains on sale of premises and equipment	(52)	(803)
Net decrease in foreign exchange contracts	(7,863)	(8,921)
Net increase in settlement clearing account	(426)	(1)
Net (decrease) increase in marked to market hedging derivatives	(30,212)	27,635
Visa indemnification reversal	(2,200)	(2,800)
Other, net	(19,471)	26,187

Net cash provided by operating activities	$874,342	$373,238

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$441,451	$463,525
Proceeds from maturities of securities available-for-sale	3,061,549	2,330,121
Purchases of securities available-for-sale	(2,806,799)	(2,393,605)
Net decrease in loans	706,570	1,531,397
Net proceeds from FDIC loss sharing agreement	48,557	273,522
Purchases of premises and equipment	(35,981)	(51,815)
Proceeds from sales of premises and equipment	1,295	18,045
Acquisitions, net of cash acquired	—	191,663

Net cash provided by investing activities	$1,416,642	$2,362,853

Cash flows from Financing Activities:
Net increase (decrease) in deposits	$3,131,487	$(1,326,658)
Net increase in deposits measured at fair value	472,375	370,227
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(374,111)	(1,154,020)
Net decrease in other short-term borrowings	(555,437)	(74,596)
Proceeds from issuance long-term notes — senior/secured	(746,500)	(137,409)
Repayment of long-term notes — subordinated	—	(92,750)
Net proceeds from stock options exercise	451	300
Excess tax expense from stock options exercise	(158)	(119)
Capital contributions from parent	—	993,000
Cash dividends paid on preferred stock	(9,219)	(9,219)

Net cash provided by (used) in financing activities	$1,918,888	$(1,431,244)

Net increase in cash and cash equivalents	$4,209,872	$1,304,847
Cash and cash equivalents at January 1	17,004,310	10,311,425

Cash and cash equivalents at June 30	$21,214,182	$11,616,272

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

BMO Harris Bank N.A. (formerly Harris N.A.) (the “Bank” or “BHB”) is a wholly-owned subsidiary of BMO Bankcorp, Inc. (formerly Harris Bankcorp, Inc.) (“Bankcorp”), a wholly-owned subsidiary of BMO Financial Corp. (formerly Harris Financial Corp.) (“BFC”), a wholly-owned U.S. subsidiary of Bank of Montreal (“BMO”). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year’s financial statements to the current year’s presentation.

On July 5, 2011 BMO completed the acquisition of all outstanding voting shares of Milwaukee-based Marshall & Ilsley Corporation (“M&I”) for consideration of approximately $4.3 billion paid in BMO common shares, with fractional entitlements to BMO common shares paid in cash. In addition, prior to the completion of the transaction, BMO purchased M&I’s Troubled Asset Relief Program preferred shares and warrants from the U.S. Treasury for approximately $1.7 billion. Immediately upon acquisition, M&I merged with and into BFC and the commercial banking operations of M&I merged with those of the Bank. BFC assumed approximately $47.4 billion in assets, including approximately $30.5 billion in loans, and $35.0 billion in deposits. For financial reporting purposes, the results associated with the M&I assets and liabilities acquired will be included with the Bank’s results starting at the time of the acquisition and, therefore, are not included in the Bank’s second quarter results. This acquisition substantially increases the Bank’s assets, geographic presence, scope of operations and customer base. At the time of the acquisition, the legal entities that merged with and into Harris N.A. included M&I Marshall and Ilsley Bank, M&I Bank N.A. and The Harris Bank N.A. (a subsidiary of Bankcorp). At the time of these mergers, Harris N.A. changed its name to BMO Harris Bank N.A

On April 23, 2010, the Bank acquired certain assets and liabilities of Rockford, Illinois-based, AMCORE from the FDIC for $221.5 million. The Bank assumed approximately $2.5 billion in assets, including approximately $2.1 billion in loans, and $2.2 billion in deposits. The Bank recorded a core deposit intangible of $21.1 million to be amortized over 10 years on an accelerated basis and a customer relationship intangible of $1.3 million to be amortized over 13 years on an accelerated basis. The acquisition includes a loss share agreement with the FDIC which provides for reimbursement from the FDIC for 80% of losses incurred on covered assets, including loans and other real estate owned, subsequent to acquisition date. An indemnification asset estimated at a fair value of $427.5 million was recorded at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. The Bank recorded goodwill of $84.6 million which is expected to be deductible for tax purposes. As part of the acquisition, the Bank obtained the option to purchase certain AMCORE branches after the close of the transaction. The Bank increased the purchase price by $19.9 million as a result of exercising the option to purchase certain of these branches. Acquisition costs of $6.2 million were recorded to noninterest expense for the year ended December 31, 2010. The acquisition provides the Bank with an opportunity to expand its branch network into communities in northern Illinois and southern Wisconsin. The results of AMCORE’s operations have been included in the Bank’s consolidated financial statements since April 23, 2010.

On December 31, 2009, BMO and the Bank completed the acquisition of the net cardholder receivables and other assets and obligations of the Diners Club North American franchise from an unrelated bank for initial cash consideration of $678 million, subject to a post-closing adjustment based on all parties’ final agreement of the net asset value transferred. Based on a post-closing adjustment of $48.4 million, the final purchase price was reduced to $629.6 million during 2010. The acquisition of the net cardholder receivables of Diners Club gives the Bank the right to issue Diners Club cards to corporate and professional clients in the United States and will accelerate the Bank’s initiative to expand in the travel-and-entertainment card sector. As part of this acquisition, the Bank recorded a purchased credit card relationship intangible asset estimated at $46.3 million which is being amortized on an accelerated basis over 15 years. The Bank recorded goodwill of $11.5 million which is expected to be deductible for tax purposes. The gross contractual amount of receivables was $743.2 million. The results of the operations of Diners Club have been included in the Bank’s consolidated financial statements since January 1, 2010.

The interim consolidated financial statements have been prepared by management from the books and records of the Bank, without audit by independent certified public accountants. However, these statements reflect all

BMO HARRIS BANK N.A. AND SUBSIDIARIES

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

BMO Harris Bank N.A. and certain of its subsidiaries are party to legal proceedings in the ordinary course of their businesses. While there is inherent difficulty in predicting the outcome of these proceedings, management does not expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Bank’s consolidated financial position or results of operations.

3.	Cash Flows

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the six months ended June 30 totaled $142.0 million and $156.8 million in 2011 and 2010, respectively. Cash income tax refunds received for the six months ended June 30, 2011 and 2010 totaled $13.3 million and $12.7 million, respectively.

4.	Visa Indemnification Charge

BHB was a member of Visa U.S.A. Inc. (“Visa U.S.A.”) and in 2007 received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering by Visa. BHB and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain indemnified litigation involving Visa that has been settled.

A member bank such as BHB is also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007) for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value. BHB is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. While the estimation of any potential losses is highly judgmental, as of December 31, 2007, BHB recorded a liability and corresponding charge of $34 million (pretax) for the remaining litigation.

The initial public offering (IPO) occurred on March 25, 2008 followed by a mandatory partial redemption of Harris’ restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. During the first quarter of 2008, BHB received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statements of Operations since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. Harris’ share of the U.S. litigation escrow account funding was $17 million which was recognized as a reversal to the litigation reserve and as a decrease to noninterest expense.

In March 2011, October 2010, June 2010, July 2009 and December 2008, BHB recorded decreases to noninterest expense of $2.2 million, $4.7 million, $2.8 million, $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of June 30, 2011, December 31, 2010 and June 30, 2010, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $5.1 million, $7.2 million and $12.0 million, respectively.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

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

In 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) voted to levy a special assessment on insured institutions as part of the agency’s efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The rule establishes a special assessment of five basis points on each FDIC — insured depository institution’s assets, less its Tier 1 capital, as of June 30, 2009. The Bank accrued and paid this initial assessment in 2009. On December 30, 2009 the FDIC required insured depository institutions to prepay their estimated quarterly risk-based assessments for all of 2010, 2011, and 2012. The Bank made a payment of $114 million which was recorded as prepaid expense within other assets. As the Bank is charged monthly for FDIC insurance, the Bank will decrease the prepaid expense and charge FDIC insurance expense until the prepaid amount is exhausted. The prepaid balance for FDIC insurance was $49.8 million and $68.3 million at June 30, 2011 and December 31, 2010, respectively. Any prepaid amounts unused at June 30, 2013 will be returned to the Bank. Effective April 1, 2011 the FDIC issued a rule that changes its assessment calculation for deposit insurance coverage from one based on domestic deposits to one based on consolidated total assets less average tangible capital.

8.	Other-than-temporary impairment

During the six months ended June 30, 2011, the Bank recorded other-than-temporary impairment of $0.5 million on auction rate securities and $0.6 million on CRA investments. During the six months ended June 30, 2010, the Bank recorded other-than-temporary impairment of $0.1 million on CRA investments. The entire amount of the impairment was related to credit deterioration. Losses related to declines in the estimated fair value of the investments were recorded in the Consolidated Statements of Operations to other-than-temporary impairment of securities.

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

BMO HARRIS BANK N.A. AND SUBSIDIARIES

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

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 11.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	July 1, 2011 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2011	2012	2013	2014	2015	Thereafter	Total	June 30, 2011

Residential mortgage-backed
Amortized cost	$—	$—	$5,268	$2,996	$1,351	$463,779	$473,394	$488,752
Average Yield	0.00%	—	4.00%	4.00%	4.00%	3.98%	3.82%
U.S. Treasury Bills
Amortized cost	$70,000	$—	$—	$—	$—	$—	$70,000	$70,000
Average Yield	0.05%						0.05%

At June 30, 2011, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2011. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

31.1  Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2  Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*  XBRL Instance Document

101.SCH*  XBRL Taxonomy Extension Schema Document

101.CAL*  XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*  XBRL Taxonomy Extension Label Linkbase Document

101.PRE*  XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August 2011.

/s/  Paul R. Skubic
Paul R. Skubic
Chairman of the Board and President and CEO
(Principal Executive Officer)

/s/  Pamela C. Piarowski
Pamela C. Piarowski
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)