Form 10-Q
period 2011-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2011-11-14
CIK 1046788

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether this registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $1.00 par value, outstanding on November 14, 2011 was 1,180. No common equity is held by nonaffiliates.

Harris Preferred Capital Corporation

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	Sept 30, 2011	December 31, 2010	Sept 30, 2010
	(unaudited)	(audited)	(unaudited)
	(in thousands, except share data)
Assets
Cash on deposit with BMO Harris Bank N.A.	$1,309	$525	$649
Securities purchased from BMO Harris Bank N.A. under agreement to resell	24,000	23,500	12,500

Total cash and cash equivalents	$25,309	$24,025	$13,149

Notes receivable from BMO Harris Bank N.A.	2,835	3,369	3,422
Securities available-for-sale, at fair value
Mortgage-backed	447,092	516,911	512,370
U.S. Treasury Bills	115,000	40,000	61,999
Other assets	1,306	1,781	1,798

Total assets	$591,542	$586,086	$592,738

Liabilities and Stockholders’ Equity
Accrued expenses	$38	$114	$41
Accrued taxes payable and deferred tax liabilities	1,778	1,144	1,625

Total liabilities	$1,816	$1,258	$1,666

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Earnings in excess of (less than) distributions	1,295	(255)	(293)
Accumulated other comprehensive income — net unrealized gains on available-for-sale securities	17,697	14,349	20,631

Total stockholders’ equity	$589,726	$584,828	$591,072

Total liabilities and stockholders’ equity	$591,542	$586,086	$592,738

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income

and Comprehensive Income

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Interest income:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	$5	$23	$37	$61
Notes receivable from BMO Harris Bank N.A.	43	55	148	168
Securities available-for-sale:
Mortgage-backed	4,026	4,981	13,227	15,388
U.S. Treasury Bills	1	3	2	7

Total interest income	$4,075	$5,062	$13,414	$15,624

Noninterest income:
Gain on sale of securities	$1,258	$—	$4,328	$—

Total income	$5,333	$5,062	$17,742	$15,624

Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	$2	$3	$7	$8
Advisory fees paid to BMO Harris Bank N.A.	38	34	106	136
General and administrative	60	24	255	232

Total operating expenses	$100	$61	$368	$376

Income before income taxes	$5,233	$5,001	$17,374	$15,248
Applicable state income taxes	498	365	1,650	1,113

Net Income	$4,735	$4,636	$15,724	$14,135
Preferred stock dividends	4,609	4,609	13,827	13,827

Net income available to common stockholder	$126	$27	$1,897	$308

Basic and diluted earnings per common share	$107	$23	$1,608	$261

Net income	$4,735	$4,636	$15,724	$14,135
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains/ (losses) arising during the period, net of deferred state taxes	4,936	(1,210)	7,265	8,274
Less reclassification adjustment for realized gains included in net income	1,139	—	3,917	—

Comprehensive income	$8,532	$3,426	$19,072	$22,409

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30
	2011	2010
	(in thousands)

Balance at January 1	$584,828	$582,490
Net income	15,724	14,135
Other comprehensive income	3,348	8,274
Dividends on common stock	(347)	—
Dividends (preferred stock $0.46094 per share)	(13,827)	(13,827)

Balance at September 30	$589,726	$591,072

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Operating Activities:
Net income	$15,724	$14,135

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(4,328)	—
Decrease in other assets	475	87
Decrease in accrued expenses	(76)	(70)
Increase in accrued taxes payable and deferred taxes	634	652

Net cash provided by operating activities	$12,429	$14,804

Investing Activities:
Repayments of notes receivable from BMO Harris Bank N.A.	$534	$162
Purchases of securities available-for-sale	(339,837)	(288,466)
Proceeds from maturities/redemptions of securities available-for-sale	284,819	277,560
Proceeds from sales of securities available-for-sale	57,513	—

Net cash provided by (used in) investing activities	$3,029	$(10,744)

Financing Activities:
Cash dividends paid on preferred stock	$(13,827)	$(13,827)
Cash dividends paid on common stock	(347)	—

Net cash used in financing activities	$(14,174)	$(13,827)

Net decrease in cash and cash equivalents with BMO Harris Bank N.A.	$1,284	$(9,767)
Cash and cash equivalents with BMO Harris Bank N.A. at beginning of period	24,025	22,916

Cash and cash equivalents with BMO Harris Bank N.A. at end of period	$25,309	$13,149

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, in April 2011. The standard clarifies the existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The Company’s adoption of this standard during the third quarter 2011, had no impact on the Company’s financial position or results of operations.

The FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” in April 2011. The ASU removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to new transactions or modifications of existing transactions that occur on or after the effective date. Repurchase transactions entered into by the Company are accounted for as secured borrowings; therefore, the adoption of this ASU, effective January 1, 2012, is not expected to have an impact on the Company’s consolidated financial position or results of operations.

The FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” in May 2011. The ASU attempts to clarify the FASB’s intent about the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The ASU’s amendments will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and are effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this ASU by the Company, effective January 1, 2012, will result in additional fair value measurement disclosures, but is not expected to have a material impact on the consolidated financial position or results of operations.

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

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at September 30, 2011.

3. Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$427,539	$19,553	$—	$447,092
U.S. Treasury Bills	115,000	—	—	115,000

Total Securities	$542,539	$19,553	$—	$562,092

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$501,435	$17,439	$1,963	$516,911
U.S. Treasury Bills	40,000	—	—	40,000

Total Securities	$541,435	$17,439	$1,963	$556,911

	September 30, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$490,115	$22,289	$34	$512,370
U.S. Treasury Bills	61,999	—	—	61,999

Total Securities	$552,114	$22,289	$34	$574,369

The Company classifies all securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2011, net unrealized gains on available-for-sale securities were $19.5 million compared to $15.5 million of net unrealized gains on December 31, 2010 and $22.2 million of net unrealized gains at September 30, 2010.

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

The following tables summarize residential mortgage-backed securities with unrealized losses, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in an unrealized loss position for greater than 12 months. As of September 30, 2011, there were no securities in an unrealized loss position. As of December 31, 2010 and September 30, 2010 there were no securities that were in an unrealized loss position for 12 or more months. Management believes that all of the unrealized losses, caused by interest rate increases on investments in mortgage-backed securities, are temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There was a $1.1 million reclassification adjustment for the three month period ended September 30, 2011. There was a $3.9 million reclassification adjustment for realized securities gains to other comprehensive income for the nine month period ended September 30, 2011. There were no reclassification adjustments to other comprehensive income during the three or nine month periods ended September 30, 2010.

	December 31, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Residential mortgage-backed	$79,133	$1,963	$—	$—	$79,133	$1,963

Total	$79,133	$1,963	$—	$—	$79,133	$1,963

	September 30, 2010
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Residential mortgage-backed	$18,155	$34	$—	$—	$18,155	$34

Total	$18,155	$34	$—	$—	$18,155	$34

The amortized cost and estimated fair value of total available-for-sale securities as of September 30, 2011, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	(in thousands)
	Amortized Cost	Fair Value
Maturities:
Within 1 year	$115,000	$115,000
1 to 5 years	4,434	4,563
5 to 10 years	76,769	82,315
Over 10 years	346,336	360,214

Total	$542,539	$562,092

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

The valuations of assets that are measured at fair value on a recurring basis at September 30, 2011, December 31, 2010 and September 30, 2010 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	September 30, 2011	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities
Residential mortgage-backed	$447,092	$—	$447,092	$—
U.S. Treasury	115,000	115,000	—	—

	$562,092	$115,000	$447,092	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2010	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities
Residential mortgage-backed	$516,911	$—	$516,911	$—
U.S. Treasury	40,000	40,000	—	—

	$556,911	$40,000	$516,911	$—

	Fair Value	Fair Value Measurements Using
	September 30, 2010	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities
Residential mortgage-backed	$512,370	$—	$512,370	$—
U.S. Treasury	61,999	61,999	—	—

	$574,369	$61,999	$512,370	$—

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

The estimated fair values of the Company’s financial instruments at September 30, 2011, December 31, 2010 and September 30, 2010 are presented in the following table.

	September 30, 2011		December 31, 2010		September 30, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)		(in thousands)		(in thousands)
Assets
Cash on deposit with BMO Harris Bank N.A.	$1,309	$1,309	$525	$525	$649	$649
Securities purchased from BMO Harris Bank N.A. under agreement to resell	24,000	24,000	23,500	23,500	12,500	12,500
Notes receivable from BMO Harris Bank N.A.	2,835	4,965	3,369	4,758	3,422	5,426
Securities available-for-sale	562,092	562,092	556,911	556,911	574,369	574,369
Other assets	1,306	1,306	1,781	1,781	1,798	1,798

Total on-balance-sheet financial assets	$591,542	$593,672	$586,086	$587,475	$592,738	$594,742

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

Results of Operations

Third Quarter 2011 Compared with Third Quarter 2010

The Company’s net income for the third quarter of 2011 was $4.7 million, compared to $4.6 million from the third quarter of 2010.

Interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell for the third quarter of 2011 was $5 thousand, on an average balance of $84 million, with an annualized yield of 0.02%. During the same period in 2010, the interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell was $23 thousand, on an average balance of $60 million, with an annualized yield of 0.15%. The Federal Funds rate at September 30, 2011 was .06% compared to the Federal Fund rate at September 30, 2010 of .19%. Third quarter 2011 interest income on the Notes receivable from BMO Harris Bank N.A. totaled $43 thousand and yielded 6.1% on $2.8 million of average principal outstanding for the quarter compared to $55 thousand and a 6.4% yield on $3.4 million average principal outstanding for third quarter 2010. The decrease in income was attributable to a reduction in the Notes receivable from BMO Harris Bank N.A. balance because of customer payoffs in the Securing Mortgage Loans. At September 30, 2011 and 2010, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $4.0 million resulting in a yield of 3.38% on an average balance of $476 million, compared to $5.0 million with a yield of 3.96% on an average balance of $504 million for the same period a year ago. Virtually all income in the current quarter was attributable to the residential mortgage-backed security portfolio. Market yields on these types of securities are expected to decline.

There were no Company borrowings during the third quarter 2011 or 2010.

Gains from mortgage-backed investment securities sales for the quarter ended September 30, 2011 were $1.3 million. There were no investment securities sales for the same period a year ago.

Third quarter 2011 operating expenses totaled $100 thousand, an increase of $39 thousand or 64% from the third quarter of 2010. General and administrative expenses totaled $60 thousand, an increase of $36 thousand over the same period in 2010 primarily caused by adjustments to insurance costs that lowered such costs by approximately $30 thousand in the prior quarter ended September 30, 2010. Advisory fees for the third quarter 2011 were $38 thousand compared to $34 thousand for the same period in 2010. There was an increase in tax expense of $133 thousand for the quarter ended September 30, 2011 due to an increase in the Illinois statutory tax rate from 7.3% in 2010 to 9.5% in 2011.

On September 30, 2011, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2011 as declared on August 31, 2011. On August 31, 2011 the Company paid a cash dividend of $347 thousand on the outstanding common shares to the common stockholder of record on August 31, 2011. On September 30, 2010, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2010 as declared on September 1, 2010.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval and the Bank had to receive prior approval from the OCC before the Company declared dividends on the Preferred Shares. Prior approval from the OCC was received for the dividend declaration in August 2011. Because the Bank’s third quarter 2011 earnings were sufficient to eliminate the need for OCC approval of dividends on the Preferred Shares that may be declared by the Company’s Board of Directors in the fourth quarter ending December 31, 2011, the Company was not required to obtain permission from the OCC for such a declaration. The need to request similar approvals from the OCC for subsequent quarters will be determined by the Bank’s earnings for those future periods. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. At this time the Company has no reason to expect that such approvals, if required, will not be received.

Nine Months Ended September 30, 2011 compared with September 30, 2010

The Company’s net income for the nine months ended September 30, 2011 was $15.7 million. This represented a $1.6 million or 11.2% increase from earnings for the nine months ended September 30, 2010. Earnings increased primarily due to gains on sales of mortgage-backed securities in the first nine months of 2011.

Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2011 was $37 thousand on an average balance of $72 million, with a yield of 0.07%. During the same period in 2010, the interest income on securities purchased under agreements to resell was $61 thousand, on an average balance of $64 million, with a yield of 0.13%. The Federal Funds rate at September 30, 2011 was .06% compared to the Federal Fund rate at September 30, 2010 of 0.15%. Interest income on the Notes receivable from BMO Harris Bank N.A. for the nine months ended September 30, 2011 totaled $148 thousand, yielding 6.3% on $3.2 million of average principal outstanding compared to $168 thousand, yielding 6.4% on $3.5 million of average principal outstanding for the nine months ended September 30, 2010. The decrease in income was attributable to a reduction in the Notes receivable from BMO Harris Bank N.A. balance resulting from customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the nine months ended September 30, 2011 was $13.2 million resulting in a yield of 3.6% on an average balance of $490 million, compared to $15.4 million resulting in a yield of 4.1% on an average balance of $498 million for the nine months ended September 30, 2010. The decrease in interest income from available-for-sale securities is primarily attributable to maturities in the portfolio of mortgaged-backed securities with reinvestment in similar securities at a lower yield. There were no Company borrowings during either period.

Gains from mortgage-backed investment securities sales were $4.3 million for the nine months ended September 30, 2011. There were no investment securities sales for the same period a year ago.

Operating expense for the nine months ended September 30, 2011 totaled $368 thousand, a decrease of $8 thousand or 2.1% from the same period a year ago. Advisory fees for the nine months ended September 30, 2011 were $106 thousand compared to $136 thousand for the same period a year ago primarily due to a reduction in internal costs related to expenses of administering the Company’s activities. General and administrative expenses totaled $255 thousand, an increase of $23 thousand or 10% from the same period in 2010 as a result of increased processing costs and an adjustment lowering insurance costs in the same period in 2010.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $12.4 million provided from operations during the nine months ended September 30, 2011, were $342.3 million from the maturities and sales of securities available-for-sale. In the prior period ended September 30, 2010, the primary sources of funds other than $14.1 million from operations were $277.6 million from the maturities of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2011 were $339.8 million for purchases of securities available-for-sale, $13.8 million in preferred stock dividends paid and $347 thousand in common stock dividends paid. For the prior year’s nine months ended September 30, 2010, the primary uses of funds were $288.5 million for purchases of securities available-for-sale and $13.8 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2010.

Tax Matters

As of September 30, 2011, the Company believes that it is in full compliance with the REIT federal tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a “captive” REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the

Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of BMO Harris Bank N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 9.5%, effective January 1, 2011. The prior year’s rate was 7.3%. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. For the third quarter of 2011, $498 thousand of Illinois income tax was recorded compared to $365 thousand in the third quarter of 2010. For the year-to-date period ended September 30, 2011 the income tax expense was $1.7 million compared to $1.1 million or the same period in 2010.

Financial Statements of BMO Harris Bank N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

BMO HARRIS BANK N.A. AND SUBSIDIARIES (formerly Harris N.A. and Subsidiaries)

FINANCIAL REVIEW

Third Quarter 2011 Compared with Third Quarter 2010

Summary

On July 5, 2011, Bank of Montreal completed its acquisition of Milwaukee-based Marshall and Ilsley Corporation (“M&I”). At the time of the acquisition, the legal entities that merged with and into Harris N.A. included M&I Marshall & Ilsley Bank, M&I Bank N.A. and The Harris Bank, N.A. (a subsidiary of BMO Bankcorp, Inc.). At the time of these mergers, Harris N.A. changed its name to BMO Harris Bank N.A. (Note 1)

For the third quarter 2011, BMO Harris Bank N.A. and subsidiaries (the “Bank”) reported net income attributable to common stockholder of $160.5 million, an increase of $155.3 million from third quarter 2010 earnings of $5.2 million, mainly due to the significant increase in the size of the entity from the acquisition of M&I. Excluding the results of M&I as well as related costs for restructuring and integration, the Bank would have reported a net loss attributable to common stockholder of $13.4 million.

Net interest income was $807.8 million in the current quarter, up $583.5 million from a year ago, largely due to the additional net interest income associated with M&I. Excluding this net interest income, net interest income would have declined $17.3 million or 7.7 percent as lower earnings on loans were partially offset by a reduction in the cost of borrowings. Average earning assets increased to $82.4 billion in the third quarter of 2011 from $41.5 billion in 2010. This reflects the addition of $33.9 billion from M&I and an increase in lower-yielding interest bearing deposits placed at the Federal Reserve Bank ($7.1 billion) partially offset by a decrease in the Bank’s legacy loan balances ($1.3 billion). Net interest margin for the quarter was 3.93 percent, an increase of 172 basis points from 2.21 percent in the third quarter of 2010. The higher margin reflects $285.3 million related to the purchased loan portfolio discount amortization and higher yield on the M&I portfolio partially offset by reduced yields on the legacy loan portfolio and securities available-for-sale as well as the increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank. The margin was also favorably affected by reduced interest cost on long-term notes payable.

Provision for loan losses for the third quarter 2011 was $183.3 million, an increase of $145.5 million from $37.8 million in the third quarter 2010, mainly attributable to $132.0 million related to the M&I portfolio and $16.6 million of provision for loan losses related to loans associated with the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (“Amcore”) from the Federal Deposit Insurance

Corporation (“FDIC”) on April 23, 2010 (Note 1), partially offset by the release of $28.0 million of general reserves of the legacy company. Net loan charge-offs during the quarter were $63.0 million compared to $64.9 million in the same period last year mainly due to lower commercial chare-offs. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the third quarter 2011 of $213.6 million reflects the addition of $101.9 million of fees and other income from M&I. Excluding this additional revenue, noninterest income decreased $28.8 million or 20.5 percent from a year ago driven by lower trading revenue ($20.5 million) and charge card income ($5.3 million) plus a reduction in the FDIC indemnification asset associated with the Amcore acquisition ($9.2 million) partially offset by higher net equity securities gains ($2.4 million) and other than temporary impairment on securities recorded in the prior year quarter ($4.7 million).

Third quarter 2011 noninterest expenses were $612.9 million, which reflects the addition of $223.9 million of operating expense, $36.1 million of integration costs, $23.6 million of intangible amortization, and $21.2 million of restructuring charges related to the M&I acquisition. Excluding these costs, expenses were down $19.7 million or 6.0 percent from the third quarter 2010 driven by lower marketing costs ($8.1 million), professional fees ($5.0 million) and provisioning for off balance sheet credit risk ($7.6 million). Income tax expense increased $70.6 million from the third quarter of 2010 due to increase in pre-tax income between periods. The tax benefit recorded a year ago exceeded pre-tax earnings primarily due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at September 30, 2011 totalled $957 million or 1.87 percent of total loans, up from $916 million or 4.00 percent of total loans at December 31, 2010 and $838 million or 3.60 percent a year earlier, primarily attributable to higher Harris legacy non-performing commercial loans. No M&I nonperforming loans are recorded as of September 30, 2011 as purchased impaired loans are not considered impaired per US GAAP. Nonperforming loans as a percentage of total loans decreased from last year attributable to higher total loans as a result of the acquisition of $29 billion M&I loan portfolio. At September 30, 2011, the allowance for loan losses was $837.9 million, equal to 1.64 percent of loans outstanding compared to $721.9 million or 3.16 percent of loans outstanding and $691.9 million or 2.97 percent of loans outstanding at December 31, 2010 and September 30, 2010, respectively. Coverage of nonperforming loans by the allowance for loan losses increased from 83 percent at September 30, 2010 to 88 percent at September 30, 2011, largely due to the addition of $117 million M&I allowance. At December 31, 2010, the ratio was 81 percent. Ratios reflect the fair value adjustments recorded on the M&I loan portfolio at the time of acquisition and the merger of The Harris Bank N.A. into the Bank effective July 5th.

At September 30, 2011, total stockholders’ equity amounted to $13.8 billion, up $8.5 billion from December 31, 2010, largely due to the M&I acquisition, effected through the issuance of stock and capital contribution from BMO. Return on equity was 4.92 percent in the current quarter, compared to 0.41 percent in last year’s third quarter. Return on assets was 0.69 percent compared to 0.05 percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At September 30, 2011, Tier 1 capital of the Bank amounted to $8.6 billion, up $4.1 billion from a year ago, while risk-weighted assets increased by $33.6 billion to $62.1 billion. The Bank’s September 30, 2011 Tier 1 and total risk-based capital ratios were 13.81 percent and 16.24 percent compared to respective ratios of 15.98 percent and 17.87 percent at December 31, 2010 and 15.66 percent and 17.53 percent at September 30, 2010. The regulatory Tier 1 leverage capital ratio was 9.71 percent for the third quarter of 2011 compared to 9.64 percent at year-end 2010 and 10.07 percent a year ago. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Summary

For the nine months ended September 30, 2011, the Bank reported net income attributable to common stockholder of $121.5 million, an increase of $96.2 million from earnings of $25.3 million for the same period last year, mainly due to the additional earnings from M&I, net of integration and restructuring costs. Excluding the M&I related activity, the Bank would have reported a net loss attributable to common stockholder of $41.3 million driven by lower revenue and higher provision for loan losses partially offset by a decline in expense. The results also include the impact associated with the Amcore acquisition in April 2010. Return on equity was 2.11 percent in the current year, compared to 0.76 percent for first nine months of last year. Return on assets was 0.25 percent compared to 0.08 percent a year ago.

Net interest income was $1,224.8 million, up $539.9 million from a year ago due to the additional revenue associated with M&I. Excluding this revenue, net interest income was down $60.8 million or 8.9 percent as reduced loan income and interest on securities available for sale were partially offset by reduced interest costs on deposits and long-term notes payable. Net interest margin increased to 2.86 percent in 2011 from 2.33 percent in the same period in 2010, reflecting amortization of $285.3 million related to the purchased loan portfolio discount and higher yield on the M&I portfolio partially offset by reduced yields on the legacy loan portfolio as spreads continued to decline despite an increase in earning assets. Average earning assets of $58.1 billion increased $17.7 billion driven by $11.4 billion related to the M&I acquisition and a $6.8 billion increase in lower-yielding Federal Reserve Bank deposits.

Year-to-date 2011, provision for loan losses was $325.2 million compared to $223.7 million in 2010. This is primarily attributable to the additional provisions for loan losses related to the M&I portfolio and loans purchased in the Amcore acquisition. Net charge-offs decreased to $216.1 million from $230.2 million in the prior year, reflecting a lower level of consumer write-downs.

Noninterest income was $507.3 million, up $54.1 million or 11.9 percent from a year ago. This reflects the addition of $101.9 million of fees and other income from M&I and higher net equity securities gains ($19.3 million) and Trust fees ($9.0 million) partially offset by a reduction in the FDIC indemnification asset related to the Amcore acquisition ($30.5 million) and lower trading revenue ($25.4 million), charge card income ($12.4 million) and service charges and fees ($11.2 million).

Noninterest expenses were $1,257.7 million, an increase of $361.7 million or 40.4 percent. Excluding the additional $223.9 million of operating expense, $53.1 million of integration costs, $23.6 million of intangible amortization, and $21.2 million of restructuring charges associated with the M&I acquisition, expenses increased $40.0 million or 4.5% mainly due to higher salaries and employee benefits ($27.6 million), information processing, database and network fees ($10.7 million) and professional fees ($4.6 million). Partially offsetting these increases were lower marketing costs ($7.1 million). Income tax expense increased $34.4 million from the first nine months of 2010 primarily due to the increase in pre-tax income between periods.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

		September 30 2011	December 31 2010	September 30 2010
		(Unaudited)	(Audited)	(Unaudited)
		(In thousands except share data)
	Assets
	Cash and demand balances due from banks	$1,335,932	$737,227	$717,224
	Money market assets:
	Interest-bearing deposits at banks ($15.7 billion, $14.1 billion and $10.4 billion held at Federal Reserve Bank at September 30, 2011, December 31, 2010 and September 30, 2010, respectively)	16,744,392	15,015,453	11,065,012
	Federal funds sold and securities purchased under agreement to resell	1,676,622	1,255,313	150,849

	Total cash and cash equivalents	$19,756,946	$17,007,993	$11,933,085
	Securities available-for-sale, at fair value	11,243,748	5,689,293	5,794,874
	Trading account assets and derivative instruments	818,176	1,161,940	1,298,648
	Loans, net of unearned income	51,159,171	22,880,126	23,293,870
	Allowance for loan losses	(837,863)	(721,888)	(691,899)

	Net loans	$50,321,308	$22,158,238	$22,601,971
	Loans held for sale	96,075	29,915	8,799
	Premises and equipment, net	1,008,827	550,750	536,523
	Bank-owned insurance	2,616,114	1,373,099	1,364,969
	Goodwill and other intangible assets, net	3,332,441	909,883	917,344
	Deferred tax asset, net	2,389,430	268,577	253,018
	Other assets	2,622,757	1,423,948	1,552,389

	Total assets	$94,205,822	$50,573,636	$46,261,620

	Liabilities
Deposits in domestic offices	— noninterest-bearing	$22,305,219	$9,265,697	$9,227,633
	— interest-bearing (includes $1.7 billion, $1.3 billion and $1.2 billion measured at fair value at September 30, 2011, December 31, 2010 and September 30, 2010, respectively)	47,530,469	23,443,770	22,062,398
Deposits in foreign offices	— noninterest-bearing	2,002,059	2,718,059	—
	— interest-bearing	483,811	1,518,884	1,475,984

	Total deposits	$72,321,558	$36,946,410	$32,766,015
	Federal funds purchased	261,965	131,251	109,574
	Securities sold under agreement to repurchase	440,466	864,918	1,206,380
	Short-term borrowings	376,092	1,427,794	762,530
	Short-term senior notes	81,909	—	—
	Accrued interest, taxes and other	459,325	203,161	200,112
	Accrued pension and post-retirement	52,067	27,172	19,429
	Other liabilities	1,553,657	648,587	832,911
	Long-term notes — senior/unsecured	1,100,000	2,446,500	2,446,500
	Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000
	Long-term notes — subordinated	1,369,961	200,000	200,000

	Total liabilities	$80,392,000	$45,270,793	$40,918,451

	Stockholders’ Equity
	Common stock ($10 par value); authorized 60,430,512 shares; issued and outstanding 50,430,512 at September 30, 2011 and 20,256,027 at December 31, 2010 and September 30, 2010	$504,305	$202,560	$202,560
	Surplus	11,326,706	3,364,727	3,359,197
	Retained earnings	1,743,415	1,621,915	1,641,781
	Accumulated other comprehensive loss	(30,892)	(136,359)	(110,424)

	Stockholder’s equity before noncontrolling interest in subsidiaries	$13,543,534	$5,052,843	$5,093,114
	Noncontrolling interest in subsidiaries	270,288	250,000	250,055

	Total stockholders’ equity	$13,813,822	$5,302,843	$5,343,169

	Total liabilities and stockholders’ equity	$94,205,822	$50,573,636	$46,261,620

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Interest Income
Loans	$849,950	$267,516	$1,336,293	$812,310
Money market assets:
Deposits at banks	12,414	8,158	33,731	20,571
Federal funds sold and securities purchased under agreements to resell	152	47	481	131
Trading account assets	1,708	2,248	4,362	7,995
Securities available-for-sale:
U.S. Treasury and federal agency	28,014	10,814	46,977	39,113
State and municipal	11,474	12,356	33,914	36,914
Other	3,068	2,759	11,303	8,701

Total interest income	$906,780	$303,898	$1,467,061	$925,735

Interest Expense
Deposits	$71,956	$47,202	$156,439	$137,756
Short-term borrowings	403	1,393	1,760	4,991
Short-term senior notes	367	—	367	—
Long-term notes — senior/unsecured	14,445	23,618	58,713	69,312
Long-term notes — senior/secured	6,210	6,920	18,758	27,532
Long-term notes — subordinated	5,559	419	6,221	1,250

Total interest expense	$98,940	$79,552	$242,258	$240,841

Net Interest Income	$807,840	$224,346	$1,224,803	$684,894
Provision for loan losses	183,302	37,808	325,226	223,697

Net Interest Income after Provision for Loan Losses	$624,538	$186,538	$899,577	$461,197

Noninterest Income
Trust and investment management fees	$29,190	$28,282	$92,407	$83,361
Net money market and bond trading (loss) income, including derivative activity	(28,281)	2,898	(5,736)	28,038
Foreign exchange trading gains (losses), net	4,627	(685)	6,576	3,531
Service charges and fees	88,690	48,220	179,384	148,833
Charge card income	31,410	27,251	83,074	85,999
Equity securities gains, net	2,091	1,994	18,694	6,082
Net securities gains, other than trading	18,507	2,907	25,133	5,237
Other-than-temporary impairment on securities	—	(4,741)	(1,062)	(4,872)
Bank-owned insurance	22,164	11,042	43,666	34,179
Letter of credit fees	9,913	4,901	20,144	16,494
Net gains on loans held for sale	8,484	4,188	19,672	11,855
Other	26,798	14,220	25,324	34,453

Total noninterest income	$213,593	$140,477	$507,276	$453,190

Noninterest Expenses
Salaries and other compensation	$220,426	$117,677	$452,147	$329,034
Pension and other employee benefits	46,781	23,543	113,741	79,507
Net occupancy	46,797	28,662	100,229	79,276
Equipment	32,836	18,902	67,675	57,533
Marketing	22,916	22,717	54,410	49,926
Communication and delivery	15,047	9,679	33,343	25,427
Professional fees	42,456	32,204	104,950	81,267
Information processing, database and network fees	11,772	10,537	37,174	26,490
FDIC insurance	22,857	11,143	43,376	34,912
Intercompany services, net	30,051	(1,120)	28,389	(3,956)
Visa indemnification reversal	—	—	(2,200)	(2,800)
Charge card expense	5,218	6,270	17,565	20,572
(Reversal) provision for off-balance sheet credit losses	(6,556)	6,808	5,889	9,614
Restructuring	21,183	—	21,183	—
Other real estate expense	11,518	1,484	15,402	3,979
Amortization of intangibles	28,438	6,935	42,955	19,177
Other	61,117	32,330	121,500	86,078

Total noninterest expenses	$612,857	$327,771	$1,257,728	$896,036

Income (loss) before income tax expense (benefit)	$225,274	$(756)	$149,125	$18,351
Applicable income tax expense (benefit)	59,970	(10,609)	13,573	(20,801)

Net income	$165,304	$9,853	$135,552	$39,152
Less: noncontrolling interest in subsidiaries	4,833	4,609	14,052	13,828

Net Income Available for Common Stockholder	$160,471	$5,244	$121,500	$25,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$165,304	$9,853	$135,552	$39,152
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments, net of tax expense (benefit) for the quarter of $2,164 in 2011 and ($3,199) in 2010 and net of tax expense (benefit) for the year-to-date period of $10,755 in 2011 and ($20,378) in 2010	4,018	(5,942)	19,976	(37,847)
Reclassification adjustment for realized loss included in net income, net of tax benefit for the quarter of $203 in 2011 and $637 in 2010 and net of tax benefit for the year-to-date period of $1,097 in 2011 and $1,575 in 2010	378	1,183	2,036	2,926
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost included in net income, net of tax benefit for the quarter of $0 in 2011 and $6 in 2010 and net of tax expense for the year-to-date period of $143 in 2011 and $1,423 in 2010	—	(406)	267	4,223
Reclassification adjustment for amortization included in net income, net of tax benefit for the quarter of $1,348 in 2011 and $684 in 2010 and net of tax benefit for the year-to-date period of $4,042 in 2011 and $2,052 in 2010	2,501	1,271	7,506	3,812
Available-for-sale securities:
Unrealized holding gain arising during the period, net of tax expense for the quarter of $42,451 in 2011 and $7,426 in 2010 and net of tax expense for the year-to-date period of $51,698 in 2011 and $5,190 in 2010	75,749	12,738	94,196	16,763
Reclassification adjustment for realized gain included in net income, net of tax expense for the quarter of $7,083 in 2011 and $979 in 2010 and net of tax expense for the year-to-date period of $8,203 in 2011 and $1,749 in 2010	(14,071)	(1,819)	(18,514)	(3,249)

Other comprehensive income (loss)	$68,575	$7,025	$105,467	$(13,372)

Comprehensive income	$233,879	$16,878	$241,019	$25,780
Comprehensive income related to noncontrolling interest in subsidiaries	4,834	4,609	14,052	13,828

Comprehensive income available for common stockholder	$229,045	$12,269	$226,967	$11,952

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest in Subsidiaries	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2010	$202,560	$3,364,727	$1,621,915	$(136,359)	$250,000	$5,302,843
Stock option exercise	—	722	—	—	—	722
Tax benefit from stock option exercise	—	6,612	—	—	—	6,612
Net income	—	—	121,500	—	14,052	135,552
Dividends — preferred stock of subsidiary	—	—	—	—	(14,052)	(14,052)
Other comprehensive income	—	—	—	105,467	—	105,467
Issuance of common stock and contribution to capital surplus	301,745	7,954,645	—	—	20,288	8,256,390

Balance at September 30, 2011	$504,305	$11,326,706	$1,743,415	$(30,892)	$270,288	$13,793,534

Balance at December 31, 2009	$178,010	$2,390,207	$1,616,457	$(97,052)	$250,000	$4,337,622
Stock option exercise	—	540	—	—	—	540
Net income	—	—	25,324	—	13,828	39,152
Dividends — preferred stock of subsidiary	—	—	—	—	(13,828)	(13,828)
Noncontrolling interest of acquiree	—	—	—	—	55	55
Other comprehensive loss	—	—	—	(13,372)	—	(13,372)
Issuance of common stock and contribution to capital surplus	24,550	968,450	—	—	—	993,000

Balance at September 30, 2010	$202,560	$3,359,197	$1,641,781	$(110,424)	$250,055	$5,343,169

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2011	2010
	(in thousands)
Cash Flows from Operating Activities:
Net income available for common stockholder	$121,500	$25,324
Noncontrolling interest in subsidiaries	14,052	13,828

Net income	$135,552	$39,152
Adjustments to determine net cash flows provided by (used in) operating activities:
Provision for loan losses	325,226	223,697
Depreciation and amortization, including intangibles	142,881	81,817
Deferred tax expense (benefit)	13,738	(5,952)
Tax expense from stock options exercise	6,865	—
Other-than-temporary impairment on securities	1,062	4,872
Net gains on securities, other than trading	(25,133)	(5,237)
Net equity investment gains	(18,694)	(1,994)
Increase in bank-owned insurance	(32,919)	(25,312)
Net decrease in trading securities	695,198	113,938
Decrease (increase) in accrued interest receivable	12,217	(112)
Increase in prepaid expenses	(150,275)	(88,394)
Increase in accrued interest payable	61,577	211
Net decrease (increase) in accrued tax receivable	5,931	(80,101)
Decrease in other accrued expenses	(35,010)	(37,573)
Net change in pension and post retirement benefits	36,853	(28,482)
Origination of loans held for sale	(598,485)	(526,378)
Proceeds from sale of loans held for sale	551,997	559,408
Net gains on loans held for sale	(19,672)	(11,855)
Net gains on sale of premises and equipment	(264)	(788)
Net (decrease) increase in foreign exchange contracts	(8,903)	19,080
Recoveries on charged-off loans	54,776	53,777
Net (decrease) increase in marked to market hedging derivatives	(39,709)	31,745
Visa indemnification reversal	(2,200)	(2,800)
Other, net	349,751	176,810

Net cash (used in) provided by operating activities	$1,462,360	$489,529

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$1,965,459	$514,900
Proceeds from maturities of securities available-for-sale	4,277,472	3,027,567
Purchases of securities available-for-sale	(6,135,168)	(3,417,861)
Net decrease in loans	1,877,687	1,381,149
Net proceeds from FDIC loss sharing agreement	50,251	—
Proceeds from loans sold to affiliates	—	273,522
Purchases of premises and equipment	(141,427)	(70,234)
Proceeds from sales of premises and equipment	891	10,250
Increase (decrease) in cash due to acquisitions, net of cash received	2,617,652	191,663

Net cash (used in) provided by investing activities	$4,512,817	$1,910,956

Cash flows from Financing Activities:
Net decrease in deposits	$(272,194)	$(740,471)
Net (decrease) increase in deposits measured at fair value	479,166	478,886
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(293,738)	(1,332,635)
Net (decrease) increase in other short-term borrowings	(1,223,567)	45,480
Net increase in short-term senior notes	81,909	—
Repayment of long-term notes — senior/unsecured	(1,346,500)	—
Repayment of long-term notes — senior/secured	—	(137,409)
Proceeds of long-term notes — subordinated	(3,237,941)	—
Repayment of long-term notes — subordinated	—	(92,750)
Net proceeds from stock options exercise	722	540
Excess tax expense from stock options exercise	(253)	(189)
Capital contributions	2,600,000	993,000
Cash dividends paid on preferred stock	(13,828)	(13,828)

Net cash provided by (used in) financing activities	$(3,226,224)	$(799,376)

Net increase in cash and cash equivalents	$2,748,953	$1,601,109
Cash and cash equivalents at January 1	17,007,993	10,331,975

Cash and cash equivalents at September 30	$19,756,946	$11,933,084

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

BMO Harris Bank N.A., formerly Harris N.A., (the “Bank” or “BHB”) is a wholly-owned subsidiary of BMO Bankcorp, Inc., formerly Harris Bankcorp, Inc., (“Bankcorp”), a wholly-owned subsidiary of BMO Financial Corp., formerly Harris Financial Corp., (“BFC”), a wholly-owned U.S. subsidiary of Bank of Montreal (“BMO”). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated.

On July 5, 2011, BMO completed the acquisition of all outstanding voting shares of Milwaukee-based Marshall & Ilsley Corporation (“M&I”) for consideration of approximately $4.3 billion paid in BMO common shares, with fractional entitlements to BMO common shares paid in cash. Prior to the completion of the transaction, BFC purchased M&I’s Troubled Asset Relief Program preferred shares and warrants from the U.S. Treasury for approximately $1.7 billion. Immediately upon acquisition, M&I merged with and into BFC, and M&I Marshall and Ilsley Bank and M&I Bank N.A. merged with and into the Bank. In addition, The Harris Bank N.A. (a subsidiary of Bankcorp) merged with and into the Bank. At this time, Harris N.A. changed its name to BMO Harris Bank N.A. The Bank assumed approximately $46.1 billion in assets, including approximately $30.4 billion in loans, and $35.2 billion in deposits from M&I. The Bank recorded goodwill of $1.9 billion, a core deposit intangible of $483.9 million and a customer relationship intangible of $70.1 million. The results of operations for M&I Marshall and Ilsley Bank and M&I Bank N.A. have been included in the Bank’s consolidated financial statements since July 5, 2011. This acquisition substantially increased the Bank’s assets, geographic presence, scope of operations and customer base. The results of the Bank have been restated to reflect the merger of The Harris Bank N.A. into BMO Harris Bank N.A.

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

3. Cash Flows

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. Cash interest payments for the nine months ended September 30 totaled $180.9 million and $245.0 million in 2011 and 2010, respectively. Cash income tax refunds received for the nine months ended September 30, 2011 and 2010 totaled $10.1 million and $4.0 million, respectively.

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

In March 2011, October 2010, June 2010, July 2009 and December 2008, BHB recorded decreases to noninterest expense of $2.2 million, $4.7 million, $2.8 million, $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of September 30, 2011, December 31, 2010 and September 30, 2010, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $5.1 million, $7.2 million and $12.0 million, respectively.

5. Other-than-temporary impairment

During the nine months ended September 30, 2011, the Bank recorded other-than-temporary impairment of $0.5 million on auction rate securities and $0.6 million on CRA investments. During the nine months ended

September 30, 2010, the Bank recorded other-than-temporary impairment of $4.8 million. Of this amount, $4.0 million was recorded on auction rate securities, $0.6 million on municipal bonds and $0.2 million on CRA investments. The entire amount of the impairment in all periods was related to credit deterioration.

6. Recent accounting standards

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

The FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”, in April 2011. The standard clarifies the existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2012. The Bank does not expect the adoption of this standard to materially impact its financial position or results of operations.

The FASB issued ASU 2011-05, “Comprehensive Income,” in June 2011. The standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2012. The Bank does not expect the adoption of this standard to materially impact its financial position or results or operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	Oct 1, 2011 to Dec. 31, 2011	Year Ending December 31,				Thereafter	Total	Fair Value at
		2012	2013	2014	2015			September 30, 2011
Residential mortgage-backed
Amortized cost	$—	$—	$4,434	$—	$—	$423,105	$427,539	$447,092
Average Yield	—	—	4.00%	—	—	3.90%	3.94%	—

U.S. Treasury Bills
Amortized cost	$115,000	$—	$—	$—	$—	$—	$115,000	$115,000
Average Yield	0.07%	—	—	—	—	—	0.07%	—

At September 30, 2011, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2011. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are being omitted from this Report because such items are not applicable to the reporting period.

None

Item 6. Exhibits

31.1	Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2	Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2011.

/s/ PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President and CEO
(Principal Executive Officer)

/s/ PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)