Form 10-K
period 2011-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2012-03-23
CIK 1046788

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The number of shares of Common Stock, $1.00 par value, outstanding on March 23, 2012 was 1,180. No common equity is held by nonaffiliates.

Harris Preferred Capital Corporation

PART I

Forward-Looking Information

This Annual Report on Form 10-K (“Report”) of Harris Preferred Capital Corporation (the “Company”) includes certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, the regulatory environment in which the Company operates and future regulatory requirements, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in “Risk Factors” below (Item 1A of this Report). The Company assumes no obligation to update any such forward-looking statements.

ITEM 1.	BUSINESS

General

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997 pursuant to the Maryland General Corporation Law. The Company’s principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of mortgage-backed securities, notes issued by BMO Harris Bank N.A. formerly, Harris N.A. (the “Bank”) secured by Securing Mortgage Loans (defined below) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company’s assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the “Code”), and will generally not be subject to federal income tax if it distributes 90% of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single owner. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Common Stock is held by HCH, a wholly owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The 2010 Illinois statutory tax rate was 7.3% and the 2011 tax rate is 9.5% and the tax rate for 2012 is expected to be 9.5%. Management believes that the state tax expense to be incurred by the Company has not had, and in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the Preferred Shares (as defined below). This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock.

On February 11, 1998, the Company, through a public offering (the “Offering”), issued 10,000,000 shares of its 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Preferred Shares”), $1.00 par value. The Offering raised $250 million less $7.9 million of underwriting fees. The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. Holders of Preferred Shares are entitled to receive, if declared by the Company’s Board of Directors, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.8438 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, provided that, if any interest payment date on the Preferred Shares (“Interest

Payment Date”) would otherwise fall on a day that is not a Business Day, the Interest Payment Date will be on the following Business Day. The Preferred Shares may be redeemed for cash at the option of the Company, in whole or in part, at any time and from time to time, at the liquidation preference thereof, plus the quarterly accrued and unpaid dividends, if any, thereon. The Company may not redeem the Preferred Shares without prior approval from the Office of the Comptroller of the Currency (the “OCC”) or the appropriate successor or other federal regulatory agency.

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

The Company may from time to time acquire fixed-rate or variable-rate mortgage-backed securities representing interests in pools of mortgage loans. The Bank may have originated a portion of any such mortgage-backed securities by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential properties located throughout the United States. The Company intends to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“GNMA”). The Company does not intend to acquire any interest-only, principal-only or similar speculative mortgage-backed securities. All mortgage backed securities at December 31, 2011 and 2010 were government secured securities.

The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2011 and 2010 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company’s Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2011 and 2010 and for each of the years then ended, the Company did not hold any commercial mortgage loans.

The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2011, the Company held $22 million of short-term money market assets and $100 million of U.S. Treasury securities. At December 31, 2010, the Company held $24 million of short-term money market assets and $40 million of U.S. Treasury Securities.

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

The Advisory Agreements in effect in 2011 and 2010 entitled the Bank to receive advisory fees of $144 thousand and $167 thousand, respectively. It is expected that 2012 advisory fees will be approximately $151 thousand.

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

Employees

As of December 31, 2011, the Company had no paid employees. All officers of the Company were employed by the Bank.

Environmental Matters

In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company’s ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans during 2011 and 2010.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2011 as well as 2010, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Beginning January 1, 2009, the state of Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single owner. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock is held by HCH, a wholly owned subsidiary of the Bank, (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense incurred by the Company has not had, and in future years should not have, a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The Illinois statutory tax rate for 2011 was 9.5%, 7.3% for 2010 and it is expected to be 9.5% for 2012.

The following tables sets forth selected dividend information:

	Year Ended December 31, 2011
	Dividends per share	# of Shares	Declared Date	Record Date	Paid Date	Amount in Thousands
Preferred Dividends	$.46094	10,000,000	03/02/2011	03/15/2011	03/30/2011	$4,609
	.46094	10,000,000	05/25/2011	06/15/2011	06/30/2011	4,609
	.46094	10,000,000	08/31/2011	09/15/2011	09/30/2011	4,610
	.46094	10,000,000	11/30/2011	12/15/2011	12/30/2011	4,610

						$18,438

Common Stock Dividends	$294	1,180	05/25/2011	06/01/2011	08/31/2011	$347
	424	1,180	11/30/2011	12/15/2011	12/16/2011	500

						$847

	Year Ended December 31, 2010
	Dividends per share	# of Shares	Declared Date	Record Date	Paid Date	Amount in Thousands
Preferred Dividends	$.46094	10,000,000	03/05/2010	03/15/2010	03/30/2010	$4,609
	.46094	10,000,000	06/11/2010	06/15/2010	06/30/2010	4,609
	.46094	10,000,000	09/02/2010	09/15/2010	09/30/2010	4,610
	.46094	10,000,000	12/02/2010	12/15/2010	12/30/2010	4,610

						$18,438

No common stock dividends were paid in the fiscal year ended December 31, 2010

ITEM 1A.	RISK FACTORS

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

Dividends and operations of the Company restricted by regulation

Because the Company is a subsidiary of the Bank, bank regulatory authorities have the right to examine the Company and its activities. Under certain circumstances, including any determination that the Bank’s relationship to the Company results in an unsafe and unsound banking practice, such regulatory authorities will have the authority to restrict the ability of the Company to transfer assets, to make distributions to its stockholders (including dividends to the holders of Preferred Shares, as described below), or to redeem Preferred Shares, or even to require the Bank to sever its relationship with, or divest its ownership of, the Company. Such actions could potentially result in the Company’s failure to qualify as a REIT.

Payment of dividends on the Preferred Shares could also be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At December 31, 2011, the Bank’s Total risk-based capital ratio was 16.72%, Tier 1 risk-based capital ratio was 14.34% and the Tier 1 leverage ratio was 9.91%. Consequently, the Bank was categorized as “well-capitalized” by its regulator at December 31, 2011.

In addition, the National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank had to receive prior approval from the OCC before the Company declared dividends on the Preferred Shares. Prior approval from the OCC was received for dividend declarations in March 2011, May 2011 and August 2011. Because the Bank’s third quarter 2011 earnings were sufficient to eliminate the need for OCC approval of dividends on the Preferred Shares that were declared by the Company’s Board of Directors in the fourth quarter ending December 31, 2011, the Company was not required to obtain approval from the OCC for such a declaration. Further, the Company was not required to obtain approval from the OCC for dividends on the Preferred Shares declared by the Company’s Board of Directors in March 2012. The need to request similar approvals from the OCC for subsequent quarters will be determined by the Bank’s earnings for those future periods. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. At this time the Company has no reason to expect that such approvals, if required, will not be received.

On July 5, 2011 Bank of Montreal (“BMO”) completed the acquisition of Milwaukee based Marshall & Ilsley Corporation (“M&I”). M&I merged with and into BMO Financial Corporation (“BFC”) and M&I Marshall and Ilsley Bank and M&I Bank N.A. merged with and into the Bank. The acquisition was subject to an OCC Commitment Letter requiring the Bank to develop and submit a comprehensive capital plan for 2012 to the OCC. The required annual capital plan includes a schedule of capital actions, including external dividend payments by subsidiaries, which must be approved by the Federal Reserve and the OCC. On March 13, 2012 the Federal Reserve informed the Bank that it completed its 2012 Capital Plan Review, and it did not object to the proposed capital distributions through March 31, 2013 submitted to the Federal Reserve pursuant to the 2012 Capital Plan Review.

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

Illinois Tax Law Change

Beginning January 1, 2009, Illinois required a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single owner. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock are held by HCH, a wholly owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The 2010 Illinois statutory tax rate was 7.3%, for 2011 it is 9.5% and for 2012 it is anticipated to be 9.5%. Management believes that the Illinois state tax expense to be incurred by the Company has not and in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the Preferred Shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock.

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

Acquisition of Marshall and lIsley Corporation

On July 5, 2011, BMO completed the acquisition of Milwaukee-based Marshall & Ilsley Corporation (“M&I”). Immediately upon acquisition, M&I merged with and into BMO Financial Corporation (“BFC”). The results of operations for M&I have been included in BFC’s consolidated financial statements since July 5, 2011. Similarly the primary banking subsidiaries of BFC and M&I were combined on that date under the Bank. This acquisition substantially increased the Bank’s assets, geographic presence, scope of operations and customer base. The Bank continues to incur substantial integration costs in order to fully consolidate M&I legacy operations, activities, personnel, etc. There can be no assurance that the Bank will be profitable or that returns on equity and assets will be maintained at a level comparable to what the resulting Bank would otherwise earn excluding M&I operations.

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

Government regulation

The Bank is subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Some of the legislative and regulatory changes may benefit the Bank; others, however, may increase its costs of doing business and assist competitors of the Bank. In recent years, global regulators have proposed reforms that are intended to strengthen the banking sector regulatory capital and liquidity frameworks and strengthen the resilience of individual banking institutions in periods of stress, which are collectively referred to as Basel III. Based on regulatory guidance provided to date, the key building blocks of Basel III from a regulatory capital perspective include:

•	raising the quality of capital that banks are required to hold to ensure banks are better able to absorb losses on both a going-concern and liquidation basis;

•	increasing risk capital requirements, particularly for market risk, securitizations and counterparty credit risk;

•	introducing new regulatory capital ratios—primarily the Common Equity Ratio —to complement the existing Tier 1 Capital Ratio and Total Capital Ratio along with the Leverage Ratio; and

•	increasing minimum capital requirements.

The Basel III capital rules are expected to be implemented in a phased approach. The Final requirements and transition period applicable to BFC and the Bank have not yet been established by US Regulators. The final requirements may increase the amount of capital that BFC and the Bank are required to hold, and may have a negative impact on their results of operations.

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

There can be no assurance that state or federal regulators will not, in the future, impose further restrictions or limits on the Bank’s activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None as of December 31, 2011.

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

HCH presently owns all 1,180 shares of the Common Stock of the Company, which are not listed or traded on any securities exchange. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company sold 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash, the proceeds of which was used to purchase Mortgage Assets. HCH continues to own 100% of the shares of the Common Stock. On August 31, 2011, the Company paid a cash dividend of $347 thousand (declared on May 25, 2011), on the outstanding common shares to HCH, as the stockholder of record, on June 1, 2011. On December 16, 2011, the Company paid a cash dividend of $500 thousand (declared on November 30, 2011), on the outstanding common shares to HCH, the stockholder of record, on December 15, 2011. No cash dividends were paid on the outstanding common shares during 2010.

The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. During each calendar year 2011 and 2010, the Company declared and paid $18.4 million in preferred dividends to preferred stockholders. Although the Company declared cash dividends on the Preferred Shares for 2011 and 2010, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company’s financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

The Bank prepares notices relating to the Company’s dividend declaration on the Preferred Shares on the Bank’s website (www.harrisbank.com) under “Corporate Information/News Releases”. The information on the Bank’s website does not constitute a part of this Report.

The Company did not repurchase or redeem any Common Stock or Preferred Shares during 2011 or 2010. The Company did not authorize for issuance any securities of the Company under any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

	For the Years Ended December 31
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Income Data:
Interest income	$17,323	$20,466	$22,635	$21,296	$22,524
Non-interest income	4,328	326	—	—	—

Total income	$21,651	$20,792	$22,635	$21,296	$22,524
Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	9	11	12	15	18
Advisory fees paid to BMO Harris Bank N.A.	144	167	196	208	119
General and administrative	377	351	399	374	300

Total operating expenses	$530	$529	$607	$597	$437
Applicable state income taxes	2,006	1,479	1,608	—	—

Net income	$19,115	$18,784	$20,420	$20,699	$22,087
Preferred stock dividends	18,438	18,438	18,438	18,438	18,438

Net income available to common stockholder	$677	$346	$1,982	$2,261	$3,649

Basic and diluted earnings per common share	$574	$293	$1,680	$2,261	$3,649

Distributions per preferred share	$1.8438	$1.8438	$1.8438	$1.8438	$1.8438

Balance Sheet Data:
Total assets	$588,379	$586,086	$583,574	$501,130	$492,923

Total liabilities	$1,755	$1,258	$1,084	$886	$3,129

Total stockholders’ equity	$586,624	$584,828	$582,490	$500,244	$489,794

Cash Flows Data:
Net cash provided by operating activities	$15,478	$18,736	$20,618	$20,326	$22,235

Net cash provided by (used in) investing activities	$2,730	$811	$(63,682)	$(6,424)	$(3,603)

Net cash (used in) provided by financing activities	$(19,285)	$(18,438)	$59,301	$(24,088)	$(23,560)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

Summary

Year Ended December 31, 2011 Compared to December 31, 2010

The Company’s net income for 2011 was $19.1 million. This represented a 1.8% increase from 2010 net income of $18.8 million primarily due to gain on sale of securities sold.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2011 was $44 thousand on an average balance of $74 million with an average yield of .06% compared to interest income of $85 thousand on an average balance of $64 million with an average yield of .13% for 2010. Interest income on the Notes for 2011 totaled $186 thousand and yielded 6.2% on $3.0 million of average principal outstanding compared to $222 thousand of interest income yielding 6.4% on $3.5 million of average principal outstanding for 2010. The decrease in interest income from the Notes was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $3 million for 2011 and $4 million for 2010. Interest income on securities available-for-sale for 2011 was $17.1 million, resulting in a yield of 3.51% on an average balance of $487 million compared to interest income of $20.2 million, with a yield of 4.0% on an average balance of $500 million for 2010.

Gains from investment securities sales were $4.3 million and $326 thousand in 2011 and 2010, respectively.

Operating expenses for the year ended December 31, 2011 totaled $530 thousand compared to $529 thousand in 2010. Loan servicing expenses for 2011 totaled $9 thousand, a decrease of $2 thousand from 2010. The decrease was attributable to the reduction on the principal balance of the Notes. Advisory fees for the year ended December 31, 2011 were $144 thousand compared to $167 thousand a 13.8% decrease from 2010, primarily due to certain charges being reduced due to a reduction in internal costs of the Bank related to expenses of administering the Company’s activities. General and administrative expenses totaled $377 thousand for 2011 and $351 thousand for 2010, a 7.4% increase from 2010 primarily due to an adjustment reducing insurance costs in 2010.

Year Ended December 31, 2010 Compared to December 31, 2009

The Company’s net income for 2010 was $18.8 million. This represented an 8% decrease from 2009 net income of $20.4 million. Earnings decreased primarily because of a reduction in interest income on portfolio securities as market yields have declined significantly.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2010 was $85 thousand on an average balance of $64 million with an average yield of .13% compared to interest income of $31 thousand on an average balance of $33 million with an average yield of .09% for 2009. Interest income on the Notes for 2010 totaled $222 thousand and yielded 6.4% on $3.5 million of average principal outstanding compared to $246 thousand and a 6.4% yield on $3.9 million average principal outstanding for 2009. The decrease in interest income from the Notes was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $4 million for 2010 and $5 million for 2009. Interest income on securities available-for-sale for 2010 was $20.2 million, resulting in a yield of 4.0% on an average balance of $500 million compared to interest income of $22.4 million with a yield of 4.3% on an average balance of $518 million for 2009. There were no Company borrowings during either year.

Gains from investment securities sales were $326 thousand in 2010. There were no investment securities sales in 2009 or 2008.

Operating expenses for the year ended December 31, 2010 totaled $529 thousand compared to $607 thousand in 2009. Loan servicing expenses for 2010 totaled $11 thousand, a decrease of $1 thousand from 2009. This decrease was attributable to the reduction in the principal balance of the Notes. Advisory fees for the year ended December 31, 2010 were $167 thousand compared to $196 thousand, a 14.8% decrease from 2009, primarily due to certain charges for treasury services being assessed directly rather than as part of advisory fees in the current year. General and administrative expenses totaled $351 thousand for 2010 and $399 thousand for 2009, a 12.0% decrease from 2009 primarily as a result of decreased costs for insurance and legal fees partially offset by higher treasury costs.

Quarter Ended December 31, 2011 Compared to Quarter Ended December 31, 2010

The Company’s net income for the fourth quarter of 2011 was $3.4 million and for the fourth quarter of 2010 was $4.6 million.

Interest income on securities available-for-sale for the current quarter was $3.9 million resulting in a yield of 3.2% on an average balance of $481 million, compared to interest income of $4.8 million with a yield of 3.8% on an average balance of $508 million for the same period a year ago. The decrease in these assets largely reflected the challenge of generating suitable returns on new investments because of lower market interest rates. Interest income on the Notes for the fourth quarter 2011 totaled $38 thousand and yielded 6.1% on $3.0 million of average principal outstanding compared to $54 thousand and yielded 6.4% on $3.4 million of average principal outstanding. The decrease in interest income from the Notes was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. Interest income on securities purchased under agreement to resell for the current quarter was $7 thousand on an average balance of $80 million resulting in an average yield of 0.03% compared to interest income of $23 thousand on an average balance of $63 million with an average yield of 0.15% for the same period in the year-ago quarter.

There were no Company borrowings during the fourth quarter of 2011 or 2010.

Fourth quarter 2011 operating expenses totaled $162 thousand, an increase of $8 thousand from the fourth quarter of 2010. Advisory fees for the fourth quarter of 2011 were $38 thousand compared to $31 thousand in the prior year’s fourth quarter. Loan servicing fees for the fourth quarter of 2011 was $2 thousand and 2010 was $3 thousand. General and administrative expenses totaled $122 thousand both in the current quarter and for the same period in 2010.

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

A majority of the collateral underlying the Securing Mortgage Loans is located in Illinois. The financial viability of customers in this state is, in part, dependent on the state’s economy. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $2.1 million at December 31, 2011 and $2.6 million at December 31, 2010.

Interest Rate Risk

The Company’s income consists primarily of interest payments received on the Mortgage Assets and the securities it holds. If there is a decline in interest rates during a period of time when the Company must reinvest payments of interest and principal with respect to its Mortgage Assets and other interest earning assets, the Company may find it difficult to purchase additional earning assets that generate sufficient income to support payment of dividends on the Preferred Shares. Because the rate at which dividends, if, when and as authorized and declared, are payable on the Preferred Shares is fixed, there can be no assurance that an interest rate environment in which there is a decline in interest rates would not adversely affect the Company’s ability to pay dividends on the Preferred Shares.

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

As presented in the accompanying consolidated Statement of Cash Flows, the primary sources of funds in addition to the $15.5 million provided from operations during 2011 were $504.5 million from the maturities and sales of securities available-for-sale. In 2010, the primary sources of funds other than $18.7 million provided from operations were $395.3 million from the maturities and sales of securities available-for-sale. The primary uses of funds for 2011 were $502.6 million in purchases of securities available-for-sale and $18.4 million and $847 thousand in Preferred Share dividends and Common Stock dividends paid, respectively. In 2010, the primary uses of funds were $394.5 million in purchases of securities available-for-sale and $18.4 million in Preferred Share dividends

Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructung, in April 2011. The update clarifies the existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The Company’s adoption of this standard during the third quarter 2011 had no impact on the Company’s financial position or results of operations.

The FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreement in April 2011. The ASU removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to new transactions or modifications of existing transactions that occur on or after the effective date. Repurchase transactions entered into by the Company are accounted for as secured borrowings; therefore, the adoption of this ASU, effective January 1, 2012 is not expected to have an impact on the Company’s consolidated financial position or results of operations.

The FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, in May 2011. The update provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The standard results in common requirements for fair value measurement and disclosure in U.S. GAAP and IFRS and does not extend the use of fair value. The amendment will be effective for the Company for the annual reporting period ending December 31, 2012. The Company is in process of assessing the impact of adopting this standard on its financial position and results of operations.

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, in June 2011. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. The amendment will be effective for the Company for the annual reporting period ending December 31, 2012. The Company is in the process of assessing the impact of adopting this standard on its financial position and results of operations.

Tax Matters

As of December 31, 2011, the Company believes that it is in full compliance with the REIT federal income tax rules, and expects to qualify as a REIT under the provisions of the Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single owner. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock is held by HCH, a wholly-owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The Illinois statutory tax rate for 2011 is 9.5% and the tax rate for 2012 is expected to be 9.5%. For the fourth quarter and twelve months of 2011, $356 thousand and $2 million of Illinois income tax expense was recorded, respectively. For the fourth quarter and twelve months of 2010, $367 thousand and $1.5 million of Illinois income tax expense was recorded, respectively.

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

As of December 31, 2011, the Company had $2.5 million invested in Notes, a decrease of $881 thousand from December 31, 2010. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2011, the Company held $461 million in residential mortgage-backed securities compared to $517 million at December 31, 2010. At December 31, 2011 the Company has $100 million in U.S. Treasury Securities and at December 31, 2010, the Company had $40 million in U.S. Treasury Securities. At December 31, 2011, the Company held an investment of $22.0 million in securities purchased from the Bank under agreement to resell compared to $23.5 million at December 31, 2010. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

The following table stratifies the Company’s available-for-sale securities as of December 31, 2011 by maturity date (in thousands of dollars):

	Year Ending December 31							Fair Value at
	2012	2013	2014	2015	2016	Thereafter	Total	December 31, 2011

Residential mortgage-backed
Amortized cost	$—	$3,517	$—	$—	$—	$439,816	$443,333	$461,356
Average Yield	—	4.00%	—	—	—	3.84%	3.84%

US Treasuries
Amortized cost	$100,000	—	—	—	—	—	$100,000	$100,000
Average Yield	0.00%	—	—	—	—	—	0.00%

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

Disclosure Controls and Procedures

As of December 31, 2011, Paul R. Skubic, the Chairman of the Board, Chief Executive Officer and President of the Company, and Pamela C. Piarowski, the Chief Financial Officer of the Company, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that these disclosure controls and procedures are effective to ensure that material information for the Company required to be included in this Report has been made known to them in a timely fashion.

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

Harris Preferred Capital Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting using the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2011.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for non-accelerated filers under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held
Paul R. Skubic	63	Chairman of the Board, President
Pamela C. Piarowski	52	Chief Financial Officer, Treasurer
Margaret M. Sulkin	53	Assistant Treasurer
Delbert J. Wacker	80	Director
David J. Blockowicz	69	Director
Forrest M. Schneider	64	Director
Frank M. Novosel	65	Director

The following is a summary of the business experience of the directors of the Company:

Mr. Skubic has been a director of the Company since inception, January 2, 1998. Mr. Skubic was Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc. and the Bank since 1990 to 2011. In July, 2011, Mr. Skubic became Vice President Financial Strategy for the Bank. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a Certified Public Accountant. Based primarily upon Mr. Skubic’s extensive 21 year management and leadership experience as the Vice President and Controller of a national banking association and as the Chief Accounting Officer for Harris Bankcorp, Inc.; strong strategic planning, accounting, financial, banking and risk analysis skills and experience; and tenure and contributions as a current officer, Board member and Board committee member, the Board and the Company’s common stockholder determined that Mr. Skubic should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Wacker has been a director of the Company since inception, January 2, 1998. Mr. Wacker is a retired partner from Arthur Andersen & Co. since 1987 after 34 years. From July 1988 to November 1990, he was Vice President -Treasurer, Parkside Medical Services, a subsidiary of Lutheran General Health System. From November 1990 to September 1993, he completed various financial consulting projects for Lutheran General. He is a Certified Public Accountant. Based primarily upon Mr. Wacker’s extensive 40-year management and leadership experience as a former partner of a national accounting firm and as former Vice President-Treasurer and financial consultant for a health care system; strong accounting, financial and risk analysis skills and experience; and tenure and contributions as a current Board member and Board committee member, the Board and the Company’s common stockholder determined that Mr. Wacker should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Blockowicz has been a director of the Company since inception, January 2, 1998. Mr. Blockowicz is a Certified Public Accountant and is a partner with Blockowicz & Tognocchi LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990. Blockowicz & Tognocchi LLC is a professional tax consulting firm and is not a parent, subsidiary or other affiliate of the Company. Based primarily upon Mr. Blockowicz’s extensive 33-year management and leadership experience as a former partner of a national accounting firm and as a partner of a professional tax consulting firm; strong taxation, accounting and financial skills and experience; and tenure and contributions as a current Board member and Board committee chairperson, the Board and the Company’s common stockholder determined that Mr. Blockowicz should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Schneider has been a director of the Company since 2000. Mr. Schneider is a retired Vice President of Lane Industries, Inc (until September 30, 2010 Mr. Schneider served as President and Chief Executive Officer of Lane Industries). Mr. Schneider has been a director of Lane Industries, a diversified holding company from 2000 until September 30, 2010. He was originally employed by Lane Industries in 1976. Lane Industries is not a parent, subsidiary or other affiliate of the Company. He is a graduate of the University of Illinois at Chicago, where he received his B.S. in Finance. He also holds a M.S. in Finance from the University of Illinois at Urbana, Champaign. Mr. Schneider served as a director of General Binding Corporation (NASDAQ) from 2000 until 2005 and served on the governance and compensation committees. Mr. Schneider served as a director of ACCO Brands Corporation (NYSE) from 2005 until 2006. Based primarily upon Mr. Schneider’s extensive 10 year executive management and leadership experience as a President, Chief Executive Officer and director of a diversified holding company; strong strategic planning, financial, risk analysis and administrative skills and experience; and tenure and contributions as a current Board member and Board committee member, the Board and the Company’s common stockholder determined that Mr. Schneider should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

Mr. Novosel has been a director of the Company since inception, January 2, 1998. Mr. Novosel was a Vice President in the Treasury Group of the Bank from 1995 and served as Treasurer of the Company until his retirement from the Bank in November, 2008. Previously, he served as Treasurer of Harris Bankcorp, Inc. Mr. Novosel is a Chartered Financial Analyst and a member of the CFA Society of Chicago. Based primarily upon Mr. Novosel’s extensive 25-year management and leadership experience as a former Vice President of the Bank and former Treasurer of the Company; strong strategic planning, financial, banking and risk analysis skills and experience; and tenure and contributions as a current Board member and Board committee member, the Board and the Company’s common stockholder determined that Mr. Novosel should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

The following is a summary of the business experience of the executive officers who are not directors of the Company:

Ms. Piarowski has been Chief Financial Officer of the Company since May 31, 2006 and Treasurer since 2008, although she previously served as Chief Financial Officer of the Company from June 2001 through July 2003. In 2003, she was appointed Vice-President, Financial Performance Management, Bank of Montreal. In April, 2006 she was appointed Vice-President and Chief Financial Officer, BMO US. As of January 25, 2012 she was appointed Senior Vice-President Finance BMO Financial Corp. She is a certified public accountant.

Ms. Sulkin has been a Vice President in the Taxation Department of the Bank since 1992. Ms. Sulkin has been employed by the Bank since 1984. Prior to joining the Bank, she was employed by KPMG LLP. She is a certified public accountant.

Independent Directors

The terms of the Preferred Shares require that, as long as any Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Company’s Independent Directors (as defined in Item 13 (c) below). Delbert J. Wacker, David J. Blockowicz, Frank M. Novosel and Forrest M. Schneider are the Company’s Independent Directors.

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

Investment Committee

The Board of Directors of the Company has established an Investment Committee, with an approved Investment Committee Charter, which will assist the Board of Directors in discharging its oversight responsibilities in reviewing the Company’s investment policies, strategies, transactions and performance, and in overseeing the Company’s capital and financial resources. The Investment Committee is required to be composed of at least two members of the Board of Directors, with one appointed chairperson. The Investment Committee is comprised of the Committee chairperson, Frank M. Novosel and Paul R. Skubic.

Compensation of Directors

The Company pays directors who are not currently officers of the Bank or its affiliates (“Non Bank Director”) and Independent Directors (as defined in Item 13 (c) below) fees for their services as directors. For the Company’s 2011 fiscal year, Non Bank Directors and Independent Directors received a fee of $3,000 per quarter, and the members of the Investment Committee received $4,000 per quarter. Directors also received $1,000 for each meeting of the Board of Directors or Audit Committee that they attended as members. The following table shows the compensation received in 2011. The Company has not paid and does not currently intend to pay any compensation to directors who are not Independent Directors or to Non Bank Directors or who are active Bank officers.

For the Company’s 2012 fiscal year, Non Bank Directors and Independent Directors will receive a fee of $4,000 per quarter, and the members of the Investment Committee will receive $6,000 per quarter. Directors will also receive $1,200 for each meeting of the Board of Directors or Audit Committee that they attend as members.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Delbert J. Wacker *	$20,000	—	—	—	—	—	$20,000
David J. Blockowicz *	20,000	—	—	—	—	—	20,000
Forrest M. Schneider *	20,000	—	—	—	—	—	20,000
Frank M. Novosel **	32,000	—	—	—	—	—	32,000

	$92,000	—	—	—	—	—	$92,000

*	Represents $16,000 in compensation received as Independent Director and $4,000 in compensation received as an Audit Committee Member.

**	Represents $16,000 in compensation received as a Independent Director and $16,000 in compensation received as an Investment Committee Member.

The Company has adopted a code of ethics for its senior officers, including the executive officers, which is filed as an Exhibit hereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed with respect to the year ended December 31, 2011, the Company believes that all ownership reports were filed on a timely basis.

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

(b)    Security Ownership of Management

The following table shows the ownership as of March 23, 2012 of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the officers or directors who own any such shares.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Preferred Stock	Paul R. Skubic	8,625 Shares	.032%
Preferred Stock	Forrest Schneider	8,965 Shares	.033%
Preferred Stock	David J. Blockowicz	3,300 Shares	.012%
Preferred Stock	Frank M. Novosel	3,500 Shares	.013%
Preferred Stock	Delbert Wacker	3,000 Shares	.011%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a)    Transactions with Related Persons

The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the Common Stock of the Company. Paul R. Skubic, Chairman of the Board of the Company, and its executive officers, Pamela C. Piarowski, and Margaret M. Sulkin, are also officers of the Bank.

A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2011, 2010 and 2009 the Company received repayments on the Notes of $881 thousand, $215 thousand and $700 thousand, respectively. In years ended December 31, 2011, 2010 and 2009 the Bank paid interest on the Notes in the amount of $186 thousand, $222 thousand and $246 thousand, respectively, to the Company.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2011, the Company held $22 million of such assets and earned $44 thousand of interest from the Bank during 2011. At December 31, 2010, the Company held $24 million of such assets and earned $85 thousand of interest for 2010. At December 31, 2009, the Company held $22 million of such assets and earned $31 thousand of interest for 2009. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this report. In 2011, the Bank received payments of $9 thousand and $144 thousand, respectively, compared to $11 thousand and $167 thousand for 2010, under the terms of these agreements. In 2009, the Bank received payments of $12 thousand and $196 thousand for 2009, under the terms of these agreements.

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

Audit Fees

For the years ended December 31, 2011 and 2010, the Company’s principal accountant billed $66 thousand and $65 thousand, respectively, for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the Company’s financial statements outside of those fees disclosed above under “Audit Fees” for the years ended December 31, 2011 and 2010.

Tax Fees

There were no fees billed for tax-related services for the years ended December 31, 2011 and 2010.

All Other Fees

There were no other fees billed to the Company by the Company’s principal accountants other than those disclosed above for the years ended December 31, 2011 and 2010.

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

(3) Exhibits:

*3(a)(I)	Articles of Incorporation of the Company, as amended
**3(b)	Bylaws of the Company
***4	Specimen of certificate representing Series A Preferred Shares
***10(a)	Form of Servicing Agreement between the Company and the Bank
***10(b)	Form of Advisory Agreement between the Company and the Bank
***10(c)	Form of Bank Loan Agreement between the Company and the Bank
***10(d)	Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14	Code of Ethics for Senior Officers (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
24	Power of attorney
31.1	Certification of Pamela C. Piarowski pursuant to Rule 13a — 14(a)

31.2	Certification of Paul R. Skubic pursuant to Rule 13a — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS*****	XBRL Instance Document
101.SCH*****	XBRL Taxonomy Extension Schema Document
101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated March 4, 2009.

**	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated August 31, 2007.

***	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

*****	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2012.

/s/ PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President and CEO
(Principal Executive Officer)

/s/ PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Paul R. Skubic, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 23rd day of March 2012.

David J. Blockowicz	Forrest M. Schneider
Frank M. Novosel	Delbert J. Wacker

Paul R. Skubic

Attorney-In-Fact

Supplemental Information

No proxy statement will be sent to security holders in 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Harris Preferred Capital Corporation:

We have audited the accompanying consolidated balance sheets of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Chicago, Illinois

March 23, 2012

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	December 31 2011	December 31 2010
	(in thousands, except share data)
Assets
Cash on deposit with BMO Harris Bank N.A.	$948	$525
Securities purchased from BMO Harris Bank N.A. under agreement to resell	22,000	23,500

Total cash and cash equivalents with BMO Harris Bank N.A.	$22,948	$24,025
Notes receivable from BMO Harris Bank N.A.	2,488	3,369
Securities available for sale, at fair value
Mortgage-backed	461,356	516,911
U.S. Treasury Bills	100,000	40,000
Other assets	1,587	1,781

Total assets	$588,379	$586,086

Liabilities and Stockholders’ Equity
Accrued expenses	$111	$114
Accrued taxes payable and deferred tax liabilities	1,644	1,144

Total liabilities	$1,755	$1,258

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1
Additional paid-in capital	320,733	320,733
Distributions in Excess of Earnings	(425)	(255)
Accumulated other comprehensive income	16,315	14,349

Total stockholders’ equity	$586,624	$584,828

Total liabilities and stockholders’ equity	$588,379	$586,086

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income

and Comprehensive Income

	For the Years Ended December 31
	2011	2010	2009
	(in thousands)
Interest income:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	$44	$85	$31
Notes receivable from BMO Harris Bank N.A.	186	222	246
Securities available for sale:
Mortgage-backed	17,091	20,152	22,356
U.S. Treasury Bills	2	7	2

Total interest income	$17,323	$20,466	$22,635

Noninterest income:
Gain on sale of securities	4,328	326	—

Total income	$21,651	$20,792	$22,635

Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	$9	$11	$12
Advisory fees paid to BMO Harris Bank N.A.	144	167	196
General and administrative	377	351	399

Total operating expenses	$530	$529	$607

Income before income taxes	$21,121	$20,263	$22,028
Applicable state income taxes	2,006	1,479	1,608

Net Income	$19,115	$18,784	$20,420
Preferred stock dividends	18,438	18,438	18,438

Net income available to common stockholder	$677	$346	$1,982

Basic and diluted earnings per common share	$574	$293	$1,680

Average number of common shares outstanding	1,180	1,180	1,148
Net income	$19,115	$18,784	$20,420
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains arising during the period, net of deferred state taxes	5,883	2,294	2,525
Less reclassification adjustment for realized gains included in net income, net of state tax effect	3,917	302	—

Comprehensive income	$21,081	$20,776	$22,945

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands except per share data)
Balance at December 31, 2008	$250,000	$1	$240,733	$(322)	$9,832	$500,244

Net income	$—	$—	$—	$20,420	$—	$20,420
Other comprehensive income	—	—	—	—	2,525	2,525
Capital contribution and issuance of common stock			80,000			80,000
Dividends declared on common stock ($1,916 per share)	—	—	—	(2,261)	—	(2,261)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)		(18,438)

Balance at December 31, 2009	$250,000	$1	$320,733	$(601)	$12,357	$582,490

Net income	$—	$—	$—	$18,784	$—	$18,784
Other comprehensive income	—	—	—	—	1,992	1,992
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2010	$250,000	$1	$320,733	$(255)	$14,349	$584,828

Net income	$—	$—	$—	$19,115	$—	$19,115
Other comprehensive income	—	—	—	—	1,966	1,966
Dividends declared on common stock ($.7178 per share)	—	—		(847)	—	(847)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)		(18,438)

Balance at December 31, 2011	$250,000	$1	$320,733	$(425)	$16,315	$586,624

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2011	2010	2009
	(in thousands)
Operating Activities:
Net income	$19,115	$18,784	$20,420
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(4,328)	(326)	—
Decrease in other assets	194	104	—
Increase (decrease) in accrued expenses	(3)	(2)	4
Increase in accrued taxes payable and deferred tax liabilities	500	176	194

Net cash provided by operating activities	$15,478	$18,736	$20,618

Investing Activities:
Repayments of notes receivable from BMO Harris Bank N.A.	$881	$215	$700
Purchases of securities available-for-sale	(502,611)	(394,504)	(336,736)
Proceeds from maturities/redemptions of securities available-for-sale	446,714	389,407	272,354
Proceeds from sales of securities available-for-sale	57,746	5,693	—

Net cash provided by (used in) investing activities	$2,730	$811	$(63,682)

Financing Activities:
Cash dividends paid on preferred stock	$(18,438)	$(18,438)	$(18,438)
Cash dividends paid on common stock	(847)	—	(2,261)
Capital contribution and issuance of common stock	—	—	80,000

Net cash (used in) provided by financing activities	$(19,285)	$(18,438)	$59,301

Net (decrease) increase in cash and cash equivalents with BMO Harris Bank N.A.	$(1,077)	$1,109	$16,237
Cash and cash equivalents with BMO Harris Bank N.A. at beginning of year	24,025	22,916	6,679

Cash and cash equivalents with BMO Harris Bank N.A. at end of year	$22,948	$24,025	$22,916

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
State income taxes	$2,089	16	—

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Basis of Presentation

Harris Preferred Capital Corporation (the “Company”) is a Maryland corporation whose principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of a limited recourse note or notes (the “Notes”) issued by BMO Harris Bank N.A. (the “Bank”) secured by real estate mortgage assets (the “Securing Mortgage Loans”) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company holds its assets through a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), and will generally not be subject to Federal income tax to the extent that it meets all of the REIT requirements in the Code Sections 856-860. All of the 1,180 shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly-owned subsidiary of the Bank. On December 30, 1998, the Bank transferred its ownership of the common stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A (the “Preferred Shares”), $1.00 par value, is outstanding. The Company was formed to provide the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes.

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

Allowance for Loan Losses

The allowance for probable loan losses is maintained at a level considered adequate to provide for probable loan losses or losses on Notes Receivable collateralized by loans. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management’s estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2011 and 2010, no allowance for loan losses or provision for loan losses was recorded under this policy.

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

At December 31, 2011 the Company has provided $1.6 million of deferred Illinois taxes on unrealized holdings gains recognized in comprehensive income. At December 31, 2010 the Company provided $1.1 million of deferred Illinois taxes on unrealized holdings gains recognized in comprehensive income.

At December 31, 2011 and 2010, the Company recorded deferred state income taxes related to unrealized holding gains in its investment portfolio. These taxes would be payable in future periods, assuming such gains were realized. During 2011, several securities were sold with a gain of $4.3 million and the related state tax payment was $411 thousand. During 2010, a security was sold with a gain of $326 thousand and the related state tax payment was $24 thousand.

Securities

The Company classifies all securities as available-for-sale, even if the Company has no current plans to divest. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity net of related tax effects.

Interest income on securities, including amortization of discount or premium on an effective yield basis, is included in earnings. Realized gains and losses, as a result of securities sales, are included in gain or loss on sale of securities in the consolidated statements of income, with the cost of securities sold determined on the specific identification basis.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term assets and are reflected as securities purchased under agreement to resell in the consolidated balance sheets. Securities purchased under agreement to resell for 2011 and 2010 totaled $22 million and $24 million, respectively. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company’s account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company’s interest in these securities.

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

Available-for-sale securities and other investments are subject to ongoing other-than-temporary impairment reviews. In determining whether a loss is temporary, factors considered include the extent of the unrealized loss, the length of time that the security has been in an unrealized loss position, the financial condition and near-term prospects of the issuer, and whether the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the investment before the recovery of the investment’s amortized cost basis. If a decline is considered to be other-than-temporary, a write-down is recorded in the Consolidated Statements of Income and Comprehensive Income as other-than-temporary impairment on securities, and a new cost basis is established. In the event an available-for-sale debt security is considered to be other-than-temporarily impaired and the Company does not intend to sell the security, then the amount of the impairment charge equal to the credit loss is recorded in earnings and the remaining non credit-related impairment charge is recorded in other comprehensive income.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, in April 2011. The standard clarifies the existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The Company’s adoption of this standard during the third quarter 2011, had no impact on the Company’s financial position or results of operations.

The FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements in April 2011. The ASU removes from the assessment of effective control the criterion requiring a transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. The ASU is effective for the first interim or annual period beginning on or after December 15, 2011 and is to be applied prospectively to new transactions or modifications of existing transactions that occur on or after the effective date. Repurchase transactions entered into by the Company are accounted for as secured borrowings; therefore, the adoption of this ASU, effective January 1, 2012, is not expected to have an impact on the Company’s consolidated financial position or results of operations.

The FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, in May 2011. The standard provides guidance about how fair value should be applied where it is already required or permitted under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The standard results in common requirements for fair value measurement and disclosure in U.S. GAAP and IFRS and does not extend the use of fair value. The amendment will be effective for the Company for the annual reporting period ending December 31, 2012. The Company is in process of assessing the impact of adopting this standard on its financial position and results of operations.

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, in June 2011. The standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. The amendment will be effective for the Company for the annual reporting period ending December 31, 2012. The Company is in the process of assessing the impact of adopting this standard on its financial position and results of operations.

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

3.     Notes Receivable from the Bank

On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a fixed rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Securing Mortgage Loans. During 2011, 2010 and 2009 the Company received principal repayments on the Notes of $881 thousand, $215 thousand and $700 thousand, respectively. For years ended December 31, 2011, 2010 and 2009, the Bank paid interest on the Notes in the amount of $186 thousand, $222 thousand and $246 thousand, respectively, to the Company.

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

The balance of Securing Mortgage Loans at December 31, 2011 and 2010 was $3 million and $4.2 million, respectively. The weighted average interest rate on those loans at December 31, 2011 and 2010 was 5.2% and 5.7%, respectively.

None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2011 or 2010.

A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in Illinois is, in part, dependent on that state’s economy. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $2.1 million at December 31, 2011 and $2.6 million at December 31, 2010.

4.     Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$443,333	$18,023	$—	$461,356
U.S. Treasury Bills	100,000	—	—	100,000

Total Securities	$543,333	$18,023	$—	$561,356

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$501,435	$17,439	$1,963	$516,911
U.S. Treasury Bills	40,000	—	—	$40,000

Total Securities	$541,435	$17,439	$1,963	$556,911

The following table summarizes residential mortgage-backed securities with unrealized losses as of December 31, 2011 and 2010, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by residential mortgage-backed securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for 12 or more months. There were no securities with unrealized losses as of December 31, 2011. Management believes that all of the unrealized losses are temporary, since the unrealized losses on investments in mortgage-backed securities and U.S. Treasuries reflect changes in interest rates rather than credit deterioration. The contractual cash flows of these securities are guaranteed by a U.S. government-

sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There was a $3.9 million reclassification adjustment for realized securities gains to other comprehensive income during 2011. There was a $302 thousand reclassification adjustment for realized securities gains to other comprehensive income during 2010. There were no reclassification adjustments to other comprehensive income during 2009.

December 31, 2010

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Residential mortgage-backed	$79,133	$1,963	$—	$—	$79,133	$1,963

Total	$79,133	$1,963	$—	$—	$79,133	$1,963

The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Maturities:
Within 1 year	$100,000	$100,000
1 to 5 years	3,517	3,610
5 to 10 years	70,055	75,031
Over 10 years	369,761	382,715

Total Securities	$543,333	$561,356

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

The valuations of assets that are measured at fair value on a recurring basis at December 31, 2011 and 2010 are presented in the following table.

	Fair Value 12/31/11	Fair Value Measurements Using
		Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities:
Residential mortgage-backed	$461,356	$—	$461,356	$—
U.S. Treasury	100,000	100,000	—	—

	$561,356	$100,000	$461,356	$—

	Fair Value 12/31/10	Fair Value Measurements Using
		Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities:
Residential mortgage-backed	$516,911	$—	$516,911	$—
U.S. Treasury	40,000	40,000	—	—

	$556,911	$40,000	$516,911	$—

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

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 4 and 5.

The estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 are presented in the following table:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash on deposit with BMO Harris Bank N.A.	$948	$948	$525	$525
Securities purchased from BMO Harris Bank N.A. under agreement to resell	22,000	22,000	23,500	23,500
Notes receivable from BMO Harris Bank N.A.	2,488	4,800	3,369	4,758
Securities available-for-sale	561,356	561,356	556,911	556,911
Accrued interest receivable	1,587	1,587	1,781	1,781

Total on-balance-sheet financial assets	$588,379	$590,691	$586,086	$587,475

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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends declared to the holders of the Preferred Shares for the years ended December 31, 2011 and 2010 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2011 were 100% ordinary income for the dividends paid in Quarters 2 and 4 and 33.37% ordinary and 66.63% capital gain for the dividend paid in the 1st quarter and 72.72% ordinary and 27.28% capital gain for the dividend paid in the 3rd quarter of 2011. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2010 were 100% ordinary income for the dividends paid in Quarters 1, 2 and 3 and 92.99% ordinary and 7.01% capital gain for the dividend paid in the 4th quarter of 2010.

On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company sold 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash to bring the number of shares outstanding to 1,180. On August 31, 2011 the Company paid a cash dividend of $347 thousand (declared on May 25, 2011) on the outstanding common shares to the stockholder of record on June 1, 2011. The Company made the election under Internal Revenue Code Section 858(a) to treat this dividend as having been paid in 2010. On December 16, 2011 the Company paid a cash dividend of $500 thousand (declared on November 30, 2011) on the outstanding common shares to the stockholder of record on December 15, 2011.

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

The Advisory Agreement in effect for 2011, 2010 and 2009 entitled the Bank to receive advisory fees of $144 thousand, $167 thousand, and $196 thousand, respectively for processing, recordkeeping, legal, management and other services.

The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the “Servicing Agreement”). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2011, 2010 and 2009 the Bank received payments of $9 thousand, $11 thousand and $12 thousand, respectively.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2011, the Company held $22 million of such assets and had earned $44 thousand of interest from the Bank during 2011. At December 31, 2010, the Company held $24 million of such assets and earned $85 thousand of interest for 2010. At December 31, 2009, the Company held $22 million of such assets and earned $31 thousand of interest for 2009. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

9.    Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in mortgage assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

10.    Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2011 and 2010, there was no pending litigation against the Company.

11.    Quarterly Financial Information (unaudited)

The following table sets forth selected quarterly financial data for the Company:

	Year Ended December 31, 2011				Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Total interest income	$4,745	$4,593	$4,075	$3,910	$5,350	$5,211	$5,062	$4,843
Total noninterest income	3,115	(44)	1,258	—	—	—	—	326
Total operating expenses	155	113	100	162	195	119	61	154

Net income before income taxes	$7,705	$4,436	$5,233	$3,748	$5,155	$5,092	$5,001	$5,015
Applicable state income taxes	732	421	498	356	376	371	365	367

Net Income	$6,973	$4,015	$4,735	$3,392	$4,779	$4,721	$4,636	$4,648
Preferred dividends	4,609	4,609	4,610	4,610	4,609	4,609	4,610	4,610

Net income available (loss allocated)to common stockholder	$2,364	$(594)	$125	$(1,218)	$170	$112	$26	$37

Basic and diluted earnings(loss) per common share	$2,004	$(504)	$107	$(1,032)	$144	$94	$23	$32

Financial Statements of BMO Harris Bank N.A.

The following unaudited financial information and audited financial statements for the Bank are included because the Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

BMO HARRIS BANK N.A.

(formerly Harris N.A.)

a wholly-owned subsidiary of BMO Financial Corp.

(formerly Harris Financial Corp.)

Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

BMO HARRIS BANK N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

2011 Compared to 2010

Summary

For 2011, BMO Harris Bank N.A. and subsidiaries (the “Bank”) reported net income available for common stockholder of $337.4 million, an increase of $331.9 million from 2010 earnings of $5.5 million, mainly due to the significant increase in the size of the entity from the acquisition of M&I Marshall & Ilsley Bank and M&I Bank N.A. (collectively “M&I Bank”) (Note 2). Excluding the results of M&I as well as related costs for restructuring and integration with a net impact of $87.7 million, the Bank would have reported a net loss available for common stockholder of $35.6 million.

Net interest income was $1,971.6 million in 2011, up $1,078.0 million from a year ago, largely due to the additional net interest income associated with M&I. Excluding the impact of M&I, net interest income would have declined $54.5 million or 6.1 percent as lower interest income on loans and other earning assets were partially offset by a reduction in the cost of borrowings and deposits. Average earning assets increased to $64.4 billion in 2011 from $41.1 billion in 2010. This reflects the addition of $17.4 billion from M&I and an increase in lower-yielding interest bearing deposits placed at the Federal Reserve Bank (“FRB”) ($5.7 billion) partially offset by a decrease in the Bank’s legacy loan balances ($1.0 billion). Net interest margin for the year was 3.10 percent, an increase of 86 basis points from 2.24 percent in 2010. The higher margin reflects $487.3 million of interest income related to the purchased loan portfolio discount amortization and higher yield on the M&I portfolio partially offset by reduced yields on the legacy loan portfolio and securities available-for-sale as well as the increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank. The margin was also favorably affected by reduced interest cost on long-term notes payable.

Provision for loan losses for 2011 was $343.2 million, an increase of $24.6 million from 2010, mainly attributable to $102.9 million related to the M&I portfolio and $20.2 million of provision for loan losses related to loans associated with the acquisition of AMCORE Bank, N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (“FDIC”) on April 23, 2010 (Note 2), partially offset by the release of $73.0 million of general reserves of the legacy Bank portfolio. Net loan charge-offs for the year were $316.8 million compared to $303.4 million in 2010 mainly due to higher consumer and commercial charge-offs. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for 2011 of $753.2 million reflects the addition of $196.6 million of fees and other income from M&I. Excluding this additional revenue, noninterest income decreased $40.7 million or 6.8 percent from a year ago driven by lower charge card income ($22.0 million), trading revenue ($16.6 million) and service charges and fees ($12.2 million) plus a reduction in the FDIC indemnification asset associated with the AMCORE acquisition ($38.8 million) partially offset by higher net securities gains, other than trading ($21.4 million), net equity securities gains ($8.9 million), dividends on FRB stock ($8.7 million), trust and investment management fees ($7.3 million) and a lower level of other-than-temporary impairment on securities ($4.2 million).

In 2011 noninterest expenses were $1,921.3 million, which reflects the addition of $486.4 million of operating expense, $109.9 million of integration costs, $47.6 million of intangible amortization, and $24.4 million of restructuring charges related to the M&I acquisition. Excluding these costs, expenses were up $57.0 million or 4.8 percent from 2010 driven by higher personnel expense ($34.3 million), other real estate expense ($21.5 million), outside information processing, database and network fees ($10.4 million), net charges for intercompany services ($7.4 million) and professional fees ($7.1 million) partially offset by lower marketing costs ($6.9 million), FDIC insurance ($5.7 million), charge card expense ($5.0 million) and equipment ($2.8 million) and an increase in the Visa indemnification reversal ($3.6 million). Income tax expense increased $150.9 million from a tax benefit in 2010 primarily due to the increase in pre-tax income between periods. The tax benefit recorded a year ago exceeded pre-tax earnings primarily due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at December 31, 2011 totaled $1,202 million or 2.35 percent of total loans, up from $916 million or 4.00 percent of total loans at December 31, 2010, primarily attributable to the addition of M&I non-performing commercial loans. Total nonperforming loans at December 31, 2011 include $414 million of M&I impaired loans from new originations. The purchased impaired loans of M&I are excluded from nonperforming loan totals. Nonperforming loans as a percentage of total loans decreased from last year attributable to higher total loans as a result of the acquisition of M&I loan portfolio ($28.4 billion as of December 31, 2011). At December 31, 2011, the allowance for loan losses was $760.9 million, equal to 1.49 percent of loans outstanding compared to $721.9 million or 3.16 percent of loans outstanding at December 31, 2010. Coverage of nonperforming loans by the allowance for loan losses decreased from 79 percent at December 31, 2010 to 71 percent at December 31, 2011 primarily due to M&I non-performing loans. Ratios reflect the fair value adjustments recorded on the M&I loan portfolio at the time of acquisition and the merger of The Harris Bank N.A. into the Bank effective July 5th (Note 2).

At December 31, 2011, total stockholders’ equity amounted to $14.0 billion, up $8.6 billion from December 31, 2010, largely due to the M&I acquisition, effected through the issuance of stock and capital contribution from BMO. Return on equity was 3.68 percent for the year, compared to 0.12 percent last year. Return on assets was 0.47 percent compared to 0.01 percent a year ago. The Bank did not declare any dividends on common stock in either 2011 or 2010.

At December 31, 2011, Tier 1 capital of the Bank amounted to $8.8 billion, up $4.4 billion from a year ago, while risk-weighted assets increased by $33.9 billion to $61.5 billion. The Bank’s December 31, 2011 Tier 1 and total risk-based capital ratios were 14.34 percent and 16.72 percent compared to respective ratios of 15.98 percent and 17.87 percent at December 31, 2010. The regulatory Tier 1 leverage capital ratio was 9.91 percent for the year compared to 9.64 percent at year-end 2010. The Bank’s capital ratios significantly exceed the prescribed regulatory minimum for “well-capitalized” banks.

BMO Financial Corp. (“BFC”) was required to submit a capital plan to the Federal Reserve in January 2012, pursuant to its 2012 Capital Plan Review. On March 13, 2012, the Federal Reserve informed BFC that it had completed its 2012 Capital Plan Review and it did not object to the proposed capital distributions included in BFC’s capital plan through March 31, 2013. These distributions include potential dividends to be paid to preferred shareholders of Harris Preferred Capital Corporation.

2010 Compared to 2009

Summary

For 2010, BMO Harris Bank N.A. and subsidiaries (the “Bank”) reported net income available for common stockholder of $5.5 million, compared to a net loss of $121.3 million for 2009, reflecting a significant reduction in the provision for loan losses. Results for 2010 also include the impact associated with both the Diners Club North American (“Diners Club”) franchise purchased from an unrelated bank, which closed on December 31, 2009, and the acquisition of certain assets and liabilities of Rockford, IL based AMCORE Bank, N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (FDIC) on April 23, 2010.

Net interest income was $893.6 million, down $13.8 million or 1.5 percent from a year ago, as lower earnings on loans and securities available-for-sale were largely offset by a reduction in the cost of deposits and the additional net interest income associated with the acquisition of AMCORE and Diners Club. Average earning assets of $41.1 billion in 2010 were up slightly from 2009, as a $3.5 billion increase in interest bearing deposits placed at the Federal Reserve Bank was offset by a $1.5 billion decrease in loan balances and a $1.3 billion decline in other securities and money market assets. The impact on interest income from a $0.3 billion increase in earning assets was more than offset by a 5 basis point decline in the net interest margin to 2.24 percent from 2.29 percent for 2009. The lower margin reflects reduced yield on loans and a lower rate of return on securities available-for-sale as well as an increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank, partially offset by lower interest costs of deposits.

Provision for loan losses for 2010 was $318.6 million, a decrease of $248.1 million from 2009. The decline is attributed to decreases in both commercial and consumer net charge-offs as well as a reduction in the general provision for consumer loan losses, partially offset by provisions of $39.1 million for the Diners Club card portfolio and $22.0 million for mortgage loans. Net loan charge-offs for the year were $303.4 million compared to $446.4 million in 2009 primarily due to lower commercial charge-offs. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for 2010 was $597.2 million, an increase of $87.9 million or 17.3 percent from 2009. The $113.0 million of additional charge card income associated with the Diners Club credit card portfolio and higher trust fees ($14.0 million) and trading income ($9.3 million) were partially offset by decreases in net gains on equity securities and securities other than trading ($29.2 million), service charges and fees ($9.0 million) and foreign exchange trading gains ($6.6 million).

Noninterest expenses were $1,195.4 million during 2010, an increase of $120.9 million or 11.3 percent from 2009. Higher costs associated with the Diners Club credit card portfolio ($45.0 million) and the acquisition of AMCORE ($82.8 million – of which $26.4 million is directly related to integration activities) drove the increase. Excluding these costs, noninterest expenses decreased $6.9 million or 0.6 percent as a reduction in FDIC insurance ($17.4 million), charges for intercompany services ($8.6 million) and net occupancy costs ($6.5 million) were largely offset by higher costs associated with recent marketing campaigns ($17.1 million) and credit reserves for off-balance sheet risks ($10.6 million). The income tax benefit decreased $74.6 million from 2009 primarily due to the decrease in pre-tax loss between periods. The tax benefit also includes the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at December 31, 2010 totaled $916 million or 4.00 percent of total loans, up from $498 million or 2.10 percent of total loans at December 31, 2009. The increase was mainly in commercial real estate loans partially offset by sales of nonperforming loans in 2009 and 2010 to psps Holdings, LLC (“psps”), a subsidiary of BMO Financial Corp., in the amount of $503 million and $272 million, respectively. At December 31, 2010, the allowance for loan losses was $721.9 million, equal to 3.16 percent of loans outstanding compared to $698.6 million or 2.95 percent of loans outstanding at December 31, 2009. Coverage of nonperforming loans by the allowance for loan losses decreased from 140 percent at December 31, 2009 to 79 percent at December 31, 2010.

At December 31, 2010 consolidated stockholder’s equity of the Bank amounted to $5.3 billion, up $965 million from December 31, 2009, mainly due to capital contributions from BMO Financial Corp. of approximately $1.0 billion during the year. Return (loss) on equity was 0.12 percent for the year compared to (3.11) percent last year. Return (loss) on assets was 0.01 percent compared to (0.27) percent a year ago. The Bank did not declare any dividends on common stock in either 2010 or 2009.

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

Independent Auditors’ Report

The Stockholder and Board of Directors

BMO Harris Bank N.A.:

We have audited the accompanying consolidated statements of condition of BMO Harris Bank N.A., and subsidiaries (the Bank), an indirect wholly-owned subsidiary of Bank of Montreal, as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMO Harris Bank N.A. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

We also have examined in accordance with attestation standards established by the American Institute of Certified Public Accountants, BMO Harris Bank N.A.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 23, 2012 expressed an unqualified opinion on the effectiveness of BMO Harris Bank N.A.’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 23, 2012

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

	December 31
	2011	2010
	(In thousands except share data)
Assets
Cash and demand balances due from banks	$1,604,779	$737,227
Money market assets:
Interest-bearing deposits at banks ($16.8 billion and $14.1 billion held at Federal Reserve Bank at December 31, 2011 and 2010, respectively)	18,535,041	15,015,453
Federal funds sold and securities purchased under agreement to resell	1,687,258	1,255,313

Total cash and cash equivalents	$21,827,078	$17,007,993
Securities available-for-sale, at fair value	12,600,130	5,689,293
Trading account assets and derivative instruments	910,130	1,161,940
Loans, net of unearned income	51,060,062	22,880,126
Allowance for loan losses	(760,851)	(721,888)

Net loans	$50,299,211	$22,158,238
Loans held for sale	98,888	29,915
Premises and equipment, net	966,914	550,750
Bank-owned insurance	2,633,123	1,373,099
Goodwill and other intangible assets, net	3,313,431	909,883
Deferred tax asset, net	2,370,890	333,354
Other assets	2,238,761	1,359,171

Total assets	$97,258,556	$50,573,636

Liabilities
Deposits in domestic office — noninterest-bearing	$24,932,593	$9,265,697
— interest-bearing (includes $1.7 billion and $1.3 billion measured
at fair value at December 31, 2011 and 2010, respectively)	47,392,753	23,443,770
Deposits in foreign offices — noninterest-bearing	2,628,071	2,718,059
— interest-bearing	671,226	1,518,884

Total deposits	$75,624,643	$36,946,410
Federal funds purchased	244,914	131,251
Securities sold under agreement to repurchase	469,443	864,918
Trading account liabilities and derivative instruments	527,804	364,241
Short-term borrowings	279,334	1,353,761
Short-term senior notes	80,956	—
Accrued interest, taxes and other	465,191	203,161
Accrued pension and post-retirement	46,926	27,172
Other liabilities	728,335	358,379
Long-term notes — senior/unsecured	1,100,000	2,446,500
Long-term notes — senior/secured	2,375,000	2,375,000
Long-term notes — subordinated	1,363,802	200,000

Total liabilities	$83,306,348	$45,270,793

Stockholder’s Equity
Common stock ($10 par value); authorized 60,430,512 shares; issued and outstanding 50,430,512 at December 31, 2011 and 20,256,027 at December 31, 2010	$504,305	$202,560
Surplus	11,326,166	3,364,727
Retained earnings	1,959,325	1,621,915
Accumulated other comprehensive loss	(98,308)	(136,359)

Stockholder’s equity before noncontrolling interest in subsidiaries	$13,691,488	$5,052,843
Noncontrolling interests in subsidiaries	260,720	250,000

Total stockholder’s equity	$13,952,208	$5,302,843

Total liabilities and stockholder’s equity	$97,258,556	$50,573,636

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31
	2011	2010	2009
	(In thousands)
Interest Income
Loans	$2,116,666	$1,061,025	$1,178,542
Money market assets:
Deposits at banks	45,317	29,054	19,420
Federal funds sold and securities purchased under agreements to resell	698	333	151
Trading account assets	6,999	10,267	9,009
Securities available-for-sale:
U.S. Treasury and federal agency	74,187	49,153	100,876
State and municipal	44,167	49,455	54,303
Other	13,466	8,658	10,831

Total interest income	$2,301,500	$1,207,945	$1,373,132

Interest Expense
Deposits	$219,359	$180,010	$313,465
Short-term borrowings	2,201	6,245	7,936
Short-term senior notes	449	4	1,726
Long-term notes — senior/unsecured	70,666	92,564	89,457
Long-term notes — senior/secured	25,206	33,927	49,183
Long-term notes — subordinated	12,043	1,587	4,005

Total interest expense	$329,924	$314,337	$465,772

Net Interest Income	$1,971,576	$893,608	$907,360
Provision for loan losses	343,213	318,622	566,696

Net Interest Income after Provision for Loan Losses	$1,628,363	$574,986	$340,664

Noninterest Income
Trust and investment management fees	$119,957	$112,568	$98,536
Net money market and bond trading income, including derivative activity	12,260	29,585	20,270
Foreign exchange trading gains, net	7,087	4,821	11,462
Service charges and fees	262,300	193,902	202,906
Charge card income	110,576	113,395	416
Equity securities gains, net	16,432	7,490	8,365
Net securities gains, other than trading	27,485	6,573	35,772
Other-than-temporary impairment of securities	(1,062)	(5,217)	(1,350)
Bank-owned insurance	67,320	46,160	45,047
Letter of credit fees	20,209	22,341	20,674
Net gains on loans held for sale	29,029	19,031	21,680
Other	81,578	46,572	45,537

Total noninterest income	$753,171	$597,221	$509,315

Noninterest Expenses
Salaries and other compensation	$663,731	$454,628	$422,967
Pension and other employee benefits	162,408	103,576	106,851
Net occupancy	143,166	104,336	104,036
Equipment	106,688	76,545	68,370
Marketing	88,381	60,943	42,215
Communication and delivery	51,742	33,963	30,109
Professional fees	164,894	107,153	90,979
Information processing, database and network fees	73,101	39,064	35,197
FDIC insurance	58,747	46,528	63,012
Intercompany services, net	64,500	(2,366)	4,027
Restructuring expense (reversal)	24,441	—	(702)
Visa indemnification reversal	(11,122)	(7,500)	(3,000)
Charge card	21,664	26,637	—
Provision (reversal) for off-balance sheet credit losses	13,629	10,253	(314)
Other real estate	27,965	4,789	2,991
Amortization of intangibles	71,736	25,966	25,409
Other	195,588	110,934	82,404

Total noninterest expenses	$1,921,259	$1,195,449	$1,074,551

Income (loss) before income tax expense (benefit)	$460,275	$(23,242)	$(224,572)
Applicable income tax expense (benefit)	103,793	(47,138)	(121,760)

Net income (loss)	$356,482	$23,896	$(102,812)
Less: noncontrolling interest in subsidiaries	19,072	18,438	18,438

Net Income (Loss) Available for Common Stockholder	$337,410	$5,458	$(121,250)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31
	2011	2010	2009
	(In thousands)
Net income (loss)	$356,482	$23,896	$(102,812)
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments, net of tax expense (benefit) of $14,246 in 2011, ($7,118) in 2010 and $31,935 in 2009	26,456	(13,219)	61,530
Reclassification adjustment for realized loss included in net income (loss), net of tax benefit of $1,108 in 2011, $2,134 in 2010 and $3,447 in 2009	2,058	3,962	6,402
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost, net of tax (benefit) expense of ($33,550) in 2011, ($10,288) in 2010 and $19,414 in 2009	(62,306)	(15,537)	33,830
Amortization included in net periodic benefit cost, net of tax benefit of $5,389 in 2011, $2,736 in 2010 and $1,525 in 2009	10,008	5,082	2,832
Securities available-for-sale:
Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $43,160 in 2011, ($10,936) in 2010 and $10,840 in 2009	80,003	(18,558)	30,682
Reclassification adjustment for realized gains included in net income (loss), net of tax expense of $8,352 in 2011, $559 in 2010 and $12,520 in 2009	(18,168)	(1,037)	(23,252)

Other comprehensive income (loss)	$38,051	$(39,307)	$112,024

Comprehensive income (loss)	$394,533	$(15,411)	$9,212
Comprehensive income related to noncontrolling interest in subsidiaries	19,072	18,438	18,438

Comprehensive income (loss) available for common stockholder	$375,461	$(33,849)	$(9,226)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholder’s Equity
	(In thousands)
Balance at December 31, 2008	$174,160	$2,224,287	$1,737,707	$(209,076)	$250,000	$4,177,078
Stock option exercise	—	1,841	—	—	—	1,841
Tax benefit from stock option exercise	—	2,914	—	—	—	2,914
Net (loss) income	—	—	(121,250)	—	18,438	(102,812)
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive income	—	—	—	112,024	—	112,024
Issuance of common stock and contribution to capital surplus	3,850	161,165	—	—	—	165,015

Balance at December 31, 2009	$178,010	$2,390,207	$1,616,457	$(97,052)	$250,000	$4,337,622
Stock option exercise	—	1,669	—	—	—	1,669
Tax benefit from stock option exercise	—	4,295	—	—	—	4,295
Net income	—	—	5,458	—	18,438	23,896
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive loss	—	—	—	(39,307)	—	(39,307)
Issuance of common stock and contribution to capital surplus	24,550	968,556	—	—	—	993,106

Balance at December 31, 2010	$202,560	$3,364,727	$1,621,915	$(136,359)	$250,000	$5,302,843
Stock option exercise	—	1,556	—	—	—	1,556
Tax benefit from stock option exercise	—	461	—	—	—	461
Net income	—	—	337,410	—	19,072	356,482
Dividends - preferred stock of subsidiary	—	—	—	—	(19,845)	(19,845)
Redemption-preferred stock of subsidiary					(6,050)	(6,050)
Other comprehensive income	—	—	—	38,051	—	38,051
Issuance of common stock and contribution to capital surplus	301,745	7,959,422	—	—	—	8,261,167
Change in noncontrolling interest ownership	—	—	—	—	17,543	17,543

Balance at December 31, 2011	$504,305	$11,326,166	$1,959,325	$(98,308)	$260,720	$13,952,208

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$356,482	$23,896	$(102,812)
Less: noncontrolling interests	19,072	18,438	18,438

Net income (loss) available for common stockholder	$337,410	$5,458	$(121,250)
Adjustments to determine net cash flows provided by operating activities:
Provision for loan losses	343,213	318,622	566,696
Depreciation and amortization, including intangibles	207,734	111,946	99,651
Deferred tax expense (benefit)	129,817	(73,311)	24,490
Tax benefit from stock options exercise	461	4,295	2,914
Other-than-temporary impairment on securities	1,062	5,217	1,350
Net gains on securities, other than trading	(27,485)	(6,573)	(35,772)
Net equity investment gains	(16,432)	(7,490)	(8,365)
Increase in bank-owned insurance	(59,046)	(33,442)	(35,342)
Net decrease (increase) in trading assets	520,834	182,365	(6,367)
Decrease in accrued interest receivable	32,014	21,713	43,061
Decrease (increase) in prepaid expenses	136,495	(49,249)	(113,397)
Decrease in accrued interest payable	(36,817)	(865)	(68,381)
Increase in other accrued expenses	115,593	158,329	137,960
Net change in pension and post retirement benefits	(75,200)	(50,255)	(54,912)
Origination of loans held for sale	(1,276,212)	(821,386)	(1,379,863)
Proceeds from sale of loans held for sale	1,358,675	840,476	1,401,113
Net gains on loans held for sale	(29,029)	(19,031)	(21,680)
Net gains on sale of premises and equipment	(618)	(866)	(2,605)
Net decrease in foreign exchange contracts	(10,490)	(4,676)	(25,907)
Net decrease in marked to market hedging derivatives	(28,916)	(690)	(92,250)
Net change in due from parent	(2,179)	(2,701)	3,845
Visa indemnification reversal	(11,122)	(7,500)	(3,000)
Other, net	(40,319)	(41,422)	22,669

Net cash provided by operating activities	$1,569,443	$528,964	$334,658

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$2,143,594	$523,168	$3,454,572
Proceeds from maturities of securities available-for-sale	5,719,327	4,323,687	4,482,249
Purchases of securities available-for-sale	(9,183,299)	(4,667,657)	(4,777,802)
Net decrease in loans	1,801,684	1,712,378	2,885,481
Proceeds from loans sold to affiliates	—	273,522	502,711
Net proceeds from FDIC loss share agreement	108,887	75,706	—
Purchases of premises and equipment	(124,055)	(81,792)	(85,019)
Proceeds from sales of premises and equipment	9,727	4,726	28,699
Net proceeds from sales of OREO	180,700	13,472	13,679
Acquisitions, net of cash acquired	2,906,140	176,492	(681,442)

Net cash provided by investing activities	$3,562,705	$2,353,702	$5,823,128

Cash flows from Financing Activities:
Net increase (decrease) in deposits	$2,781,024	$3,310,374	$(23,619,494)
Net increase in deposits measured at fair value	377,416	608,436	629,767
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(481,516)	(1,652,420)	(901,694)
Net (decrease) increase in other short-term borrowings	(1,074,427)	781,368	390,714
Net decrease in short-term senior notes	—	—	(75,000)
Proceeds from issuance long-term notes - senior/unsecured	—	—	550,000
Repayment of long-term notes - senior/unsecured	(1,924,012)	(137,409)	(250,000)
Repayment of long-term notes - senior/secured	(2,291,580)	—	—
Repayment of long-term notes - subordinated	(275,084)	(92,750)	—
Net proceeds from stock options exercise	1,556	1,669	1,841
Excess tax expense from stock options exercise	(545)	(584)	(639)
Issuance of common stock	—	24,550	—
Capital contributions from parent	2,600,000	968,556	165,015
Cash distributions on preferred stock	(25,895)	(18,438)	(18,438)

Net cash (used in) provided by financing activities	$(313,063)	$3,793,352	$(23,127,928)

Net increase (decrease) in cash and cash equivalents	$4,819,085	$6,676,018	$(16,970,142)
Cash and cash equivalents at January 1	17,007,993	10,331,975	27,302,117

Cash and cash equivalents at December 31	$21,827,078	$17,007,993	$10,331,975

	For the Years Ended December 31
	2011	2010	2009
	(In thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$366,742	$315,203	$534,152
Income taxes	$(32,422)	$(135,893)	$(167,848)
Financing activity affecting assets and liabilities but not resulting in cash flows:
Net (decrease) increase in assets and liabilities due to contribution of parent’s banking assets	$(2,906,140)	$(176,492)	$681,442

Supplemental Disclosures of Noncash Activities:

In 2011, the fair values of noncash assets acquired and liabilities assumed were $43.8 billion and $41.0 billion, respectively, in the acquisition of M&I.

In 2010, the fair values of noncash assets acquired and liabilities assumed were $2.1 billion and $2.3 billion, respectively, in the acquisition of AMCORE

In 2009, the fair values of noncash assets acquired and liabilities assumed were $0.4 million and zero, respectively, in the acquisition of Pierce Givens, $654.0 million and $82.3 million, in the acquisition of Diners Club.

Noncash transfers to OREO totaled $78.3 million, $64.1 million and $7.8 million in 2011, 2010 and 2009, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Principles of consolidation and nature of operations

BMO Harris Bank N.A. (“BHB”), formerly Harris N.A., is a wholly-owned subsidiary of BMO Financial Corp., formerly Harris Financial Corp., (“BFC”), a Delaware Corporation which is a wholly-owned U.S. subsidiary of Bank of Montreal (“BMO”). Throughout these Notes to Consolidated Financial Statements, the term “Bank” refers to BMO Harris Bank N.A. and subsidiaries.

Prior to November 30, 2011, BHB was a wholly-owned subsidiary of BMO Bankcorp, Inc., formerly Harris Bankcorp, Inc., (“Bankcorp”), a wholly-owned subsidiary of BFC. Bankcorp was dissolved into BFC on November 30, 2011 and is reflected in the current and prior year consolidated financial statements. In addition, The Harris Bank N.A. (a former subsidiary of Bankcorp) merged with and into BHB in July 2011. The merger was between entities under common control. As a result, the consolidated financial statements and related notes have been recast to reflect the combined historical financial results at historical carrying values for all periods presented. On July 5, 2011, BMO completed the acquisition of Milwaukee-based Marshall & Ilsley Corporation (“M&I”). M&I merged with and into BFC, and M&I Marshall and Ilsley Bank and M&I Bank N.A. merged with and into the Bank. The results of operations for M&I Marshall and Ilsley Bank and M&I Bank N.A. have been included in BHB’s consolidated financial statements since July 5, 2011. See Note 2 to the Consolidated Financial Statements for additional information on business combinations.

The consolidated financial statements include the accounts of the Bank, its subsidiaries that are wholly or majority owned and/or over which it exercises substantive control and significant variable interest entities for which the Bank has determined that, based on the variable interests it holds, it is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that has both the power to direct the activities of the entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the entity or the right to receive benefits from the entity that could potentially be significant to the entity. Variable interests are the ownership, contractual or other pecuniary interests in an entity. Investments in unconsolidated affiliates, in which the Bank has 20% or more ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliates’ operating and financial policies, are accounted for using the equity method of accounting, unless the investment has been determined to be temporary. All intercompany balances and transactions are eliminated in consolidation.

Significant intercompany accounts and transactions have been eliminated. Certain reclassifications were made to conform prior year’s consolidated financial statements to the current year’s presentation. See Note 2 to the Consolidated Financial Statements for additional information on business combinations and Note 25 to the Consolidated Financial Statements for additional information on related party transactions.

The Bank provides banking, trust and other services domestically and internationally through the main banking facility and thirty-one nonbank subsidiaries. The Bank provides a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; investment banking services; underwriting of municipal bonds; financial consulting; and personal trust and trust-related services.

Basis of accounting

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Noncontrolling interests in subsidiaries

Noncontrolling interests held by parties other than BHB are reported as equity in the consolidated financial statements. Included in noncontrolling interests at December 31, 2011 and 2010 were preferred stock issued by subsidiaries of the Bank. The noncontrolling interests in subsidiaries are included within stockholder’s equity in the Consolidated Statements of Condition. Net income (loss) attributable to the noncontrolling interests is separately presented in the Consolidated Statements of Operations, outside of net (loss) income and is not included in net income (loss) available for common stockholder.

Foreign currency and foreign exchange contracts

Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective period-end rates of exchange. Foreign exchange trading positions are revalued monthly using prevailing market rates. Exchange adjustments relating to such transactions during the period are included with noninterest income in the Consolidated Statements of Operations.

Derivative financial instruments

All derivative instruments are recognized at fair value in the Bank’s Consolidated Statements of Condition. All derivative instruments are designated either as hedging or trading.

Realized and unrealized gains and losses on trading derivatives are recognized in noninterest income in the Bank’s Consolidated Statements of Operations. Unrealized gains on trading derivatives are recorded as assets and unrealized losses are recorded as liabilities in the Bank’s Consolidated Statements of Condition.

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

The Bank records interest receivable or payable on interest rate hedge derivative instruments as an adjustment to interest income/expense in the Bank’s Consolidated Statements of Operations over the life of the hedge.

For cash flow hedges, to the extent that changes in the fair value of the derivative offset changes in the fair value of the hedged item, they are recorded in other comprehensive income and then recognized in income as the hedged item impacts income or expense. Any portion of the change in fair value of the derivative that does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge) is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

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

Securities

The Bank classifies marketable securities as either trading account assets or available-for-sale securities. Trading account assets include securities acquired as part of trading activities and are typically purchased with the expectation of near-term profit on disposition. These assets consist primarily of municipal bonds and U.S. government securities. Available-for-sale securities consist of debt and equity securities that may be sold in response to or in anticipation of changes in interest rates, changes in regulatory capital requirements, changes in foreign currency risk, changes in funding sources or terms, or to meet liquidity needs. Nonmarketable securities are classified as other assets on the Bank’s Consolidated Statements of Condition. See Note 28 to the Consolidated Financial Statements for additional information on other assets.

Trading account assets are reported at fair value with unrealized gains and losses included in noninterest income, which also includes realized gains and losses from closing such positions.

Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms to maturity of the securities. Realized gains and losses, as a result of securities sales, are included in net securities gains (losses) in the Consolidated Statements of Operations, with the cost of securities sold determined on a specific identification basis.

Available-for-sale securities and other investments are subject to quarterly other-than-temporary impairment reviews. In determining whether a loss is temporary, factors considered include, but are not limited to, the severity of the unrealized loss, the length of time that the security has been in an unrealized loss position, the financial condition and near-term prospects of the issuer, and whether the Bank has the intent to sell the security or it is more likely than not that the Bank will be required to sell the security before the recovery of the security’s amortized cost basis. If a decline is considered to be other-than-temporary, a write-down is recorded in the Consolidated Statements of Operations as other-than-temporary impairment on securities, and a new cost basis is established. In the event an available-for-sale debt security is considered to be other-than-temporarily impaired and the Bank does not intend to sell the security and it is more likely than not that it will not be required to sell the security, then the amount of the impairment charge equal to the credit loss is recorded in earnings and the remaining non credit-related impairment charge is recorded in other comprehensive income.

Loans

The Bank’s accounting methods for loans depends on whether the loans are originated or purchased and whether the loans are classified as held for sale or held for investment.

Originated Loans Held for Investment

Loans the Bank originates for investment are reported at the principal amount outstanding, net of unearned income, net deferred loan fees or costs, and any direct principal chargeoffs. This amount is the Bank’s recorded investment in the loan. Net deferred loan fees include loan fees collected net of certain incremental direct costs, primarily salary and employee benefit expenses. Net deferred loan fees are amortized over the contractual term of the loan or lease as an adjustment to the yield over the life of the loan and/or commitment period. Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period.

Loans include the Bank’s investment in leases. Leases are carried at the aggregate of rental payments receivable plus estimated residual values less unearned income. Unearned income is amortized to interest income using a method that approximates a level rate of return.

Originated Loans Held for Sale

In conjunction with its mortgage banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are classified as held for sale on the Bank’s Consolidated Statements of Condition and are carried at the lower of cost or fair value on a portfolio basis. Any excess of the cost of loans held for sale over fair value is recognized as a valuation allowance. Changes in the valuation allowance and realized gains and losses are recognized in noninterest income in the Consolidated Statements of Operations. Premiums, discounts and/or other loan basis adjustments on loans held for sale are deferred upon acquisition, included in the cost basis of the loan, and are not amortized. In the event that loans held for sale are reclassified to loans held for investment, the loans are transferred at the lower of cost or fair value on the date of transfer, forming the new cost basis of such loans. Any adjustment recognized upon transfer is recognized an adjustment to yield over the remaining life of the loan.

Originated Loans Held for Investment Transferred to Held for Sale

When a determination is made at the time of commitment to originate a loan as held for investment, it is the Bank’s intent to hold the loan to maturity, payoff or for the foreseeable future, subject to periodic review. In determining the foreseeable future for these loans, management considers (1) the current economic environment and market conditions, (2) its business strategy and current business plans, (3) collection strategies and (4) the nature and type of the loan receivable. If a decision has been made to sell loans not previously classified as held for sale, such loans are reclassified to loans held for sale. Upon reclassification, the loan is transferred at the lower of cost or fair value. If the change in fair value on these loans is due to credit concerns on such loans, the loans are reclassified net of the portion of the allowance for loan losses that is attributable to the transferred loans, with a corresponding reduction in the allowance for loan losses. Any lower of cost or fair value adjustment for commercial loans held for investment transferred to loans held for sale is generally determined on a loan-by-loan basis. The lower of cost or fair value adjustment for consumer loans held for investment which are transferred to loans held for sale is generally determined on a pool basis. The cash proceeds from the sale of loans that were reclassified from loans held in portfolio to loans held for sale are classified as investing activities in the Consolidated Statements of Cash Flows.

Purchased or Acquired Loans

In addition to originating loans, the Bank also acquires loans through portfolio purchases or acquisitions of other financial services companies. Loans that are purchased or acquired are initially measured at fair value as of the acquisition date. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The Bank estimates the cash flows expected to be collected using internal models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and payment speeds and certain loan renewals. Collateral values are also incorporated into cash flow estimates. Late fees, which are contractual but not expected to be collected, are excluded from expected future cash flows.

Acquired loans are classified into the following categories, those that on the acquisition date continued to make timely principal and interest payments, (“the purchased performing loans”) and those for which on the acquisition date the timely collection of interest and principal was no longer probable (the “purchased credit impaired loans” or “PCI” loans). Because PCI loans are recorded at fair value at acquisition based on the amount expected to be collected, PCI loans are not considered to be impaired at the acquisition date. Loans that are acquired with evidence of deterioration of credit quality between origination date and acquisition date and where it is probable that not all amounts due according to contractual terms will be collected are subject to certain recognition and reporting requirements in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

As permitted, the Bank accounts for all loans acquired in the AMCORE Bank N.A. (“AMCORE”) acquisition and PCI loans acquired from M&I as PCI loans. For these purchased loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield. PCI loans generally met the criteria for nonaccrual of interest prior to the acquisition but are considered performing upon acquisition and the accretable yield is recognized in interest income over the remaining life of the loan using the constant effective yield method, regardless of whether the customer is contractually delinquent, if the amount and timing of the cash flows is reasonably estimable. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.

PCI loans are aggregated into one or more pools with common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Homogeneous commercial, commercial real estate, consumer and residential real estate loans were aggregated into pools with common risk characteristics using criteria such as loan type, delinquency status, internal loan grade or FICO score at acquisition.

Accounting for changes in the actual or expected cash flows on PCI loans after the acquisition date depends on the direction of the change. Subsequent decreases to expected cash flows generally result in impairment of the loan or pool of loans and a provision for credit losses, resulting in an increase to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in estimated cash flows will result in a recovery of any previously recorded allowance, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining improvement, which is recognized prospectively as interest income over the remaining lives of the loans or pool of loans. Decreases in cash flows expected to be collected resulting from prepayments and interest rate decreases for variable rate notes reduce the yield prospectively. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

Purchased performing term loans and loans with revolving privileges are reported at the principal amount outstanding, net of unearned income, net premiums or discounts, and any direct principal chargeoffs. Net premiums and discounts are amortized over the contractual term of the loan or lease as an adjustment to the yield over the life of the loan and/or commitment period.

Impaired Loans

The Bank considers an originated loan or purchased performing loan to be impaired when, based on current information and events, it determines that it is probable it will be unable to collect all amounts due, including scheduled interest, according to the loan’s original loan contract, regardless of payment status. When an originated loan or purchased performing loan is considered impaired, it is placed on nonaccrual status and all accrued but unpaid interest is charged against interest income in the current year and amortization of premiums, discounts and any deferred net fees or costs ceases. Commercial and commercial real estate loans are placed on non accrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the loan is in process of collection. Consumer installment and consumer revolving loans are not normally placed on nonaccrual status. Interest on nonaccrual loans is recognized as income only when cash is received and the Bank expects to collect the entire principal balance of the loan; otherwise, cash collections reduce the recorded investment. Originated loans and purchased performing loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

PCI loan pools are reported as impaired loans if it becomes probable after initial recognition that the expected cash flows for the pool of loans are less than those expected at acquisition plus any additional cash flows expected to be collected arising from changes in estimate after acquisition. PCI loans are generally not reported as nonaccrual unless the timing and amount of future cash flows is not reasonably estimable.

Loans are classified as troubled debt restructurings (“TDR”) when the borrower has experienced financial difficulties and the Bank has made certain concessionary modifications to the contractual terms of the loan and the concessions are for economic or legal reasons related to the borrower’s financial difficulty that the Bank would not otherwise consider. All TDRs meet the definition of impaired loans. The Bank considers one or a combination of the following to be concessions: (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate lower than the current market rate for a new loan with a similar term, or (3) forgiveness of principal or accrued interest. Renegotiated loans are permitted to remain on accrual status or are returned to accrual status when receipt of principal and interest payments as they become contractually due is not in doubt based on the preponderance of evidence from a current credit assessment, the borrower’s successful past performance, or successful performance under the modified terms for periods ranging from three months to over nine months depending on the borrower and type of loan restructured. PCI loans are excluded from TDR designation as changes in expected cash flows resulting from loan modifications are considered in the evaluation of the PCI loan pool for possible impairment.

Charge-Off Policy

Charge-offs for originated loans are taken when specific loans, or portions thereof, are considered uncollectible. The Bank’s policy is to charge these loans off in the period the uncollectible loss amount is reasonably determined. The Bank charges-off commercial loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to, (1) the deteriorating financial condition of the borrower, (2) declining collateral values, and/or (3) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations. For impaired loans that are considered to be solely collateral dependent, a partial charge-off is generally recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral. The Bank promptly charges-off consumer-related loans, or portions thereof, when the Bank reasonably determines the amount of the loss. Consumer installment loans charge-off at 120 days past due. Consumer revolving loans, including credit card loans and consumer real estate secured loans, are charged-off at 180 days past due.

The Bank periodically reviews the residual values associated with its leasing portfolios. Declines in residual values that are judged to be other than temporary are recognized as a loss resulting in a reduction in the net investment in the lease.

For PCI loans, uncollectible amounts on individual loans remain in the pools and are considered when estimating expected cash flows for the whole but are not reported as charge-offs. Any required charge-off of a pool level recorded investment will occur at the end of the life of the pool.

Commitments to Extend Credit

Unfunded loan commitments on residential mortgage loans that the Bank intends to sell or securitize in connection with its mortgage banking activities (“rate locks”) are derivatives and recorded on the Consolidated Statements of Condition at fair value. Changes in fair value are recorded in noninterest income in the Consolidated Statements of Operations. The expected net future cash flows related to loan servicing are included in the fair value measurement of the written loan commitments. See Note 13 to the Consolidated Financial Statements for additional information on derivative instruments. All other unfunded loan commitments are not considered derivatives.

Commercial loan commitments and letters of credit are executor contracts and the notional balances are not reflected in the Bank’s Consolidated Statements of Condition. Fees collected are earned over the life of the facility.

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

An allowance for probable credit losses associated with off-balance sheet credit exposures on unfunded loan commitments other than rate locks is recorded on the Consolidated Statements of Condition in Accrued Expenses and Other Liabilities. The provision for these probable credit losses is reported in Other Expense in the Consolidated Statements of Operations. The Bank utilizes similar processes to estimate the allowance for probable credit losses associated with unfunded loan commitments other than rate locks as the allowance for loan and lease losses because business processes and credit risks associated with those loan commitments are essentially the same as for loans. However, since many of those loan commitments are expected to expire without being drawn upon, the allowance for probable credit losses associated with those unfunded loan commitments incorporates an estimate of the probability of those loan commitments being funded. The liability is periodically revised for changes in estimates and actual losses or recoveries with charges to other noninterest expense.

Mortgage Servicing

The Bank engages in servicing of mortgage loans and acquires mortgage servicing rights (“MSR”) by originating mortgage loans and then selling those loans with srevicing rights retained. See Note 7 to the Consolidated Financial Statements for additional information on mortgage servicing rights.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 3 years to 10 years for equipment and from 10 to 50 years for buildings. The Bank reviews the carrying value of its premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value exceeds the related undiscounted cash flows, an impairment loss is recognized. Long-lived assets that are impaired are written down to fair value and long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated selling costs. Maintenance and repairs are charged to noninterest expense.

Leases

Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Escalation clauses that specify scheduled rent increases over the lease term are recognized on a straight-line basis over the lease term.

Bank-owned insurance

The Bank has purchased life insurance coverage on certain employees. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as assets on the Consolidated Statements of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as bank-owned insurance income in the Consolidated Statements of Operations. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as noninterest income.

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

FDIC Indemnification Asset

The acquisition of AMCORE from the Federal Deposit Insurance Corporation (“FDIC”) includes a loss share agreement with the FDIC. The loss share agreement provides for reimbursement from the FDIC for a portion of losses on loans and foreclosed real estate (covered assets, collectively) over a defined period of time subsequent to the acquisition date. An indemnification asset was recorded at fair value at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. The loss assumptions used in determining the FDIC indemnification asset are consistent with those used in valuing the related covered loans. Subsequent to acquisition, the indemnification asset is adjusted for changes in estimated cash flows and reduced for payments for reimbursement of losses from the FDIC. The indemnification asset is separate from the covered assets, is not contractually embedded in the covered assets and is not transferrable with the covered assets in the event of a sale or disposition of the covered assets. It is included in Other Assets on the Consolidated Statements of Condition and accretion is recognized in other noninterest income in the Bank’s Consolidated Statements of Operations. See Note 28 to the Consolidated Financial Statements for additional information.

Diners Club Rewards Liability

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

Other Real Estate Owned

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

Income Taxes

The Bank is included in the consolidated Federal income tax return of BFC. Federal income tax return liabilities or benefits for all the consolidated entities are not materially different than they would have been if computed on a separate return basis.

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

Management’s estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include fair value of assets and liabilities acquired, provision and allowance for loan losses, valuation of income tax assets and liabilities, pension cost, postretirement and postemployment benefits, valuation of goodwill and intangible assets, valuation of Diners Club rewards liability, estimation of expected cash flows for purchased credit-impaired loans and loss reimbursements, fair values of derivatives, mortgage servicing rights, and securities, and temporary vs. other-than-temporary impairment of securities.

Recent accounting standards

The Bank adopted Accounting Standards Update (“ASU”) 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” as of January 1, 2011. The ASU amended ASC 310-10-50, Receivables—Overall—Disclosure, in order to expand the requirements for separate reporting and disclosure of allowances for credit losses and the policies for managing credit exposures. The update requires companies to significantly increase disclosures about the credit quality of financing receivables and the credit reserves held against them. The additional disclosures include aging of past due receivables, credit quality information such as credit risk scores or external credit agency ratings and the modification of financing receivables. Further disaggregation of information by certain classification of the total portfolio is also required. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of the credit risk associated with an entity’s financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The adoption of this update had no impact on the Bank’s financial position or results of operations. See Notes 4 and 5 to the Consolidated Financial Statements for the additional disclosures on loans and the allowance for loan losses required by this ASU.

The FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,”in April 2011. The update clarifies the existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2012. The Bank does not expect there to be a significant impact on its financial position or results of operations.

The FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” in April 2011. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2012. The Bank does not expect there to be a significant impact on its financial position or results of operations.

The FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” in May 2011. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2012. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Bank does not expect there to be a significant impact on its financial position or results of operations.

The FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” in June 2011. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2012. The Bank does not expect there to be a significant impact on its financial position or results of operations. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Account Standards Update No. 2011-05”. This ASU indefinitely defers the requirement in ASU 2011-05 related to reclassification adjustments. The deferral does not impact the other requirements in this ASU.

The FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” in September 2011. The update permits an entity to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before performing the two-step goodwill impairment test. If an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then it is not necessary to perform the two-step impairment test. The amendment will be effective for annual and interim goodwill impairment tests performed by the Bank for the year ending December 31, 2012. The Bank does not expect there to be a significant impact on its financial position or results of operations.

The FAB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan,” in September 2011. The amendments in this Update require additional disclosures about an employer’s participation in a multiemployer plan. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2012. The Bank does not expect there to be a significant impact on its financial position or results of operations.

The FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” in December 2011. The amendment require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that may be offset or are subject to an enforceable master netting arrangement or similar agreement.

2.    Business Combinations

Marshall & Ilsley Corporation

On July 5, 2011, BMO completed the acquisition of Milwaukee-based Marshall & Ilsley Corporation (“M&I”) for consideration of approximately $4.3 billion paid in BMO common shares, with fractional entitlements to BMO common shares paid in cash. Each common share of M&I was exchanged for 0.1257 of a BMO common share, resulting in the issuance of approximately 67 million common shares. The value of the common shares was arrived at using the average of BMO common share price prevailing during the day the business combination closed. BMO contributed the net assets of M&I to BFC in exchange for 105 BFC common shares. BFC then contributed cash and shares of M&I Marshall and Ilsley Bank and M&I Bank N.A. to BHB in exchange for $30.2 million BHB common shares, which increased BHB’s surplus by $5.7 billion. In addition, immediately prior to the completion of the transaction, BFC purchased M&I’s Troubled Asset Relief Program (“TARP”) preferred shares and warrants from the U.S. Treasury for approximately $1.7 billion. BFC subsequently recorded the cancellation of the TARP preferred shares and warrants.

Immediately upon acquisition, M&I merged with and into BFC, and M&I Marshall and Ilsley Bank and M&I Bank N.A. merged with and into BHB. In addition, The Harris Bank N.A. (a subsidiary of Bankcorp) merged with and into BHB. At that time, Harris N.A. changed its name to BMO Harris Bank N.A. BHB assumed approximately $46.7 billion in assets, including approximately $30.5 billion in loans, and $35.5 billion in deposits from M&I. BHB recorded goodwill of $1,921.0 million which is not deductible for tax purposes. As part of the acquisition, BHB recorded a core deposit intangible asset of $483.9 million to be amortized on an accelerated basis over a period of 10 years, a customer relationship intangible asset of $45.5 million to be amortized on an accelerated basis over a period of 15 years and a credit card portfolio intangible asset of $24.6 million to be amortized over a period of 15 years. The results of operations for M&I Bank have been included in BHB’s consolidated financial statements since July 5, 2011. This acquisition substantially increased BHB’s assets, geographic presence, scope of operations and customer base.

AMCORE Bank N.A.

On April 23, 2010, BHB acquired certain assets and liabilities of Rockford, Illinois-based, AMCORE from the FDIC for $221.5 million. BHB assumed approximately $2.5 billion in assets, including approximately $2.1 billion in loans, and $2.2 billion in deposits. BHB recorded a core deposit intangible of $21.1 million to be amortized over 10 years on an accelerated basis and a customer relationship intangible of $1.3 million to be amortized over 13 years on an accelerated basis. The acquisition includes a loss share agreement with the FDIC which provides for reimbursement from the FDIC for 80% of losses incurred on covered assets, including loans and other real estate owned, subsequent to acquisition date. An indemnification asset estimated at a fair value of $427.5 million was recorded at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. BHB recorded goodwill of $84.6 million which is deductible for tax purposes. As part of the acquisition, BHB obtained the option to purchase certain AMCORE branches after the close of the transaction. BHB increased the purchase price by $19.9 million as a result of exercising the option to purchase certain of these branches. Acquisition costs of $6.2 million were recorded to noninterest expense for the year ended December 31, 2010. The acquisition provided BHB with an opportunity to expand its branch network into communities in northern Illinois and southern Wisconsin. The results of AMCORE’s operations have been included in BHB’s consolidated financial statements since April 23, 2010.

Diners Club

On December 31, 2009, BMO and the Bank completed the acquisition of the net cardholder receivables and other assets and obligations of the Diners Club North American franchise from an unrelated bank for initial cash consideration of $678 million, subject to a post-closing adjustment based on all parties’ final agreement of the net asset value transferred. Based on a post-closing adjustment of $48.4 million, the final purchase price was reduced to $629.6 million during 2010. The acquisition of the net cardholder receivables of Diners Club gives the Bank the right to issue Diners Club cards to corporate and professional clients in the United States and will accelerate the Bank’s initiative to expand in the travel-and-entertainment card sector. As part of this acquisition, the Bank recorded a purchased credit card relationship intangible asset estimated at $46.3 million which will be amortized on an accelerated basis over 15 years. The Bank recorded goodwill of $11.5 million which is deductible for tax purposes. The gross contractual amount of receivables was $743.2 million. Acquisition-related costs of $0.6 million for the year ended December 31, 2009 were recorded to noninterest expense. The results of the operations of Diners Club have been included in the Bank’s consolidated financial statements since January 1, 2010.

The following table summarizes the adjusted estimated fair value of the assets acquired and liabilities assumed of M&I, AMCORE and Diners Club at their respective dates of acquisition. The allocation of the purchase price for M&I is subject to refinement as BHB completes the valuation of assets acquired and liabilities assumed.

	2011	2010	2009
	M&I	AMCORE	Diners Club
	(In thousands)
Cash and cash equivalents (2)	$2,903,052	$413,568	$—
Trading accounts and trading derivatives	216,657	—	—
Securities	5,592,094	9,931	—
Loans	30,485,090	1,525,626	647,942
Premises and equipment	446,381	20,857	4,394
Goodwill	1,975,961	84,572	11,492
FDIC Indemnification asset	—	427,521	—
Identifiable intangible assets	679,251	22,353	46,311
Other real estate owned	321,601	23,011	—
Other assets	4,771,551	38,058	1,710

Total assets	$47,391,638	$2,565,497	$711,849

Deposits	$35,374,553	$2,172,542	$9,511
Borrowings	4,855,288	137,409	—
Accrued expenses	503,507	—	—
Other liabilities	668,679	14,163	72,750

Total liabilities	$41,402,027	$2,324,114	$82,261

Cancellation of TARP	1,718,250	—	—

Purchase price	$4,271,361	$241,383	$629,588

(1)	Assets and liabilities of M&I were acquired by BFC. BFC contributed 95% of the above net assets acquired to BHB.
(2)	Cash and cash equivalents includes interest-bearing deposits at banks.

3.    Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2011				December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury	$166,998	$—	$—	$166,998	$388,761	$5	$(3)	$388,763
U.S. government agency	2,213,150	13,685	(124)	2,226,711	1,985,293	11,449	(397)	1,996,345
U.S. government sponsored mortgage-backed	5,836,711	100,029	(1,643)	5,935,097	633,296	23,966	(2,060)	655,202
State and municipal	1,199,807	61,631	(9,345)	1,252,093	1,587,556	31,982	(9,575)	1,609,963
Non-mortgage asset backed	1,419,180	5,137	(1,810)	1,422,507	726,677	1,929	(158)	728,448
Corporate debt securities	239,180	247	(472)	238,955	10,253	—	—	10,253
Foreign corporate debt securities	1,152,968	441	(12,141)	1,141,268	300,000	69	—	300,069
Foreign government debt securities	195,622	3	(853)	194,772	250	—	—	250
Other	21,729	—	—	21,729	—	—	—	—

Total securities	$12,445,345	$181,173	$(26,388)	$12,600,130	$5,632,086	$69,400	$(12,193)	$5,689,293

The following table summarizes, for available-for-sale securities with unrealized losses as of December 31, 2011 and 2010, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. As of December 31, 2011, the Bank had 678 available-for-sale securities (1,018 in 2010) with unrealized losses totaling $26.4 million (unrealized losses of $12.2 million in 2010). Of these available-for-sale securities, 18 have been in an unrealized loss position continuously for more than twelve months (23 in 2010), amounting to an unrealized loss position of $0.1 million (unrealized loss position of $0.5 million in 2010). These unrealized losses are primarily attributable to changes in interest rates and not from deterioration in the creditworthiness of the issuers. It is the Bank’s intention to not sell and it does not believe it will be required to sell these securities before any anticipated recovery of their amortized cost basis. Based on these factors, management has determined that the unrealized losses are not other-than-temporary in nature. However, due to market and economic conditions there is the potential for other-than-temporary impairment charges in future periods.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2011
U.S. government agency	$976,524	$(124)	$—	$—	—	$976,524	$(124)
U.S. government sponsored mortgage-backed	603,367	(1,643)	—	—	—	603,367	(1,643)
State and municipal	187,427	(9,221)	5,130	(124)	18	192,557	(9,345)
Non-mortgage asset backed	746,653	(1,810)	—	—	—	746,653	(1,810)
Corporate debt securities	71,917	(472)	—	—	—	71,917	(472)
Foreign corporate debt securities	978,367	(12,141)	—	—	—	978,367	(12,141)
Foreign government debt securities	193,369	(853)	—	—	—	193,369	(853)

Temporarily impaired securities — available-for-sale	$3,757,624	$(26,264)	$5,130	$(124)	18	$3,762,754	$(26,388)

December 31, 2010
U.S. Treasury	$105,773	$(3)	$—	$—	—	$105,773	$(3)
U.S. government agency	149,810	(191)	224,794	(206)	1	374,604	(397)
U.S. government sponsored mortgage-backed	82,301	(2,060)	—	—	—	82,301	(2,060)
State and municipal	458,017	(9,308)	6,759	(267)	22	464,776	(9,575)
Non-mortgage asset backed	163,574	(158)	—	—	—	163,574	(158)

Temporarily impaired securities — available-for-sale	$959,475	$(11,720)	$231,553	$(473)	23	$1,191,028	$(12,193)

During 2011, the Bank recorded other-than-temporary impairment of $0.5 million on 9 auction rate securities (“ARS”). During 2010, the Bank recorded other-than-temporary impairment of $0.6 million on 24 municipal bonds and $4.4 million on 20 auction rate securities. The losses were all credit-related and recorded in the Consolidated Statements of Operations as other-than-temporary impairment on securities. Impairment losses in 2011 were recorded on securities that were impaired at December 31, 2010. Impairment losses in 2010 were recorded on securities determined to be newly impaired. See Note 28 to the Consolidated Financial Statements for additional information on other-than-temporary impairment losses on other investments.

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value
	(In thousands)
Maturities:
Within 1 year	$1,894,560	$1,898,985
1 to 5 years	8,742,430	8,811,316
5 to 10 years	1,185,805	1,245,067
Over 10 years	600,821	623,033
Other securities without stated maturity	21,729	21,729

Total securities	$12,445,345	$12,600,130

ARS are typically short-term notes issued in the United States to fund long-term, fixed rate debt instruments (corporate or municipal bonds primarily issued by municipalities, student loan authorities and other sponsors). The interest rate on ARS is regularly reset every 7 to 35 days through auctions managed by financial institutions. A disruption in the market for ARS occurred in 2008. Certain customer-managed portfolios held these securities, which were no longer liquid. Certain of the Bank’s subsidiaries purchased such securities from customers, at par value.

The gross par value of ARS holdings purchased by the Bank during 2008 and 2009 was $108.8 million plus accrued interest. A discounted cash flow valuation methodology was applied to estimate the fair value of the securities. The methodology included management assumptions about future cash flows, discount rates, market liquidity and credit spreads. The ARS purchased are classified as available-for-sale and are included within the “state and municipal” and “non-mortgage asset backed” categories.

There was no liability relating to the purchase of ARS as of December 31, 2011 and 2010.

For the year ended December 31, 2009, gains of $4.1 million were recorded on ARS securities held as available-for-sale which were called either at par or at amounts that exceeded carrying value. Redemptions of ARS totaled $14.9 million for the year ended December 31, 2009. The carrying value of ARS was $77.8 million as of December 31, 2009.

For the year ended December 31, 2010, ARS held as available-for-sale with a gross par value of $54.7 million were sold or called and a gain of $6.3 million was recorded to net securities gains, other than trading in the Consolidated Statements of Operations. During 2010 a credit-related impairment charge of $4.4 million was recorded to other-than-temporary impairment on ARS on the Consolidated Statements of Operations. The carrying value of remaining ARS was $17.4 million as of December 31, 2010 and the securities were classified as available-for-sale.

On July 5, 2011, as part of BMO’s acquisition of M&I, BHB acquired $26.4 million of ARS, which are classified as available-for-sale and are included within the “state and municipal” category.

For the year ended December 31, 2011, ARS held as available-for-sale with a gross par value of $30.3 million were either sold or called and a gain of $5.1 million was recorded to net securities gains, other than trading in the Consolidated Statements of Operations. During 2011 a credit-related impairment charge of $0.5 million was recorded to other-than-temporary impairment on securities in the Consolidated Statements of Operations. The carrying value of remaining ARS was $21.5 million as of December 31, 2011 and the securities were classified as available-for-sale.

At December 31, 2011, 2010 and 2009, available-for-sale and trading account securities having a carrying amount of $4.5 billion, $5.3 billion and $3.3 billion, respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

In 2011, 2010, and 2009, proceeds from the sale of securities available-for-sale amounted to $2.1 billion, $0.5 billion and $3.5 billion, respectively. Gross gains of $38.5 million and gross losses of $11.0 million were realized on these sales in 2011. Gross gains of $6.6 million and gross losses of $50 thousand were realized on these sales in 2010, while gross gains of $37.5 million and gross losses of $1.8 million were realized in 2009. Net realized and unrealized gains on trading securities during 2011, 2010 and 2009 were $12.3 million, $29.6 million and $20.3 million, respectively. $7.0 million and $2.8 million of net unrealized gains were related to trading securities still held as of December 31, 2011 and 2010, respectively.

4.    Loans

The following table summarizes loan balances by category:

	December 31
	2011	2010
	(In thousands)
Commercial
Commercial and Industrial (1)	$15,011,699	$3,557,579
Commercial Real estate mortgages	11,125,272	3,792,737
Construction and development	2,140,036	372,488

Total commercial	$28,277,007	$7,722,804

Consumer
Residential real estate mortgages	9,539,439	5,087,328
Home equity	7,329,357	5,061,755
Other consumer	5,979,889	5,014,734

Total consumer	$22,848,685	$15,163,817

Total loans (2)	$51,125,692	$22,886,621
Less unearned income	65,630	6,495

Loans, net of unearned income	$51,060,062	$22,880,126
Less allowance for loan losses	760,851	721,888

Loans, net of allowance for loan losses	$50,299,211	$22,158,238

(1)	Includes $454.1 million and $12.7 million of lease financing receivables net of unearned income at December 31, 2011 and December 31, 2010, respectively.

(2)	Includes $0.9 billion and $1.2 billion of acquired loans subject to loss share agreement at December 31, 2011 and December 31, 2010, respectively.

The following table summarizes payment status of loans and leases by category as of December 31, 2011. The measurement of delinquency is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered past due. Loan delinquencies exclude loans held for sale.

	December 31, 2011
	(In thousands)
	Current	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Nonaccrual	PCI Loans	Total
Commercial
Commercial and industrial	$14,456,772	$98,253	$9,598	$118,319	$328,757	$15,011,699
Commercial real estate mortgages	9,197,353	214,381	24,520	410,482	1,278,536	11,125,272
Construction and development	1,395,976	65,062	—	106,843	572,155	2,140,036

Total commercial	$25,050,101	$377,696	$34,118	$635,644	$2,179,448	$28,277,007

Consumer
Residential real estate mortgages	$8,700,988	$265,992	$48,608	$272,502	$251,349	$9,539,439
Home equity	7,027,859	83,803	6,431	147,993	63,271	7,329,357
Other consumer	5,891,115	48,873	9,669	5,044	25,188	5,979,889

Total consumer	$21,619,962	$398,668	$64,708	$425,539	$339,808	$22,848,685

Total	$46,670,063	$776,364	$98,826	$1,061,183	$2,519,256	$51,125,692

Nonperforming assets include nonaccrual loans, nonperforming restructured loans and other nonperforming assets. Nonperforming assets as of December 31, 2010 are summarized below:

December 31, 2010
(In thousands)
Nonaccrual loans	$800,338
Nonperforming restructured loans	115,278

Total nonperforming loans	$915,616
Other real estate owned	39,730

Total nonperforming assets	$955,346

90-day past due loans, still accruing interest	$148,139

At December 31, 2011 there were $141.3 million of nonperforming troubled debt restructured loans and $82.9 million of performing restructured loans. At December 31, 2010, nonperforming and performing restructured loans totaled $115.3 million and $22.5 million, respectively. Commitments to lend additional funds on nonperforming restructured loans totaled $13.6 million at December 31, 2011 and $22.6 million at December 31, 2010.

At December 31, 2011 and 2010, the Bank had no aggregate public or private sector outstandings to any single foreign country experiencing liquidity problems which exceeded one percent of the Bank’s consolidated assets. At December 31, 2011 and 2010 commercial loans with a carrying value of $12.8 billion and $5.4 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve. At December 31, 2011 and 2010, first mortgage loans on 1-4 family homes with a carrying value of $6.5 billion and $3.9 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

Purchased Credit-Impaired Loans

On July 5, 2011, BMO and the Bank acquired M&I which included PCI loans. On April 23, 2010, the Bank acquired certain assets and liabilities of AMCORE from the FDIC that included both PCI loans and purchased performing loans. As permitted the Bank accounts for all loans acquired from Amcore and loans with deteriorated credit quality acquired from M&I as PCI loans. The following information includes all loans accounted for as PCI loans. On December 31, 2009, BMO and the Bank completed the acquisition of the net cardholder receivables of the Diners Club North American franchise from an unrelated bank. The cardholder receivables within the scope of ASC 310-30 were not material to the Bank’s financial statements and, as a result, are not included in the following information about purchased credit-impaired loans. See Note 2 to the Consolidated Financial Statements for additional information on business combinations.

The following table provides details on loans accounted for as PCI as of the respective acquisition dates.

	M&I	AMCORE
	(In thousands)
Contractually required payments including interest	$4,753,687	$2,231,354
Nonaccretable difference	2,584,702	509,753

Cash flows expected to be collected (undiscounted)	$2,168,985	$1,721,601
Accretable yield	178,506	195,975

Fair value of purchased loans	$1,990,479	$1,525,626

The following table presents the change in accretable yield related to the acquired PCI loans.

	2011	2010
	(In thousands)
Accretable yield, beginning of year	$193,345	$—
Additions	178,506	195,975
Removals	(66,729)	(15,022)
Accretion	(136,700)	(44,689)
Reclassification from nonaccretable difference	282,440	57,081

Accretable yield, end of year	$450,862	$193,345

The carrying amount and outstanding balance of all PCI loans are presented in the table below.

	December 31
	2011	2010
	(In thousands)
Contractual outstanding balance	$4,396,112	$1,911,784
Carrying amount	$2,519,256	$1,239,445

The carrying amount of all nonaccreting purchased credit-impaired loans at December 31, 2011 and 2010 was $7.5 million and $12.6 million, respectively.

The following table reflects the changes in the allowance for loan losses associated with purchased credit-impaired loans and other acquired loans.

	2011	2010
	(In thousands)
Balance, beginning of year	$12,722	$6,679
Provisions charged to expense	29,730	2,018
Reductions	(10,754)	(4,047)
Losses partially recoverable under loss share agreement	12,561	8,072

Balance, end of year	$44,259	$12,722

5. Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio as well as probable losses related to specific loans. The allowance is maintained at a level that is considered adequate to absorb all estimated or inherent losses in the loan portfolio. A determination of the allowance is based upon a quantitative analysis of the portfolio, adjusted for management’s current judgments about credit quality of the loan portfolio. Management considers known relevant qualitative factors that affect loan collectability. Internal factors include credit quality trends and changes in portfolio concentration. External factors include industry, economic and regional trends and areas of stress, legal and regulatory legislation affecting account management processes, and changes in lending practice.

The loan portfolio is segmented based upon risk characteristics that are common to groups of loans. Risk characteristics considered within the commercial loan portfolio include borrower credit history, delinquencies, risk ratings, loan-to-value measures, liquidity, debt service and cash flow coverage, market risk exposure, competitive position, cyclicality, and trends in operations. Risk characteristics considered within the consumer loan portfolio include borrower credit history, product type, collateral type, loan-to-value measures, seasoning and delinquencies.

The Bank uses separate internal risk rating systems to identify commercial credit risk and consumer credit risk. The systems are designed to provide a consistent method to assess the credit risk of the Bank’s loan customers. An assessment of the overall performance of each risk rating system is completed at least annually to confirm that credit risk measures react to changes in the credit environment in a manner consistent with the

Bank’s rating philosophy. Commercial risk ratings are used to determine the frequency of review of credit exposures and to evaluate and determine the allowance for commercial loan losses. The risk rating system measures the probability of default of a borrower and the loss given default of the credit facilities. Risk ratings are based on an assessment of the borrower’s capacity to meet its financial obligations over a one-year horizon which incorporates a wide range of possible economic conditions. The consumer risk rating system identifies consumer credit risk based on the segmentation of the consumer portfolio into pools with homogeneous risk characteristics. The homogeneity of the pools enables accurate and consistent estimation of default or loss characteristics at the pool level. Defaulted credit facilities are segmented separately from non-defaulted credit facilities. The system uses the measurement of expected loss based on probability of default and loss given default or a roll rate model based on trends in delinquency, charge-offs and recoveries including statistical analysis to identify relationships between key economic variables and portfolio loss.

Pass ratings represent commercial exposures that exhibit low probabilities of default and the borrowers have the strongest credit quality. Watch list ratings represent exposures that exhibit potential weaknesses and early warning signals to significant default risk. Impaired risk ratings represent exposures that have been classified as in default and include all nonperforming loans.

Impaired loans are defined as those where it is probable that amounts due for principal or interest according to contractual terms will not be collected. Impaired loans include commercial loans designated nonaccrual and both commercial and consumer loans modified in trouble debt restructurings.

The changes in the allowance for loan losses for the year ended December 31, 2011 are as follows:

	Commercial and Industrial	Commercial Real Estate Mortgages	Construction and Development	Residential Real Estate Mortgages	Home Equity	Other Consumer	Total
	(In thousands)
Balance, beginning of year	$195,394	$179,493	$20,297	$113,954	$149,500	$63,250	$721,888
Charge-offs	(80,233)	(29,489)	(14,899)	(77,823)	(143,728)	(74,762)	$(420,934)
Recoveries	43,462	765	1,363	7,410	7,010	44,113	$104,123
Provisions charged to expense	45,360	36,281	25,897	57,589	153,340	24,746	$343,213
Losses partially recoverable under loss share agreement	(72)	(3,648)	—	15,181	(21)	1,121	$12,561

Balance, end of year	$203,911	$183,402	$32,658	$116,311	$166,101	$58,468	$760,851

Allowance for loan losses
Specifically evaluated for impairment	$16,106	$40,587	$7,912	$24,706	$—	$—	$89,311
Collectively evaluated for impairment	187,805	142,815	24,746	91,605	166,101	58,468	671,540

Total allowance for loan losses	$203,911	$183,402	$32,658	$116,311	$166,101	$58,468	$760,851

Loans and leases
Specifically evaluated for impairment	$125,072	$410,481	$106,844	$272,949	$147,994	$5,320	$1,068,660
Collectively evaluated for impairment	14,886,627	10,714,791	2,033,192	9,266,490	7,181,363	5,974,569	50,057,032

Total loans and leases	$15,011,699	$11,125,272	$2,140,036	$9,539,439	$7,329,357	$5,979,889	$51,125,692

The changes in the allowance for loan losses for the year ended December 31, 2010 are as follows:

(In thousands)
Balance, beginning of year	$698,603
Charge-offs	(382,542)
Recoveries	79,133

Net charge-offs	$(303,409)
Provisions charged to expense	318,622
Losses partially recoverable under loss share agreement	8,072

Balance, end of year	$721,888

The following table presents information related to impaired loans as of December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Specific Reserve
	(In thousands)
With a specific allowance:
Commercial
Commercial and industrial	$16,213	$20,661	$16,106
Commercial real estate mortgages	150,777	179,695	40,587
Construction and development	23,890	28,924	7,912

Total commercial	$190,880	$229,280	$64,605

Consumer
Residential real estate mortgages	$93,669	$108,075	$24,706
Home equity	—	—	—
Other consumer	—	—	—

Total consumer	$93,669	$108,075	$24,706

Total with a specific allowance	$284,549	$337,355	$89,311

With no specific allowance:
Commercial
Commercial and industrial	$108,859	$166,567	$—
Commercial real estate mortgages	259,704	339,880	—
Construction and development	82,954	93,716	—

Total commercial	$451,517	$600,163	$—

Consumer
Residential real estate mortgages	179,280	233,655	—
Home equity	147,994	141,785	—
Other consumer	5,320	4,625	—

Total consumer	$332,594	$380,065	$—

Total with no specific allowance	$784,111	$980,228	$—

Total:
Commercial
Commercial and industrial	$125,072	$187,228	$16,106
Commercial real estate mortgages	410,481	519,575	40,587
Construction and development	106,844	122,640	7,912

Total commercial	$642,397	$829,443	$64,605

Consumer
Residential real estate mortgages	$272,949	$341,730	$24,706
Home equity	147,994	141,785	—
Other consumer	5,320	4,625	—

Total consumer	$426,263	$488,140	$24,706

Total	$1,068,660	$1,317,583	$89,311

The following table presents details on impaired loans and the related allowance as of December 31, 2010. The table does not include purchased impaired loans that are recognized in accordance with ASC 310-30.

	Impaired Loans for Which There is a Related Allowance	Impaired Loans for Which There is No Related Allowance	Total Impaired Loans
	(In thousands)
December 31, 2010
Balance	$223,529	$188,236	$411,765
Related allowance	102,644	—	102,644

Balance, net of allowance	$120,885	$188,236	$309,121

	Years Ended December 31
	2011	2010
	(In thousands)
Average impaired loans	$430,647	$331,194

Total interest income on impaired loans recorded on a cash basis	$13,304	$4,896

The allowance for off-balance-sheet credit losses was $244.1 million and $16.1 million at December 31, 2011 and 2010, respectively. The reserve is recorded in other liabilities on the Consolidated Statements of Condition.

The following table details credit exposure by credit quality indicator for loans and leases at December 31, 2011.

	December 31, 2011
	(In thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages	Construction and Development	Residential Real Estate Mortgages	Home Equity	Other Consumer	Total
Commercial risk stratum
Impaired	$125,072	$410,481	$106,844	$—	$—	$—	$642,397
Watch list	2,214,356	3,660,914	841,286	—	—	—	6,716,556
Pass	12,672,271	7,053,877	1,191,906	—	—	—	20,918,054
Consumer credit score
620 or less	—	—	—	430,663	281,789	73,726	786,178
621-720	—	—	—	2,729,131	2,432,360	979,627	6,141,118
721 or greater	—	—	—	5,386,702	4,180,401	4,254,755	13,821,858
Not rated	—	—	—	992,943	434,807	671,781	2,099,531

Total loans and leases	$15,011,699	$11,125,272	$2,140,036	$9,539,439	$7,329,357	$5,979,889	$51,125,692

6.    Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

	December 31
	2011	2010
	(In thousands)
Land	$231,886	$108,689
Buildings	542,961	329,711
Computer equipment and software	588,729	519,883
Other equipment	138,748	98,810
Leasehold improvements	127,829	103,505

Total	$1,630,153	$1,160,598
Accumulated depreciation and amortization	663,239	609,848

Premises and equipment	$966,914	$550,750

Depreciation and amortization expense was $104.3 million, $72.1 million and $67.5 million in 2011, 2010 and 2009, respectively.

The Bank recognized gains in noninterest income of $0.6 million, $0.9 million and $2.6 million in 2011, 2010 and 2009, respectively, from the sale of property previously held for use. Property held for sale is recorded in other assets at the lower of cost or fair value less estimated selling costs. See Note 28 to the Consolidated Financial Statements for additional information on the other assets.

7.    Goodwill and Other Intangible Assets

Goodwill

The Bank records acquisitions by allocating the purchase price paid to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their fair values at the date of acquisition. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill.

Goodwill is not amortized; however, it is assessed for impairment at least annually. The impairment test consists of allocating goodwill to the Bank’s reporting units (groups of businesses with similar characteristics) and then comparing the book value of the reporting units, including goodwill, to their fair values. Fair value is determined primarily using discounted cash flows. If the carrying value of a reporting unit is determined to be in excess of its fair value, a second test is required to measure the amount of impairment. There were no write-downs of goodwill due to impairment during the years ended December 31, 2011, 2010 and 2009.

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

Changes in the carrying amount of the Bank’s goodwill for the years ended December 31, 2011 and 2010 are included in the following table:

	2011	2010
	(In thousands)
Goodwill at beginning of year	$799,118	$721,099
Acquisitions during the year	1,921,008	84,572
Other (1)	—	(6,553)

Goodwill at end of year	$2,720,126	$799,118

(1)	Includes the effect of accounting adjustments related to prior year acquisitions.

Intangibles

There were no write-downs of intangible assets due to impairment during the years ended December 31, 2011, 2010 and 2009.

The total amount of intangible assets acquired during the year ended December 31, 2011 is $554 million (see Note 2 to the Consolidated Financial Statements for additional information on intangible assets acquired). The weighted-average amortization periods for intangible assets acquired during 2011 are as follows: 4.28 years for core deposit premium, 4.89 years for customer relationship intangible assets and 4.36 years for purchased credit card relationship.

As of December 31, 2011 and 2010, the gross carrying amount and accumulated amortization of the Bank’s amortizable intangible assets are included in the following tables:

	December 31, 2011
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(In thousands)
Branch network	$145,000	$(145,000)	$—
Core deposits	651,722	(164,649)	487,073
Purchased credit card relationships	70,931	(9,539)	61,392
Customer relationships	49,800	(4,960)	44,840
Other	1,310	(1,310)	—

Total finite life intangibles	$918,763	$(325,458)	$593,305

	December 31, 2010
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
	(In thousands)
Branch network	$145,000	$(140,167)	$4,833
Core deposits	167,833	(108,692)	59,141
Purchased credit card relationships	46,311	(2,002)	44,309
Customer relationships	4,300	(1,819)	2,481
Other	1,310	(1,310)	—

Total finite life intangibles	$364,754	$(253,990)	$110,764

Total amortization expense for the Bank’s intangible assets was $71.7 million, $26.0 and $25.4 million in 2011, 2010 and 2009, respectively.

At December 31, 2011, estimated intangible asset amortization expense for existing intangible assets, excluding mortgage servicing rights, in each of the next five years and thereafter is as follows:

Year	Amount
(In thousands)
2012	$109,397
2013	89,109
2014	73,911
2015	62,666
2016	56,059
Thereafter	202,163

Total	$593,305

Mortgage servicing rights

The Bank engages in the servicing of mortgage loans and acquires mortgage servicing rights (“MSR”) by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The Bank initially records MSR at estimated fair value and then measures the MSR using the amortization method. Fair value of MSR is estimated using discounted cash flow analyses. The analyses consider portfolio characteristics, servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors such as levels of supply and demand for servicing and interest rate trends. The estimated fair value of MSR is sensitive to changes in interest rates, including their effect on prepayment speeds. Prepayment assumptions are based on dealer consensus prepayment estimates and adjusted for geographical factors. The Bank stratifies its portfolio based on the predominant risk characteristics of loan type, term and origination date. MSR are amortized in proportion to, and over the period of, estimated net servicing income. MSR are periodically evaluated for impairment (and subsequent write-down) based on the fair value of those rights.

Serviced loans were $3.8 billion and $3.7 billion at December 31, 2011 and 2010, respectively. Servicing fees, late fees and ancillary fees are recorded in other noninterest income and totaled $10.0 million, $9.0 million and $7.9 million in 2011, 2010 and 2009, respectively. As additions to MSR from loan sales are recorded, income from these sales is recognized as other noninterest income. Amortization of MSR is recorded to other noninterest expense. MSR impairment is recognized as other noninterest expense through a valuation allowance to the extent that the carrying value exceeds estimated fair value. MSR is recorded in Other Assets on the Consolidated Statements of Condition.

Changes in the carrying amount of the Bank’s MSR for the years ended December 31, 2011, 2010 and 2009 are included in the following table:

	2011	2010	2009
	(In thousands)
MSR at beginning of year	$32,182	$30,598	$22,063
Originations	7,703	8,426	14,309
Acquired in acquisitions	2,000	—	—
Amortization	(7,631)	(6,842)	(5,774)

MSR at end of year	$34,254	$32,182	$30,598

Valuation allowance at beginning of year	$3,898	$—	$—
Addition, net	6,306	3,898	—

Valuation allowance at end of year	$10,204	$3,898	$—

MSR, net	$24,050	$28,284	$30,598

Fair value at beginning of year	$30,526	$31,210	$26,129
Fair value at end of year	24,472	30,526	31,210

8.    Deposits

The following table summarizes deposit balances by category:

	December 31
	2011	2010
	(In thousands)
Demand deposits	$24,932,593	$9,265,697
Demand deposits in foreign offices	2,628,071	2,718,059
Interest-bearing checking deposits	825,340	289,762
Money market accounts	29,950,585	13,820,812
Statement savings accounts	3,524,773	2,442,302
Savings certificates	11,348,628	5,552,547
Time deposits	1,743,427	1,338,347
Time deposits in foreign offices	671,226	1,518,884

Total deposits	$75,624,643	$36,946,410

At December 31, 2011, the scheduled maturities of savings certificates and time deposits are as follows:

Year	Amount
(In thousands)
2012	$7,461,529
2013	2,432,209
2014	890,668
2015	1,043,332
2016	243,925
Thereafter	1,691,618

Total	$13,763,281

Time deposits, including certificates of deposit, in denominations of $100,000 or more issued by domestic offices totaled $4.1 billion and $2.5 billion at December 31, 2011 and 2010, respectively. All time deposits in foreign offices were in denominations of $100,000 or more and totaled $0.7 million and $1.5 billion at December 31, 2011 and 2010, respectively.

The Bank issues structured interest rate certificates of deposit and records these instruments at fair value, consistent with the election allowed under GAAP. The Bank enters into interest rate derivatives, which manage exposure to changes in the fair value of structured certificates of deposit caused by changes in interest rates. Structured interest rate certificates of deposit may have callable features that provide for higher returns to the investor, step-up features that provide for one or more increases in the interest rate, adjustments to the interest rate based on a predetermined benchmark rate or a link to the performance of a reference index. The Bank also issues structured certificates of deposit that are interest rate-linked, equity-linked, foreign currency-linked, debt-linked and commodity-linked and the Bank holds equity derivatives and foreign exchange derivatives and commodity derivates in order to economically hedge changes in the fair value of the structured certificates of deposit. See Note 13 to the Consolidated Financial Statements for additional information on derivatives. The Bank elected the fair value option for all of the structured certificates of deposit in order to align the economic impact of changes in fair value of the structured certificates of deposits with the related derivative instruments. See Note 11 to the Consolidated Financial Statements for additional information on fair value measurements. The structured certificates of deposit are classified as deposits and interest is measured based on contractual interest rates and recorded as interest expense. At December 31, 2011, the fair value of the structured certificates of deposit was $17.9 million less than the principal balance of $1.7 billion. At December 31, 2010, the fair value of the structured certificates of deposit was $3.5 million greater than the principal balance of $1.3 billion. The impact of recording the structured certificates of deposit at fair value was an increase in noninterest revenue of $19.6 million, a decrease in noninterest revenue of $6.5 million, and an increase in noninterest revenue of $1.2 million for the years ended December 31, 2011, 2010, and 2009 respectively. There was no change in fair value attributable to changes in the Bank’s credit risk for the years ended December 31, 2011 and 2010.

9.	Securities Purchased Under Agreement to Resell, Securities Sold Under Agreement to Repurchase and Federal Funds, Purchased and Sold

The Bank enters into purchases of securities, primarily U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statements of Condition. Securities purchased under agreement to resell totaled $1.7 billion and $1.2 billion at December 31, 2011 and 2010, respectively.

The Bank also enters into sales of securities, primarily U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $469.4 million and $864.9 million at December 31, 2011 and 2010, respectively.

The Bank monitors the market value of the securities on a daily basis and adjusts the level of collateral, as appropriate. The Bank’s policy is to take possession of securities purchased under agreements to resell.

The Bank purchases and sells federal funds to other banks, typically in unsecured transactions. Federal funds sold are recorded as assets and federal funds purchased are recorded as liabilities in the Consolidated Statements of Condition. Federal funds sold totaled $12.4 million and $9.5 million at December 31, 2011 and 2010, respectively. Federal funds purchased totaled $244.9 million and $131.3 million at December 31, 2011 and 2010, respectively.

10.    Short and Long-Term Notes

The following table summarizes the Bank’s long-term notes:

	December 31
	2011	2010	Rate	Reprice
	(In thousands)
Floating rate senior note to BMO subsidiary due June 13, 2011	$—	$746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	—	550,000	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	—	50,000	145bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO branch due August 14, 2012	1,100,000	1,100,000	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior/unsecured	$1,100,000	$2,446,500

Floating rate secured note to FHLB due October 30, 2017	$1,000,000	$1,000,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 13, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 28, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due February 20, 2018	375,000	375,000	30 day LIBOR	Monthly

Total long-term notes — senior/secured	$2,375,000	$2,375,000

Floating rate subordinated bank note due December 4, 2012	195,524	—	27bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due May 31, 2014	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due May 31, 2016	100,000	100,000	38bps + 90 day LIBOR	Quarterly
Fixed rate subordinated bank notes (1)	968,278	—	4.85% - 5.87%	Fixed

Total long-term notes — subordinated	$1,363,802	$200,000

Total long-term notes	$4,838,802	$5,021,500

At December 31, 2011 and 2010 the current portion of total long-term notes was $1.6 billion and $1.3 billion, respectively.

(1)	The fixed rate bank notes are due from September 4, 2012 to June 28, 2020

The scheduled principal payments on long-term notes for the years ending December 31, 2012, 2013, 2014, 2015, 2016 and thereafter are $1.6 billion, $0, $0.1 million, $0.4 million, $0.1 million and $2.7 billion, respectively.

The Bank’s subordinated notes are unsecured obligations, ranking on parity with all unsecured and subordinated indebtedness of the Bank. The Bank’s notes are prepayable at any time at the option of the Bank, subject to regulatory approval. In addition, both the Bank and the notes’ holder may extend maturity of the notes for up to five years subject to approval. At year-end 2011, 30-day and 90-day LIBOR rates were 0.29 percent and 0.56 percent, respectively.

The interest rate on the long-term secured notes due from BHB to the Federal Home Loan Bank of Chicago (“FHLB”) reprices monthly at 30 day LIBOR, with a weighted average rate of 0.23 percent for the year ended December 31, 2011. The notes are not prepayable. At December 31, 2011 and 2010, first mortgage loans on 1-4 family homes with a carrying value of $3.5 billion and $3.3 billion, respectively, were pledged to secure these borrowings.

The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank on parity as per above with all other unsecured senior indebtedness of the Bank. As of December 31, 2011 there were $1.2 billion outstanding notes, which are included in the table above within long-term notes – subordinated. As of December 31, 2010 there were no outstanding notes.

The following table summarizes the Bank’s short-term senior notes:

	December 31
	2011	2010	Rate	Reprice
Short-term senior notes	(In thousands)
Fixed rate senior note to investors due February 22, 2012	$80,956	—	5.15%	Fixed

Total short-term senior notes	$80,956	$—

11.    Fair Value of Financial Instruments and Fair Value Measurements

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

Trading account assets and liabilities, securities available-for-sale, derivative assets and liabilities and structured certificates of deposit are recorded on the Consolidated Statements of Condition at fair value. The methods used to determine fair value are provided in the Fair Value Measurements section of this Note.

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

The fair value of floating rate long-term notes was assumed to equal carrying value since the notes’ interest rates automatically reprice to market. The fair value of fixed rate subordinated notes was estimated using a discounted cash flow calculation at current market rates.

The fair values of loan commitments and standby letters of credit approximates their carrying value (i.e. deferred income) or estimated cost that would be incurred to induce third parties to assume these commitments.

The estimated fair values of the Bank’s financial instruments at December 31, 2011 and 2010 are presented in the following table. See Note 12 to the Consolidated Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments.

	December 31
	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Assets
Cash and demand balances due from banks	$1,604,779	$1,604,779	$737,227	$737,227
Money market assets:
Interest-bearing deposits at banks	18,535,041	18,535,041	15,015,453	15,015,453
Federal funds sold and securities purchased under agreement to resell	1,687,258	1,687,258	1,255,313	1,255,313
Securities available-for-sale	12,600,130	12,600,130	5,689,293	5,689,293
Trading account assets	379,008	379,008	866,719	866,719
Loans, net of unearned income and allowance for loan losses	50,299,211	50,433,704	22,158,238	22,296,882
Accrued interest receivable	198,466	198,466	90,808	90,808
Loans held for sale	98,888	102,550	29,915	30,223
Derivative instruments (1)	539,517	539,517	298,532	298,532

Total on-balance-sheet financial assets	$85,942,298	$86,080,453	$46,141,498	$46,280,450

Liabilities
Deposits:
Demand deposits	$61,861,362	$61,861,362	$28,536,633	$28,536,633
Time deposits	13,763,281	13,974,423	8,409,777	8,487,076
Federal funds purchased	244,914	244,914	131,251	131,251
Securities sold under agreement to repurchase	469,443	469,443	864,918	864,918
Short-term borrowings	279,344	279,344	1,353,761	1,353,761
Short-term senior notes	80,956	80,956	—	—
Derivative instruments (2)	635,906	635,906	432,289	432,289
Trading account liabilities	4,103	4,103	74,033	74,033
Accrued interest payable	83,746	83,746	24,003	24,003
Long-term notes — senior/unsecured	1,100,000	1,100,000	2,446,500	2,446,500
Long-term notes — senior/secured	2,375,000	2,375,000	2,375,000	2,375,000
Long-term notes — subordinated	1,363,802	1,331,925	200,000	200,000

Total on-balance-sheet financial liabilities	$82,261,857	$82,441,122	$44,848,165	$44,925,464

Off-Balance-Sheet Credit Facilities ((obligations)/positive positions)
Loan commitments	$4,211	$4,211	$11,510	$11,510
Standby letters of credit	(1,243)	(1,243)	(1,520)	(1,520)

Total off-balance-sheet credit facilities	$2,968	$2,968	$9,990	$9,990

(1)	Includes $8.5 million and $3.3 million of derivative instruments recorded in other assets at December 31, 2011 and 2010, respectively.
(2)	Includes $112.2 million and $142.1 million of derivative instruments recorded in other liabilities at December 31, 2011 and 2010, respectively.

Fair Value Measurements

The Bank follows the guidance within FASB ASC 820, “Fair Value Measurements and Disclosures”, in determining the accounting for and disclosure of fair values of its assets and liabilities. The pronouncement provides methods for measuring fair value, establishes a fair value hierarchy and requires expanded disclosure. It applies when other standards require or permit assets or liabilities to be measured at fair value.

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

Level 2 includes U.S. government agency securities, state and municipal bonds, corporate debt securities, money market funds, structured rate certificates of deposit and over-the-counter derivatives. External vendors typically use pricing models to determine fair values for securities. The Bank validates the prices obtained from external pricing vendors to ensure that the Bank’s fair value determination is reasonable. The Bank evaluates the methodology of external pricing vendors as well as the asset or liability class and security level information the vendors supply. The Bank often has multiple sources to support fair value pricing, and discrepancies among sources are vetted for consistency with ASC 820. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data. Certain securities are priced based on quotes from brokers. Fair values for over-the-counter derivatives are determined using multi-contributor prices or zero coupon valuation techniques further adjusted for credit, model and liquidity risks. Inputs are based on the type of derivative instrument and include interest rate yield curves, foreign exchange rates and contract terms. Fair values of derivative liabilities also include a credit risk component for both the counterparty and the Bank. The Bank’s methodology for derivative valuation is also used to estimate the fair values for structured certificates of deposit.

Level 3 includes auction-rate securities, certain corporate debt securities, and certain foreign government debt securities, all of which are classified in securities available-for-sale, and mortgage derivatives. A discounted cash flow valuation methodology is applied to value the auction-rate securities and includes management assumptions about future cash flows, discount rates, market liquidity and credit spreads. Mortgage derivatives include rate lock commitments for residential mortgage loans and forward sales of those loans. Inputs to valuation models used for mortgage derivatives include changes in interest rates, changes in related MBS prices, and fallout assumptions.

Assets and liabilities measured at fair value on a recurring basis are presented in the following table:

	December 31, 2011
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury	$166,998	$—	$—	$166,998
U.S. government agency	—	2,226,711	—	2,226,711
U.S. government sponsored mortgage-backed	—	5,935,097	—	5,935,097
State and municipal	—	1,230,144	21,949	1,252,093
Non-mortgage asset backed	—	1,421,822	685	1,422,507
Foreign corporate debt securities	1,141,268	—	—	1,141,268
Foreign government debt securities	—	194,474	298	194,772
Corporate debt securities	—	228,484	10,471	238,955
Other	—	21,729	—	21,729

Total securities available-for-sale	$1,308,266	$11,258,461	$33,403	$12,600,130

Trading account assets
U.S. Treasury	$3,498	$—	$—	$3,498
U.S. government agency	—	4,720	—	4,720
State and municipal	—	15,993	—	15,993
Corporate debt securities	—	354,797	—	354,797

Total trading account assets	$3,498	$375,510	$—	$379,008

Derivative instruments
Trading derivatives
Interest rate contracts	$—	$595,815	$6,542	$602,357
Foreign exchange contracts	—	12,089	—	12,089
Equity contracts	—	40,915	—	40,915
Hedging derivatives			—
Interest rate contracts/cash flow hedges	—	682	—	682
Interest rate contracts/fair value hedges	—	877	—	877

Total derivative instruments	$—	$650,378	$6,542	$656,920

Total assets	$1,311,764	$12,284,349	$39,945	$13,636,058

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$1,685,190	$—	$1,685,190
Trading account liabilities
U.S. Treasury	4,103	—	—	4,103
Derivative instruments
Trading derivatives
Interest rate contracts	—	571,462	1,771	573,233
Foreign exchange contracts	—	10,934	—	10,934
Equity contracts	—	52,453	—	52,453
Hedging derivatives (included in other liabilities)
Interest rate contracts/cash flow hedges	—	107,893	—	107,893
Interest rate contracts/fair value hedges	—	4,139	—	4,139

Total derivative instruments	$—	$746,881	$1,771	$748,652

Total liabilities	$4,103	$2,432,071	$1,771	$2,437,945

	December 31, 2010
	Fair Value Measurements Using			Total at
	Level 1	Level 2	Level 3	Fair Value
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury	$388,763	$—	$—	$388,763
U.S. government agency	—	1,996,345	—	1,996,345
U.S. government sponsored mortgage-backed	—	655,202	—	655,202
State and municipal	—	1,593,288	16,675	1,609,963
Non-mortgage asset backed	—	727,674	774	728,448
Foreign corporate debt securities	300,069	—	—	300,069
Foreign government debt securities	—	250	—	250
Corporate debt securities	—	10,253	—	10,253
Other	—	—	—	—

Total securities available-for-sale	$688,832	$4,983,012	$17,449	$5,689,293

Trading account assets
U.S. government agency	$—	$830,016	$—	$830,016
Corporate debt securities	—	36,703	—	36,703

Total trading account assets	$—	$866,719	$—	$866,719

Derivative instruments
Trading derivatives
Interest rate contracts	$—	$268,990	$3,312	$272,302
Foreign exchange contracts	—	13,389	—	13,389
Equity contracts	—	156,701	—	156,701

Total derivative instruments	$—	$439,080	$3,312	$442,392

Total assets	$688,832	$6,288,811	$20,761	$6,998,404

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$1,307,774	$—	$1,307,774
Trading account liabilities
U.S. Treasury	74,033	—	—	74,033
Derivative instruments
Trading derivatives
Interest rate contracts	—	293,827	14	293,841
Foreign exchange contracts	—	12,924	—	12,924
Equity contracts	—	127,379	—	127,379
Commodity contracts	—	637	—	637
Hedging derivatives (included in other liabilities)
Interest rate contracts/cash flow hedges	—	139,389	—	139,389

Total derivative instruments	$—	$574,156	$14	$574,170

Total liabilities	$74,033	$1,881,930	$14	$1,955,977

The following tables present changes in Level 3 assets and liabilities:

	Securities Available- for-sale	Derivative Assets	Derivative Liabilities
	(In thousands)
Fair value at January 1, 2010	$77,779	$1,407	$103
Realized and unrealized gains and losses included in earnings (1)	1,871	16,312	(89)
Unrealized gains and losses included in OCI	(12,732)	—	—
Purchases, sales, issuances, settlements	(49,469)	(14,407)	—

Fair value at December 31, 2010	$17,449	$3,312	$14

Gains and losses included in earnings related to assets and liabilities held at December 31, 2010	$(4,425)	$3,312	$(14)

Fair value at January 1, 2011	$17,449	$3,312	$14
Realized and unrealized gains and losses included in earnings (1)	4,409	19,992	1,757
Unrealized gains and losses included in OCI	(3,334)	—	—
Accretion/amortization	366	—	—
Purchases (2)	167,700	—	—
Sales	(130,485)	—	—
Issuances	—	—	—
Settlements	(22,702)	(16,762)	—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—

Fair value at December 31, 2011	$33,403	$6,542	$1,771

Gains and losses included in earnings related to assets and liabilities held at December 31, 2011	$—	$6,542	$(1,771)

(1)	Included in net securities gains (losses) for AFS securities and other noninterest income for derivative assets and liabilities.

(2)	All purchases during the year are a result of the M&I acquisition.

There were no transfers of assets or liabilities between Level 1 and Level 2 for the year ended December 31, 2011.

Nonrecurring Fair Value Measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis, such as assets carried at lower of cost or market. During 2011 and 2010, the Bank recorded adjustments to fair value for nonmarketable securities, certain impaired loans and other real estate owned. The fair values of nonmarketable securities are generally estimated using financial performance results and forecasts and are classified as Level 3. Fair value adjustments are not recorded for these securities if there are not identified events or changes in circumstances that may have a significant adverse effect on their fair value. The fair values of certain impaired loans, including those acquired in business combinations, are based on appraised values of supporting collateral and management’s estimates of realizable value and are classified Level 3. The fair values of other real estate owned are based on appraised values and management’s estimates of realizable value and are classified Level 3.

The fair value measurements recorded at December 31, 2011 and 2010 for assets and liabilities measured at fair value on a nonrecurring basis are presented in the following tables:

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Nonmarketable securities (included in other assets)	$—	$—	$1,300	$553
Collateral-dependent impaired loans	—	—	329,113	274,416
Other real estate owned	—	—	58,987	9,362

Total assets	$—	$—	$389,400	$284,331

	December 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Nonmarketable securities (included in other assets)	$—	$—	$1,077	$239
Collateral-dependent impaired loans	—	—	221,092	62,506
Other real estate owned	—	—	19,009	15,363

Total assets	$—	$—	$241,178	$78,108

12.    Financial Instruments with Off-Balance-Sheet Risk

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

Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates or other termination clauses. The Bank’s commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments, mortgage loan commitments and credit card lines. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $22.4 billion and $13.1 billion at December 31, 2011 and 2010, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which were zero at December 31, 2011 and $37.5 million at December 31, 2010.

Qualifying residential mortgage loan commitments are considered derivative instruments and are recorded at fair value on the Bank’s Consolidated Statements of Condition. See Note 13 to the Consolidated Financial Statements for additional information on derivative instruments.

Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding. Letters of credit outstanding were $45.5 million at December 31, 2011 and $6.6 million at December 31, 2010.

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

Letters of credit and commitments to extend credit are reviewed periodically for probable loss. Accruals for probable credit losses on letters of credit and commitments to extend credit are recorded in other liabilities on the Bank’s Consolidated Statements of Condition. The liability is increased or decreased by changes in estimates through noninterest expense and reduced by net charge-offs. The liability balance was $244.1 million at December 31, 2011 and $16.1 million at December 31, 2010. See Note 1 to the Consolidated Financial Statements for additional information on the liability for off-balance-sheet credit losses.

The fair value of credit facilities (i.e. deferred income net of deferred expense) approximates their carrying value of $4.2 million at December 31, 2011 and $11.5 million at December 31, 2010.

Financial Guarantees

Financial guarantees with off-balance-sheet risk include standby letters of credit, loans sold with recourse and written put options.

Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations. At December 31, 2011 and 2010, the Bank’s maximum risk of accounting loss for these items is represented by the total commitments outstanding of $3.4 billion and $2.3 billion, respectively. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $0.6 billion at both December 31, 2011 and 2010. In most cases, these commitments expire within three years without being drawn upon. The fair value of standby letters of credit (i.e. deferred income) approximates their carrying value of $1.2 million at December 31, 2011 and $1.5 million at December 31, 2010.

The Bank sells residential mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer upon the occurrence of certain credit-related events that typically include delinquency or foreclosure within certain time periods and losses based on pre-determined rates. The maximum amount payable under the limited recourse provisions was $267.0 million at December 31, 2011 and $149.2 million at December 31, 2010. The Bank also sells residential mortgage loans subject to certain representations and warranties that including underwriting standards and validity of documentation. If the representations and warranties are not met, the Bank is usually required to repurchase the loan or reimburse the buyer for realized losses on liquidated collateral. The carrying amount of the recourse and representation and warranty liability was $9.6 million at December 31, 2011 and $1.1 million at December 31, 2010, which is included in Other Liabilities in the Consolidated Statements of Condition.

Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options was equal to their notional amount of $1.3 billion and $1.2 billion at December 31, 2011 and 2010, respectively. The fair value of the derivative liability was $164.0 million at December 31, 2011 and $54.0 million at December 31, 2010.

Securities activities

The Bank’s securities activities that have off-balance-sheet risk include underwriting and when-issued securities.

Through its underwriting activities, the Bank commits to buy and offer for resale newly issued securities. The Bank is exposed to market risk because it may be unable to resell its inventory of securities profitably as a result of unfavorable market conditions. In syndicate arrangements, the Bank is obligated to fulfill syndicate members’ commitments should they default. The syndicates of which the Bank was a member had no underwriting commitments at December 31, 2011 and December 31, 2010.

The Bank trades securities that have been authorized for issuance but have not actually been issued (“when-issued” securities). Since market values are subject to change, the Bank is exposed to market and credit risk because it may incur a loss to replace a position if a counterparty defaults and market values have changed unfavorably for the counterparty. Changes in the fair value of commitments to purchase and sell when-issued securities are recognized in the current period. There was no commitment to purchase or sell securities on a when-issued basis at December 31, 2011 or 2010.

Commitments to Invest in Equity Securities

The Bank’s commitments to invest in non-marketable equity securities have off-balance-sheet risk related to the uncalled capital commitments. The Bank’s commitment to invest in equity securities was $53.3 million at December 31, 2011 and $30.3 million at December 31, 2010.

13.	Derivative Financial Instruments

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

All derivative instruments are recognized at fair value in the Consolidated Statements of Condition. Fair value represents point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. See Note 11 to the Consolidated Financial Statements for additional information on fair value measurement. All derivative instruments are designated either as hedging or trading.

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

Derivative-Related Risks

Over-the-counter derivative instruments are subject to credit risk arising from the possibility that counterparties may default on their obligations. The credit risk associated with derivatives is normally a small fraction of the notional amount of the derivative instrument. Derivative contracts generally expose the Bank to potential credit loss if changes in market rates affect a counterparty’s position unfavorably and the counterparty defaults on payment. Credit risk is represented by the positive fair value of the derivative instrument. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and represents the Bank’s cost of replacing contracts that have a positive fair value using current market rates. The Bank strives to limit credit risk by dealing with counterparties that are considered to be creditworthy, and by managing credit risk for derivatives using the same credit risk process that is applied to loans. Netting agreements provide for netting of contractual receivables and payables and apply to situations where the Bank is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Netting agreements also provide for the application of cash collateral received or paid against derivative assets or liabilities. The Bank’s derivative contracts with BMO are transacted under the terms of a master netting agreement. Derivative assets and liabilities recorded on the Consolidated Statements of Condition were each reduced by $113.6 million and $142.0 million as of December 31, 2011 and 2010, respectively, as a result of master netting agreements in place. At December 31, 2011 and 2010, cash collateral was not exchanged between the parties to the master netting agreement. Exchange-traded derivatives have no potential for credit exposure as they are settled net with each exchange.

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

The Bank and BMO combined their U.S. foreign exchange (“FX”) activities. Under this arrangement, FX net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on September 30, 2012 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. During 2011, 2010 and 2009, foreign exchange revenues were $7.1 million, $4.8 million and $11.5 million, respectively, under this agreement.

At December 31, 2011 and 2010, approximately 97 and 92 percent, respectively, of the Bank’s gross notional positions in foreign currency contracts are represented by seven currencies: Euro, Canadian dollar, British pound, Australian dollar, Swiss franc, Japanese yen and the Mexican peso.

The Bank enters into risk participation agreements whereby it assumes credit risk on behalf of unrelated counterparties that arises from interest rate and foreign currency swap transactions. In a risk participation agreement, one counterparty pays the other a fee in exchange for the second counterparty agreeing to make a payment if a credit event, that is contingent on a swap transaction, occurs. The amount payable under an agreement is based on the market value of the swap at the time of the credit event. The notional amount of the risk participation agreements was $2.6 million and $38.0 million at December 31, 2011 and 2010, respectively. The contracts mature within four years at December 31, 2011. The fair value of the derivative liabilities was $172 thousand at December 31, 2011 and $37 thousand at December 31, 2010.

Certain customers enter into lending transactions and derivative transactions with the Bank. As the counterparty, BMO bears the risk of loss associated with the derivative obligations of those customers in the event of default.

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

The Bank uses total return swaps to minimize exposure to currency exchange rate and equity price fluctuations associated with certain obligations under the mid-term incentive plan, which is a stock-based compensation plan. The swap contracts are derivatives and are accounted for at fair value. Changes in fair value are recognized in compensation expense in the Bank’s Consolidated Statements of Operations. See Note 16 to the Consolidated Financial Statements for additional information on stock-based compensation plans.

The Bank issues certificates of deposit that are structured interest rate, equity-linked, foreign currency-linked, debt-linked and commodity-linked under the fair value option and enters into interest rate, equity and foreign exchange derivatives to manage exposure to changes in the fair value of structured certificates of deposit. Changes in fair value of the certificates of deposit and the derivatives are recognized in trading noninterest income in the Bank’s Consolidated Statements of Operations. See Note 8 to the Consolidated Financial Statements for additional information on structured certificates of deposit.

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

Hedge Accounting

Cash Flow Hedges

Cash flow hedges modify exposure to variability in cash flows for variable rate, interest bearing instruments. The Bank’s cash flow hedges, which have a maximum term of 6.1 years at December 31, 2011, are hedges of floating rate loans, available-for-sale securities and long-term debt obligations.

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

For cash flow hedges that are discontinued before the end of the original hedge term, the unrealized gain or loss in accumulated other comprehensive income is amortized to interest income/expense in the Bank’s Consolidated Statements of Operations consistent with how the hedged item affects earnings. If the hedged item is sold or settled, the entire unrealized gain or loss is recognized in interest income/expense in the Bank’s Consolidated Statements of Operations. At December 31, 2011, the amount of other comprehensive income that is expected to be reclassified to interest income/expense in the Bank’s Consolidated Statements of Operations over the next 12 months is $1.5 million.

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

The following table presents the impact of fair value hedges on the Bank’s financial results for the years ended December 31, 2011 and 2010.

	Pretax gain (loss) recorded in other noninterest income
	2011	2010
	(In thousands)
Hedging derivatives :
Interest rate contracts	$(939)	$—
Hedged items :
Fixed rate AFS securities	936	—

Net Impact	$(3)	$—

The following table presents the impact of cash flow hedges on the Bank’s financial results for the years ended December 31, 2011 and 2010.

	Effective portion of pre-tax gain (loss) recorded in OCI		Ineffective portion of gain (loss) recorded in other noninterest income		Reclassification of gain (loss) from AOCI to interest income or interest expense
	2011	2010	2011	2010	2011	2010
	(In thousands)		(In thousands)		(In thousands)
Interest rate contracts	$27,330	$40	$—	$—	$(3,166)	$(6,096)

Net revenue from trading derivative instruments is presented below for the years ended December 31, 2011 and 2010.

	2011	2010	Location of gain (loss) recognized in income
	(In thousands)
Interest rate contracts	$31,396	$14,850	Net money market, bond and derivative trading income
Interest rate contracts	(210)	1,994	Other non-interest income
Foreign exchange contracts	7,087	4,821	Foreign exchange trading gains, net
Equity contracts	(42,899)	25,019	Net money market, bond and derivative trading income
Equity contracts	45	2,855	Salaries and other compensation expense
Commodity contracts	(145)	305	Net money market, bond and derivative trading income

Total	$(4,726)	$49,844

The fair value of the Bank’s derivative instruments are as follows at December 31:

	Gross Assets		Gross Liabilities
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Trading derivatives (1):
Interest rate contracts	$602,357	$272,302	$573,233	$293,841
Foreign exchange contracts	12,089	13,389	10,934	12,924
Equity contracts	40,915	156,701	52,453	127,379
Commodity contracts	—	—	—	637
Hedging derivatives (2):
Interest rate contracts/cash flow hedges	682	—	107,893	139,389
Interest rate contracts/fair value hedges	877	—	4,139	—

Total fair value	$656,920	$442,392	$748,652	$574,170

(1)	Trading derivatives are recorded in trading account assets and derivative instruments and in trading account liabilities and derivative instruments.

(2)	Hedging derivatives are recorded in other assets and other liabilities.

The notional amounts of the Bank’s derivative instruments are as follows at December 31:

	2011	2010
	(In thousands)
Trading derivatives:
Interest rate contracts	$20,199,981	$18,000,087
Foreign exchange contracts	788,748	620,865
Equity contracts	1,794,158	1,406,412
Commodity contracts	—	5,416
Hedging derivatives:
Interest rate contracts/cash flow hedges	1,865,000	2,221,000
Interest rate contracts/fair value hedges	1,068,830	—

Total	$25,716,717	$22,253,780

14.     Concentrations of Credit Risk in Financial Instruments

The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2011 and 2010. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank’s total credit exposure, which is the total potential accounting loss should all customers and counterparties fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

A majority of the Bank’s customers and counterparties are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank has credit exposure to these customers and counterparties through a broad array of banking and trade financing products including loans, loan commitments, standby and commercial letters of credit, investment securities and banker’s acceptances. The financial viability of customers and counterparties in the Midwest is, in part, dependent on the region’s economy. The Midwestern concentration was approximately $82.5 billion or 73 percent of the Bank’s total credit exposure at December 31, 2011 and $44.5 billion or 72 percent of the Bank’s total credit exposure at December 31, 2010.

The Bank manages this exposure by continually reviewing local market conditions and customers and counterparties, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See Note 12 to the Consolidated Financial Statements for information on collateral supporting credit facilities.

The following table presents a geographical summary of loans and leases as a percent of total consolidated loans and leases at December 31, 2011 and 2010.

	2011	2010
Illinois	27.9%	62.3%
Wisconsin	27.3	7.1
Minnesota	8.1	2.2
Arizona	7.1	3.0
Indiana	5.2	5.9
Missouri	4.7	2.0
Florida	3.7	2.8
Michigan	1.5	2.4
Ohio	1.0	0.2
Iowa	0.9	1.2
Others (1)	12.6	10.9

Total	100.0%	100.0%

(1)	No individual state amount exceeds 1.5% in 2011 or 2010.

15.    Employee Benefit Plans

BHB sponsors noncontributory defined benefit pension plans covering virtually all the Bank’s employees as of December 31, 2011. Most of the employees participating in retirement plans are included in one primary plan (“plan”). The plan is a multiple-employer plan covering the Bank’s employees as well as persons employed by certain affiliated entities. Comparability of pension and 401K employee benefit plans in the current year over prior years presented is impacted by the effect of the acquisition of M&I.

Certain employees participating in the plan are also covered by a supplemental unfunded retirement plan. The purpose of the supplemental plan is to extend full retirement benefits to individuals without regard to statutory limitations for qualified funded plans.

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

The policy for this plan is to have the participating employers, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act (“ERISA”), without regard to prior years’ contributions in excess of the minimum. For 2012 (plan year 2012), the estimated pension contribution is approximately $19.5 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan, for 2011, 2010 and 2009 was $32.1 million, $9.5 million and $18.1 million, respectively. Those amounts include settlement gains for the supplemental unfunded retirement plan of $1.1 million recorded in 2010 and $0.7 million recorded in 2009. No settlement gains for the supplemental unfunded retirement plan were recorded in 2011. The qualified pension accumulated benefit obligation as of December 31, 2011, 2010 and 2009 was $580.5 million, $466.8 million and $404.6 million, respectively.

In addition to pension benefits, BHB sponsors a postretirement medical plan that provides medical care benefits for the Bank’s retirees (and their dependents) who have attained age 55 and have at least 10 years of service. The Bank also provides medical care benefits for disabled employees and widows of former employees (and their dependents). The Bank provides these medical care benefits through a self-insured plan. Under the terms of the plan, the Bank contributes to the cost of coverage based on employees’ length of service. Cost sharing with plan participants is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Bank supplemented by contributions to a trust fund created under Internal Revenue Code Section 401(h). Effective December 31, 2007 the plan was changed to reflect expanded coverage available through Medicare and supplemental plans for retirees age 65 and older. Post-65 benefits for new hires and employees under age 35 were eliminated and corporate contributions for post-65 benefits for certain other employees were reduced.

Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is “actuarially equivalent” to the Medicare Part D benefit. The Bank recorded a reduction to postretirement medical expense in the amount of $1.9 million in 2011, $1.7 million in 2010 and $2.0 million in 2009, as determined by the Bank’s actuarial consultants. Based on their analysis, the Bank’s postretirement benefit medical plan passes the test for actuarial equivalence and qualifies for the subsidy. In March 2010, new health care legislation (The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act) was enacted that changed the tax treatment of the subsidy associated with postretirement medical benefits. The legislation reduced the tax deductions for the cost of providing postretirement prescription drug coverage by the amount of subsidies received. With enactment of the legislation, the Bank was required to write off any deferred tax asset as a tax expense through the income statement, even if a portion of such asset had initially been established through OCI. As a result of this legislation, the Bank recorded additional tax expense of $5.5 million in 2010.

The Bank has a defined contribution plan that is available to virtually all employees. The 401(k) matching contribution is based on the amount of eligible employee contributions. The Bank’s total expense for the plan was $21.9 million, $15.1 million and $14.4 million in 2011, 2010 and 2009, respectively.

The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans:

	Pension Benefits			Postretirement Medical Benefits
	2011**	2010**	2009**	2011**	2010**	2009**
	(In thousands)
Change in benefit obligation*
Benefit obligation at beginning of year	$497,406	$432,015	$425,555	$74,284	$69,397	$61,839
Service cost	28,108	19,689	19,767	1,841	1,813	1,984
Interest cost	26,017	24,642	25,551	3,911	3,985	3,712
Benefits paid	(24,222)	(29,952)	(33,629)	(3,563)	(3,391)	(3,242)
Medicare drug legislation	—	—	—	(2,345)	(2,415)	(1,230)
Actuarial loss (gain)	81,588	51,012	(5,229)	15,728	4,895	6,334

Benefit obligation at end of year	$608,897	$497,406	$432,015	$89,856	$74,284	$69,397

Change in plan assets
Fair value of plan assets at beginning of year	$614,146	$426,934	$316,684	$59,839	$54,020	$43,843
Actual return on plan assets	40,478	68,338	71,805	4,189	5,819	10,177
Employer contribution	15,527	148,826	72,074	—	—	—
Benefits paid	(24,222)	(29,952)	(33,629)	—	—	—

Fair value of plan assets at end of year ***	$645,929	$614,146	$426,934	$64,028	$59,839	$54,020

Funded Status at end of year	$37,032	$116,740	$(5,081)	$(25,828)	$(14,445)	$(15,377)

Assets (liabilities) recognized in the Statements of Condition consist of:
Other assets	$37,041	$116,980	$25,434	$4,643	$4,643	$4,643
Accrued pension and post-retirement liabilities	(9)	(240)	(30,515)	(30,471)	(19,088)	(20,020)

Net assets (liabilities) recognized	$37,032	$116,740	$(5,081)	$(25,828)	$(14,445)	$(15,377)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net loss	$187,780	$123,354	$107,843	$17,904	$4,522	$3,538
Prior service cost	2,356	3,097	2,055	—	—	—
Transition obligation	—	—	—	275	824	1,374

Amounts recognized in AOCI	$190,136	$126,451	$109,898	$18,179	$5,346	$4,912

Components of net periodic benefit cost
Service cost	$28,108	$19,689	$19,767	$1,841	$1,813	$1,984
Interest cost	26,017	24,642	25,551	3,911	3,985	3,712
Expected return on plan assets	(37,755)	(41,792)	(32,192)	(4,189)	(4,322)	(3,507)
Amortization of prior service cost	742	742	524	—	—	—
Amortization of transition obligation	—	—	—	550	550	547
Amortization of actuarial loss	14,440	7,171	3,636	—	—	—

Net periodic benefit cost	$31,552	$10,452	$17,286	$2,113	$2,026	$2,736

	Pension Benefits			Postretirement Medical Benefits
	2011**	2010**	2009**	2011**	2010**	2009**
	(In thousands)
Other Changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income
Net loss (gain)	$78,865	$22,639	$(44,843)	$13,383	$984	$(1,565)
Amortization of loss	(14,440)	(7,171)	(3,636)	—	—	—
Prior service cost	—	1,827	—	—	—	—
Amortization of prior service cost	(742)	(742)	(524)	—	—	—
Amortization of transition obligation		—	—	(550)	(550)	(547)

Total recognized in OCI	$63,683	$16,553	$(49,003)	$12,833	$434	$(2,112)

*	Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

**	Plan assets and obligation measured as of December 31.

***	The actual allocation of plan assets at fair value is as follows:

	Pension			Postretirement Medical
	2011	2010	2009	2011	2010	2009
Equity securities	48%	55%	50%	48%	55%	50%
Fixed income securities	49%	43%	49%	49%	43%	49%
Cash equivalents	3%	2%	1%	3%	2%	1%

At December 31, 2011 approximately 24% of the plan assets consisted of investments in funds administered by Virtus Investment Partners, Inc. (“Virtus”). At December 31, 2010 approximately 26% of the plan assets consisted of investments in funds administered by Virtus. Virtus is a provider of investment management products and services to individuals and institutions. At January 1, 2010 BFC owned convertible preferred shares in Virtus that represented 23% ownership in the company. During 2010, BFC converted approximately one-fourth of its convertible preferred shares to common shares and still retains a 23% ownership in the company based on the combined shares.

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

Equity securities	50%
Fixed income securities	50%

The weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows:

	Pension Benefits			Postretirement Medical Benefits
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	4.50%	5.40%	5.90%	4.50%	5.40%	5.90%
Rate of compensation increase	3.80%	3.80%	3.85%	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	5.40%	5.90%	6.20%	5.40%	5.90%	6.20%
Expected return on plan assets	7.00%	8.00%	8.00%	7.00%	8.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.85%	N/A	N/A	N/A

For 2012, the Bank intends to keep the expected return on plan assets at 7%.

The Bank’s pension and postretirement plan assets are measured at fair value on a recurring basis. See Note 11 to the Consolidated Financial Statements for information on the hierarchy of inputs and the primary valuation methodologies used to measure fair value.

Level 1 plan assets primarily include exchange-traded equity securities, exchange-traded mutual funds, exchange-traded derivatives, U.S. Treasury securities and money market funds. Mutual funds are valued at quoted market prices. Money market funds are stated at cost plus accrued interest. Level 2 plan assets include U.S. government agency securities and corporate debt securities. External vendors typically use pricing models to determine fair values for these securities. Standard market inputs include yield curves and indices and market-corroborated pricing. There are no plan assets classified Level 3 at December 31, 2011 or 2010.

While the Bank believes the valuation methodologies for its plan assets are appropriate and consistent with other market participants, the use of different assumptions or methodologies could have a material effect on their estimated fair values.

The fair value of the pension and postretirement benefit plan assets are presented in the following tables:

	Pension Plan Assets at December 31, 2011
	Fair Value Measurements Using		Total at Fair Value
	Level 1	Level 2
	(In thousands)
Asset category
Cash and money market funds	$17,569	$—	$17,569
Equity securities	207,466	—	207,466
U.S. Treasury securities	34,084	—	34,084
U.S. government agency securities	—	4,084	4,084
Corporate debt securities	—	186,923	186,923
Mutual funds	162,973	32,005	194,978
Derivative instruments	825	—	825

Total plan assets at fair value	$422,917	$223,012	$645,929

	Pension Plan Assets at December 31, 2010
	Fair Value Measurements Using		Total at Fair Value
	Level 1	Level 2
	(In thousands)
Asset category
Cash and money market funds	$10,520	$—	$10,520
Equity securities	196,485	—	196,485
U.S. Treasury securities	20,821	—	20,821
U.S. government agency securities	—	9,944	9,944
Corporate debt securities	—	172,968	172,968
Mutual funds	203,611	—	203,611
Derivative instruments	(203)	—	(203)

Total plan assets at fair value	$431,234	$182,912	$614,146

	Postretirement Medical Plan Assets at December 31, 2011
	Fair Value Measurements Using		Total at Fair Value
	Level 1	Level 2
	(In thousands)
Asset category
Cash and money market funds	$1,741	$—	$1,741
Equity securities	20,565	—	20,565
U.S. Treasury securities	3,379	—	3,379
U.S. government agency securities	—	405	405
Corporate debt securities	—	18,529	18,529
Mutual funds	16,155	3,172	19,327
Derivative instruments	82	—	82

Total plan assets at fair value	$41,922	$22,106	$64,028

	Postretirement Medical Plan Assets at December 31, 2010
	Fair Value Measurements Using		Total at Fair Value
	Level 1	Level 2
	(In thousands)
Asset category
Cash and money market funds	$1,025	$—	$1,025
Equity securities	19,144	—	19,144
U.S. Treasury securities	2,029	—	2,029
U.S. government agency securities	—	969	969
Corporate debt securities	—	16,853	16,853
Mutual funds	19,839	—	19,839
Derivative instruments	(20)	—	(20)

Total plan assets at fair value	$42,017	$17,822	$59,839

For measurement purposes, an 7.8 percent annual rate of increase for pre 65 and an 7.8 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits were assumed for 2011. The rate will be graded down to 4.5 percent for pre 65 and 4.5 percent for post 65 in 2029 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

2011	1 Percentage Point Increase	1 Percentage Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$660	$(566)
Effect on postretirement benefit obligation	$11,223	$(9,507)

The following table sets forth the status of the supplemental unfunded retirement plan:

	Supplemental Unfunded Retirement Benefits
	2011	2010	2009
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$7,825	$5,035	$10,367
Service cost	559	506	883
Interest cost	342	235	540
Benefits paid	(1,323)	(3,129)	(3,492)
Actuarial loss (gain)	3,928	5,178	(3,263)

Benefit obligation at end of year	$11,331	$7,825	$5,035

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	1,323	3,129	3,492
Benefits paid	(1,323)	(3,129)	(3,492)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status at end of year	$(11,331)	$(7,825)	$(5,035)

Liabilities recognized in the Statements of Condition consist of:
Accrued pension and post-retirement liabilities	$(11,331)	$(7,825)	$(5,035)

Net liabilities recognized	$(11,331)	$(7,825)	$(5,035)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net loss or (gain)	$8,077	$4,149	$(2,407)
Prior service credit	(618)	(951)	(1,285)

Amounts recognized in AOCI	$7,459	$3,198	$(3,692)

Components of net periodic benefit cost
Service cost	$559	$506	$883
Interest cost	342	235	540
Amortization of prior service credit	(334)	(334)	(330)
Amortization of actuarial gain	—	(310)	—

Net periodic benefit cost	$567	$97	$1,093

Other Changes in Plan Assets and Benefit Obligations recognized in Other Comprehensive Income
Net loss (gain)	$3,928	$6,245	$(2,579)
Amortization of gain	—	310	—
Amortization of prior service credit	334	334	330

Total recognized in OCI	$4,262	$6,889	$(2,249)

	Supplemental Unfunded Retirement Benefits
	2011	2010	2009
Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	4.00%	4.70%	5.20%
Rate of compensation increase	3.80%	3.80%	3.85%
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	4.70%	5.20%	5.50%
Rate of compensation increase	3.80%	3.80%	3.85%

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are $17.9 million and $0.7 million, respectively. The estimated net gain and transition obligation for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year is $0.3 million and $0.3 million, respectively. The net loss and prior service cost for the supplemental unfunded retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year is $0.2 million and $0.3 million, respectively

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

		Postretirement Medical Benefits		Supplemental Retirement Benefits
Year	Pension Benefits	Before Medicare Subsidy	Medicare Subsidy (1)
	(In thousands)
2012	$38,964	$4,647	$509	$1,040
2013	35,644	4,909	562	1,002
2014	40,904	5,231	626	1,247
2015	40,357	5,497	695	1,275
2016	41,577	5,857	768	1,324
Thereafter	226,632	34,225	5,205	7,231

(1)	Medicare subsidies expected to be received.

16.     Stock-Based Compensation Plans

The Bank has four types of stock-based compensation plans: a stock option program, a mid-term incentive plan, a deferred incentive plan and an employee share purchase plan. The Bank determines expense based on the fair value of stock-based compensation. Stock-based compensation expense is recognized based on the estimated number of shares for which service is expected to be rendered and over the period during which employees are required to provide service in exchange for the shares. Stock-based compensation granted to retirement-eligible employees is expensed fully at the time of grant.

Stock Option Program

The BFC Stock Option Program was established under the BMO Stock Option Plan for certain designated executives and other employees of the Bank and affiliated companies in order to provide incentive to attain long-term strategic goals and to attract and retain services of key employees.

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

The compensation expense related to this program totaled $1.6 million, $1.7 million, and $1.8 million in 2011, 2010, and 2009, respectively. The excess tax benefits recognized for the years ended 2011, 2010, and 2009 were $0.5 million, $0.6 million, and $0.7 million, respectively. At December 31, 2011, the total unrecognized compensation cost related to nonvested stock option awards was $1.9 million, and the weighted average period over which it is expected to be recognized is approximately 3.1 years.

The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted average per share fair value of options granted during 2011, 2010, and 2009 was $2.63, $10.46, and $9.48, respectively; of which, the weighted-average fair value of options granted as part of the M&I acquisition was $2.32, for a total of 2,865,236 stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010, and 2009 was $12.3 million, $12.8 million, and $9.8 million, respectively. Cash proceeds from options exercised under the plan totaled $28.6 million, $33.6 million, and $24.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. The tax benefits from stock options realized during 2011, 2010, and 2009 were $5.9 million, $4.3 million, and $2.9 million, respectively.

The following table summarizes the stock option activity for 2011 and 2010 and provides details of stock options outstanding at December 31, 2011 and 2010:

	Year Ended December 31, 2011
Options	Shares	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value	Wtd. Avg. Remaining Contractual Life
	(In millions)
Outstanding at beginning of year	2,092,418	$49.36	$20.5	5.12 years
Granted	269,775	55.06
Granted as part of the M&I acquisition	2,865,236	189.89
Exercised	(532,901)	36.63
Forfeited, cancelled	(363,495)	173.28
Transferred (1)	(349,977)	163.23

Outstanding at December 31, 2011	3,981,056	125.53	$11.2	5.01 years

Options exercisable at December 31, 2011	3,122,216	$145.11	$8.2	4.36 years

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

	Year Ended December 31, 2010
Options	Shares	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value	Wtd. Avg. Remaining Contractual Life
	(In millions)
Outstanding at beginning of year	2,198,806	$43.67	$24.0	4.66 years
Granted	196,329	58.09
Exercised	(577,242)	38.20
Transferred (1)	274,525	45.74

Outstanding at December 31, 2010	2,092,418	49.36	$20.5	5.12 years

Options exercisable at December 31, 2010	1,261,405	$46.06	$16.4	3.57 years

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2011:

Options	Shares	Wtd. Avg. Grant Date Fair Value per Share
Nonvested at beginning of year	831,013	$8.08
Granted	269,775	5.88
Vested	(185,422)	8.65
Transferred (1)	(56,526)	7.74

Nonvested at December 31, 2011	858,840	$7.43

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2010:

Options	Shares	Wtd. Avg. Grant Date Fair Value per Share
Nonvested at beginning of year	720,096	$7.32
Granted	196,329	10.46
Vested	(148,419)	7.25
Forfeited, cancelled	—	—
Transferred (1)	63,007	7.40

Nonvested at December 31, 2010	831,013	$8.08

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following weighted-average assumptions were used to determine the fair value of options on the date of grant:

	2011	2010
Risk-free interest rate	1.70%	2.90%
Expected life	4.8 years	6.5 years
Expected volatility	21.79%	24.00%
Expected dividend yield	7.10%	4.71%

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

The Bank was party to agreements made between BMO and third parties to assume a portion of the Bank’s obligations related to the 2007 and 2008 mid-term incentive plans. The Bank was not party to similar agreements for the 2009, 2010 or 2011 mid-term incentive plans. Amounts paid by the Bank under the agreements were capitalized and recognized as compensation expense over the performance cycles of the plans on a straight-line basis, including calendar years 2010 and 2011. Amounts related to units granted to employees who are eligible to retire are expensed at the time of grant. Any future obligations to participants required under these plans will be the responsibility of the third parties.

For the obligations relating to the 2010 and 2011 plans for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the service period to reflect the current estimate of ultimate employer liability, which is a function of the current market value of BMO’s common shares and BMO’s total shareholder return compared with those of its competitors. Adjustments for changes in estimates of ultimate payments to participants are recognized in current and future periods. The Bank enters into certain total return swap contracts to minimize exposure to currency exchange rate and equity price fluctuations. The contracts are derivative instruments accounted for at fair value and do not qualify for hedge accounting.

The compensation expense related to the plans totaled $21.6 million, $24.2 million and, $25.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. The related tax benefits recognized for the years ended December 31, 2011, 2010, and, 2009, totaled $8.2 million, $9.2 million, and $9.6 million, respectively. The total unrecognized compensation cost related to nonvested awards was $0.4 million at December 31, 2011. The weighted average period over which it is expected to be recognized is approximately 1.8 years.

Deferred Incentive Plans

The Bank offers deferred incentive plans for certain employees. Under these plans, fees and annual incentive payments can be deferred as stock units of BMO common shares. These stock units are fully vested on the grant date. The value of these stock units is adjusted to reflect reinvested dividends and changes in the market value of our common shares.

Deferred incentive payments, which can be made in cash or shares, are paid upon retirement or resignation.

Expenses for these plans are recorded in the year the fees and incentive payments are earned. Changes in the amount of the incentive payments as a result of dividends and share price movements are recorded as expense in the period of the change.

Deferred incentive plan units granted during the years ended December 31, 2011, 2010 and 2009 totaled 9,494, 2,466 and 5,411, respectively. The weighted average grant date fair value of the units granted during the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.1 million and $0.1 million, respectively.

Liabilities related to these plans are recorded in other liabilities in the Consolidated Statements of Condition and totaled $2.3 million and $2.2 million as of December 31, 2011 and 2010, respectively. Payments made under these plans for the years ended December 31, 2011 and 2010 were zero and $0.7 million, respectively.

Expenses related to these plans for the years ended December 31, 2011, 2010 and 2009 were $0.3 million, $0.3 million and $1.0 million before tax, respectively ($0.2 million, $0.2 million and $0.6 million after tax, respectively).

A total of 48,212 and 30,928 deferred incentive plan units were outstanding at December 31, 2011 and 2010, respectively.

Employee Share Purchase Plan

The BMO Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank’s contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $0.9 million, $0.8 million, and $0.8 million in 2011, 2010, and 2009, respectively.

17.    Lease Expense and Obligations

Rental expense for all operating leases was $66.0 million in 2011, $46.9 million in 2010, and $45.8 million in 2009. Lease commitments are primarily for office space.

In March 2005, the Bank sold the land and building located at 111 West Monroe Street, Chicago, Illinois to a third party. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain which was deferred and is being amortized into income over the term of the leaseback. The remaining deferred gain resulting from the sale was $34.9 million and $38.2 million, at December 31, 2011 and 2010, respectively. $3.2 million of deferred gain was amortized into income in each of 2011, 2010 and 2009.

In December 2001, the Bank closed on the sale of its operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease is recorded as an operating lease and the original term ended on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The lease was extended until December 31, 2014 with the option of returning half of the leased space at December 31, 2013. The remaining deferred gain resulting from the sale, which was being amortized into income over the original term of the lease, was $0 and $1.7 million as of December 31, 2011 and 2010 respectively. $1.7 million of deferred gain was amortized into income in each of 2011, 2010 and 2009.

In addition, the Bank and other subsidiaries own or lease premises at other locations to conduct branch banking activities.

Minimum rental commitments as of December 31, 2011 for all non-cancelable operating leases are as follows:

Year	Amount
(In thousands)
2012	$60,907
2013	56,678
2014	52,352
2015	47,527
2016	41,710
Thereafter	284,160

Total minimum future rentals	$543,334

Occupancy expenses have been reduced by $6.8 million, $3.4 million, and $3.4 million in 2011, 2010 and 2009, respectively for rental income from leased premises.

18.    Income Taxes

The 2011, 2010 and 2009 applicable income tax expense (benefit) were as follows:

	Federal	State	Total
	(In thousands)
2011:
Current	$(23,473)	$(2,551)	$(26,024)
Deferred	128,071	1,746	129,817

Total	$104,598	$(805)	$103,793

2010:
Current	$23,093	$3,080	$26,173
Deferred	(69,682)	(3,629)	(73,311)

Total	$(46,589)	$(549)	$(47,138)

2009:
Current	$(150,041)	$3,791	$(146,250)
Deferred	30,850	(6,360)	24,490

Total	$(119,191)	$(2,569)	$(121,760)

Net deferred tax assets are comprised of the following at December 31, 2011, 2010 and 2009:

	December 31
	2011	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$356,639	$291,359	$271,799
Deferred employee compensation	38,717	27,986	26,121
Deferred expense and prepaid income	120,373	16,004	19,240
Intangible assets and purchase accounting valuations	1,048,013	13,781	—
Federal tax loss carryforward	895,327	—	—
State tax loss carryforward	175,853	34,553	29,905
Tax credit carryforward	115,126	46,459	1,947
Other assets	12,646	7,065	5,784

Gross deferred tax assets	$2,762,694	$437,207	$354,796
Valuation allowance	(193,372)	(46,739)	(38,215)

Deferred tax assets, net of valuation allowance	$2,569,322	$390,468	$316,581

Deferred tax liabilities:
Depreciable assets	(186,055)	(50,997)	(47,605)
Intangible assets and purchase accounting valuations	—	—	(10,011)
Pension and medical trust	(71,152)	(86,925)	(79,716)
Other liabilities	(1,186)	(1,154)	(1,376)

Gross deferred tax liabilities	$(258,393)	$(139,076)	$(138,708)

Deferred tax assets	$2,310,929	$251,392	$177,873
Tax effect of fair value adjustments on available-for-sale securities, pension liabilities and hedging transactions recorded directly to stockholder’s equity	59,961	81,962	57,929

Net deferred tax assets	$2,370,890	$333,354	$235,802

Federal tax credit carryforwards at December 31, 2011 of approximately $115.1 million consist of approximately $41.2 million of AMT tax credits which do not expire and $73.9 million of general business credits that will expire in varying amounts in the years 2026 through 2031.

Federal tax loss carryforwards at December 31, 2011 of approximately $2,558.1 million will expire in varying amounts in the years 2020 through 2031.

State tax loss carryforwards at December 31, 2011 of approximately $3,667.8 million will expire in varying amounts in the years 2012 through 2031.

A valuation allowance of $193.4 million and $46.7 million exists at December 31, 2011 and 2010, respectively, to offset deferred tax assets related to the Bank’s state tax loss carryforwards and certain state deferred tax assets. During 2011, the valuation allowance increased as a result of the M&I acquisition and subsequently decreased by $5.7 million in the year, due in part to the expiration of state net operating loss carryforwards relating to M&I.

In evaluating deferred taxes for recoverability, the Bank considers the relative impact of positive and negative evidence, including historical financial performance and projections of future taxable income. In addition, future reversals of taxable temporary differences, tax planning strategies and tax recoveries are analyzed. Although realization in not assured, the Bank has concluded there is sufficient positive evidence to overcome any negative evidence and support its conclusion that the federal deferred tax asset along with state deferred tax assets, except those noted above, will more likely than not be realized. The positive evidence includes two means by which the Bank is able to realize its net deferred tax asset. First, the Bank forecasts sufficient taxable income in the tax carryforward period, exclusive of tax planning strategies, to support the net deferred tax asset. Second, the Bank has identified tax planning strategies that would be employed, if necessary, to prevent a tax carryforward from expiring.

Based on the foregoing discussion, the federal tax loss carryforward period of 20 years provides enough time to utilize deferred tax assets relating to the existing net operating loss carryforwards and any tax loss that would be created by the reversal of the future net deductions that have not been taken on a tax return.

The Bank estimates future taxable income based on the Bank’s business plans. The Bank’s planning and forecasting process is part of BMO’s overall process. In consultation with BMO’s economics department, these forecasts include assumptions on interest rates, GDP growth, unemployment rates, housing prices and the consumer price index. In addition, one-time items such as integration and restructuring costs associated with the M&I transaction are included in the projections.

In accordance with ASC 740, the Bank has examined tax planning strategies available to the Bank that would be acted upon, if required. These strategies which support some, but not all, of the deferred tax asset include selling certain assets that produce tax exempt income, while re-investing the proceeds in assets that produce fully taxable income. In addition, BMO has indicated that they remain fully committed to supporting the Bank and have the capacity and willingness to implement tax planning strategies to ensure that the Bank’s tax loss carryforwards do not expire. Only those tax planning strategies that the Bank and BMO management consider prudent and feasible, and which management has the ability and intent to implement, have been incorporated into the Bank’s assessment. The primary and most significant parental support planning strategy is BMO’s commitment to infuse funds into the Bank by means of an interest free loan or capital into the Bank. Such a strategy would allow the Bank to reduce medium and long term borrowings and/or otherwise invest in assets that produce taxable income.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

	Years Ended December 31
	2011	2010	2009
Federal statutory rate:	35.0%	35.0%	35.0%
Increase (reduction) in income tax benefits due to:
Bank-owned insurance	(5.3)	38.6	6.4
Valuation allowance change for state deferred taxes, net of federal effect	(1.3)	(17.8)	(4.6)
State income taxes, excluding valuation allowance, net of federal effect	1.2	18.6	5.3
Tax-exempt municipal income	(3.5)	38.6	7.2
Other, net	(3.5)	0.1	0.8

Actual income tax rate	22.6%	113.1%	50.1%

The balance of gross unrecognized tax benefits may decrease between zero and $7.4 million during the next twelve months depending upon the settlement of federal, state, and local audits.

With few exceptions, the Bank is no longer subject to U.S. federal, state or local income tax exams for years prior to 2008. The Bank joins in filing a consolidated Federal income tax return with its parent, BMO Financial Corp. During 2011, the Internal Revenue Service completed its examination of the 2006, 2007 and 2008 consolidated Federal income tax returns of BMO Financial Corp.; there were no significant adjustments that had a material impact on the effective tax rate. As of December 31, 2011, no significant adjustments have been proposed for the Bank’s federal or state tax positions.

The Bank recognizes penalties and the accrual of interest related to unrecognized tax benefits in its income tax expense. During the years ended December 31, 2011, 2010 and 2009, the interest and penalties recognized by the Bank were not significant and did not affect the annual effective tax rate. The Bank had approximately $0.1 million and $0.2 million accrued for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

19.    Regulatory Capital

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

The Board and OCC also require an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Board and OCC established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent.

The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all FDIC-insured institutions ranging from “well capitalized” to “critically undercapitalized.” Classification within a category is based primarily on the three capital adequacy measures.

Noncompliance with minimum capital requirements may result in regulatory corrective actions that could have a material effect on the Bank’s financial statements.

As of December 31, 2011 and 2010, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2011 that have changed the capital category of the Bank.

At December 31, 2011 and 2010, the Bank had noncontrolling interests in preferred stock of subsidiaries of $260.7 million and $250.0 million, respectively. For the years ended December 31, 2011 and 2010, dividends declared and paid on the preferred stock were $19.8 million and $18.4 million, respectively. The preferred stock qualifies as Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

On November 22, 2011 the Board issued a final rule requiring top-tier U.S. bank holding companies with total consolidated assets of $50 billion or more, which includes BFC, to submit annual capital plans for review beginning January 9, 2012. In addition, the OCC had similar expectations of the Bank. The BHB and BFC capital plans submitted in January 2012 included, as required, a schedule of anticipated capital actions, including external dividend payments by subsidiaries, which must be approved by the Board and the OCC. On March 13, 2012 the Board informed BFC that it had completed its 2012 Capital Plan Review, and it did not object to the proposed capital distributions through March 31, 2013 submitted to the Board pursuant to the Capital Plan Review.

The following table summarizes the Bank’s risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions. Ratios as of December 31, 2010 have not been recast to reflect the historical financial results of The Harris Bank N.A.

							To Be Well Capitalized
			For Capital				Under Prompt Corrective
	Actual		Adequacy Purposes				Action Provisions
	Capital	Capital	Capital		Capital		Capital		Capital
	Amount	Ratio	Amount		Ratio		Amount		Ratio
	(In thousands)
As of December 31, 2011
Tier 1 Common to Risk-Weighted Assets (1)	$8,573,206	13.93%
Tier 1 Capital to Risk-Weighted Assets	$8,828,959	14.34%	≥	$2,462,750	≥	4.00%	≥	$3,694,125	≥	6.00%
Total Capital to Risk-Weighted Assets	$10,291,543	16.72%	≥	$4,924,183	≥	8.00%	≥	$6,155,229	≥	10.00%
Tier 1 Capital to Quarterly Average Assets	$8,828,959	9.91%	≥	$3,563,657	≥	4.00%	≥	$4,454,571	≥	5.00%
As of December 31, 2010
Tier 1 Common to Risk-Weighted Assets (1)	$4,177,320	15.10%
Tier 1 Capital to Risk-Weighted Assets	$4,422,319	15.98%	≥	$1,106,963	≥	4.00%	≥	$1,660,445	≥	6.00%
Total Capital to Risk-Weighted Assets	$4,945,364	17.87%	≥	$2,213,929	≥	8.00%	≥	$2,767,411	≥	10.00%
Tier 1 Capital to Quarterly Average Assets	$4,422,319	9.64%	≥	$1,834,987	≥	4.00%	≥	$2,293,734	≥	5.00%

(1)	There is no published regulatory minimun for the Tier 1 common ratio.

20.    Investments in Subsidiaries and Statutory Restrictions

BMO Harris Bank N.A.’s investment in the combined net assets of its wholly-owned subsidiaries was $1.0 billion and $983 million at December 31, 2011 and 2010, respectively.

Provisions of Federal banking laws place restrictions upon the amount of dividends that can be paid to BFC by its bank subsidiaries. The National Bank Act requires all national banks to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank, except for dividends paid by such subsidiary to the national bank), in any calendar year, will exceed its net income for that year, combined with its retained net income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, Harris Preferred Capital Corporation, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval and the Bank must receive prior approval from the OCC before Harris Preferred Capital Corporation declares dividends on the Preferred Shares. Prior approval from the OCC was received for the dividend declarations in March 2011, May 2011 and August 2011. Because the Bank’s third quarter 2011 earnings were sufficient to eliminate the need for OCC approval of dividends on the Preferred Shares that may be declared by the board of Harris Preferred Capital Corporation in the fourth quarter ending December 31, 2011, was not required to obtain permission from the OCC for such a declaration. The need to request similar approvals from the OCC for subsequent quarters will be determined by the Bank’s earnings for those future periods. There is no assurance that the Bank and Harris Preferred Capital Corporation will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. There were no cash dividends paid to BFC by the Bank in 2011 and there were no cash dividends paid to Bankcorp by the Bank in 2010.

The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2011 and 2010, daily average reserve balances of $518.7 million and $312.1 million, respectively, were required for the Bank. At December 31, 2011 and 2010, balances on deposit at the Federal Reserve Bank totaled $16.8 billion and $14.1 billion, respectively. Interest income recognized in the year ended December 31, 2011, 2010 and 2009 was $41.6 million, $25.8 million and $15.8 million, respectively.

21.    Contingent Liabilities and Litigation

The Bank and certain of its subsidiaries are party to legal proceedings, including regulatory investigations, in the ordinary course of their businesses. Reserves are established for legal claims when management determines that it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. No material reserves have been recorded related to legal proceedings or regulatory investigations as of December 31, 2011 or 2010. While there is inherent difficulty in predicting the outcome of these proceedings, management believes that current legal reserves are adequate and does not expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Bank’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may differ from management’s current assessment.

22.    Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss shown in stockholder’s equity, net of tax:

	Unrealized		Unrealized	Accumulated
	Gain on	Pension and	Loss on Cash Flow	Other
	Securities	Postretirement	Hedge	Comprehensive
	Available-For-Sale	Adjustments	Activity	Loss
	(In thousands)
Balance at December 31, 2011	$103,319	$(137,482)	$(64,145)	$(98,308)

Balance at December 31, 2010	$41,484	$(85,184)	$(92,659)	$(136,359)

Balance at December 31, 2009	$61,079	$(74,729)	$(83,402)	$(97,052)

23.     Foreign Activities (by Domicile of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

	Foreign	Domestic	Consolidated
	(In thousands)
2011
Total operating income	$14,000	$3,040,671	$3,054,671
Total expenses	7,554	2,586,842	2,594,396

Income before taxes	$6,446	$453,829	$460,275
Applicable income tax expense	2,514	101,279	103,793

Net income	$3,932	$352,550	$356,482

Identifiable assets at year-end	$3,331,656	$93,926,900	$97,258,556

2010
Total operating income	$20,350	$1,784,816	$1,805,166
Total expenses	13,491	1,814,917	1,828,408

Income (loss) before taxes	$6,859	$(30,101)	$(23,242)
Applicable income tax expense (benefit)	2,726	(49,864)	(47,138)

Net income	$4,133	$19,763	$23,896

Identifiable assets at year-end	$1,468,249	$49,105,387	$50,573,636

2009
Total operating income	$34,679	$1,847,768	$1,882,447
Total expenses	34,355	2,072,664	2,107,019

Income (loss) before taxes	$324	$(224,896)	$(224,572)
Applicable income tax expense (benefit)	129	(121,889)	(121,760)

Net income (loss)	$195	$(103,007)	$(102,812)

Determination of rates for foreign funds generated or used is based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Internal allocations for certain unidentifiable income and expenses were distributed to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2011 and 2010, identifiable foreign assets accounted for 3.4 percent and 2.9 percent respectively, of total consolidated assets. Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during the three years presented.

24.     Interest in Variable Interest Entities

Variable interest entities include entities whose equity is considered insufficient to finance its activities or for which the equity holders do not have a controlling financial interest. A variable interest is one that changes with changes in the fair value of the VIE’s net assets. The Bank is required to consolidate a VIE if the investment held in the entity and/or the relationships with it results in the Bank being the primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in the VIE where control is defined as both 1) the power to direct the activities that most significantly impact the VIE’s economic performance and 2) the obligation to absorb losses and/or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Bank determines whether it is the primary beneficiary of a VIE based on qualitative and quantitative assessments performed on an ongoing basis.

The Bank is committed to community reinvestment and is required under federal law to take affirmative steps to help meet the credit needs of the local communities it serves. For this purpose, the Bank holds variable interests in variable interest entities. The Bank regularly invests in or lends to entities that: own residential facilities that provide housing for low-to-moderate income families (affordable housing projects); own commercial properties that are involved in historical preservations (rehabilitation projects); or provide funds for qualified low income community investments. These projects are generally located within the geographic markets served by the Bank. The Bank’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests. The Bank does not have the power to direct the activities of the entities that significantly affects their economic performance. At December 31, 2011, the aggregate carrying value of investments in the form of subordinated debt amounted to $21.2 million represented an involvement in 26 entities. At December 31, 2010, the aggregate carrying value of investments in the form of subordinated debt amounted to $12.9 million represented an involvement in 15 entities.

Generally, the economic benefit from the equity investments consists of the income tax benefits obtained from the Bank’s allocated operating losses from the partnership that are tax deductible, allocated income tax credits for projects that qualify under the Internal Revenue Code and in some cases, participation in the proceeds from the eventual disposition of the property. The Bank uses the equity method of accounting to account for these investments in entities where equity is held. To the extent a project qualifies for income tax credits, the project must continue to qualify as an affordable housing project for fifteen years, a rehabilitation project for five years, or a qualified low income community investment for seven years in order to avoid recapture of the income tax credit. These requirements generally define the time the Bank will be involved in a project.

The Bank’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2011, the aggregate carrying value of the subordinated debt and equity investments amounted to approximately $129.1 million and the amount of unfunded commitments outstanding was $53.3 million. At December 31, 2010, the aggregate carrying value of the subordinated debt and equity investments amounted to approximately $56.6 million and the amount of unfunded commitments outstanding was $30.3 million.

The Bank enters into debt modifications (some qualifying under GAAP as troubled debt restructurings) where the borrowers emerge as VIEs in relation to the Bank. The Bank may hold equity investments in the VIEs along with modified debt due from the VIEs. The Bank does not have the ability to direct the activities that most significantly affect the VIEs’ economic performance and is not required to consolidate them. In addition, the Bank interests in the VIEs are not considered significant variable interests as defined by GAAP at December 31, 2011 and December 31, 2010.

25.     Related Party Transactions

During 2011, 2010 and 2009, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds; repurchase and reverse repurchase agreements; short and long-term borrowings; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2011, 2010 and 2009, the Bank received from BMO approximately $39.0 million, $34.8 million, and $27.4 million respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BMO of approximately $122.4 million, $88.3 million, and $85.2 million, in 2011, 2010, and 2009, respectively. During 2011, 2010 and 2009, the Bank received from BFC approximately $66.8 million $69.8 million, and $66.5 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BFC of approximately $8.3 million, $8.6 million, and $7.0 million in 2011, 2010 and 2009, respectively.

During 2010, the Bank sold $272 million of nonperforming loans to psps. During 2009, the Bank sold $503 million of nonperforming loans to psps Holdings, LLC (“psps”). psps was formed in December 2008 to hold and manage nonperforming loans. Loans were sold at fair value. For nonperforming loans sold, credit losses were recorded at the Bank prior to closing, as required, to reflect any credit deterioration. Credit-related write-downs were reflected in the provision for credit losses and/or as write-downs against the allowance for loan losses. For these loans, the carrying value after any required write-downs was considered by management to represent estimated fair value. No gain or loss was recognized in the Consolidated Statements of Operations on sale of loans from the Bank to psps. No loans were sold to psps in 2011.

At December 31, 2011, derivative contracts with BMO represent $713.0 million and $627.6 million of unrealized gains and unrealized losses, respectively. At December 31, 2010, derivative contracts with BMO represent $350.8 million and $422.6 million of unrealized gains and unrealized losses, respectively. At December 31, 2009, derivative contracts with BMO represented $350.4 million and $485.4 million of unrealized gains and unrealized losses, respectively.

In June 2007 the Bank amended the leaseback agreement for the building located at 111 West Monroe Street, Chicago, Illinois. The Bank received from BMO Chicago Branch a payment of $6.1 million as compensation for the extension of the original lease termination dates and a payment of $5.8 million as compensation for the vacancy anticipated on the original lease. The payments were deferred and are amortized on a straight-line basis over the remaining term of the lease. Deferred revenue of $0.7 million was recognized in each of 2011, 2010 and 2009.

The Bank and BMO combined their U.S. FX activities. Under this arrangement, the Bank and BMO share FX net profit in accordance with a specific formula set forth in the agreement. This agreement expires on September 30, 2012 but may be extended at that time. Either party may terminate the arrangement at its option. FX revenues are reported net of expenses. During 2011, 2010 and 2009 foreign exchange revenues were $3.0 million, $4.9 million, and $11.5 million, respectively, under this agreement.

The Bank has loans outstanding to certain executive officers and directors of BHB. These loans totaled $1.9 million and $1.3 million at December 31, 2011 and 2010, respectively. The Bank also has loans outstanding to certain executive officers and directors of BFC. These loans totaled $66.4 million and zero at December 31, 2011 and 2010, respectively. The total unfunded commitments outstanding relating to the loans to certain executive officers and directors of BHB and BFC were $34.4 million and $0.3 million at December 31, 2011 and 2010, respectively.

During 2011 and 2010 the Bank held demand deposits on behalf of BMO and its subsidiaries. At December 31, 2011 and 2010, the Bank had $506.6 million and $239.1 million of such deposits, respectively. The Bank also held a foreign demand deposit with another BMO affiliate of $2.6 billion as of December 31, 2011 and $2.7 billion as of December 31, 2010.

The Bank enters into purchases of securities, primarily U.S. Treasury and Federal agency securities, under agreements to resell identical securities with BFC and its subsidiaries. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statements of Condition. Securities purchased under agreement to resell between the Bank and BFC and its subsidiaries totaled $1.7 billion and $1.2 billion at December 31, 2011 and 2010, respectively.

The Bank enters into sales of securities, primarily U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements, between the Bank and BFC and its subsidiaries, represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase between the Bank and BFC and its subsidiaries totaled $410.3 million and $433.9 million at December 31, 2011 and 2010, respectively.

The following tables summarize the Bank’s related party transactions for long-term notes (senior and subordinated) and certificates of deposit:

	Interest Expense Year Ended December 31		Loan Balance December 31
	2011	2010	2011	2010	Rate	Reprice
	(In thousands)
Long-term notes — senior/unsecured
Floating rate senior note to BMO subsidiary due June 13, 2011	$1,421	$3,594	$—	$746,500	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	7,184	9,990	—	550,000	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	653	908	—	50,000	145bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO branch due August 14, 2012	4,998	5,301	1,100,000	1,100,000	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior/unsecured	$14,256	$19,793	$1,100,000	$2,446,500

Long-term notes — subordinated
Floating rate subordinated note to BFC due December 23, 2012	$—	$48	$—	$—	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due May 30, 2013	—	57	—	—	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due November 26, 2013	—	41	—	—	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due February 26, 2014	—	12	—	—	50bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due May 31, 2014	657	702	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due May 31, 2016	683	728	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total long-term notes — subordinated	$1,340	$1,588	$200,000	$200,000

Total long-term notes	$15,596	$21,381	$1,300,000	$2,646,500

	Interest Expense Year Ended December 31		Certificate of Deposit Balance December 31
	2011	2010	2011	2010
	(In thousands)
Certificates of deposit
Certificate of deposit to BMO subsidiary due on January 26, 2011(1)	$—	$—	$—	$250	0.14%	Fixed
Certificate of deposit to BMO subsidiary due on February 7, 2011	1	3	—	1,300	0.18%	Fixed
Certificate of deposit to BMO subsidiary due on July 29, 2011	6,720	12,201	—	950,000	93bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on January 4, 2012(1)	2	4	3,750	3,194	0.12%	Fixed

Total certificates of deposit	$6,723	$12,208	$3,750	$954,494

(1)	Includes interest expense less than $1 thousand

In 2009, the Bank’s interest expense on long-term notes and certificates of deposit was $35.6 million and $35.9 million, respectively.

26.     Restructuring Charge

During 2011, the Bank recorded restructuring costs relating to the M&I acquisition of $24.4 million in the Consolidated Statement of Operations, and a corresponding liability for restructuring costs, measured initially at its fair value. The costs related primarily to severance and other employee-related charges, premises-related charges, and contract termination charges.

The following table summarizes the activity related to the Bank’s accrual for restructuring during 2011. The Bank expects substantially all of the accrual as of December 31, 2011 to be paid out within one year.

	Severance and retention related charges	Premises related charges	Contract termination and other related charges	Total
Balance at December 31, 2010	$—	$—	$—	$—
Restructuring accruals during the year	22,035	1,050	1,356	24,441
Paid during the year	(5,397)	(59)	(1,356)	(6,812)

Balance at December 31, 2011	$16,638	$991	$—	$17,629

27.     Visa Indemnification Charge

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

The initial public offering (IPO) of Visa shares occurred on March 25, 2008 followed by a mandatory partial redemption of BHB’s restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. During the first quarter of 2008, BHB received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statements of Operations since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. BHB’s share of the U.S. litigation escrow account funding was $17 million which was recognized as a reversal to the litigation reserve and as a decrease to non-interest expense.

On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. As a result, BHB recorded an additional reserve for this matter of $7 million (pretax) during the third quarter of 2008 as an increase to non-interest expense.

On July 5, 2011, as part of BMO’s acquisition of M&I, BHB assumed an additional $3.8 million in Visa litigation reserve.

In December 2011, March 2011, October 2010, June 2010, July 2009 and December 2008, BHB recorded decreases to noninterest expense of $8.9 million, $2.2 million, $4.7 million, $2.8 million, $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of BHB’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of December 31, 2011 and 2010, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $0 and $7.2 million respectively.

28.     Other Assets

Other securities are recorded in Other Assets on the Bank’s Consolidated Statements of Condition and primarily include Federal Reserve stock, FHLB stock and Community Reinvestment Act (“CRA”) investments. Other securities totaled $801.8 million at December 31, 2011 and $336.1 million at December 31, 2010.

Federal Reserve stock totaled $308.4 million and $106.9 million at December 31, 2011 and 2010, respectively, and FHLB stock totaled $364.1 million and $172.5 million at December 31, 2011 and 2010, respectively. The Bank is required to own these securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these financial institutions. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, their fair value is considered to be equal to amortized cost unless there is an identified event that may have a significant adverse effect on their fair value. No other-than-temporary impairment was recorded for Federal Reserve stock or FHLB stock during 2011, 2010 or 2009.

The FHLB of Chicago announced in October 2007 that it was under a consensual cease and desist order with its regulator, which among other things, restricts various future activities of the FHLB of Chicago. Such restrictions may limit or prevent the FHLB of Chicago from paying dividends or redeeming stock without prior approval. In December 2011, the FHLB of Chicago received approval from its regulator to repurchase excess stock held by its members beginning in the first quarter of 2012. Additionally, the FHLB of Chicago declared and paid a dividend in the first quarter of 2012. Based on evaluations of this investment as of December 31, 2011 and 2010, the Bank believes the cost of the investment will be recovered.

Securities received in satisfaction of debt are recorded at fair value. Fair value is determined using exchange traded prices where available. Otherwise, fair value is determined using other methods such as third party valuations or analysis of discounted cash flows. Securities that are not designated trading or available-for-sale are recorded in other assets.

CRA investments and other nonmarketable securities are subject to ongoing impairment reviews. See Note 3 to the Consolidated Financial Statements for additional information on the impairment review applied to all investments, including nonmarketable securities. During 2011, the Bank recorded other-than-temporary impairment of $0.6 million on eight CRA investments. During 2010, the Bank recorded other-than-temporary impairment of $0.2 million on four CRA investments. During 2009, the Bank recorded other-than-temporary impairment of $1.3 million on 27 CRA investments. Losses related to declines in the estimated fair value of the investments and were recorded in the Consolidated Statements of Operations to other-than-temporary impairment in 2011, 2010 and 2009.

The acquisition of AMCORE from the FDIC includes a loss share agreement with the FDIC. The loss share agreement provides for reimbursement from the FDIC for 80% of losses incurred on covered assets, including loans and OREO, subsequent to acquisition date. At acquisition, acquired loans and OREO of $1.5 billion and $23.0 million, respectively, were subject to the loss share agreement. An indemnification asset estimated at a fair value of $427.5 million was recorded at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. The indemnification asset is included in Other Assets. Subsequent to acquisition date but prior to December 31, 2010, the FDIC indemnification asset was increased by approximately $8.1 million due to an increase in the expected cash flows to be received from the FDIC from those initially expected and was reduced by $75.2 million for losses reimbursed by the FDIC. During the year ended December 31, 2011, the indemnification asset was decreased by approximately $28.3 million due to a decrease in the expected cash flows to be received from the FDIC and was reduced by $101.1 million for losses reimbursed by the FDIC. The balance was $230.5 million and $359.9 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, OREO totaled $277.4 million which was net of the valuation allowance of $13.9 million, of which $28.5 million was covered by the FDIC loss share agreement. At December 31, 2010, OREO totaled $38.1 million which was net of the valuation allowance of $3.7 million, of which $21.7 million was covered by the FDIC loss share agreement.

Property held for sale is recorded in other assets at the lower of cost or fair value less estimated selling costs. The carrying value of property held for sale was $3.8 million and $4.6 million at December 31, 2011 and 2010, respectively. All changes in the valuation allowance were recorded directly to noninterest expense during the years ended December 31, 2011 and 2010.

29. Subsequent Events

The consolidated financial statements have been prepared by management from the books and records of the Bank. The statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through March 23, 2012, the date the consolidated financial statements were available to be issued.