Form 10-Q
period 2012-03-31
HARRIS PREFERRED CAPITAL CORP
filed 2012-05-15
CIK 1046788

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock, $1.00 par value, outstanding on May 15, 2012 was 1,180. No common equity is held by nonaffiliates.

Harris Preferred Capital Corporation

TABLE OF CONTENTS

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	March 31 2012	December 31 2011	March 31 2011
	(unaudited)	(audited)	(unaudited)
	(unaudited)
	(in thousands)
Assets
Cash on deposit with BMO Harris Bank N.A.	$989	$948	$1,294
Securities purchased from BMO Harris Bank N.A. under agreement to resell	19,516	22,000	12,000

Total cash and cash equivalents with BMO Harris Bank N.A.	$20,505	$22,948	$13,294

Notes receivable from BMO Harris Bank N.A.	2,305	2,488	3,334
Securities available for sale, at fair value
Residential mortgage-backed	425,348	461,356	494,749
U.S. Treasury Bills	137,999	100,000	79,999
Other assets	1,456	1,587	1,625

Total assets	$587,613	$588,379	$593,001

Liabilities and Stockholders’ Equity
Accrued expenses	$137	$111	$102
Accrued taxes payable and deferred tax liabilities	2,068	1,644	1,643
Payable for security purchased	—	—	9,736

Total liabilities	$2,205	$1,755	$11,481

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Retained Earnings (Distributions in Excess of Earnings)	(1,945)	(425)	2,112
Accumulated other comprehensive income	16,619	16,315	8,674

Total stockholders’ equity	$585,408	$586,624	$581,520

Total liabilities and stockholders’ equity	$587,613	$588,379	$593,001

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income

and Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands except share and per share amounts)
Interest income:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	$23	$22
Notes receivable from BMO Harris Bank N.A.	37	53
Securities available for sale:
Mortgage-backed	3,531	4,670
U.S. Treasury Bills	3	1

Total interest income	$3,594	$4,746

Noninterest income:
Gain on sale of securities	—	3,115

Total income	$3,594	$7,861

Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	$2	$3
Advisory fees paid to BMO Harris Bank N.A.	43	31
General and administrative	136	121

Total operating expenses	$181	$155

Income before income taxes	$3,413	$7,706
Applicable state income taxes	324	732

Net Income	$3,089	$6,974
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gains (losses) arising during the period, net of deferred state taxes	304	(8,492)
Less: reclassification adjustment for realized gains included in net income, net of state tax effect	—	2,819

Total other comprehensive income (loss)	304	(5,623)

Comprehensive income	$3,393	$1,301

Preferred stock dividends	4,609	4,609

Net (loss) income available to common stockholder	$(1,520)	$2,365

Basic and diluted (loss) earnings per common share	$(1,288)	$2,004

Average number of common shares outstanding	1,180	1,180

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Three Months Ended March 31
	2012	2011
	(in thousands)
Balance at January 1	$586,624	$584,828
Net income	3,089	6,974
Other comprehensive income	304	(5,673)
Dividends (preferred stock $0.46094 per share)	(4,609)	(4,609)

Balance at March 31	$585,408	$581,520

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$3,089	$6,974

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	—	(3,115)
Decrease in other assets	131	156
Increase (decrease) in accrued expenses	26	(12)
Increase in accrued taxes payable and deferred tax liabilities	424	499
Increase in payable for security purchases	—	9,736

Net cash provided by operating activities	$3,670	$14,238

Investing Activities:
Repayments of notes receivable from BMO Harris Bank N.A.	$183	$35
Purchases of securities available-for-sale	(137,997)	(138,567)
Proceeds from maturities/redemptions of securities available-for-sale	136,310	78,492
Proceeds from sales of securities available-for-sale	—	39,680

Net cash used in investing activities	$(1,504)	$(20,360)

Financing Activities:
Cash dividends paid on preferred stock	$(4,609)	$(4,609)

Net cash used in financing activities	$(4,609)	$(4,609)

Net decrease in cash and cash equivalents with BMO Harris Bank N.A.	$(2,443)	$(10,731)
Cash and cash equivalents with BMO Harris Bank N.A. at beginning of year	22,948	24,025

Cash and cash equivalents with BMO Harris Bank N.A. at end of year	$20,505	$13,294

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

The accompanying consolidated financial statements have been prepared by management from the books and records of the Company. These statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and should be read in conjunction with the notes to financial statements included in the Company’s 2011 Form 10-K. Certain reclassifications were made to conform prior years’ financial statements to the current year’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” in May 2011. The amendment will be effective for the Company for annual reporting period ending December 31, 2012. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirement for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company’s consolidated financial condition or results of operations.

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, in June 2011. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. The amendment will be effective for the Company for the annual reporting period ending December 31, 2012. The adoption of ASU 2011-05 as of January 1, 2012 did not have a material impact on the Company’s consolidated financial condition or results of operations.

2. Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at March 31, 2012.

3. Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$406,991	$18,357	$—	$425,348
U.S. Treasury Bills	137,997	2	—	137,999

Total Securities	$544,988	$18,359	$—	$563,347

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$443,333	$18,023	$—	$461,356
U.S. Treasury Bills	100,000	—	—	100,000

Total Securities	$543,333	$18,023	$—	$561,356

	March 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$485,165	$11,960	$2,376	$494,749
U.S. Treasury Bills	79,999	—	—	79,999

Total Securities	$565,164	$11,960	$2,376	$574,748

The Company classifies all securities as available-for-sale. Available-for-sale securities are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At March 31, 2012, net unrealized gains on available-for-sale securities were $18.4 million compared to $18.0 million of net unrealized gains on December 31, 2011 and $9.6 million of net unrealized gains at March 31, 2011.

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

As of March 31, 2012 and December 31, 2011 there were no securities that were in a loss position for 12 or more months. As of March 31, 2011 there were securities in a loss position for less than 12 months but there were no securities in a loss position for 12 or more months. All of the unrealized losses at March 31, 2011, caused by residential mortgage-backed securities and U.S. Treasury bills, were temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. There were no reclassification adjustments to other comprehensive income during the period ended March 31, 2012. There was a $2.8 million reclassification adjustment for realized securities gains net of state tax effect to other comprehensive income for the period ended March 31, 2011.

The amortized cost and estimated fair value of total available-for-sale securities as of March 31, 2012, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Maturities:
Within 1 year	$137,997	$137,999
1 to 5 years	2,824	2,895
5 to 10 years	63,411	68,225
Over 10 years	340,755	354,228

Total Securities	$544,988	$563,347

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

The Company has investments in U.S. Treasury securities that are classified as Level 1, as they are traded in active markets. U.S. government sponsored residential mortgage-backed securities are classified in Level 2 of the fair value hierarchy. External vendors typically use pricing models to determine fair values for these securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data.

The valuation of assets that are measured at fair value on a recurring basis are presented in the following table.

	Fair Value	Fair Value Measurements Using
	March 31, 2012	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities
Residential mortgage-backed	$425,348	$—	$425,348	$—
U.S. Treasury Bills	137,999	137,999	—	—

	$563,347	$137,999	$425,348	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities
Residential mortgage-backed	$461,356	$—	$461,356	$—
U.S. Treasury Bills	100,000	100,000	—	—

	$561,356	$100,000	$461,356	$—

	Fair Value	Fair Value Measurements Using
	March 31, 2011	Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities
Residential mortgage-backed	$494,749	$—	$494,749	$—
U.S. Treasury Bills	79,999	79,999	—	—

	$574,748	$79,999	$494,749	$—

There were no transfers of assets between Level 1 and Level 2 during the quarter ended March 31, 2012.

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

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 3 and 4 to these Consolidated Financial Statements.

The estimated fair value of the Company’s financial instruments segregated by the hierarchy level of inputs used to measure fair value, are presented in the following table.

	March 31, 2012		December 31, 2011		March 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Level 1 inputs:
Cash on deposit with BMO Harris Bank N.A.	989	989	948	948	1,294	1,294
Securities available-for-sale-US Treasury bills	$137,999	$137,999	$100,000	$100,000	$79,999	$79,999
Level 2 inputs:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	19,516	19,516	22,000	22,000	12,000	12,000
Notes receivable from BMO Harris Bank N.A.	2,305	4,143	2,488	4,800	3,334	4,555
Securities available-for-sale-Residential mortgage-backed	425,348	425,348	461,356	461,356	494,749	494,749
Accrued interest receivable	1,456	1,456	1,587	1,587	1,625	1,625

Total on-balance-sheet financial assets	$587,613	$589,451	$588,379	$590,691	$593,001	$594,222

6. Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in mortgage assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

7. Subsequent Security Sales

During the month of April 2012, the Corporation realized approximately $2.6 million in gains in respect of sales involving several government agency mortgage-backed security pools which had been purchased and held in the available for sale portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, the regulatory environment in which the Company operates and future regulatory requirements, liquidity, provision for loan losses, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in the Company’s 2011 Form 10-K and in the “Risk Factors” section included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

Results of Operations

First Quarter 2012 Compared with First Quarter 2011

The Company’s net income for the first quarter of 2012 was $3.1 million, compared to $7.0 million from the first quarter of 2011. The decrease is primarily due to the $3.1 million security gain in the first quarter 2011 and no security sales in the current quarter.

Interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell for the first quarter of 2012 was $23 thousand, on an average balance of $111.5 million, with an annualized yield of 0.08%. During the same period in 2011, the interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell was $22 thousand, on an average balance of $65 million, with an annualized yield of 0.13%. The Federal Fund rate at March 31, 2012 was .09% compared to the Federal Fund rate at March 31, 2011 of .10%. First quarter 2012 interest income on the Notes totaled $37 thousand and yielded 6.2% on $2.4 million of average principal outstanding for the quarter compared to $53 thousand and a 6.4% yield on $3.3 million average principal outstanding for first quarter 2011. The decrease in income was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. At March 31, 2012 and 2011, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $3.5 million resulting in a yield of 3.04% on an average balance of $465 million, compared to $4.7 million with a yield of 3.78% on an average balance of $494 million for the same period a year ago. Virtually all interest income in the current quarter was attributable to the residential mortgage-backed security portfolio.

There were no investment securities sales in the first quarter ended March 31, 2012. Gains from investment securities sales were $3.1 million in the quarter ended March 31, 2011. During the month of April 2012, the Corporation realized approximately $2.6 million in gains in respect of sales of government agency mortgage-backed security pools which were classified as available for sale securities. The aggregate carrying value of the securities sold was $36.7 million at the time of sale and the transactions individually had trade settlement dates occurring in the months of April and May of the current year. Of the gains realized on sales which have not yet settled $1.5 million were estimated on the basis of known pool factors for April and are subject to adjustments when the May pool factors become known and applied at settlement date. The aforementioned securities sales were motivated by the belief that further price appreciation potential on the particular securities was limited and that the gains involved might be eroded rapidly by rising prepayment speeds of principal as a result of curtailments and refinancing activity.

There were no Company borrowings during first quarter 2012 or 2011.

First quarter 2012 operating expenses totaled $181 thousand, an increase of $26 thousand or 17% from the first quarter of 2011. General and administrative expenses totaled $136 thousand, an increase of $15 thousand over the same period in 2011, primarily due to increases in external costs related to filing annual and quarterly reports. Advisory fees for the first quarter 2012 were $43 thousand compared to $31 thousand a year earlier, primarily due to an increase in internal costs of the Bank related to expenses of administering the Company’s activities. There was a decrease in tax expense of $408 thousand over the same period in 2011 due to a decrease in the net income at March 31, 2012.

On March 30, 2012, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2012 as declared on March 1, 2012. On March 30, 2011, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on March 15, 2011 as declared on March 2, 2011.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank was required to receive prior approval from the OCC before the Company declared dividends on the Preferred Shares. Prior approval from the OCC was received for dividend declarations in March 2011, May 2011 and August 2011. Because the Bank’s third quarter 2011 earnings were sufficient to eliminate the need for OCC approval of dividends on the Preferred Shares that were declared by the Company’s Board of Directors in the fourth quarter ended December 31, 2011, the Company was not required to obtain approval from the OCC for such a declaration. Further, the Company was not required to obtain approval from the OCC for dividends on the Preferred Shares declared by the Company’s Board of Directors in March 2012, nor will such approval be required for dividends on the Preferred Shares that the Company’s Board of Directors may declare in second quarter 2012. The need to request similar approvals from the OCC for subsequent quarters will be determined by the Bank’s earnings for those future periods. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. At this time the Company has no reason to expect that such approvals, if required, will not be received.

Liquidity Risk Management

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company’s financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT.

The Company’s principal asset management requirements are to maintain the current earning asset portfolio size through the acquisition of additional Notes or other qualifying assets in order to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional Notes or other qualifying assets is funded with the proceeds obtained as a result of repayment of principal balances of individual Securing Mortgage Loans or maturities or sales of securities. The payment of dividends on the Preferred Shares is made from legally available funds, arising from operating activities of the Company. The Company’s cash flows from operating activities principally consist of the collection of interest on the Notes, mortgage-backed securities and other earning assets and from gains recorded from sales of mortgage-backed securities. The Company does not have and does not anticipate having any material capital expenditures.

In order to remain qualified as a REIT, the Company must distribute annually at least 90% of its adjusted REIT ordinary taxable income, as provided for under the Internal Revenue Code, to its common and preferred stockholders. The Company currently expects to distribute dividends annually equal to 90% or more of its adjusted REIT ordinary taxable income.

The Company anticipates that cash and cash equivalents on hand and the cash flow from the Notes and mortgage-backed and U.S. treasury securities (including potential gains from sales of securities) will provide adequate liquidity for its operating, investing and financing needs, including the capacity to continue preferred dividend payments on an uninterrupted basis.

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $3.7 million provided from operations during the three months ended March 31, 2012, were $136.3 million from the maturities and sales of securities available-for-sale. In the prior period ended March 31, 2011, the primary sources of funds other than $14.2 million from operations were $118.2 million from the maturities of securities available-for-sale. The primary uses of funds for the three months ended March 31, 2012 were $138.0 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid. For the prior year’s quarter ended March 31, 2011, the primary uses of funds were $138.6 million for purchases of securities available-for-sale and $4.6 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2011.

Tax Matters

As of March 31, 2012, the Company believes that it is in full compliance with the REIT federal tax rules, and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of BMO Harris Bank N.A. and (2) the Company’s Common Stock represent more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The current Illinois statutory tax rate is 9.5%, effective January 1, 2011. For the first quarter of 2012, $324,000 of Illinois income tax was recorded compared to $732,000 in the first quarter 2011.

Financial Statements of BMO Harris Bank N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

First Quarter 2012 Compared with First Quarter 2011

Summary

For the first quarter 2012, BMO Harris Bank N.A. and subsidiaries (the “Bank”) reported net income available for common stockholder of $100.5 million, an increase of $127.6 million from first quarter 2011 net loss of $27.1 million, mainly due to the acquisition of M&I Marshall & Ilsley Bank and M&I Bank N.A. (collectively “M&I Bank”). Excluding costs related to M&I Bank for restructuring and integration, the Bank would have reported net income available for common stockholder of $133.9 million.

Net interest income was $729.5 million in the current quarter, up $520.8 million from a year ago, largely due to the additional net interest income associated with M&I Bank. Excluding this net interest income, net interest income would have increased $5.8 million as favorable cost of funds and funding mix was partially offset by lower earnings on loans. Average earning assets increased to $84.0 billion in the first quarter of 2012 from $45.0 billion in 2011. This increase is primarily made up of the addition of $37.2 billion from M&I Bank and an increase in Federal funds sold and securities purchased under agreement to resell ($1.3 billion). Net interest margin for the quarter was 3.50 percent, an increase of 162 basis points from 1.88 percent in the first quarter of 2011. The higher margin reflects $217.2 million related to the purchase accounting amortization on the M&I Bank acquired loan portfolio. Excluding M&I Bank, the net interest margin for the quarter was 1.86 percent compared to 1.88 percent a year ago.

Provision for loan losses for the first quarter 2012 was $190.6 million, an increase of $119.3 million from $71.3 million in the first quarter 2011, mainly attributable to $137.2 million related to the M&I Bank portfolio, partially offset by the release of $16.0 million of general reserves. The M&I Bank purchase accounting adjustments resulted in increases in provision which are offset by increases in net interest income from credit mark amortization. Net loan charge-offs during the quarter were $129.7 million compared to $69.6 million in the same period last year mainly due to higher commercial and consumer charge-offs as a result of the M&I Bank acquisition. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the first quarter 2012 of $262.2 million reflected the addition of $99.2 million of fees and other income from M&I Bank. Excluding this additional revenue, noninterest income increased $23.9 million or 17.2 percent from a year ago driven by net securities gains ($36.9 million) offset by lower charge card income ($5.7 million) and service charges and fees ($5.2 million).

First quarter 2012 noninterest expenses were $654.7 million, which reflected the addition of $235.0 million of operating expense, $51.0 million of integration costs and restructuring charges and $23.3 million of intangible amortization related to the M&I Bank acquisition. Excluding these costs, expenses were up $19.9 million or 6.1 percent from the first quarter 2011 driven by higher employment expenses ($11.4 million), marketing ($4.0 million) and higher net charges for intercompany services ($9.1 million). In the first quarter of 2012, income tax expense was $41.1 million on pre-tax income of $146.4 million. In the first quarter of 2011, income tax benefit was $26.5 million on pre-tax loss of $49.0 million.

Nonperforming loans at March 31, 2012 totalled $1,297.9 million or 2.56 percent of total loans, up from $975.5 million or 4.39 percent of total loans at March 31, 2011, primarily attributable to the addition of M&I Bank non-performing commercial loans. Nonperforming loans as a percentage of total loans decreased from last year attributable to higher total loans as a result of the acquisition of the M&I Bank loan portfolio ($27.5 billion as of March 31, 2012). At March 31, 2012, the allowance for loan losses was $823.6 million, equal to 1.63 percent of loans outstanding compared to $732.7 million or 3.30 percent of loans outstanding at March 31, 2011. Coverage of nonperforming loans by the allowance for loan losses decreased from 75 percent at March 31, 2011 to 63 percent at March 31, 2012 due to the impact of purchase accounting adjustments on M&I Bank non-performing loans. Ratios reflect the fair value adjustments recorded on the M&I Bank loan portfolio at the time of acquisition and the merger of The Harris Bank N.A. into the Bank effective July 5, 2011.

At March 31, 2012, total stockholders’ equity amounted to $14.0 billion, essentially unchanged from December 31, 2011 and up $8.7 billion from March 31, 2011 mainly due to the M&I Bank acquisition. Return (loss) on equity was 2.96 percent in the current quarter, compared to (2.19) percent in last year’s first quarter. Return (loss) on assets was 0.42 percent compared to (0.22) percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At March 31, 2012, Tier 1 capital of the Bank amounted to $8.9 billion, up $4.6 billion from a year ago, while risk-weighted assets increased by $34.6 billion to $61.3 billion. The Bank’s March 31, 2012 Tier 1 and total risk-based capital ratios were 14.53 percent and 16.80 percent compared to respective ratios of 15.99 percent and 17.91 percent March 31, 2011. The regulatory Tier 1 leverage capital ratio was 9.92 percent for the first quarter of 2012 compared to 9.00 percent a year ago. The Bank’s capital ratios significantly exceeded the prescribed regulatory minimum for “well-capitalized” banks.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Condition

		March 31 2012	December 31 2011	March 31 2011
		(Unaudited)	(Audited)	(Unaudited)
		(In thousands except share data)
	Assets
	Cash and demand balances due from banks	$1,316,286	$1,604,779	$689,025
	Money market assets:
	Interest-bearing deposits at banks ($15.1 billion, $16.8 billion and $15.1 billion held at Federal Reserve Bank at March 31, 2012, December 31, 2011 and March 31, 2011, respectively)	16,169,030	18,535,041	15,860,331
	Federal funds sold and securities purchased under agreement to resell	1,486,491	1,687,258	1,716,650

	Total cash and cash equivalents	$18,971,807	$21,827,078	$18,266,006
	Securities available-for-sale, at fair value	13,175,525	12,600,130	5,781,518
	Trading account assets and derivative instruments	1,098,190	910,130	384,959
	Loans, net of unearned income	50,590,268	51,060,062	22,252,411
	Allowance for loan losses	(823,572)	(760,851)	(732,714)

	Net loans	$49,766,696	$50,299,211	$21,519,697
	Loans held for sale	153,185	98,888	9,266
	Premises and equipment, net	1,000,457	966,914	546,475
	Bank-owned insurance	2,650,209	2,633,123	1,382,144
	Goodwill and other intangible assets, net	3,289,861	3,313,431	902,588
	Deferred tax asset, net	2,322,273	2,370,890	336,758
	Other assets	2,398,207	2,238,761	1,316,217

	Total assets	$94,826,410	$97,258,556	$50,445,628

	Liabilities
Deposits in domestic office	— noninterest-bearing	$22,664,793	$24,932,593	$9,034,009
	— interest-bearing (includes $1.7 billion, $1.7 billion and $1.6 billion measured at fair value at March 31, 2012, December 31, 2011 and March 31, 2011, repectively)	50,167,414	47,392,753	24,319,714
Deposits in foreign offices	— noninterest-bearing	—	2,628,071	2,424,264
	— interest-bearing	416,324	671,226	1,656,059

	Total deposits	$73,248,531	$75,624,643	$37,434,046
	Federal funds purchased	320,946	244,914	136,950
	Securities sold under agreement to repurchase	379,693	469,443	442,509
	Trading account liabilities and derivative instruments	434,393	527,804	338,877
	Short-term borrowings	235,980	279,334	1,234,428
	Short-term senior notes	—	80,956	—
	Accrued interest, taxes and other	392,204	465,191	171,063
	Accrued pension and post-retirement	53,796	46,926	28,920
	Other liabilities	891,796	728,335	348,923
	Long-term notes - senior/ unsecured	1,100,000	1,100,000	2,446,500
	Long-term notes - senior/ secured	2,375,000	2,375,000	2,375,000
	Long-term notes - subordinated	1,357,644	1,363,802	200,000

	Total liabilities	$80,789,983	$83,306,348	$45,157,216

	Stockholders’ Equity
	Common stock ($10 par value); authorized 60,430,512 shares; issued and outstanding 50,430,512 at March 31, 2012 and December 31, 2011 and 20,256,027 at March 31, 2011	$504,305	$504,305	$202,560
	Surplus	11,327,157	11,326,166	3,364,968
	Retained earnings	2,059,856	1,959,325	1,594,852
	Accumulated other comprehensive loss	(112,805)	(98,308)	(123,968)

	Stockholder’s equity before noncontrolling interest in subsidiaries	$13,778,513	$13,691,488	$5,038,412
	Noncontrolling interest in subsidiaries	257,914	260,720	250,000

	Total stockholders’ equity	$14,036,427	$13,952,208	$5,288,412

	Total liabilities and stockholders’ equity	$94,826,410	$97,258,556	$50,445,628

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(In thousands)
Interest Income
Loans	$757,558	$245,731
Money market assets:
Deposits at banks	10,939	9,964
Federal funds sold and securities purchased under agreements to resell	431	143
Trading account assets	4,054	1,652
Securities available-for-sale:
U.S. Treasury and federal agency	23,315	10,225
State and municipal	9,164	11,733
Other	6,512	2,519

Total interest income	$811,973	$281,967

Interest Expense
Deposits	$57,837	$42,154
Short-term borrowings	291	924
Short-term senior notes	47	—
Long-term notes - senior/ unsecured	11,558	23,362
Long-term notes - senior/ secured	6,704	6,430
Long-term notes - subordinated	6,008	331

Total interest expense	$82,445	$73,201

Net Interest Income	$729,528	$208,766
Provision for loan losses	190,597	71,306

Net Interest Income after Provision for Loan Losses	$538,931	$137,460

Noninterest Income
Trust and investment management fees	$28,251	$30,205
Net money market and bond trading income, including derivative activity	6,416	5,108
Foreign exchange trading gains, net	3,103	1,099
Service charges and fees	74,638	44,421
Charge card income	29,871	26,186
Equity securities gains, net	15,156	1,502
Net securities gains, other than trading	27,656	4,708
Other-than-temporary impairment of securities	—	(509)
Bank-owned insurance	20,207	10,693
Letter of credit fees	11,638	4,993
Net gains on loans held for sale	15,865	8,594
Other	29,401	2,106

Total noninterest income	$262,202	$139,106

Noninterest Expenses
Salaries and other compensation	$223,464	$110,995
Pension and other employee benefits	72,088	37,899
Net occupancy	44,665	27,002
Equipment	37,336	17,407
Marketing	29,963	15,276
Communication and delivery	17,615	9,180
Professional fees	64,499	28,409
Information processing, database and network fees	26,628	12,824
FDIC insurance	23,208	11,734
Intercompany services, net	23,621	(1,003)
Restructuring expense	508	—
Visa indemnification reversal	—	(2,200)
Charge card	3,831	6,362
Provision (reversal) for off-balance sheet credit losses	(15,199)	10,796
Other real estate	14,128	2,389
Amortization of intangibles	28,639	7,445
Other	59,756	31,052

Total noninterest expenses	$654,750	$325,567

Income (loss) before income tax expense (benefit)	$146,383	$(49,001)
Applicable income tax expense (benefit)	41,132	(26,547)

Net income (loss)	$105,251	$(22,454)
Less: noncontrolling interest in subsidiaries	4,720	4,609

Net Income (Loss) Available for Common Stockholder	$100,531	$(27,063)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31
	2012	2011
	(In thousands)
Net income (loss)	$105,251	$(22,454)
Other comprehensive (loss) income:
Cash flow hedges:
Net unrealized gain on derivative instruments, net of tax expense of $3,450 in 2012 and $5,488 in 2011	6,407	10,192
Reclassification adjustment for realized (gain) loss included in net income (loss), net of tax (expense) benefit of ($107) in 2012 and $546 in 2011	(198)	1,014
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost, net of tax (benefit) expense of ($35) in 2012 and $106 in 2011	(63)	198
Amortization included in net periodic benefit cost, net of tax benefit of $1,678 in 2012 and $1,347 in 2011	3,115	2,502
Securities available-for-sale:
Unrealized holding (losses) gains arising during the period, net of tax (benefit) expense of ($4,877) in 2012 and $2,639 in 2011	(5,782)	2,077
Reclassification adjustment for realized gains included in net income (loss), net of tax expense of $9,680 in 2012 and $607 in 2011	(17,976)	(3,592)

Other comprehensive (loss) income	$(14,497)	$12,391

Comprehensive income (loss)	$90,754	$(10,063)
Comprehensive income related to noncontrolling interest in subsidiaries	4,720	4,609

Comprehensive income (loss) available for common stockholder	$86,034	$(14,672)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholder’s Equity
	(In thousands)
Balance at December 31, 2011	$504,305	$11,326,166	$1,959,325	$(98,308)	$260,720	$13,952,208
Stock option exercise	—	235	—	—	—	235
Tax benefit from stock option exercise	—	756	—	—	—	756
Net income	—	—	100,531	—	4,720	105,251
Dividends - preferred stock of subsidiary	—	—	—	—	(4,726)	(4,726)
Redemption - preferred stock of subsidiary	—	—	—	—	(2,800)	(2,800)
Other comprehensive loss	—	—	—	(14,497)	—	(14,497)

Balance at March 31, 2012	$504,305	$11,327,157	$2,059,856	$(112,805)	$257,914	$14,036,427

Balance at December 31, 2010	$202,560	$3,364,727	$1,621,915	$(136,359)	$250,000	$5,302,843
Stock option exercise	—	241	—	—	—	241
Net (loss) income	—	—	(27,063)	—	4,609	(22,454)
Dividends - preferred stock of subsidiary	—	—	—	—	(4,609)	(4,609)
Other comprehensive income	—	—	—	12,391	—	12,391

Balance at March 31, 2011	$202,560	$3,364,968	$1,594,852	$(123,968)	$250,000	$5,288,412

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31
	2012	2011
	(In thousands)
Net cash (used in) provided by operating activities	$(289,874)	$816,834

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$1,222,212	$58,407
Proceeds from maturities of securities available-for-sale	1,483,269	1,238,728
Purchases of securities available-for-sale	(3,287,801)	(1,392,109)
Net decrease in loans	511,683	578,863
Net proceeds from FDIC loss share agreement	10,249	14,218
Purchases of premises and equipment, net	(65,500)	(12,379)
Net proceeds from sales of OREO	60,312	6,177

Net cash (used in) provided by investing activities	$(65,576)	$491,905

Cash flows from Financing Activities:
Net (decrease) increase in deposits	$(2,355,001)	$489,769
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(13,718)	(416,710)
Net decrease in other short-term borrowings	(43,354)	(119,333)
Net decrease in short-term senior notes	(80,416)	-
Net proceeds from stock options exercise	235	241
Excess tax expense from stock options exercise	(82)	(84)
Distributions on preferred stock	(7,485)	(4,609)

Net cash used in financing activities	$(2,499,821)	$(50,726)

Net increase (decrease) in cash and cash equivalents	$(2,855,271)	$1,258,013
Cash and cash equivalents at January 1	21,827,078	17,007,993

Cash and cash equivalents at March 31	$18,971,807	$18,266,006

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$89,266	$74,681
Income taxes	$(8,339)	$(3,600)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

BMO Harris Bank N.A. (the “Bank” or “BHB”) is a wholly-owned subsidiary of BMO Financial Corp. (“BFC”), a wholly-owned U.S. subsidiary of Bank of Montreal (“BMO”). The consolidated financial statements of the Bank include the accounts of the Bank and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Prior to November 30, 2011, BHB was a wholly-owned subsidiary of BMO Bankcorp, Inc. (“Bankcorp”), a wholly-owned subsidiary of BFC. Bankcorp was dissolved into BFC on November 30, 2011 and is reflected in the current and prior year consolidated financial statements. In addition, The Harris Bank N.A. (a former subsidiary of Bankcorp) merged with and into BHB in July 2011. The merger was between entities under common control. As a result, the consolidated financial statements and related notes have been recast to reflect the combined historical financial results at historical carrying values for all periods presented.

On July 5, 2011, BMO completed the acquisition of Milwaukee-based Marshall & Ilsley Corporation (“M&I”) for consideration of approximately $4.3 billion paid in BMO common shares, with fractional entitlements to BMO common shares paid in cash. Each common share of M&I was exchanged for 0.1257 of a BMO common share, resulting in the issuance of approximately 67 million common shares. The value of the common shares was arrived at using the average of BMO common share price prevailing during the day the business combination closed. BMO contributed the net assets of M&I to BFC in exchange for 105 BFC common shares. BFC then contributed cash and shares of M&I Marshall and Ilsley Bank and M&I Bank N.A. to BHB in exchange for 30.2 million BHB common shares, which increased BHB’s surplus by $5.7 billion. In addition, immediately prior to the completion of the transaction, BFC purchased M&I’s Troubled Asset Relief Program (“TARP”) preferred shares and warrants from the U.S. Treasury for approximately $1.7 billion. BFC subsequently recorded the cancellation of the TARP preferred shares and warrants.

Immediately upon acquisition, M&I merged with and into BFC, and M&I Marshall and Ilsley Bank and M&I Bank N.A. merged with and into BHB. In addition, The Harris Bank N.A. (a subsidiary of Bankcorp) merged with and into BHB. The Bank assumed approximately $46.7 billion in assets, including approximately $30.5 billion in loans, and $35.5 billion in deposits from M&I. BHB recorded goodwill of $1,926.0 million which is not deductible for tax purposes. As part of the acquisition, BHB recorded a core deposit intangible asset of $483.9 million to be amortized on an accelerated basis over a period of 10 years, a customer relationship intangible asset of $45.5 million to be amortized on an accelerated basis over a period of 15 years and a credit card portfolio intangible asset of $24.6 million to be amortized over a period of 15 years. The results of operations for M&I Marshall and Ilsley Bank and M&I Bank N.A. have been included in BHB’s consolidated financial statements since July 5, 2011. This acquisition substantially increased BHB’s assets, geographic presence, scope of operations and customer base.

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

Because the results of operations are so closely related to and responsive to changes in economic conditions, the results for any interim period are not necessarily indicative of the results that can be expected for the entire year. Certain reclassifications have been made to conform prior year’s consolidated financial statements to the current year’s presentation.

2. Contingent Liabilities and Litigation

The Bank and certain of its subsidiaries are party to legal proceedings, including regulatory investigations, in the ordinary course of their businesses. Reserves are established for legal claims when management determines that it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. No material reserves have been recorded related to legal proceedings or regulatory investigations as of March 31, 2012 or 2011. While there is inherent difficulty in predicting the outcome of these proceedings, management believes that current legal reserves are adequate and does not expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Bank’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may differ from management’s current assessment.

3. Visa Indemnification Charge

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

A member bank such as BHB is also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007) for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value. BHB is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. While the estimation of any potential losses is highly judgmental, as of December 31, 2007, BHB recorded a liability and corresponding charge of $34.0 million (pretax) for the remaining litigation.

The initial public offering (IPO) of Visa shares occurred on March 25, 2008 followed by a mandatory partial redemption of BHB’s restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. During the first quarter of 2008, BHB received $37.8 million in cash in conjunction with the mandatory partial redemption which was recognized as an equity security gain in the Consolidated Statements of Operations since there was no basis in the stock. In addition, Visa funded the U.S. litigation escrow account with IPO proceeds. BHB’s share of the U.S. litigation escrow account funding was $17.0 million which was recognized as a reversal to the litigation reserve and as a decrease to noninterest expense.

On October 27, 2008, Visa announced the settlement of the litigation involving Discover Financial Services. As a result, BHB recorded an additional reserve for this matter of $7.0 million (pretax) during the third quarter of 2008 as an increase to non-interest expense.

On July 5, 2011, as part of BMO’s acquisition of M&I, BHB assumed an additional $3.8 million in Visa litigation reserve.

In December 2011, March 2011, October 2010, June 2010, July 2009 and December 2008, BHB recorded decreases to noninterest expense of $8.9 million, $2.2 million, $4.7 million, $2.8 million, $3.0 million and $6.3 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. Visa’s funding of amounts required beyond the current escrow, if any, will be obtained via additional mandatory redemptions of restricted shares. As of both March 31, 2012 and December 31, 2011, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was zero. As of March 31, 2011, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $5.1 million.

4. Other-Than-Temporary Impairment

During the three months ended March 31, 2011, the Bank recorded other-than-temporary impairment of $0.5 million on auction rate securities. The entire amount of the impairment was related to credit deterioration. No other-than-temporary impairment was recorded during the three months ended March 31, 2012. Losses related to declines in the estimated fair value of the investments were recorded in the Consolidated Statement of Operations to other-than-temporary impairment of securities.

5. Recent Accounting Standards

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

The FASB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan,” in September 2011. The amendments in this Update require additional disclosures about an employer’s participation in a multiemployer plan. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2012. The Bank does not expect there to be a significant impact on its financial position or results of operations.

The FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” in December 2011. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that may be offset or are subject to an enforceable master netting arrangement or similar agreement. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2013. The Bank does not expect the adoption of this ASU to have a significant impact on its financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 10.

The following table stratifies the Company’s available-for-sale securities by maturity date (dollars in thousands):

	Apr 1, 2012 to Dec. 31, 2012	Year Ending December 31,						Fair Value at March 31, 2012
		2013	2014	2015	2016	Thereafter	Total
Residential mortgage-backed
Amortized cost	$—	$2,824	$—	$—	$—	$404,166	$406,990	$425,348
Average Yield	—	4.00%	—	—	—	3.80%	3.80%

U.S. Treasury Bills
Amortized cost	$137,997	$—	$—	$—	$—	$—	$137,997	$137,999
Average Yield	0.07%	—	—	—	—	—	0.07%

At March 31, 2012, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of March 31, 2012. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are being omitted from this Report because such items are not applicable to the reporting period.

None

Item 6. Exhibits

31.1	Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2	Certification of Paul R. Skubic pursuant to rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2012.

/s/ PAUL R. SKUBIC
Paul R. Skubic
Chairman of the Board and President and CEO
(Principal Executive Officer)

/S/ PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)