Form 10-Q
period 2012-06-30
HARRIS PREFERRED CAPITAL CORP
filed 2012-08-14
CIK 1046788

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock, $1.00 par value, outstanding on August 14, 2012 was 1,180. No common equity is held by nonaffiliates.

Harris Preferred Capital Corporation

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011	June 30, 2011
	(unaudited)	(audited)	(unaudited)
	(in thousands)
Assets
Cash on deposit with BMO Harris Bank N.A.	$312	$948	$1,217
Securities purchased from BMO Harris Bank N.A. under agreement to resell	7,508	22,000	22,500

Total cash and cash equivalents	$7,820	$22,948	$23,717
Notes receivable from BMO Harris Bank N.A.	2,115	2,488	3,184
Securities available-for-sale, at fair value
Mortgage-backed	319,650	461,356	488,752
U.S. Treasury Bills	254,998	100,000	70,000
Accrued interest receivable	943	1,587	1,694

Total assets	$585,526	$588,379	$587,347

Liabilities and Stockholders’ Equity
Accrued expenses	$41	$111	$49
Accrued taxes payable and deferred tax liabilities	2,316	1,644	1,148

Total liabilities	$2,357	$1,755	$1,197

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Earnings in excess of (less than) distributions	106	(425)	1,516
Accumulated other comprehensive income - net unrealized gains on securities available-for-sale	12,329	16,315	13,900

Total stockholders’ equity	$583,169	$586,624	$586,150

Total liabilities and stockholders’ equity	$585,526	$588,379	$587,347

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income

and Comprehensive Income

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands except share and per share amounts)
Interest income:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	$39	$10	$62	$32
Notes receivable from BMO Harris Bank N.A.	40	51	77	104
Securities available-for-sale:
Mortgage-backed	2,783	4,531	6,314	9,201
U.S. Treasury Bills	8	1	11	2

Total interest income	$2,870	$4,593	$6,464	$9,339

Noninterest income:
Gains (losses) on sale of securities	$4,618	$(44)	$4,618	$3,071

Total income	$7,488	$4,549	$11,082	$12,410

Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	$2	$2	$3	$5
Advisory fees paid to BMO Harris Bank N.A.	40	37	83	68
General and administrative	91	74	228	195

Total operating expenses	$133	$113	$314	$268

Income before income taxes	$7,355	$4,436	$10,768	$12,142
Applicable state income taxes	698	421	1,022	1,153

Net Income	$6,657	$4,015	$9,746	$10,989
Other comprehensive income:
Securities available-for-sale :
Unrealized holding gains (losses) arising during the period, net of deferred state taxes	(111)	5,264	196	(3,228)
Less: reclassification adjustment for realized gains (losses) included in net income, net of state tax effect	4,179	(40)	4,179	2,779

Total other comprehensive (loss) income	(4,290)	5,224	(3,983)	(449)

Comprehensive income	$2,367	$9,239	$5,763	$10,540

Preferred stock dividends	4,609	4,609	9,218	9,218

Net income (loss) available to common stockholder	$2,048	$(594)	$528	$1,771

Basic and diluted earnings (loss) per common share	$1,736	$(504)	$447	$1,501
Average number of common shares outstanding	1,180	1,180	1,180	1,180

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Six Months Ended June 30
	2012	2011
	(in thousands)
Balance at January 1	$586,624	$584,828
Net income	9,746	10,989
Other comprehensive loss	(3,983)	(449)
Dividends declared on preferred stock ($.921880 per share)	(9,218)	(9,218)

Balance at June 30	$583,169	$586,150

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$9,746	$10,989

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(4,618)	(3,071)
Decrease in other assets	644	87
Decrease in accrued expenses	(70)	(65)
Increase in accrued taxes payable and deferred taxes	672	4

Net cash provided by operating activities	$6,374	$7,944

Investing Activities:
Repayments of notes receivable from BMO Harris Bank N.A.	$373	$185
Purchases of securities available-for-sale	(392,995)	(224,838)
Proceeds from maturities/redemptions of securities available-for-sale	307,267	186,171
Proceeds from sales of securities available-for-sale	73,071	39,448

Net cash (used in) provided by investing activities	$(12,284)	$966

Financing Activities:
Cash dividends paid on preferred stock	(9,218)	(9,218)

Net cash used in financing activities	$(9,218)	$(9,218)

Net decrease in cash and cash equivalents with BMO Harris Bank N.A.	$(15,128)	$(308)
Cash and cash equivalents with BMO Harris Bank N.A. at beginning of period	22,948	24,025

Cash and cash equivalents with BMO Harris Bank N.A. at end of period	$7,820	$23,717

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” in May 2011. The amendment was effective for the Company for the annual reporting period ending December 31, 2012. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirement for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 as of January 1, 2012 did not have a material impact on the Company’s consolidated financial condition or results of operations.

The FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” in June 2011. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. The amendment was effective for the Company for the annual or interim reporting period ending December 31, 2012. The adoption of ASU 2011-05 as of January 1, 2012 did not have an impact on the Company’s consolidated financial condition or results of operations.

2. Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at June 30, 2012.

3. Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	June 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
Residential mortgage-backed	$306,027	$13,623	$—	$319,650
U.S. Treasury Bills	254,998	—	—	254,998

Total Securities	$561,025	$13,623	$—	$574,648

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
Residential mortgage-backed	$443,333	$18,023	$—	$461,356
U.S. Treasury Bills	100,000	—	—	100,000

Total Securities	$543,333	$18,023	$—	$561,356

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Securities available-for-sale
Residential mortgage-backed	$473,394	$16,325	$967	$488,752
U.S. Treasury Bills	70,000	—	—	70,000

Total Securities	$543,394	$16,325	$967	$558,752

The Company classifies all securities as available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At June 30, 2012, net unrealized gains on Securities available-for-sale were $13.6 million compared to $18.0 million of net unrealized gains on December 31, 2011 and $15.4 million of net unrealized gains at June 30, 2011.

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

As of June 30, 2012 and December 31, 2011 there were no securities that were in an unrealized loss position. At June 30, 2011 there were no securities that were in an unrealized loss position for 12 or more months. All of the unrealized losses at June 30, 2011, caused by interest rate increases on investments in mortgage-backed securities were temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value was attributable to changes in interest rates and not credit quality, and because the Company had the ability and intent to hold these investments until a market price recovery or maturity, these investments were not considered other-than-temporarily impaired.

Realized securities gains of $4.2 million and $2.8 million were reclassified from other comprehensive income to gain on sale of securities in the consolidated statements of income and comprehensive income for the year to date periods ended June 30, 2012 and June 30, 2011, respectively.

The amortized cost and estimated fair value of total Securities available-for-sale as of June 30, 2012, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	(in thousands)
	Amortized Cost	Fair Value
Maturities:
Within 1 year	$254,998	$254,998
1 to 5 years	2,115	2,163
5 to 10 years	10,255	10,986
Over 10 years	293,657	306,501

Total	$561,025	$574,648

4. Fair Value Measurements

Fair value represents an estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820 establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the Company’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Financial instruments are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified Level 3.

The Company has investments in U.S. Treasury securities that are classified as Level 1 and has U.S. government sponsored residential mortgage-backed securities that are classified as Level 2 of the fair value hierarchy. External vendors typically use pricing models to determine fair values for the securities. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data.

The valuation of assets that are measured at fair value on a recurring basis at June 30, 2012, December 31, 2011 and June 30, 2011 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	June 30, 2012	Level 1	Level 2	Level 3
		(in thousands)
Securities available-for-sale
Residential mortgage-backed	$319,650	$—	$319,650	$—
U.S. Treasury Bills	254,998	254,998	—	—

	$574,648	$254,998	$319,650	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
		(in thousands)
Securities available-for-sale
Residential mortgage-backed	$461,356	$—	$461,356	$—
U.S. Treasury Bills	100,000	100,000	—	—

	$561,356	$100,000	$461,356	$—

	Fair Value	Fair Value Measurements Using
	June 30, 2011	Level 1	Level 2	Level 3
		(in thousands)
Securities available-for-sale
Residential mortgage-backed	$488,752	$—	$488,752	$—
U.S. Treasury Bills	70,000	70,000	—	—

	$558,752	$70,000	$488,752	$—

There were no transfers of assets between Level 1 and Level 2 during the quarters and the six month periods ended June 30, 2012 and June 30, 2011.

5. Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Company’s fair values are based on quoted market prices when available. For financial instruments not actively traded, such as Notes receivable from BMO Harris Bank N.A., fair values have been estimated using valuation methods and assumptions. The fair value estimates presented herein are not necessarily indicative of the amounts the Company could realize in an actual transaction.

The fair value estimation methodologies employed by the Company were as follows:

Fair value was assumed to equal carrying value for cash on deposit with the Bank, securities purchased from BMO Harris Bank N.A. under agreement to resell and accrued interest receivable which is included in other assets, due to their short term nature.

The fair value of notes receivable from BMO Harris Bank N.A. was estimated using a discounted cash flow calculation utilizing current market rates offered by BMO Harris Bank N.A for similar instruments.

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 3 and 4 to the Consolidated Financial Statements.

The estimated fair values of the Company’s financial instruments segregated by the hierarchy level of inputs used to measure fair value, are presented in the following table.

	June 30, 2012		December 31, 2011		June 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Level 1 inputs:
Cash on deposit with BMO Harris Bank N.A.	$312	$312	$948	$948	$1,217	$1,217
Securities available-for-sale-US Treasury Bills	254,998	254,998	100,000	100,000	70,000	70,000
Level 2 inputs:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	7,508	7,508	22,000	22,000	22,500	22,500
Notes receivable from BMO Harris Bank N.A.	2,115	4,120	2,488	4,800	3,184	4,422
Securities available-for-sale-Residential mortgage-backed	319,650	319,650	461,356	461,356	488,752	488,752
Accrued interest receivable	943	943	1,587	1,587	1,694	1,694

Total on-balance-sheet financial assets	$585,526	$587,531	$588,379	$590,691	$587,347	$588,585

6. Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in mortgage assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The statements contained in this Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the Company’s expectation, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, liquidity, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in Item 1A. “Risk Factors” in the Company’s 2011 Form 10-K and in the “Risk Factors” section included in the Company’s Registration Statement on Form S-11 (File No. 333-40257), with respect to the Preferred Shares declared effective by the Securities and Exchange Commission on February 5, 1998. The Company assumes no obligation to update any such forward-looking statement.

Results of Operations

Second Quarter 2012 Compared with Second Quarter 2011

The Company’s net income for the second quarter of 2012 was $6.7 million, compared to $4.0 million from the second quarter of 2011.

Interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell for the second quarter of 2012 was $39 thousand, on an average balance of $136 million, with an annualized yield of 0.12%. During the same period in 2011, the interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell was $10 thousand, on an average balance of $66 million, with an annualized yield of 0.06%. The Federal Funds rate at June 30, 2012 and June 30, 2011 was .09%. Second quarter 2012 interest income on the Notes receivable from BMO Harris Bank N.A. totaled $40 thousand and yielded 7.6% on $2.1 million of average principal outstanding for the quarter compared to $51 thousand and a 6.2% yield on $3.3 million average principal outstanding for second quarter 2011. The decrease in income was attributable to a reduction in the Notes receivable from BMO Harris Bank N.A. balance because of customer payoffs in the Securing Mortgage Loans. At June 30, 2012 and 2011, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $2.8 million resulting in a yield of 2.64% on an average balance of $423 million, compared to $4.5 million with a yield of 3.63% on an average balance of $500 million for the same period a year ago. Virtually all income in the current quarter was attributable to the residential mortgage-backed security portfolio.

Gains from investment securities sales were $4.6 million in the quarter ended June 30, 2012 compared to a loss of $44 thousand in the quarter ended June 30, 2011.

The Company had no borrowings during second quarter 2012 or 2011.

Second quarter 2012 operating expenses totaled $133 thousand, an increase of $20 thousand or 18% from the second quarter of 2011. General and administrative expenses totaled $91 thousand, an increase of $17 thousand over the same period in 2011 primarily due to an increase in director fees due to a fee increase and an extra board meeting for a change in officers and directors. Advisory fees for the second quarter 2012 were $40 thousand compared to $37 thousand a year earlier. There was an increase in tax expense of $277 thousand for the quarter ended June 30, 2012 due to the increase in net income of $2.7 million.

On June 30, 2012, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2012 as declared on June 5, 2012. On June 30, 2011, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on June 15, 2011 as declared on May 25, 2011. The Company paid cash dividends of .921880 per share on outstanding Preferred Shares to the stockholders of record for the year to date periods ended June 30, 2012 and 2011.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank was required to receive prior approval from the OCC before the Company declared dividends on the Preferred Shares. Prior approval from the OCC was received for dividend declarations in March 2011, May 2011 and August 2011. Because the Bank’s third quarter 2011 earnings were sufficient to eliminate the need for OCC approval of dividends on the Preferred Shares that were declared by the Company’s Board of Directors in the fourth quarter ended December 31, 2011, the Company was not required to obtain approval from the OCC for such a declaration. Further, the Company was not required to obtain approval from the OCC for dividends on the Preferred Shares declared by the Company’s Board of Directors in March 2012 or June 2012 nor will such approval be required for dividends on the Preferred Shares that the Company’s Board of Directors may declare in the third quarter of 2012. The need to request similar approvals from the OCC for subsequent quarters will be determined by the Bank’s earnings for those future periods. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. At this time the Company has no reason to expect that such approvals, if required, will not be received.

Six Months Ended June 30, 2012 compared with June 30, 2011

The Company’s net income for the six months ended June 30, 2012 was $9.7 million. This represented a $1.2 million or 11.3% decrease from earnings for the six months ended June 30, 2011. Earnings decreased primarily due to a decrease in interest income due to a $169 million reduction in the securities available-for-sale and a lower rate of 3.5% on the new mortgage backed securities purchased for the Company’s portfolio compared to 4.0% on previously purchased mortgage backed securities.

Interest income on securities purchased under agreement to resell for the six months ended June 30, 2012 was $62 thousand on an average balance of $123.9 million, with a yield of 0.10%. During the same period in 2011, the interest income on securities purchased under agreements to resell for the six months ended June 30, 2011 was $32 thousand, on an average balance of $65 million, with a yield of 0.10%. The Federal Funds rate at June 30, 2012 and June 30, 2011 was .09%. Interest income on the Note receivable from BMO Harris Bank N.A. for the six months ended June 30, 2012 totaled $77 thousand, yielding 6.9% on $2.2 million of average principal outstanding compared to $104 thousand on an average balance of $3.3 million, with a yield of 6.4%. The decrease in income was attributable to a reduction in the Notes receivable from BMO Harris Bank N.A. balance resulting from customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the six months ended June 30, 2012 was $6.3 million resulting in a yield of 2.9% on an average balance of $444 million, compared to $9.2 million resulting in a yield of 3.7% on an average balance of $497 million. The decrease in interest income from securities available-for-sale is primarily attributable to maturities and sales in the portfolio of mortgaged-backed securities and the newly purchased mortgage backed securities at lower rates of 3.5% compared to 4.0% for earlier purchased securities. There were no Company borrowings during either period.

Gains from investment securities sales were $4.6 million for the six months ended June 30, 2011 compared to $3.1 million for the same period a year ago.

Operating expenses for the six months ended June 30, 2012 totaled $314 thousand, an increase of $46 thousand or 17.2% from the same period a year ago. Advisory fees for the six months ended June 30, 2012 were $83 thousand compared to $68 thousand for the same period a year ago, primarily due to an increase in internal costs of the Bank related to expenses of administering the Company’s activities. General and administrative expenses totaled $228 thousand, an increase of $33 thousand or 16.9% from the same period in 2011 primarily due to increases in external costs related to filing annual and quarterly reports and the increase in director fees due to a fee increase and an extra board meeting for a change in officers and directors.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $6.4 million provided from operations during the six months ended June 30, 2012, were $380.3 million from the maturities and sales of securities available-for-sale. In the prior period ended June 30, 2011, the primary sources of funds other than $7.9 million from operations were $225.6 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the six months ended June 30, 2012 were $393.0 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid. For the prior year’s six months ended June 30, 2011, the primary uses of funds were $224.8 million for purchases of securities available-for-sale and $9.2 million in preferred stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2011.

Tax Matters

As of June 30, 2012, the Company believes that it is in full compliance with the REIT federal tax rules and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of BMO Harris Bank N.A. and (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 9.5%, effective January 1, 2011. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. For the second quarter of 2012, $698 thousand of Illinois income tax was recorded compared to $421 thousand in the second quarter of 2011. For the year-to-date period ended June 30, 2012 the income tax expense was $1.0 million compared to $1.2 million for the same period in 2011.

Other Events

On May 18, 2012, Paul R. Skubic retired from his positions as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Skubic remains as a member of the Board of Directors. On May 18, 2012, the Company’s Board of Directors elected Pamela C. Piarowski, previously Chief Financial Officer and Treasurer of the Company, to succeed Mr. Skubic as President and Chief Executive Officer. The Board also elected Ms. Piarowski as a director effective May 18, 2012 for a term that expires at the 2013 annual meeting and appointed Ms. Piarowski as Chair of the Board effective such date. Lisa D. Hofstatter was elected to the positions of Chief Financial Officer and Treasurer by the Company’s Board of Directors, effective May 18, 2012.

Financial Statements of BMO Harris Bank N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Second Quarter 2012 Compared with Second Quarter 2011

Summary

For the second quarter 2012, BMO Harris Bank N.A. and subsidiaries (the “Bank”) reported net income attributable to common stockholder of $175.5 million, an increase of $187.4 million from the second quarter 2011 net loss of $11.9 million, mainly due to the acquisition of M&I Marshall & Ilsley Bank and M&I Bank N.A. (collectively “M&I Bank”). Excluding costs related to M&I Bank for restructuring and integration, the Bank would have reported net income attributable to common stockholder of $236.3 million.

Net interest income was $772.3 million in the current quarter, up $567.5 million from a year ago, largely due to the additional net interest income associated with M&I Bank. Excluding this revenue, net interest income increased $13.2 million as favorable cost of funds and funding mix was partially offset by lower earnings on loans. Average earning assets increased to $82.1 billion in the second quarter of 2012 from $46.5 billion in 2011. This increase was primarily made up of the addition of $36.6 billion from M&I Bank partly offset by a reduction in investment balances of $1.8 billion. Net interest margin for the quarter was 3.78 percent, an increase of 201 basis points from 1.77 percent in the second quarter of 2011. The higher margin reflected $271.1 million related to the purchase accounting amortization on the M&I Bank acquired loan portfolio. Excluding M&I Bank, the net interest margin for the quarter was 1.93 percent compared to 1.77 percent in the same period a year ago mainly attributable to a reduction in lower spread Federal Reserve Bank balances.

Provision for loan losses for the second quarter 2012 was $78.7 million, an increase of $8.1 million from $70.6 million in the second quarter 2011, mainly attributable to $48.3 million related to the M&I Bank portfolio, partially offset by the release of $28.0 million of consumer general reserves, the release of $2.0 million of commercial general reserves, the release of $2.5 million of Diners Club general reserves, and a $5.6 million decrease of specific provisions due to lower commercial and consumer charge-offs. Net loan charge-offs during the quarter were $163.6 million compared to $83.5 million in the same period last year mainly due to higher commercial and consumer charge-offs as a result of the M&I Bank acquisition. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the second quarter 2012 of $235.1 million reflected the addition of $83.8 million of fees and other income from M&I Bank. Excluding this additional revenue, noninterest income decreased $6.7 million or 4.2 percent from a year ago driven by lower trading revenue ($10.7 million) and securities gains ($8.7 million) offset by gain on sale of mortgages to secondary market ($7.3 million) and increased Federal Reserve Bank dividend ($6.8 million).

Second quarter 2012 noninterest expenses were $670.2 million, which reflected the addition of $225.4 million of operating expense, $78.3 million of integration costs and restructuring charges, and $23.2 million of intangible amortization related to the M&I Bank acquisition. Excluding these costs, expenses were up $24.0 million or 7.9 percent from the second quarter 2011 driven by higher employment expenses ($9.7 million) and net charges for intercompany services ($12.0 million). In the second quarter of 2012, income tax expense was $78.4 million on pre-tax income of $258.4 million. In the second quarter of 2011, income tax benefit was $19.9 million on pre-tax loss of $27.1 million.

Nonperforming loans at June 30, 2012 totalled $1,419 million or 2.84 percent of total loans, up from $956 million or 4.34 percent of total loans at June 30, 2011, primarily attributable to the addition of M&I Bank non-performing commercial loans. Nonperforming loans as a percentage of total loans decreased from last year attributable to higher total loans in the denominator as a result of the acquisition of the M&I Bank loan portfolio while excluding M&I purchased credit impaired loans in the numerator. At June 30, 2012, the allowance for loan losses was $738.1 million, equal to 1.48 percent of loans outstanding compared to $735.4 million or 3.34 percent of loans outstanding at June 30, 2011. Coverage of nonperforming loans by the allowance for loan losses decreased from 77 percent at June 30, 2011 to 52 percent at June 30, 2012 due to the addition of M&I Bank non-performing loans. Ratios reflect the fair value adjustments recorded on the M&I Bank loan portfolio at the time of acquisition and the merger of The Harris Bank N.A. into the Bank effective July 5, 2011.

At June 30, 2012, total stockholders’ equity amounted to $14.2 billion, up $.3 billion from March 31, 2012 related to Q2 earnings and up $8.9 billion from June 30, 2011 mainly due to the M&I Bank acquisition. Return (loss) on equity was 5.13 percent in the current quarter, compared to (0.95) percent in last year’s second quarter. Return (loss) on assets was 0.76 percent compared to (0.09) percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At June 30, 2012, Tier 1 capital of the Bank amounted to $9.1 billion, up $4.8 billion from a year ago, while risk-weighted assets increased by $34.5 billion to $61.3 billion. The Bank’s June 30, 2012 Tier 1 and total risk-based capital ratios were 14.83 percent and 17.02 percent compared to respective ratios of 16.03 percent and 17.80 percent on June 30, 2011. The regulatory Tier 1 leverage capital ratio was 10.28 percent for the second quarter of 2012 compared to 8.73 percent a year ago. The Bank’s capital ratios significantly exceeded the prescribed regulatory minimum for “well-capitalized” banks.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Summary

For the six months ended June 30, 2012, the Bank reported net income attributable to common stockholder of $276.0 million, an increase of $315.0 million from a net loss of $39.0 million for the same period last year, mainly due to the additional earnings from M&I Bank, net of integration and restructuring costs. Excluding the M&I Bank related activity, the Bank would have reported net income attributable to common stockholder of $4.0 million, an increase of $31.8 million from the first six months of last year driven by lower provision for loan losses. Return (loss) on equity was 8.10 percent in the current year, compared to (1.56) percent for first six months of last year. Return (loss) on assets was 1.18 percent compared to (0.16) percent a year ago.

Net interest income was $1,501.8 million, up $1,088.2 million from a year ago due to the additional revenue associated with M&I Bank. Excluding this revenue, net interest income was up $19.7 million as favorable cost of funds and funding mix was partially offset by lower earnings on loans. Average earning assets of $83.0 billion increased $37.3 billion driven by $36.9 billion related to the M&I Bank acquisition. Net interest margin increased to 3.64 percent in 2012 from 1.82 percent in the same period in 2011. The higher margin reflected $488.2 million related to the purchase accounting amortization on the M&I Bank acquired loan portfolio. Excluding M&I Bank, the net interest margin for the year was 1.89 percent compared to 1.82 percent a year ago.

Year-to-date 2012 provision for loan losses was $269.3 million compared to $141.9 million in 2011. This was primarily attributable to the additional provisions for loan losses related to the M&I Bank portfolio. Net charge-offs increased to $293.3 million from $153.1 million in the prior year, reflecting a higher level of write-downs from the acquired portfolios offset by lower commercial and consumer charge-offs in the remaining portfolio.

Noninterest income of $497.3 million reflected the addition of $183.0 million of fees and other income from M&I Bank. Excluding this additional revenue, noninterest income increased $17.7 million or 6.0 percent from a year ago driven by higher securities gains ($28.2 million) and gain on sale of mortgages to secondary market ($7.4 million) partially offset by lower trading revenue ($12.8 million) and bank and debit card income ($11.2 million).

Noninterest expenses were $1,325.0 million, an increase of $680.1 million from the first six months of 2011. Excluding the additional $460.4 million of operating expense, $126.5 million of integration costs and restructuring charges, and $46.5 million of intangible amortization associated with the M&I Bank acquisition, expenses increased $46.7 million or 7.4% mainly due to higher employment expenses ($21.1 million) and net charges for intercompany services ($22.6 million). In the first six months of 2012, income tax expense was $119.5 million on pre-tax income of $404.8 million. In the first six months of 2011, income tax benefit was $46.4 million on pre-tax loss of $76.1 million.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Condition

	June 30 2012	December 31 2011	June 30 2011
	(Unaudited)	(Audited)	(Unaudited)
	(In thousands except share data)
Assets
Cash and demand balances due from banks	$1,226,521	$1,604,779	$746,264
Money market assets:
Interest-bearing deposits at banks ($11.3 billion, $16.8 billion and $18.1 billion held at Federal Reserve Bank at June 30, 2012, December 31, 2011 and June 30, 2011, respectively)	12,737,518	18,535,041	18,764,411
Federal funds sold and securities purchased under agreement to resell	1,596,414	1,687,258	1,707,300

Total cash and cash equivalents	$15,560,453	$21,827,078	$21,217,975
Securities available-for-sale, at fair value	14,629,667	12,600,130	5,003,734
Trading account assets and derivative instruments	1,127,111	910,130	352,298
Loans, net of unearned income	49,989,625	51,060,062	22,040,305
Allowance for loan losses	(738,113)	(760,851)	(735,429)

Net loans	$49,251,512	$50,299,211	$21,304,876
Loans held for sale	163,237	98,888	18,328
Premises and equipment, net	1,008,397	966,914	550,608
Bank-owned insurance	2,665,934	2,633,123	1,391,171
Goodwill and other intangible assets, net	3,331,909	3,313,431	895,382
Deferred tax asset, net	2,278,904	2,370,890	318,535
Other assets	2,205,355	2,238,761	1,348,729

Total assets	$92,222,479	$97,258,556	$52,401,636

Liabilities
Deposits in domestic office — noninterest-bearing	$23,399,122	$24,932,593	$13,162,940
— interest-bearing (includes $1.7 billion, $1.7 billion and $1.8 billion measured at fair value at June 30, 2012, December 31, 2011 and June 30, 2011, respectively)	46,705,849	47,392,753	23,855,193
Deposits in foreign offices — noninterest-bearing	—	2,628,071	2,102,064
— interest-bearing	441,024	671,226	1,453,720

Total deposits	$70,545,995	$75,624,643	$40,573,917
Federal funds purchased	248,621	244,914	121,523
Securities sold under agreement to repurchase	332,499	469,443	470,535
Trading account liabilities and derivative instruments	401,917	527,804	238,343
Short-term borrowings	451,210	279,334	872,357
Short-term senior notes	—	80,956	—
Accrued interest, taxes and other	437,535	465,191	196,030
Accrued pension and post-retirement	58,885	46,926	30,552
Other liabilities	700,089	728,335	322,134
Long-term notes - senior/ unsecured	1,100,000	1,100,000	1,700,000
Long-term notes - senior/ secured	2,375,000	2,375,000	2,375,000
Long-term notes - subordinated	1,351,485	1,363,802	200,000

Total liabilities	$78,003,236	$83,306,348	$47,100,391

Stockholders’ Equity
Common stock ($10 par value); authorized 60,430,512 shares; issued and outstanding 50,430,512 at June 30, 2012 and December 31, 2011 and 20,256,027 at June 30, 2011	$504,305	$504,305	$202,560
Surplus	11,330,661	11,326,166	3,365,208
Retained earnings	2,235,317	1,959,325	1,582,944
Accumulated other comprehensive loss	(101,040)	(98,308)	(99,467)

Stockholder’s equity before noncontrolling interest in subsidiaries	$13,969,243	$13,691,488	$5,051,245
Noncontrolling interest in subsidiaries	250,000	260,720	250,000

Total stockholders’ equity	$14,219,243	$13,952,208	$5,301,245

Total liabilities and stockholders’ equity	$92,222,479	$97,258,556	$52,401,636

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest Income
Loans	$790,719	$240,612	$1,548,277	$486,343
Money market assets:
Deposits at banks	9,605	11,352	20,544	21,317
Federal funds sold and securities purchased under agreements to resell	621	186	1,052	329
Trading account assets	5,240	1,002	9,294	2,654
Securities available-for-sale:
U.S. Treasury and federal agency	22,800	8,738	46,116	18,962
State and municipal	8,844	10,708	18,008	22,440
Other	7,833	2,301	14,345	4,820

Total interest income	$845,662	$274,899	$1,657,636	$556,865

Interest Expense
Deposits	$52,046	$42,329	$109,883	$84,483
Short-term borrowings	304	434	595	1,357
Short-term senior notes	—	—	47	—
Long-term notes - senior/ unsecured	8,567	20,906	20,126	44,268
Long-term notes - senior/ secured	6,547	6,117	13,252	12,547
Long-term notes - subordinated	5,939	331	11,947	663

Total interest expense	$73,403	$70,117	$155,850	$143,318

Net Interest Income	$772,259	$204,782	$1,501,786	$413,547
Provision for loan losses	78,667	70,618	269,264	141,924

Net Interest Income after Provision for Loan Losses	$693,592	$134,164	$1,232,522	$271,623

Noninterest Income
Trust and investment management fees	$30,507	$33,012	$58,758	$63,217
Net money market and bond trading income, including derivative activity	5,545	17,437	11,961	22,546
Foreign exchange trading gains, net	3,030	850	6,133	1,949
Service charges and fees	73,814	46,273	148,453	90,694
Charge card income	34,756	25,478	64,627	51,664
Equity securities gains, net	3,148	15,101	18,304	16,603
Net securities gains, other than trading	4,762	1,917	32,418	6,625
Other-than-temporary impairment on securities	—	(553)	—	(1,062)
Bank-owned insurance	22,996	10,809	43,203	21,502
Letter of credit fees	11,393	5,239	23,031	10,232
Net gains on loans held for sale	15,833	2,595	31,698	11,189
Other	29,296	(165)	58,697	1,940

Total noninterest income	$235,080	$157,993	$497,283	$297,099

Noninterest Expenses
Salaries and other compensation	$236,844	$120,725	$460,308	$231,721
Pension, profit sharing and other employee benefits	57,830	29,060	129,918	66,959
Net occupancy	42,681	26,430	87,346	53,433
Equipment	38,290	17,431	75,626	34,839
Marketing	28,278	16,220	58,241	31,495
Communication and delivery	17,951	9,116	35,566	18,296
Professional fees	79,562	34,085	144,061	62,493
Outside information processing, database and network fees	27,211	12,578	53,839	25,402
FDIC insurance	16,102	8,785	39,310	20,520
Intercompany services	30,182	(658)	53,803	(1,662)
Restructuring reversal	(1,550)	—	(1,042)	—
Visa indemnification reversal	—	—	—	(2,200)
Charge card	797	5,985	4,628	12,347
(Reversal) provision for off-balance sheet credit losses	(16,980)	1,650	(32,179)	12,445
Other real estate	9,754	1,495	23,882	3,884
Amortization of intangibles	28,027	7,072	56,666	14,517
Other	75,256	29,331	135,012	60,382

Total noninterest expenses	$670,235	$319,305	$1,324,985	$644,871

Income (loss) before income tax benefit	$258,437	$(27,148)	$404,820	$(76,149)
Applicable income tax expense (benefit)	78,350	(19,850)	119,482	(46,397)

Net income (loss)	$180,087	$(7,298)	$285,338	$(29,752)
Less: noncontrolling interest in subsidiaries	4,626	4,610	9,346	9,219

Net Income (Loss) Available for Common Stockholder	$175,461	$(11,908)	$275,992	$(38,971)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income (loss)	$180,087	$(7,298)	$285,338	$(29,752)
Other comprehensive income (loss):
Cash flow hedges:
Net unrealized gain on derivative instruments, net of tax expense for the quarter of $4,714 in 2012 and $3,104 in 2011 and net of tax expense for the year-to-date period of $8,164 in 2012 and $8,592 in 2011	8,756	5,765	15,163	15,957
Reclassification adjustment for realized (gain) loss included in net income (loss), net of tax (expense) benefit for the quarter of ($142) in 2012 and $347 in 2011 and net of tax (expense) benefit for the year-to-date period of ($249) in 2012 and $893 in 2011	(265)	645	(463)	1,659
Pension and postretirement medical benefit plans:
Net gain (loss) and net prior service cost included in net income (loss), net of tax expense for the quarter of $22 in 2012 and $37 in 2011 and net of tax (benefit) expense for the year-to-date period of ($12) in 2012 and $143 in 2011	42	70	(23)	267
Reclassification adjustment for amortization included in net income (loss), net of tax benefit for the quarter of $1,678 in 2012 and $1,347 in 2011 and net of tax benefit for the year-to-date period of $3,355 in 2012 and $2,694 in 2011	3,114	2,501	6,232	5,004
Available-for-sale securities:
Unrealized holding gain (loss) arising during the period, net of tax expense for the quarter of $2,927 in 2012 and $6,718 in 2011 and net of tax (benefit) expense for the year-to-date period of ($1,950) in 2012 and $9,357 in 2011	4,390	16,812	(1,392)	18,891
Reclassification adjustment for realized gain included in net income (loss), net of tax expense for the quarter of $489 in 2012 and $623 in 2011 and net of tax expense for the year-to-date period of $10,169 in 2012 and $1,230 in 2011	(4,273)	(1,293)	(22,249)	(4,886)

Other comprehensive income (loss)	$11,764	$24,500	$(2,732)	$36,892

Comprehensive income	$191,851	$17,202	$282,606	$7,140
Comprehensive income related to noncontrolling interest in subsidiaries	4,626	4,610	9,346	9,219

Comprehensive income (loss) available for common stockholder	$187,225	$12,592	$273,260	$(2,079)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholder’s Equity
	(In thousands)
Balance at December 31, 2011	$504,305	$11,326,166	$1,959,325	$(98,308)	$260,720	$13,952,208
Stock option exercise	—	6,688	—	—	—	6,688
Tax benefit from stock option exercise	—	(2,193)	—	—	—	(2,193)
Net income	—	—	275,992	—	9,346	285,338
Dividends - preferred stock of subsidiary	—	—	—	—	(9,458)	(9,458)
Redemption - preferred stock of subsidiary	—	—	—	—	(10,608)	(10,608)
Other comprehensive loss	—	—	—	(2,732)	—	(2,732)

Balance at June 30, 2012	$504,305	$11,330,661	$2,235,317	$(101,040)	$250,000	$14,219,243

Balance at December 31, 2010	$202,560	$3,364,727	$1,621,915	$(136,359)	$250,000	$5,302,843
Stock option exercise	—	481	—	—	—	481
Net (loss) income	—	—	(38,971)	—	9,219	(29,752)
Dividends - preferred stock of subsidiary	—	—	—	—	(9,219)	(9,219)
Other comprehensive income	—	—	—	36,892	—	36,892

Balance at June 30, 2011	$202,560	$3,365,208	$1,582,944	$(99,467)	$250,000	$5,301,245

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2012	2011
	(In thousands)
Net cash (used in) provided by operating activities	$(259,665)	$768,125

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$1,316,354	$443,255
Proceeds from maturities of securities available-for-sale	4,257,739	3,062,019
Purchases of securities available-for-sale	(7,581,102)	(2,806,799)
Net decrease in loans	1,085,721	717,204
Net proceeds from FDIC loss share agreement	11,884	48,557
Purchases of premises and equipment, net	(107,163)	(34,916)
Net proceeds from sales of OREO	108,334	17,979

Net cash (used in) provided by investing activities	$(908,233)	$1,447,299

Cash flows from Financing Activities:
Net (decrease) increase in deposits	$(5,041,044)	$3,635,469
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(133,237)	(404,111)
Net increase (decrease) in other short-term borrowings	171,876	(481,404)
Repayment of short-term senior notes	(80,416)	—
Repayment of long-term senior notes	—	(746,500)
Net proceeds from stock options exercise	6,688	481
Excess tax expense from stock options exercise	(2,341)	(158)
Distributions on preferred stock	(20,253)	(9,219)

Net cash (used in) provided by financing activities	$(5,098,727)	$1,994,558

Net (decrease) increase in cash and cash equivalents	$(6,266,625)	$4,209,982
Cash and cash equivalents at January 1	21,827,078	17,007,993

Cash and cash equivalents at June 30	$15,560,453	$21,217,975

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$171,060	$143,737
Income taxes	$(626)	$(14,219)

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

On July 5, 2011 BMO completed the acquisition of Milwaukee-based Marshall & Ilsley Corporation (“M&I”) for consideration of approximately $4.3 billion paid in BMO common shares, with fractional entitlements to BMO common shares paid in cash. Each common share of M&I was exchanged for 0.1257 of a BMO common share, resulting in the issuance of approximately 67 million common shares. The value of the common shares was arrived at using the average of BMO common share price prevailing during the day the business combination closed. BMO contributed the net assets of M&I to BFC in exchange for 105 BFC common shares. BFC then contributed cash and shares of M&I Marshall and Ilsley Bank and M&I Bank N.A. to BHB in exchange for 30.2 million BHB common shares, which increased BHB’s surplus by $5.7 billion. In addition, immediately prior to the completion of the transaction, BFC purchased M&I’s Troubled Asset Relief Program (“TARP”) preferred shares and warrants from the U.S. Treasury for approximately $1.7 billion. BFC subsequently recorded the cancellation of the TARP preferred shares and warrants.

Immediately upon acquisition, M&I merged with and into BFC, and M&I Marshall and Ilsley Bank and M&I Bank N.A merged with and into BHB. The Bank assumed approximately $46.7 billion in assets, including approximately $30.4 billion in loans, and $35.5 billion in deposits from M&I. BHB recorded goodwill of $1,996.2 million which is not deductible for tax purposes. As part of the acquisition, BHB recorded a core deposit intangible asset of $483.9 million to be amortized on an accelerated basis over a period of 10 years, a customer relationship intangible asset of $45.5 million to be amortized on an accelerated basis over a period of 15 years, and a credit card portfolio intangible asset of $24.6 million to be amortized over a period of 15 years. The results of operations for M&I Marshall and Ilsley Bank and M&I Bank N.A. have been included in BHB’s consolidated financial statements since July 5, 2011. This acquisition substantially increased BHB’s assets, geographic presence, scope of operations and customer base.

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

2. Contingent Liabilities and Litigation

The Bank and certain of its subsidiaries are party to legal proceedings, including regulatory investigations, in the ordinary course of their businesses. Reserves are established for legal claims when management determines that it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. No material reserves have been recorded related to legal proceedings or regulatory investigations as of June 30, 2012 or 2011. While there is inherent difficulty in predicting the outcome of these proceedings, management believes that current legal reserves are adequate and does not expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Bank’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may differ from management’s current assessment.

3. Visa Indemnification Charge

BHB was a member of Visa U.S.A. Inc. (“Visa U.S.A.”) and in 2007 received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering by Visa. BHB and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain indemnified litigation involving Visa.

A member bank such as BHB is also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007) for potential losses arising from the other indemnified litigation that had not yet settled at its estimated fair value. BHB is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. As of December 31, 2007, BHB recorded a liability and corresponding charge of $34.0 million (pretax) for the remaining litigation.

The initial public offering (IPO) occurred on March 25, 2008 followed by a mandatory partial redemption of BHB’s restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. Visa funded the litigation escrow acount with IPO proceeds.

On July 5, 2011, as part of BMO’s acquisition of M&I, BHB assumed an additional $3.8 million in Visa litigation reserve.

BHB’s recorded litigation reserve is adjusted as the escrow account is funded. In December 2011 and March 2011, BHB recorded decreases to noninterest expense of $8.9 million and $2.2 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. As of both June 30, 2012 and December 31, 2011, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was zero. As of June 30, 2011, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $5.1 million.

On July 15, 2012, Visa, other direct parties and the plaintiffs settled the litigation. The proposed settlement provides the litigants with a cash settlement previously accrued for, as well as an eight month interchange fee concession. The Bank recognized an expense of $4.9 million in July 2012 related to the short-term reduction in interchange fees. The Bank also recognized an additional $1.4 million charge in July 2012 for the change in the conversion ratio of Visa B shares, according to the terms of the settlement.

4. Other-than-temporary impairment

No other-than-temporary impairment was recorded during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Bank recorded other-than-temporary impairment of $0.5 million on auction rate securities and $0.6 million on CRA investments. The entire amount of the impairment was related to credit deterioration. Losses related to declines in the estimated fair value of the investments are recorded in the Consolidated Statements of Operations to other-than-temporary impairment of securities.

5. Recent accounting standards

The FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” in May 2011. The amendment will be effective for the Bank in its annual December 31, 2012 financial statements. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments impact disclosure only and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of this ASU will not have an impact on the Bank’s financial position or results of operations.

The FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” in June 2011. The update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments form other comprehensive income to net income in the statements of net income and other comprehensive income. The amendment will be effective for the Bank in its annual December 31, 2012 financial statements.

The FASB issued ASU 2011-09, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan,” in September 2011. The amendments in this Update require additional disclosures about an employer’s participation in a multiemployer plan. The amendment will be effective for the Bank in its annual December 31, 2012 financial statements.

The FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” in December 2011. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that may be offset or are subject to an enforceable master netting arrangement or similar agreement. The amendment will be effective for the Bank in its annual December 31, 2013 financial statements.

6. Subsequent events

The consolidated financial statements have been prepared by management from the books and records of the Bank. The statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Events occurring subsequent to the date of the Statement of Condition have been evaluated for potential recognition or disclosure in the consolidated financial statements through August 14, 2012, the date the consolidated financial statements were available to be issued.

Tender Offer

On July 18, 2012, BHB offered to repurchase $350.0 million aggregate principal amount of 4.85% Subordinated Notes due 2015 originally issued by M&I Bank, and $300.0 million aggregate principal amount of 5.00% Subordinated Notes due 2017 originally issued by M&I Bank. The tender offer expired on July 31, 2012 with settlement on August 1, 2012.

BHB redeemed $64.7 million of the aggregate principal of the 4.85% Subordinated Notes due 2015 at $1,091.01 and $94.7 million of aggregate principal of the 5.00% Subordinated Notes due 2017 at $1,120.61, resulting in a loss on extinguishment of debt of $2.6 million recorded in the Consolidated Statements of Operations as interest expense. This charge will be included in the Bank’s results for the period ended September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 11.

The following table stratifies the Company’s Securities available-for-sale by maturity date (dollars in thousands):

`	July 1, 2012 to Dec. 31, 2012	Year Ending December 31,						Fair Value at June 30, 2012
		2013	2014	2015	2016	Thereafter	Total
Residential mortgage-backed
Amortized cost	$—	$2,114	$—	$—	$—	$303,913	$306,027	$319,650
Average Yield	—	4.00%	—	—	—	3.80%	3.80%
U.S. Treasury Bills
Amortized cost	$254,998	$—	$—	$—	$—	$—	$254,998	$254,998
Average Yield	0.04%	—	—	—	—	—	0.04%

At June 30, 2012, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral is represented by sub-prime mortgages.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of June 30, 2012. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1, 1A, 2, 3, 4 and 5 are being omitted from this Report because such items are not applicable to the reporting period.

None

Item 6. Exhibits

31.1	Certification of Pamela C. Piarowski pursuant to rule 13a-14(a)

31.2	Certification of Lisa D. Hofstatter pursuant to rule 13a-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2012.

/s/ PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chairman of the Board and President and CEO
(Principal Executive Officer)

/s/ LISA D. HOFSTATTER
Lisa D. Hofstatter Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)