Form 10-Q
period 2012-09-30
HARRIS PREFERRED CAPITAL CORP
filed 2012-11-14
CIK 1046788

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock, $1.00 par value, outstanding on November 14, 2012 was 1,180. No common equity is held by nonaffiliates.

Harris Preferred Capital Corporation

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011	September 30, 2011
	(unaudited)	(audited)	(unaudited)
		(in thousands)
Assets
Cash on deposit with BMO Harris Bank N.A.	$326	$948	$1,309
Securities purchased from BMO Harris Bank N.A. under agreement to resell	16,000	22,000	24,000

Total cash and cash equivalents	$16,326	$22,948	$25,309

Notes receivable from BMO Harris Bank N.A.	1,879	2,488	2,835
Securities available-for-sale, at fair value
Mortgage-backed	264,811	461,356	447,092
U.S. Treasury Bills	299,991	100,000	115,000
Accrued interest receivable	766	1,587	1,306

Total assets	$583,773	$588,379	$591,542

Liabilities and Stockholders’ Equity
Accrued expenses	$64	$111	$38
Accrued taxes payable and deferred tax liabilities	2,602	1,644	1,778

Total liabilities	$2,666	$1,755	$1,816

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1	1
Additional paid-in capital	320,733	320,733	320,733
Earnings in excess of (less than) distributions	66	(425)	1,295
Accumulated other comprehensive income - net unrealized gains on securities available-for-sale	10,307	16,315	17,697

Total stockholders’ equity	$581,107	$586,624	$589,726

Total liabilities and stockholders’ equity	$583,773	$588,379	$591,542

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income

and Comprehensive Income

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands except share and per share amounts)
Interest income:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	$71	$5	$132	$37
Notes receivable from BMO Harris Bank N.A.	31	43	109	148
Securities available-for-sale:
Mortgage-backed	2,002	4,026	8,316	13,227
U.S. Treasury Bills	5	1	16	2

Total interest income	$2,109	$4,075	$8,573	$13,414

Noninterest income:
Gains on sale of securities	$3,292	$1,258	$7,910	$4,328

Total income	$5,401	$5,333	$16,483	$17,742

Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	$2	$2	$5	$7
Advisory fees paid to BMO Harris Bank N.A.	41	38	125	106
General and administrative	113	60	339	255

Total operating expenses	$156	$100	$469	$368

Income before income taxes	$5,245	$5,233	$16,014	$17,374
Applicable state income taxes	498	498	1,520	1,650

Net Income	$4,747	$4,735	$14,494	$15,724
Other comprehensive income:
Securites available-for-sale:
Unrealized holding gains arising during the period, net of deferred state taxes	956	4,936	1,152	7,265
Less: reclassification adjustment for realized gains included in net income, net of state tax effect	2,980	1,139	7,159	3,917

Total other comprehensive (loss) income	(2,024)	3,797	(6,007)	3,348

Comprehensive income	$2,723	$8,532	$8,487	$19,072

Preferred stock dividends	4,609	4,609	13,827	13,827

Net income available to common stockholder	$138	$126	$667	$1,897

Basic and diluted earnings per common share	$117	$107	$565	$1,608
Average number of common shares outstanding	1,180	1,180	1,180	1,180

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30
	2012	2011
	(in thousands)
Balance at January 1	$586,624	$584,828
Net income	14,494	15,724
Other comprehensive (loss) income	(6,007)	3,348
Dividends on common stock	(177)	(347)
Dividends declared on preferred stock ($1.38270 per share)	(13,827)	(13,827)

Balance at September 30	$581,107	$589,726

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Operating Activities:
Net income	$14,494	$15,724

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(7,910)	(4,328)
Decrease in other assets	821	475
Decrease in accrued expenses	(47)	(76)
Increase in accrued taxes payable and deferred taxes	958	634

Net cash provided by operating activities	$8,316	$12,429

Investing Activities:
Repayments of notes receivable from BMO Harris Bank N.A.	$609	$534
Purchases of securities available-for-sale	(725,673)	(339,837)
Proceeds from maturities/redemptions of securities available-for-sale	590,958	284,819
Proceeds from sales of securities available-for-sale	133,172	57,513

Net cash (used in) provided by investing activities	$(934)	$3,029

Financing Activities:
Cash dividends paid on preferred stock	$(13,827)	$(13,827)
Cash dividends paid on common stock	(177)	(347)

Net cash used in financing activities	$(14,004)	$(14,174)

Net (decrease) increase in cash and cash equivalents with BMO Harris Bank N.A.	$(6,622)	$1,284
Cash and cash equivalents with BMO Harris Bank N.A. at beginning of period	22,948	24,025

Cash and cash equivalents with BMO Harris Bank N.A. at end of period	$16,326	$25,309

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The areas requiring significant management judgment include valuatin of securities available-for-sale. If actual results differ from those estimates, the impact would be recorded in future periods.

2. Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. There is no pending litigation against the Company at September 30, 2012.

3. Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	September 30, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Securities available -for-sale
Residential mortgage-backed	$253,419	$11,392	$—	$264,811
U.S. Treasury Bills	299,994	—	3	299,991

Total Securities	$553,413	$11,392	$3	$564,802

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Securities available -for-sale
Residential mortgage-backed	$443,333	$18,023	$—	$461,356
U.S. Treasury Bills	100,000	—	—	100,000

Total Securities	$543,333	$18,023	$—	$561,356

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
Securities available -for-sale
Residential mortgage-backed	$427,539	$19,553	$—	$447,092
U.S. Treasury Bills	115,000	—	—	115,000

Total Securities	$542,539	$19,553	$—	$562,092

The Company classifies all securities as available-for-sale. Securities available-for-sale are reported at fair value with unrealized gains and losses included as a separate component of stockholders’ equity. At September 30, 2012, net unrealized gains on securities available-for-sale were $11.4 million compared to $18.0 million of net unrealized gains on December 31, 2011 and $19.5 million of net unrealized gains at September 30, 2011.

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

The following table summarizes U.S. Treasury Bill securities with unrealized losses, the amount of the unrealized loss and the related fair value of the securities with unrealized losses. The unrealized losses have been further segregated by U.S. Treasury Bill securities that have been in a continuous unrealized loss position for less than 12 months and those that have been in an unrealized loss position for greater than 12 months. As of September 30, 2012 there was one security in a loss position for less than 12 months but there were no securities in a loss position for 12 or more months. As of December 31, 2011 and September 30, 2011, there were no securities that were in an unrealized loss position. Management believes that all of the unrealized losses, caused by interest rate increases on investments in U.S. Treasury Bills, are temporary. The contractual cash flows of these securities are guaranteed directly by a U.S. government-sponsored enterprise. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

	September 30, 2012
	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
U.S. Treasury Bills	$299,991	$3	$—	$—	$299,991	$3

Total	$299,991	$3	$—	$—	$299,991	$3

Realized securities gains of $7.9 million and $4.3 million were reclassified from other comprehensive income to gain on sale of securities in the consolidated statements of income and comprehensive income for the nine month periods ended September 30, 2012 and September 30, 2011, respectively. Realized securities gains of $3.3 million and $1.3 million were reclassified from other comprehensive income to gain on sale of securities in the consolidated statements of income and comprehensive income for the third quarter ended September 30, 2012 and September 30, 2011, respectively.

The amortized cost and estimated fair value of total securities available-for-sale as of September 30, 2012, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	(in thousands)
	Amortized Cost	Fair Value
Maturities:
Within 1 year	$299,994	$299,991
1 to 5 years	1,574	1,652
5 to 10 years	7,190	7,742
Over 10 years	244,655	255,417

Total	$553,413	$564,802

4. Fair Value Measurements

Fair value represents an estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. ASC 820 establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the Company’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Financial instruments are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified as Level 3.

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

The valuation of assets that are measured at fair value on a recurring basis at September 30, 2012, December 31, 2011 and September 30, 2011 are presented in the following table.

	Fair Value	Fair Value Measurements Using
	September 30, 2012	Level 1	Level 2	Level 3
		(in thousands)
Securities available-for-sale
Residential mortgage-backed	$264,811	$—	$264,811	$—
U.S. Treasury Bills	299,991	299,991	—	—

	$564,802	$299,991	$264,811	$—

	Fair Value	Fair Value Measurements Using
	December 31, 2011	Level 1	Level 2	Level 3
		(in thousands)
Securities available-for-sale
Residential mortgage-backed	$461,356	$—	$461,356	$—
U.S. Treasury Bills	100,000	100,000	—	—

	$561,356	$100,000	$461,356	$—

	Fair Value	Fair Value Measurements Using
	September 30, 2011	Level 1	Level 2	Level 3
		(in thousands)
Securities available-for-sale
Residential mortgage-backed	$447,092	$—	$447,092	$—
U.S. Treasury Bills	115,000	115,000	—	—

	$562,092	$115,000	$447,092	$—

There were no transfers of assets between Level 1 and Level 2 during the quarters or nine months ended September 30, 2012 or September 30, 2011.

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

There were no off balance sheet items as of September 30, 2012, December 31, 2011 and September 30, 2011.

The estimated fair values of the Company’s financial instruments segregated by the hierarchy level of inputs used to measure fair value are presented in the following table.

	September 30, 2012		December 31, 2011		September 30, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Level 1 inputs:
Cash on deposit with BMO Harris Bank N.A.	$326	$326	$948	$948	$1,309	$1,309
Securities available-for-sale-US Treasury Bills	299,991	299,991	100,000	100,000	115,000	115,000
Level 2 inputs:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	16,000	16,000	22,000	22,000	24,000	24,000
Notes receivable from BMO Harris Bank N.A.	1,879	3,615	2,488	4,800	2,835	4,965
Securities available-for-sale-Residential mortgage-backed	264,811	264,811	461,356	461,356	447,092	447,092
Accrued interest receivable	766	766	1,587	1,587	1,306	1,306

Total on-balance-sheet financial assets	$583,773	$585,509	$588,379	$590,691	$591,542	$593,672

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

Results of Operations

Third Quarter 2012 Compared with Third Quarter 2011

The Company’s net income was $4.7 million for each of the quarters ended September 30, 2012 and 2011.

Interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell for the third quarter of 2012 was $71 thousand, on an average balance of $214.7 million, with an annualized yield of 0.13%. During the same period in 2011, the interest income on securities purchased from BMO Harris Bank N.A. under agreement to resell was $5 thousand, on an average balance of $84 million, with an annualized yield of 0.02%. Interest is earned on securities purchased under agreements to resell at a rate that approximates the Federal Funds rate. The Federal Funds rate at September 30, 2012 was 0.14% compared to the Federal Fund rate at September 30, 2011 of 0.06%. Third quarter 2012 interest income on the Notes receivable from BMO Harris Bank N.A. totaled $31 thousand and yielded 6.5% on $1.9 million of average principal outstanding for the quarter compared to $43 thousand and a 6.1% yield on $2.8 million average principal outstanding for third quarter 2011. The decrease in income was attributable to a reduction in the principal balance of Notes receivable from BMO Harris Bank N.A. because of customer payoffs in the Securing Mortgage Loans. At September 30, 2012 and 2011, there were no Securing Mortgage Loans on nonaccrual status. Interest income on securities available-for-sale for the current quarter was $2.0 million resulting in a yield of 2.19% on an average balance of $367 million, compared to $4.0 million with a yield of 3.38% on an average balance of $476 million for the same period a year ago. Virtually all income in the current quarter was attributable to the residential mortgage-backed security portfolio.

Gains from investment securities sales were $3.3 million in the quarter ended September 30, 2012 compared to a gain of $1.3 million in the third quarter September 30, 2011.

The Company had no borrowings during third quarter 2012 or 2011.

Third quarter 2012 operating expenses totaled $156 thousand, an increase of $56 thousand or 56% from the third quarter of 2011. General and administrative expenses totaled $113 thousand, an increase of $53 thousand over the same period in 2011 primarily due to an increase in director fees and additional fees related to XBRL reporting requirements. Advisory fees for the third quarter 2012 were $41 thousand compared to $38 thousand a year earlier. Tax expense was $498 thousand in both the third quarter of 2012 and 2011.

On September 28, 2012, the Company remitted a cash dividend of $0.46094 per share on outstanding Preferred Shares to its transfer agent, which was distributed to stockholders on October 1, 2012. The dividend was paid to stockholders of record on September 15, 2012 as declared on September 5, 2012. On September 30, 2011, the Company paid a cash dividend of $0.46094 per share on outstanding Preferred Shares to the stockholders of record on September 15, 2011 as declared on August 31, 2011. On September 14, 2012 the Company paid a cash dividend of $177 thousand on the outstanding common shares to the common stockholder of record on August 31, 2012, and the Company elected under Internal Revenue Code Section 858(a) to treat this dividend as paid in 2011. On August 31, 2011 the company paid a cash dividend of $347 thousand on the outstanding common shares to the common stockholder of record on August 31, 2011.

The National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank was required to receive prior approval from the OCC before the Company declared dividends on the Preferred Shares. Prior approval from the OCC was received for dividend declarations in March 2011, May 2011 and

August 2011. Because the Bank’s third quarter 2011 earnings were sufficient to eliminate the need for OCC approval of dividends on the Preferred Shares that were declared by the Company’s Board of Directors in the fourth quarter ended December 31, 2011, the Company was not required to obtain approval from the OCC for such a declaration. Further, the Company was not required to obtain approval from the OCC for dividends on the Preferred Shares declared by the Company’s Board of Directors in March 2012, June 2012 or September 30, 2012, nor will such approval be required for dividends on the Preferred Shares that the Company’s Board of Directors may declare in the fourth quarter of 2012. The need to request similar approvals from the OCC for subsequent quarters will be determined by the Bank’s earnings for those future periods. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. At this time the Company has no reason to expect that such approvals, if required, will not be received.

On July 5, 2011 Bank of Montreal (“BMO”) completed the acquisition of Milwaukee based Marshall & Ilsley Corporation (“M&I”). M&I merged with and into BMO Financial Corporation (“BFC”) and M&I Marshall and Ilsley Bank and M&I Bank N.A. merged with and into the Bank. The acquisition was subject to an OCC Commitment Letter requiring the Bank to develop and submit a comprehensive capital plan for 2012 to the OCC. The required annual capital plan includes a schedule of capital actions, including external dividend payments by subsidiaries, which must be approved by the Federal Reserve and the OCC. On March 13, 2012 the Federal Reserve informed the Bank that it completed its 2012 Capital Plan Review and it did not object to the proposed capital distributions through March 31, 2013 submitted to the Federal Reserve pursuant to the 2012 Capital Plan Review. Dividend payments subsequent to March 31, 2013 are subject to a similar regulatory approved process upon submission of the Banks’s next capital plan in January 2013.

Nine Months Ended September 30, 2012 compared with September 30, 2011

The Company’s net income for the nine months ended September 30, 2012 was $14.5 million. This represented a $1.2 million or 7.8% decrease from earnings for the nine months ended September 30, 2011. Earnings decreased primarily due to a decrease in interest income due to a lower average balance for the nine months ended September 30, 2012 of $370.9 million on the mortgage-backed securities available-for-sale compared to a average balance of $468.1 million for the nine months ended September 30, 2011 and a lower average rate of 3.0% on the new securities purchased since September 30, 2011 compared to the average rate of $3.8% on previously purchased mortgage-backed securities.

Interest income on securities purchased under agreement to resell for the nine months ended September 30, 2012 was $132 thousand on an average balance of $154.4 million, with a yield of 0.11%. During the same period in 2011, the interest income on securities purchased under agreements to resell for the nine months ended September 30, 2011 was $37 thousand, on an average balance of $72 million, with a yield of 0.07%. Interest is earned on securities purchased under agreements to resell at a rate that approximates the Federal Funds rate. The Federal Funds rate at September 30, 2012 was 0.14% compared to the Federal Fund rate at September 30, 2011 of 0.06%. Interest income on the Note receivable from BMO Harris Bank N.A. for the nine months ended September 30, 2012 totaled $109 thousand, yielding 6.8% on $2.1 million of average principal outstanding compared to $148 thousand on an average balance of $3.2 million, with a yield of 6.3%. The decrease in income was attributable to a reduction in the principal balance of Notes receivable from BMO Harris Bank N.A. resulting from customer payoffs on the Securing Mortgage Loans. Interest income on securities available-for-sale for the nine months ended September 30, 2012 was $8.3 million resulting in a yield of 2.7% on an average balance of $418 million, compared to $13.2 million resulting in a yield of 3.6% on an average balance of $490 million. The decrease in interest income from securities available-for-sale is primarily attributable to maturities and sales in the portfolio of mortgaged-backed securities and the newly purchased securities at lower average rate of 3.0% compared to 3.8% for earlier purchased securities. There were no Company borrowings during either period.

Gains from investment securities sales were $7.9 million for the nine months ended September 30, 2012 compared to $4.3 million for the same period a year ago.

Operating expenses for the nine months ended September 30, 2012 totaled $469 thousand, an increase of $101 thousand or 27.4% from the same period a year ago. Advisory fees for the nine months ended September 30, 2012 were $125 thousand compared to $106 thousand for the same period a year ago, primarily due to an increase in internal costs of the Bank related to expenses of administering the Company’s activities. General and administrative expenses totaled $339 thousand, an increase of $84 thousand or 32.9% from the same period in 2011 primarily due to increases in external costs related to filing annual and quarterly reports and the increase in director fees due to a fee increase and an extra board meeting for a change in officers and directors.

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

As presented in the accompanying Consolidated Statements of Cash Flows, the primary sources of funds in addition to $8.3 million provided from operations during the nine months ended September 30, 2012, were $724.1 million from the maturities and sales of securities available-for-sale. In the prior period ended September 30, 2011, the primary sources of funds other than $12.4 million from operations were $342.3 million from the maturities and sales of securities available-for-sale. The primary uses of funds for the nine months ended September 30, 2012 were $725.7 million for purchases of securities available-for-sale, $13.8 million in preferred stock dividends paid and $177 thousand in common stock dividends paid. For the prior year’s nine months ended September 30, 2011, the primary uses of funds were $339.8 million for purchases of securities available-for-sale, $13.8 million in preferred stock dividends paid and $347 thousand in common stock dividends paid.

Market Risk Management

The Company’s market risk is composed primarily of interest rate risk. There have been no material changes in market risk or the manner in which the Company manages market risk since December 31, 2011.

Tax Matters

As of September 30, 2012, the Company believes that it is in full compliance with the REIT federal tax rules and expects to qualify as a REIT under the provisions of the Internal Revenue Code. The Company expects to meet all REIT requirements regarding the ownership of its stock and anticipates meeting the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single person. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Company’s outstanding common shares are held by Harris Capital Holdings, Inc. a wholly owned subsidiary of BMO Harris Bank N.A. and (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense to be incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. The current Illinois statutory tax rate is 9.5%, effective January 1, 2011. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. For each of the third quarter of 2012 and 2011 $498 thousand of Illinois income tax was recorded. For the year-to-date period ended September 30, 2012 the income tax expense was $1.5 million compared to $1.7 million for the same period in 2011.

Financial Statements of BMO Harris Bank N.A.

The following unaudited financial information for the Bank is included because the Company’s Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

BMO HARRIS BANK N.A.

a wholly-owned subsidiary of BMO Financial Corp.

Consolidated Financial Statements

For the Quarter and Nine Month Periods Ended September 30, 2012 and 2011

BMO HARRIS BANK N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

Third Quarter 2012 Compared with Third Quarter 2011

Summary

On September 1, 2012, Marshall & Ilsley Trust Company National Association (“M&I Trust”), a former subsidiary of BMO Financial Corp. (“BFC”), merged with and into BMO Harris Bank N.A. and subsidiaries (the “Bank” or “BHB”) and North Star Trust Company, previously a wholly-owned subsidiary of M&I Trust, became a wholly-owned subsidiary of BHB. The merger was between entities under common control. As a result, the consolidated financial statements and related notes have been recast to reflect the combined historical financial results at historical carrying values for all periods presented beginning July 5, 2011, which is the date BHB and M&I Trust became entities under common control.

For the third quarter 2012, BHB reported net income attributable to common stockholder of $41.6 million, a decrease of $119.1 million from the third quarter 2011 net income of $160.7 million. The decline was mainly due to a decrease in purchase accounting impacts related to the M&I Marshall & Ilsley Bank and M&I Bank N.A. (collectively “M&I Bank”) acquired loan portfolio of $51.4 million (after tax) and an increase in restructuring and integration costs of $43.4 million (after tax). Excluding costs related to M&I Bank for restructuring and integration, the Bank would have reported net income attributable to common stockholder of $127.1 million.

Net interest income was $697.2 million in the current quarter, down $110.8 million from a year ago, largely due to the lower purchase accounting amortization on the M&I Bank acquired loan portfolio. Purchase accounting amortization for the third quarter 2012 was $198.6 million, a decrease of $78.4 million from $277.0 million in the third quarter of 2011. Excluding this revenue, net interest income decreased $31.9 million as lower earnings on loans were partially offset by favorable cost of funds and funding mix. Average earning assets decreased to $79.7 billion in the third quarter of 2012 from $82.5 billion in 2011. This decrease was primarily driven by a reduction in investment balances of $2.2 billion. Net interest margin for the quarter was 3.48 percent, a decrease of 41 basis points from 3.89 percent in the third quarter of 2011. The lower margin reflected reduced purchase accounting amortization year over year on the M&I Bank acquired loan portfolio, which drove 40 basis points of the decline.

Provision for loan losses for the third quarter 2012 was $170.9 million, a decrease of $12.4 million from $183.3 million in the third quarter 2011, mainly attributable to a $47.9 million decrease related to the M&I Bank portfolio, partially offset by an incremental $38.8 million provision related to the acquired portfolio’s consumer bankruptcy losses. The M&I Bank purchase accounting adjustments resulted in decreases in provision in the current quarter as a result of decreases in allowance due primarily to declining loan balances and re-rating of the commercial portfolio. Net loan charge-offs during the quarter were $208.9 million compared to $63.0 million in the same period last year mainly due to higher commercial and consumer charge-offs in the M&I Bank purchased portfolio as well as an incremental $70.8 million write-downs in compliance with regulatory guidance on consumer bankruptcy loans. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for the third quarter 2012 of $284.6 million was up $14.8 million from a year ago. This was primarily attributable to higher trading revenue ($43.3 million) and higher net gains on loans held for sale ($10.2 million) partially offset by lower securities gains, other than trading ($15.4 million) and lower service charges and fees ($13.9 million).

Third quarter 2012 noninterest expenses were $765.8 million, which included $130.4 million of integration costs and restructuring charges related to the M&I Bank acquisition, $66.3 million higher than a year ago. Excluding these costs, expenses were up $30.7 million or 5.1 percent from the third quarter 2011 driven by higher employment expenses ($32.5 million) and equipment costs ($8.3 million) partially offset by lower FDIC insurance ($7.0 million) and lower net charges for intercompany services ($8.3 million). In the third quarter of 2012, the income tax benefit was $1.1 million on pre-tax income of $45.1 million, reflecting tax credits reported in the quarter. In the third quarter of 2011, income tax expense was $60.3 million on pre-tax income of $225.8 million.

Nonperforming loans at September 30, 2012 totalled $1,568 million or 3.19 percent of total loans, up from $957 million or 1.87 percent of total loans at September 30, 2011, primarily attributable to the increase of M&I Bank non-performing loans and an incremental $60.0 million non-performing loans from the consumer bankruptcy loans. The ratio of nonperforming loans as a percentage of total loans increased from last year attributable to higher non-performing loans as well as declining total loans in the purchased portfolio. At September 30, 2012, the allowance for loan losses was $703.6 million, equal to 1.43 percent of loans outstanding compared to $837.9 million or 1.64 percent of loans outstanding at September 30, 2011. Coverage of nonperforming loans by the allowance for loan losses decreased from 88 percent at September 30, 2011 to 45 percent at September 30, 2012 due to the decrease in allowance coupled with the increase of non-performing loans. Coverage of nonperforming loans (including purchased credit impaired loans) by the allowance for loan losses plus M&I credit mark was 91 percent at September 30, 2012. The allowance coverage of nonperforming loans ratios reflect the fair value adjustments recorded on the M&I Bank loan portfolio at the time of acquisition and the merger of The Harris Bank N.A. into the Bank effective July 5, 2011.

At September 30, 2012, total stockholders’ equity amounted to $14.5 billion, essentially unchanged from December 31, 2011. Return on equity was 1.18 percent in the current quarter, compared to 4.87 percent in last year’s third quarter. Return on assets was .18 percent compared to .68 percent a year ago. The Bank did not declare any dividends on common stock in either the current quarter or in the year-ago quarter.

At September 30, 2012, Tier 1 capital of the Bank amounted to $9.4 billion, up $.8 billion from a year ago, while risk-weighted assets decreased by $1.7 billion to $60.4 billion. The Bank’s September 30, 2012 Tier 1 and total risk-based capital ratios were 15.58 percent and 17.46 percent compared to respective ratios of 13.81 percent and 16.24 percent on September 30, 2011. The regulatory Tier 1 leverage capital ratio was 10.99 percent for the third quarter of 2012 compared to 9.71 percent a year ago. The Bank’s capital ratios significantly exceeded the prescribed regulatory minimum for “well-capitalized” banks.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Summary

For the nine months ended September 30, 2012, the Bank reported net income attributable to common stockholder of $331.7 million, an increase of $210.0 million from a net income of $121.7 million for the same period last year. $178.6 million of the increase is due to the additional earnings from M&I Bank for the first nine months of 2012, net of integration and restructuring costs. Return on equity was 3.17 percent in the current year, compared to 2.10 percent for first nine months of last year. Return on assets was .47 percent compared to .25 percent a year ago.

Net interest income was $2,199.2 million, up $977.7 million from a year ago. $943.3 million of the increase is due to the additional revenue associated with M&I Bank. Excluding this revenue, net interest income was up $34.8 million as favorable cost of funds and funding mix was partially offset by lower earnings on loans. Average earning assets of $82.0 billion increased $23.8 billion driven by $24.2 billion related to the M&I Bank acquisition. Net interest margin increased to 3.58 percent in 2012 from 2.81 percent in the same period in 2011. The higher margin reflected additional income for the first nine months of 2012 related to the purchase accounting amortization on the M&I Bank acquired loan portfolio driving 66 basis points of the increase. Excluding M&I Bank, the net interest margin for the year was 1.93 percent compared to 1.81 percent a year ago.

Year-to-date 2012 provision for loan losses was $440.2 million compared to $325.2 million in 2011. This was primarily attributable to the increase in provision for loan losses related to the M&I Bank portfolio. Net charge-offs increased to $502.2 million from $216.1 million in the prior year, reflecting a higher level of charge-offs from the acquired portfolios and an incremental $70.8 million of consumer bankruptcy write-downs in compliance with regulatory guidance on consumer bankruptcy loans, partially offset by lower commercial and consumer charge-offs in the remaining portfolio.

Year-to-date noninterest income of $900.2 million was up $333.3 million from a year ago of which $288.5 related to M&I Bank. Excluding this additional revenue, noninterest income increased $44.8 million or 10.7 percent from a year ago driven primarily by higher trading revenue ($17.9 million) and gain on sale of mortgages to secondary market ($20.0 million).

Noninterest expenses were $2,186.7 million, an increase of $873.1 million from the first nine months of 2011. Excluding the additional $547.8 million of operating expense, $190.1 million of integration costs and restructuring charges, and $49.8 million of intangible amortization associated with the M&I Bank acquisition, expenses increased $85.3 million or 9.2% mainly due to higher employment expenses ($53.9 million) and net charges for intercompany services ($28.9 million). In the first nine months of 2012, income tax expense was $126.8 million on pre-tax income of $472.5 million. In the first nine months of 2011, income tax expense was $13.9 million on pre-tax income of $149.6 million.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Condition

(Unaudited)

	September 30	December 31	September 30
	2012	2011	2011
	(In thousands except share data)
Assets
Cash and demand balances due from banks	$1,775,665	$1,604,759	$1,335,932
Money market assets:
Interest-bearing deposits at banks ($9.3 billion, $16.8 billion and $15.7 billion held at Federal Reserve Bank at September 30, 2012, December 31, 2011 and September 30, 2011, respectively)	10,972,897	18,535,041	16,744,392
Federal funds sold and securities purchased under agreement to resell	1,438,248	1,687,258	1,676,622

Total cash and cash equivalents	$14,186,810	$21,827,058	$19,756,946
Securities available -for-sale, at fair value	15,789,452	12,689,764	11,316,010
Trading account assets and derivative instruments	1,152,069	910,130	818,176
Loans, net of unearned income	49,109,076	51,060,062	51,159,171
Allowance for loan losses	(703,648)	(760,851)	(837,863)

Net loans	$48,405,428	$50,299,211	$50,321,308
Loans held for sale	195,832	98,888	96,075
Premises and equipment, net	1,007,538	981,611	1,024,763
Bank-owned insurance	2,682,238	2,633,123	2,616,114
Goodwill and other intangible assets, net	3,427,951	3,463,217	3,483,835
Deferred tax asset, net	2,197,028	2,350,446	2,434,182
Other assets	2,280,630	2,265,989	2,588,004

Total assets	$91,324,976	$97,519,437	$94,455,413

Liabilities
Deposits in domestic office — noninterest-bearing	$25,338,176	$24,931,709	$22,304,688
— interest-bearing (includes $1.5 billion, $1.7 billion and $1.7 billion measured at fair value at September 30, 2012, December 31, 2011 and September 30, 2011, respectively)	45,315,723	47,392,753	47,530,469
Deposits in foreign offices — noninterest-bearing	—	2,628,071	2,002,059
— interest-bearing	362,942	671,226	483,811

Total deposits	$71,016,841	$75,623,759	$72,321,027
Federal funds purchased	219,037	244,914	261,965
Securities sold under agreement to repurchase	267,272	469,443	440,466
Trading account liabilities and derivative instruments	393,919	527,804	603,907
Short-term borrowings	351,475	279,334	376,092
Short-term senior notes	—	80,956	81,909
Accrued interest, taxes and other	505,390	512,399	497,528
Accrued pension and post-retirement	65,569	48,621	53,060
Other liabilities	702,508	738,028	961,272
Long-term notes - senior/ unsecured	—	1,100,000	1,100,000
Long-term notes - senior/ secured	2,375,000	2,375,000	2,375,000
Long-term notes - subordinated	920,289	1,363,802	1,369,961

Total liabilities	$76,817,300	$83,364,060	$80,442,187

Stockholders’ Equity
Common stock ($10 par value); authorized 60,430,512 shares; issued and outstanding 51,018,512 at September 30, 2012, December 31, 2011 and September 30, 2011	$510,185	$510,185	$510,185
Surplus	11,523,687	11,518,771	11,520,026
Retained earnings	2,295,717	1,964,006	1,743,622
Accumulated other comprehensive loss	(71,913)	(98,305)	(30,895)

Stockholder’s equity before noncontrolling interest in subsidiaries	$14,257,676	$13,894,657	$13,742,938
Noncontrolling interest in subsidiaries	250,000	260,720	270,288

Total stockholders’ equity	$14,507,676	$14,155,377	$14,013,226

Total liabilities and stockholders’ equity	$91,324,976	$97,519,437	$94,455,413

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest Income
Loans	$708,765	$849,950	$2,257,042	$1,336,293
Money market assets:
Deposits at banks	8,102	12,414	28,646	33,731
Federal funds sold and securities purchased under agreements to resell	697	152	1,749	481
Trading account assets	6,104	1,708	15,397	4,362
Securities available -for-sale:
U.S. Treasury and federal agency	23,895	28,040	70,082	47,003
State and municipal	8,606	11,474	26,614	33,914
Other	7,941	3,181	22,406	8,000

Total interest income	$764,110	$906,919	$2,421,936	$1,463,784

Interest Expense
Deposits	$46,157	$71,956	$156,040	$156,439
Short-term borrowings	339	403	934	1,760
Short-term senior notes	—	367	47	367
Long-term notes - senior/ unsecured	8,724	14,445	28,849	58,713
Long-term notes - senior/ secured	6,620	6,210	19,872	18,758
Long-term notes - subordinated	5,050	5,559	16,997	6,221

Total interest expense	$66,890	$98,940	$222,739	$242,258

Net Interest Income	$697,220	$807,979	$2,199,197	$1,221,526
Provision for loan losses	170,938	183,302	440,203	325,226

Net Interest Income after Provision for Loan Losses	$526,282	$624,677	$1,758,994	$896,300

Noninterest Income
Trust and investment management fees	$81,995	$86,302	$257,432	$149,519
Net money market and bond trading income (loss), including derivative activity	15,022	(28,281)	26,983	(5,736)
Foreign exchange trading gains, net	3,532	4,627	9,665	6,576
Service charges and fees	74,484	88,400	222,254	179,094
Charge card income	30,321	31,410	94,947	83,074
Equity securities gains, net	3,549	2,091	21,853	18,694
Net securities gains, other than trading	3,074	18,507	35,492	25,133
Other-than-temporary impairment on securities	—	—	—	(1,062)
Bank-owned insurance	22,294	22,164	65,497	43,666
Letter of credit fees	10,963	9,913	33,994	20,144
Net gains on loans held for sale	18,675	8,484	50,372	19,672
Other	20,706	26,211	81,704	28,152

Total noninterest income	$284,615	$269,828	$900,193	$566,926

Noninterest Expenses
Salaries and other compensation	$256,800	$245,301	$766,219	$477,021
Pension and other employee benefits	69,310	51,396	211,286	118,355
Net occupancy	54,899	48,747	146,321	102,179
Equipment	45,889	34,667	125,505	69,505
Marketing	25,312	25,238	87,399	56,733
Communication and delivery	19,175	15,970	56,452	34,267
Professional fees	98,107	45,071	247,305	107,565
Information processing, database and network fees	28,335	15,259	91,210	40,660
FDIC insurance	15,831	22,857	55,141	43,376
Intercompany services, net	35,354	47,914	92,490	46,252
Visa indemnification reversal	—	—	—	(2,200)
Charge card expense	5,857	5,218	10,485	17,565
(Reversal) provision for off-balance sheet credit losses	(9,711)	(6,556)	(41,889)	5,889
Restructuring	7,722	28,026	4,023	28,026
Other real estate expense	10,373	11,518	34,255	15,403
Amortization of intangibles	29,732	29,642	89,897	44,159
Other	72,782	48,474	210,608	108,858

Total noninterest expenses	$765,767	$668,742	$2,186,707	$1,313,613

Income before income tax expense	$45,130	$225,763	$472,480	$149,613
Applicable income tax (benefit) expense	(1,108)	60,251	126,813	13,854

Net income	$46,238	$165,512	$345,667	$135,759
Less: noncontrolling interest in subsidiaries	4,610	4,833	13,956	14,052

Net Income Available for Common Stockholder	$41,628	$160,679	$331,711	$121,707

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(In thousands)
Net income	$46,238	$165,512	$345,667	$135,759
Other comprehensive income:
Cash flow hedges:
Net unrealized gain on derivative instruments, net of tax expense for the quarter of $3,643 in 2012 and $2,164 in 2011 and net of tax expense for the year-to-date period of $11,807 in 2012 and $10,755 in 2011	6,766	4,018	21,930	19,976
Reclassification adjustment for realized (gain) loss included in net income, net of tax (expense) benefit for the quarter of ($156) in 2012 and $203 in 2011 and net of tax (expense) benefit for the year-to-date period of ($405) in 2012 and $1,097 in 2011	(289)	378	(753)	2,036
Pension and postretirement medical benefit plans:
Net (loss) gain and net prior service cost included in net income, net of tax benefit for the quarter of $0 in 2012 and $0 in 2011 and net of tax (benefit) expense for the year to-date -period of ($12) in 2012 and $143 in 2011	—	—	(22)	267
Reclassification adjustment for amortization included in net income, net of tax benefit for the quarter of $1,678 in 2012 and $1,348 in 2011 and net of tax benefit for the year-to-date period of $5,033 in 2012 and $4,042 in 2011	3,116	2,501	9,346	7,506
Available-for-sale securities:
Unrealized holding gain arising during the period, net of tax expense for the quarter of $12,195 in 2012 and $42,449 in 2011 and net of tax expense for the year-to-date period of $10,269 in 2012 and $51,696 in 2011	22,327	75,746	20,978	94,194
Reclassification adjustment for realized gain included in net income, net of tax expense for the quarter of $237 in 2012 and $7,083 in 2011 and net of tax expense for the year-to-date period of $10,405 in 2012 and $8,203 in 2011	(2,837)	(14,071)	(25,087)	(18,515)

Other comprehensive income	$29,083	$68,572	$26,392	$105,464

Comprehensive income	$75,321	$234,084	$372,059	$241,223
Comprehensive income related to noncontrolling interest in subsidiaries	4,610	4,833	13,956	14,052

Comprehensive income available for common stockholder	$70,711	$229,251	$358,103	$227,171

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

(Unaudited)

				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Noncontrolling	Stockholder’s
	Stock	Surplus	Earnings	Loss	Interests	Equity
	(In thousands)
Balance at December 31, 2011	$510,185	$11,518,771	$1,964,006	$(98,305)	$260,720	$14,155,377
Stock option exercise	—	1,254	—	—	—	1,254
Tax benefit from stock option exercise	—	3,662	—	—	—	3,662
Net income	—	—	331,711	—	13,956	345,667
Dividends - preferred stock of subsidiary	—	—	—	—	(14,068)	(14,068)
Redemption - preferred stock of subsidiary	—	—	—	—	(10,608)	(10,608)
Other comprehensive income	—	—	—	26,392	—	26,392

Balance at September 30, 2012	$510,185	$11,523,687	$2,295,717	$(71,913)	$250,000	$14,507,676

Balance at December 31, 2010	$202,560	$3,364,727	$1,621,915	$(136,359)	$250,000	$5,302,843
Stock option exercise	—	722	—	—	—	722
Tax benefit from stock option exercise	—	6,612	—	—	—	6,612
Net income	—	—	121,707	—	14,052	135,759
Dividends - preferred stock of subsidiary	—	—	—	—	(14,052)	(14,052)
Other comprehensive income	—	—	—	105,464	—	105,464
Issuance of common stock and contribution to capital surplus	307,625	8,147,965	—	—	—	8,455,590
Change in noncontrolling interest ownership	—	—	—	—	20,288	20,288

Balance at September 30, 2011	$510,185	$11,520,026	$1,743,622	$(30,895)	$270,288	$14,013,226

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30
	2012	2011
	(In thousands)
Net cash (used in) provided by operating activities	$(184,356)	$1,019,014

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$1,377,178	$1,965,584
Proceeds from maturities of securities available -for-sale	6,686,799	4,278,972
Purchases of securities available-for-sale	(11,174,581)	(6,152,451)
Net decrease in loans	1,907,258	2,141,746
Net proceeds from FDIC loss share agreement	35,832	50,251
Purchases of premises and equipment, net	(131,876)	(140,725)
Net proceeds from sales of OREO	172,475	75,814
Acquisition, net of cash acquired	14,058	2,617,651

Net cash (used in) provided by investing activities	$(1,112,857)	$4,836,842

Cash flows from Financing Activities:
Net (decrease) increase in deposits	$(4,556,197)	$240,562
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(228,048)	(293,738)
Net increase (decrease) in other short-term borrowings	72,141	(1,149,534)
Repayment of short-term senior notes	(80,416)	(102,513)
Repayment of long-term senior notes	(1,100,000)	(4,113,079)
Repayment of long-term subordinated notes	(426,467)	(275,084)
Net proceeds from stock options exercise	1,254	722
Excess tax expense from stock options exercise	(439)	(253)
Capital contributions from parent	—	2,600,000
Cash distributions on preferred stock	(24,863)	(13,986)

Net cash used in financing activities	$(6,343,035)	$(3,106,903)

Net (decrease) increase in cash and cash equivalents	$(7,640,248)	$2,748,953
Cash and cash equivalents at January 1	21,827,058	17,007,993

Cash and cash equivalents at September 30	$14,186,810	$19,756,946

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$245,788	$180,938
Income taxes	$72	$(10,145)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO HARRIS BANK N.A. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Immediately upon acquisition, M&I merged with and into BFC, and M&I Marshall and Ilsley Bank and M&I Bank N.A merged with and into BHB. The Bank assumed approximately $46.8 billion in assets, including approximately $30.4 billion in loans, and $35.5 billion in deposits from M&I. BHB recorded goodwill of $2,041.2 million which is not deductible for tax purposes. As part of the acquisition, BHB recorded a core deposit intangible asset of $483.9 million to be amortized on an accelerated basis over a period of 10 years, a customer relationship intangible asset of $134.8 million to be amortized on an accelerated basis over a period of 15 years, and a credit card portfolio intangible asset of $24.6 million to be amortized over a period of 15 years. The results of operations for M&I Marshall and Ilsley Bank and M&I Bank N.A. have been included in BHB’s consolidated financial statements since July 5, 2011. This acquisition substantially increased BHB’s assets, geographic presence, scope of operations and customer base.

On September 1, 2012, Marshall & Ilsley Trust Company National Association (“M&I Trust”), a former subsidiary of BFC, merged with and into BHB, and North Star Trust Company, previously a wholly-owned subsidiary of M&I Trust, became a wholly-owned subsidiary of BHB. The merger was between entities under common control. As a result, the consolidated financial statements and related notes have been recast to reflect the combined historical financial results at historical carrying values for all periods presented beginning July 5, 2011, which is the date BHB and M&I Trust became entities under common control.

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

The initial public offering (IPO) occurred on March 25, 2008 followed by a mandatory partial redemption of BHB’s restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. Visa funded the litigation escrow account with IPO proceeds.

BHB’s recorded litigation reserve was adjusted as the escrow account was funded. In December 2011 and March 2011, BHB recorded decreases to noninterest expense of $8.9 million and $2.2 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted Visa stock to fund the escrow account available to settle certain litigation matters. As of September 30, 2011, the recorded reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was $5.1 million, including $3.8 million assumed as part of BMO’s acquisition of M&I. As of both September 30, 2012 and December 31, 2011, the reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was zero.

On July 15, 2012, Visa, other direct parties and the plaintiffs reached a tentative settlement under which litigants will receive a cash settlement previously accrued for, as well as an eight month interchange fee concession of 10 basis points. The Bank recognized an expense of $4.9 million related to the short-term reduction in interchange fees. The final settlement of the Visa litigation remains uncertain.

3.	Other-than-temporary Impairment

No other-than-temporary impairment was recorded during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Bank recorded other-than-temporary impairment of $0.5 million on auction rate securities and $0.6 million on CRA investments. The entire amount of the impairment was related to credit deterioration. Losses related to declines in the estimated fair value of the investments are recorded in the Consolidated Statements of Operations to other-than-temporary impairment of securities.

4.	Contingent Liabilities and Litigation

The Bank and certain of its subsidiaries are party to legal proceedings, including regulatory investigations, in the ordinary course of their businesses. Reserves are established for legal claims when management determines that it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. No material reserves have been recorded related to legal proceedings or regulatory investigations as of September 30, 2012 or 2011. While there is inherent difficulty in predicting the outcome of these proceedings, management believes that current legal reserves are adequate and does not expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Bank’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may differ from management’s current assessment.

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

The FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” in October 2012. This update addresses diversity in practice in accounting for indemnification assets recognized as a result of a government-assisted acquisition of a financial institution when a change in the cash flows expected to be collected on the indemnification asset occurs. In this instance, an entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification, and any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendment will be effective for the Bank as of January 1, 2013 and is applied both prospectively to new indemnification assets and to indemnification assets existing as of the date of adoption. The Bank does not expect the adoption of this ASU to have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Liquidity Risk Management” and “Market Risk Management” under Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 12.

The following table stratifies the Company’s securities available-for-sale by maturity date (dollars in thousands):

	October 1, 2012 to	Year Ending December 31,						Fair Value at
	Dec. 31, 2012	2013	2014	2015	2016	Thereafter	Total	September 30, 2012
Residential mortgage-backed
Amortized cost	$—	$1,574	$—	$—	$—	$251,845	$253,419	$264,811
Average Yield	—	4.00%	—	—	—	3.70%	3.70%

U.S. Treasury Bills
Amortized cost	$299,994	$—	$—	$—	$—	$—	$299,994	$299,991
Average Yield	0.045%	—	—	—	—	—	0.045%

At September 30, 2012, the Company’s investments held in mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each such security is purchased, the rate and timing of principal payments (including prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s mortgage-backed securities. These investments are guaranteed by the Federal National Mortgage Association, (“FNMA”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”) and none of the underlying loan collateral are sub-prime mortgages.

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Harris Preferred Capital Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s disclosure controls and procedures as of September 30, 2012. Based on this evaluation, management has concluded that the disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended is (i) recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2012.

/s/ PAMELA. C. PIAROWSKI
Pamela. C. Piarowski
Chairman of the Board and President and CEO
(Principal Executive Officer)

/s/ LISA D. HOFSTATTER
Lisa D. Hofstatter
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)