Form 10-K
period 2012-12-31
HARRIS PREFERRED CAPITAL CORP
filed 2013-03-15
CIK 1046788

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

Annual Report under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The number of shares of Common Stock, $1.00 par value, outstanding on March 15, 2013 was 1,180. No common equity is held by nonaffiliates.

Harris Preferred Capital Corporation

PART I

Forward-Looking Information

This Annual Report on Form 10-K (“Report”) of Harris Preferred Capital Corporation (the “Company”) includes certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding tax treatment as a real estate investment trust, the regulatory environment in which the Company operates and future regulatory requirements, liquidity, capital resources and investment activities. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “expect,” “intend” and other similar expressions, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. It is important to note that the Company’s actual results could differ materially from those described herein as anticipated, believed, estimated or expected. Among the factors that could cause the results to differ materially are the risks discussed in “Risk Factors” below (Item 1A of this Report). The Company assumes no obligation to update any such forward-looking statements.

ITEM 1.	BUSINESS

General

Harris Preferred Capital Corporation is a Maryland corporation incorporated on September 24, 1997 pursuant to the Maryland General Corporation Law. The Company’s principal business objective is to acquire, hold, finance and manage qualifying real estate investment trust (“REIT”) assets (the “Mortgage Assets”), consisting of mortgage-backed securities, notes issued by BMO Harris Bank N.A,. formerly Harris N.A. (the “Bank”) secured by Securing Mortgage Loans (defined below) and other obligations secured by real property, as well as certain other qualifying REIT assets. The Company’s assets are held in a Maryland real estate investment trust subsidiary, Harris Preferred Capital Trust. The Company has elected to be treated as a REIT under the Internal Revenue Code of 1986 (the “Code”), and will generally not be subject to federal income tax if it distributes 90% of its adjusted REIT ordinary taxable income and meets all of the qualifications necessary to be a REIT. All of the shares of the Company’s common stock, par value $1.00 per share (the “Common Stock”), are owned by Harris Capital Holdings, Inc. (“HCH”), a wholly owned subsidiary of the Bank. The Company was formed by the Bank to provide investors with the opportunity to invest in residential mortgages and other real estate assets and to provide the Bank with a cost-effective means of raising capital for federal regulatory purposes. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single owner. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the Common Stock is held by HCH, a wholly owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The Illinois statutory tax rate for 2010 was 7.3% and for 2011 and 2012 the Illinois statutory tax rate was 9.5% and the tax rate for 2013 is expected to remain at 9.5%. Management believes that the state tax expense to be incurred by the Company has not had, and in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the Preferred Shares (as defined below). This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock.

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

The Company may from time to time acquire fixed-rate or variable-rate mortgage-backed securities representing interests in pools of mortgage loans. The Bank may have originated a portion of any such mortgage-backed securities by exchanging pools of mortgage loans for the mortgage-backed securities. The mortgage loans underlying the mortgage-backed securities will be secured by single-family residential properties located throughout the United States. The Company intends to acquire only investment grade mortgage-backed securities issued by agencies of the federal government or government sponsored agencies, such as the Federal Home Loan Mortgage Corporation (“FHLMC”), the Federal National Mortgage Association (“Fannie Mae”) and the Government National Mortgage Association (“GNMA”). The Company does not intend to acquire any interest-only, principal-only or similar mortgage-backed securities. All mortgage-backed securities at December 31, 2012 and 2011 were government secured securities.

The Bank may from time to time acquire or originate both conforming and nonconforming residential mortgage loans. Conventional conforming residential mortgage loans comply with the requirements for inclusion in a loan guarantee program sponsored by either FHLMC or Fannie Mae. Nonconforming residential mortgage loans are residential mortgage loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The nonconforming residential mortgage loans that the Company purchases will be nonconforming because they have original principal balances which exceed the limits for FHLMC or Fannie Mae under their standard programs. The Company believes that all residential mortgage loans will meet the requirements for sale to national private mortgage conduit programs or other investors in the secondary mortgage market. As of December 31, 2012 and 2011 and for each of the years then ended, the Company did not directly hold any residential mortgage loans.

The Company may from time to time acquire commercial mortgage loans secured by industrial and warehouse properties, recreational facilities, office buildings, retail space and shopping malls, hotels and motels, hospitals, nursing homes or senior living centers. The Company’s current policy is not to acquire any interest in a commercial mortgage loan if commercial mortgage loans would constitute more than 5% of the Company’s Mortgage Assets at the time of its acquisition. Unlike residential mortgage loans, commercial mortgage loans generally lack standardized terms. Commercial real estate properties themselves tend to be unique and are more difficult to value than residential real estate properties. Commercial mortgage loans may also not be fully amortizing, meaning that they may have a significant principal balance or “balloon” payment due on maturity. Moreover, commercial properties, particularly industrial and warehouse properties, are generally subject to relatively greater environmental risks than non-commercial properties, generally giving rise to increased costs of compliance with environmental laws and regulations. There is no requirement regarding the percentage of any commercial real estate property that must be leased at the time the Bank acquires a commercial mortgage loan secured by such commercial real estate property, and there is no requirement that commercial mortgage loans have third party guarantees. The credit quality of a commercial mortgage loan may depend on, among other factors, the existence and structure of underlying leases, the physical condition of the property (including whether any maintenance has been deferred), the creditworthiness of tenants, the historical and anticipated level of vacancies and rents on the property and on other comparable properties located in the same region, potential or existing environmental risks, the availability of credit to refinance the commercial mortgage loan at or prior to maturity and the local and regional economic climate in general. Foreclosures of defaulted commercial mortgage loans are generally subject to a number of complicated factors, including environmental considerations, which are generally not present in foreclosures of residential mortgage loans. As of December 31, 2012 and 2011 and for the years then ended, the Company did not hold any commercial mortgage loans.

The Company may invest in assets eligible to be held by REITs other than those described above. In addition to commercial mortgage loans and mortgage loans secured by multi-family properties, such assets could include cash, cash equivalents and securities, including shares or interests in other REITs and partnership interests. At December 31, 2012, the Company held $13 million of short-term money market assets and $375 million of U.S. Treasury securities. At December 31, 2011, the Company held $22 million of short-term money market assets and $100 million of U.S. Treasury Securities.

The Company may continue to acquire Mortgage Assets from the Bank and/or affiliates of the Bank on terms that are comparable to those that could be obtained by the Company if such Mortgage Assets were purchased from unrelated third parties. The Company may also from time to time acquire Mortgage Assets from unrelated third parties.

The Company may, invest in other assets eligible to be held by a REIT. The Company’s current policy and the Servicing Agreement (defined below) prohibit the acquisition of any Mortgage Asset constituting an interest in a mortgage loan (other than an interest resulting from the acquisition of mortgage-backed securities), which mortgage loan (i) is delinquent (more than 30 days past due) in the payment of principal or interest at the time of proposed acquisition; (ii) is or was at any time during the preceding 12 months (a) on nonaccrual status or (b) renegotiated due to financial deterioration of the borrower; or (iii) has been, more than once during the preceding 12 months, more than 30 days past due in payment of principal or interest. Loans that are on “nonaccrual status” are generally loans that are past due 90 days or more in principal or interest. The Company maintains a policy of disposing of any mortgage loan which (i) falls into nonaccrual status, (ii) has to be renegotiated due to the financial deterioration of the borrower, or (iii) is more than 30 days past due in the payment of principal or interest more than once in any 12 month period. The Company may choose, at any time subsequent to its acquisition of any Mortgage Assets, to require the Bank (as part of the Servicing Agreement) to dispose of the mortgage loans for any of these reasons or for any other reason.

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

The Advisory Agreements in effect in 2012 and 2011 entitled the Bank to receive advisory fees of $167 thousand and $144 thousand, respectively. It is expected that the annual 2013 advisory fees will be approximately $170 thousand.

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

Employees

As of December 31, 2012, the Company had no paid employees. All officers of the Company were employed by the Bank.

Environmental Matters

In the event that the Company is forced to foreclose on a defaulted Securing Mortgage Loan to recover its investment in such loan, the Company may be subject to environmental liabilities in connection with the underlying real property, which could exceed the value of the real property. Although the Company intends to exercise due diligence to discover potential environmental liabilities prior to the acquisition of any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or sources thereof (as defined by state and federal laws and regulations) may be discovered on properties during the Company’s ownership or after a sale thereof to a third party. If such hazardous substances are discovered on a property which the Company has acquired through foreclosure or otherwise, the Company may be required to remove those substances and clean up the property. There can be no assurance that in such a case the Company would not incur full recourse liability for the entire costs of any removal and clean-up, that the cost of such removal and clean-up would not exceed the value of the property or that the Company could recoup any of such costs from any third party. The Company may also be liable to tenants and other users of neighboring properties. In addition, the Company may find it difficult or impossible to sell the property prior to or following any such clean-up. The Company has not foreclosed on any Securing Mortgage Loans during 2012 and 2011 and currently holds no foreclosed assets in its portfolio.

Qualification as a REIT

The Company elected to be taxed as a REIT commencing with its taxable year ended December 31, 1998 and intends to comply with the provisions of the Code with respect thereto. The Company will not be subject to Federal income tax to the extent it distributes 90% of its adjusted REIT ordinary taxable income to stockholders and as long as certain assets, income and stock ownership tests are met. For 2012 as well as 2011, the Company met all Code requirements for a REIT, including the asset, income, stock ownership and distribution tests. Beginning January 1, 2009, the state of Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single owner. Management believes that the Company would be classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding

Common Stock is held by HCH, a wholly owned subsidiary of the Bank, (2) the Company’s Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense incurred by the Company has not had, and in future years should not have, a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The Illinois statutory tax rate for 2012 and 2011 was 9.5%, 7.3% for 2010 and it is expected to be 9.5% for 2013.

The following tables sets forth selected dividend information:

	Year Ended December 31, 2012
	Dividends per share	# of Shares	Declared Date	Record Date	Paid Date	Amount in Thousands
Preferred Dividends	$.46094	10,000,000	3/1/2012	3/15/2012	3/30/2012	$4,609
	.46094	10,000,000	6/5/2012	6/15/2012	6/30/2012	4,609
	.46094	10,000,000	9/5/2012	9/15/2012	10/1/2012	4,610
	.46094	10,000,000	12/5/2012	12/17/2012	12/31/2012	4,610

						$18,438

Common Stock Dividends	$150	1,180	9/5/2012	8/31/2012	9/14/2012	$177

	Year Ended December 31, 2011
	Dividends per share	# of Shares	Declared Date	Record Date	Paid Date	Amount in Thousands
Preferred Dividends	$.46094	10,000,000	3/2/2011	3/15/2011	3/30/2011	$4,609
	.46094	10,000,000	5/25/2011	6/15/2011	6/30/2011	4,609
	.46094	10,000,000	8/31/2011	9/15/2011	9/30/2011	4,610
	.46094	10,000,000	11/30/2011	12/15/2011	12/30/2011	4,610

						$18,438

Common Stock Dividends	$294	1,180	5/25/2011	6/1/2011	8/31/2011	$347
	424	1,180	11/30/2011	12/15/2011	12/16/2011	500

						$847

ITEM 1A.	RISK FACTORS

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

Dividends, redemptions and other operations of the Company restricted by regulation

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

Payment of dividends on the Preferred Shares could also be subject to regulatory limitations if the Bank became less than “adequately capitalized” for purposes of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Less than “adequately capitalized” is currently defined as having (i) a total risk-based capital ratio of less than 8.0%, (ii) a Tier 1 risk-based capital ratio of less than 4.0%, or (iii) a Tier 1 leverage ratio of less than 4.0% (or 3.0% under certain circumstances not currently applicable to the Bank). At December 31, 2012, the Bank’s Total risk-based capital ratio was 16.79%, Tier 1 risk-based capital ratio was 14.94% and the Tier 1 leverage ratio was 11.06%. Consequently, the Bank was categorized as “well-capitalized” by its regulator at December 31, 2012.

In addition, the National Bank Act requires all national banks, including the Bank, to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank (except for dividends paid by such subsidiary to the national bank)) in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, the Company, as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval, and the Bank had to receive prior approval from the OCC before the Company declared dividends on the Preferred Shares. Prior approval from the OCC was received for dividend declarations in March 2011, May 2011 and August 2011. Because the Bank’s third quarter 2011 earnings were sufficient to eliminate the need for OCC approval of dividends on the Preferred Shares that were declared by the Company’s Board of Directors in the fourth quarter ending December 31, 2011, the Company was not required to obtain approval from the OCC for such a declaration. Further, the Company was not required to obtain approval from the OCC for dividends on the Preferred Shares declared by the Company’s Board of Directors in March 2012, June 2012, September 2012 or December 2012, nor will such approval be required for dividends on the Preferred Shares that the Company’s Board of Directors may declare in the first quarter of 2013. The need to request similar approvals from the OCC for subsequent quarters will be determined by the Bank’s earnings for those future periods. There is no assurance that the Bank and the Company will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. At this time the Company has no reason to expect that such approvals, if required, will not be received.

On July 5, 2011 Bank of Montreal (“BMO”) completed the acquisition of Milwaukee based Marshall & Ilsley Corporation (“M&I”). M&I merged with and into BMO Financial Corporation (“BFC”) and M&I Marshall and Ilsley Bank and M&I bank N.A. merged with and into the Bank. The acquisition was subject to an OCC Commitment Letter requiring the Bank to develop and submit a comprehensive capital plan to the OCC. BFC’s and the Bank’s 2013 Capital Plan was submitted to the Federal Reserve Board and the Office of the Comptroller of the Currency on January 7th, 2013. This was the second annual Capital Plan submitted.

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

Notwithstanding that the Company currently intends to operate in a manner designed to enable it to qualify as a REIT, future economic, market, legal, tax or other considerations may cause the Company to determine that it is in the best interest of the Company and the holders of its Common Stock and Preferred Shares to no longer comply with the provisions of the Code with respect to a REIT and be subject to federal income tax including any applicable alternative minimum tax on its taxable income at regular corporate rates. As long as any Preferred Shares are outstanding, any such determination by the Company may not be made without the approval of a majority of the Independent Directors.

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

Illinois Tax Law Change

Beginning January 1, 2009, Illinois required a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single owner. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock is held by HCH, a wholly owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. The Illinois statutory rate for 2010 was 7.3% and for 2011 and 2012 the Illinois statutory rate was 9.5%. For 2013 it will remain at 9.5%. Management believes that the Illinois state tax expense to be incurred by the Company has not and in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the Preferred Shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock.

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

Possible adverse effects of economic conditions

Economic conditions beyond the Bank’s control may have a significant impact on the Bank’s operations, including changes in net interest income. Examples of such conditions include: (i) the strength of credit demand by customers; (ii) the introduction and growth of new investment instruments and transaction accounts by nonbank financial competitors; (iii) changes in the general level of interest rates, including changes resulting from the monetary activities of the Board of Governors of the Federal Reserve System; (iv) adverse changes in the economic net worth of loan customers; (v) decline in the general level of employment; and (vi) increased levels of Federal government support and equity infusions intended for banks and other commercial enterprises. Economic growth in the Bank’s market areas is dependent upon the local economy. Continued adverse changes in the economy of the Chicago and Milwaukee metropolitan areas and other market areas would likely reduce the Bank’s growth rate and could otherwise have a negative effect on its business, including the demand for new loans, the ability of customers to repay loans and the value of the collateral pledged as security. Additionally, current conditions in credit and funding markets serving both corporate and consumer segments have remained weak, thereby causing a material contraction in the availability of credit as a result of more stringent underwriting standards. The Bank’s housing sector loan portfolio and related losses have primarily been concentrated in its commercial residential developer portfolio, in higher loan-to-value and broker sourced home equity loans as well as in its residential mortgage loan portfolio. The Bank has no significant exposures to sub-prime or ALT-A mortgages. The reduction in credit availability has contributed to reduced demand for new and existing homes, exacerbating an environment characterized by declining home prices and rising rates of foreclosure. A similar credit dynamic has adversely impacted the cost and availability of credit to corporate borrowers, notably in the highly leveraged lower rated credits. The ultimate severity and duration of these developments remain subject to considerable uncertainty and the attendant adverse feedback effects could deepen and exacerbate exposures to the general economic risk factors to which the Bank is exposed.

Acquisition of Marshall and lIsley Corporation

On July 5, 2011, BMO completed the acquisition of Milwaukee-based Marshall & Ilsley Corporation (“M&I”). Immediately upon acquisition, M&I merged with and into BFC. The results of operations for M&I have been included in BFC’s consolidated financial statements since July 5, 2011. Similarly the primary banking subsidiaries of BFC and M&I were combined on that date under the Bank. This acquisition substantially increased the Bank’s assets, geographic presence, scope of operations and customer base. The Bank continues to incur substantial integration costs in order to fully consolidate M&I legacy operations, activities, personnel, etc. There can be no assurance that the Bank will continue to be profitable or that returns on equity and assets will be maintained at a level comparable to what the resulting Bank would otherwise earn excluding M&I operations.

Decrease in interest rates may adversely affect operating results

The Bank’s operating results depend to a large extent on its net interest income, which is the difference between the interest the Bank receives from its loans, securities and other assets and the interest the Bank pays on its deposits and other liabilities. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply, international disorders and other factors beyond the control of the Bank may affect interest rates. The current prolonged low interest rate environment has had a negative impact on results and a continuation of such environment would likely continue to pressure earnings. The Bank’s liabilities generally have shorter terms and are more interest-sensitive than its loans. There can be no assurance that the Bank will be able to adjust its asset and liability positions sufficiently to offset any negative effect of changing market interest rates.

Competition

The Bank faces strong direct competition for deposits, loans and other financial services from other commercial banks, thrifts, credit unions, stockbrokers and finance divisions of auto and farm equipment companies. Some of the competitors are local, while others are statewide or nationwide. Several major multibank holding companies currently operate in the Chicago and Milwaukee metropolitan areas. Some of these financial institutions are larger than the Bank and have greater access to capital and other resources. Some of the financial institutions and financial services organizations with which the Bank competes are not subject to the same degree of regulation as that imposed on bank holding companies, and federally insured, state-chartered banks and national banks. As a result, such nonbank competitors have advantages over the Bank in providing certain services. The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Bank’s future success will depend in part on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Bank’s operations. Some of the Bank’s competitors have greater resources to invest in technological improvements. There can be no assurance that the Bank will be able to effectively implement such products and services or be successful in marketing such products and services to its customers.

Government regulation

The Bank is subject to extensive federal and state legislation, regulation and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Some of the legislative and regulatory changes may benefit the Bank; others, however, may increase its costs of doing business and assist competitors of the Bank. In recent years, global regulators have proposed reforms that are intended to strengthen the banking sector regulatory capital and liquidity frameworks and strengthen the resilience of individual banking institutions in periods of stress, which are collectively referred to as Basel III. Based on regulatory guidance provided to date, the key building blocks of Basel III from a regulatory capital perspective include:

•	raising the quality of capital that banks are required to hold to ensure banks are better able to absorb losses on both a going-concern and liquidation basis;

•	increasing risk capital requirements, particularly for market risk, securitizations and counterparty credit risk;

•	introducing new regulatory capital ratios—primarily the Common Equity Ratio—to complement the existing Tier 1 Capital Ratio and Total Capital Ratio along with the Leverage Ratio; and

•	increasing minimum capital requirements.

The Basel III capital rules are expected to be implemented in a phased approach. The final requirements and transition period applicable to BMO Financial Corp. and the Bank have not yet been established by US Regulators. The final requirements may increase the amount of capital that BFC and the Bank are required to hold, and may have a negative impact on their results of operations.

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

None as of December 31, 2012.

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

HCH presently owns all 1,180 shares of the Common Stock of the Company, which are not listed or traded on any securities exchange. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company sold 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash, the proceeds of which was used to purchase Mortgage Assets. On September 14, 2012 the Company paid a cash dividend of $177 thousand on the outstanding common shares to the common stockholder of record on August 31, 2012 and the Company elected under Internal Revenue Code Section 858(a) to treat this dividend as paid in 2011. On August 31, 2011, the Company paid a cash dividend of $347 thousand (declared on May 25 2011), on the outstanding common shares to HCH, as the stockholder of record, on June 1, 2011. On December 16, 2011, the Company paid a cash dividend of $500 thousand (declared on November 30, 2011), on the outstanding common shares to HCH, the stockholder of record, on December 15, 2011.

The Preferred Shares are traded on the New York Stock Exchange under the symbol “HBC Pr A”. During each calendar year 2012 and 2011, the Company declared and paid $18.4 million in preferred dividends to preferred stockholders. Although the Company declared cash dividends on the Preferred Shares for 2012 and 2011, no assurances can be made as to the declaration of, or if declared, the amount of, future distributions since such distributions are subject to the Company’s financial condition and capital needs; the impact of legislation and regulations as then in effect or as may be proposed; economic conditions; and such other factors as the Board of Directors may deem relevant. Notwithstanding the foregoing, to remain qualified as a REIT, the Company must distribute annually at least 90% of its ordinary taxable income to preferred and /or common stockholders.

The Bank prepares notices relating to the Company’s dividend declaration on the Preferred Shares on the Bank’s website (www.harrisbank.com) under “Corporate Information/News Releases”. The information on the Bank’s website does not constitute a part of this Report.

The Company did not repurchase or redeem any Common Stock or Preferred Shares during 2012 or 2011. The Company did not authorize for issuance any securities of the Company under any equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report.

	For the Years Ended December 31
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statement of Income Data:
Interest income	$9,998	$17,323	$20,466	$22,635	$21,296
Non-interest income	11,151	4,328	326	—	—

Total income	$21,149	$21,651	$20,792	$22,635	$21,296
Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	6	9	11	12	15
Advisory fees paid to BMO Harris Bank N.A.	167	144	167	196	208
General and administrative	459	377	351	399	374

Total operating expenses	$632	$530	$529	$607	$597
Applicable state income taxes	1,946	2,006	1,479	1,608	—

Net income	$18,571	$19,115	$18,784	$20,420	$20,699
Preferred stock dividends	18,438	18,438	18,438	18,438	18,438

Net income available to common stockholder	$133	$677	$346	$1,982	$2,261

Basic and diluted earnings per common share	$113	$574	$293	$1,680	$2,261

Distributions per preferred share	$1.8438	$1.8438	$1.8438	$1.8438	$1.8438

Balance Sheet Data:
Total assets	$576,004	$588,379	$586,086	$583,574	$501,130

Total liabilities	$605	$1,755	$1,258	$1,084	$886

Total stockholders’ equity	$573,399	$586,624	$584,828	$582,490	$500,244

Cash Flows Data:
Net cash provided by operating activities	$7,352	$15,478	$18,736	$20,618	$20,326

Net cash provided by (used in) investing activities	$5,258	$2,730	$811	$(63,682)	$(6,424)

Net cash (used in) proivided by financing activities	$(18,615)	$(19,285)	$(18,438)	$59,301	$(24,088)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing later in this Report.

Summary

Year Ended December 31, 2012 Compared to December 31, 2011

The Company’s net income for 2012 was $18.6 million. This represented a 2.8% decrease from 2011 net income of $19.1 million primarily due to decreased interest income on the available-for-sale mortgage-backed security portfolio, partially offset by an increase in non-interest income due to gains on sales of securities.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2012 was $210 thousand on an average balance of $167 million with an average yield of .08% compared to interest income of $44 thousand on an average balance of $74 million with an average yield of .06% for 2011. Interest income on the Notes for 2012 totaled $138 thousand and yielded 6.7% on $2.1 million of average principal outstanding compared to $186 thousand of interest income yielding 6.2% on $3.0 million of average principal outstanding for 2011. The decrease in interest income from the Notes was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. The outstanding balance of the Securing Mortgage Loans was $2.4 million for 2012 and $3 million for 2011. Interest income on securities available-for-sale for 2012 was $9.7 million, resulting in a yield of 2.4% on an average balance of $402.3 million compared to interest income of $17.1 million, with a yield of 3.5% on an average balance of $487 million for 2011.

In 2012, gains on sales of investment securities were $11.1 million on sales of $190.5 million. In 2011, gains on sales of investment securities were $4.3 million on sales of $57.8 million.

Operating expenses for the year ended December 31, 2012 totaled $632 thousand compared to $530 thousand in 2011. Loan servicing expenses for 2012 totaled $6 thousand, a decrease of $3 thousand from 2011. The decrease was attributable to the reduction on the principal balance of the Notes. Advisory fees for the year ended December 31, 2012 were $167 thousand compared to $144 thousand a 16% increase from 2011, primarily due to certain charges being increased due to an increase in internal costs of the Bank related to expenses of administering the Company’s activities. General and administrative expenses totaled $459 thousand for 2012 and $377 thousand for 2011, a 21.8% increase primarily due to XBRL filing costs.

There were no Company borrowings during 2012 or 2011.

Year Ended December 31, 2011 Compared to December 31, 2010

The Company’s net income for 2011 was $19.1 million. This represented a 1.8% increase from 2010 net income of $18.8 million primarily due to gain on sale of securities sold.

Interest income on securities purchased under agreement to resell for the year ended December 31, 2011 was $44 thousand on an average balance of $74 million with an average yield of .06% compared to interest income of $85 thousand on an average balance of $64 million with an average yield of .13% for 2010. Interest income on the Notes for 2011 totaled $186 thousand and yielded 6.2% on $3.0 million of average principal outstanding compared to $222 thousand of interest income yielding 6.4% on $3.5 million of average principal outstanding for 2010. The decrease in interest income from the Notes was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. The average outstanding balance of the Securing Mortgage Loans was $3 million for 2011 and $4 million for 2010. Interest income on securities available-for-sale for 2011 was $17.1 million, resulting in a yield of 3.5% on an average balance of $487 million compared to interest income of $20.2 million, with a yield of 4.0% on an average balance of $500 million for 2010.

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

Quarter Ended December 31, 2012 Compared to Quarter Ended December 31, 2011

The Company’s net income for the fourth quarter of 2012 was $4.1 million and for the fourth quarter of 2011 was $3.4 million.

Interest income on securities available-for-sale for the current quarter was $1.3 million resulting in a yield of 1.5% on an average balance of $355.9 million, compared to interest income of $3.9 million with a yield of 3.2% on an average balance of $481 million for the same period a year ago. The decrease in these assets largely reflected the challenge of generating suitable returns on new investments because of lower market interest rates and the sale of approximately $57.3 million in the available-for-sale security portfolio. Interest income on the Notes for the fourth quarter 2012 totaled $30 thousand and yielded 6.4% on $1.9 million of average principal outstanding compared to $38 thousand and yielded 6.1% on $3.0 million of average principal outstanding for the same period a year ago. The decrease in interest income from the Notes was attributable to a reduction in the Notes balance because of customer payoffs in the Securing Mortgage Loans. Interest income on securities purchased under agreement to resell for the current quarter was $77 thousand on an average balance of $205 million resulting in an average yield of 0.15% compared to interest income of $7 thousand on an average balance of $80 million with an average yield of 0.03% for the same period in the year-ago quarter.

There were no Company borrowings during the fourth quarter of 2012 or 2011.

Fourth quarter 2012 operating expenses totaled $162 thousand, for the fourth quarter of 2012 and 2011. Advisory fees for the fourth quarter of 2012 were $43 thousand compared to $38 thousand in the prior year’s fourth quarter due to an increase in internal cost of the Bank related to expenses of administering the Company’s activities. Loan servicing fees for the fourth quarter of 2012 was $1 thousand and $2 thousand for the fourth quarter of 2011. General and administrative expenses totaled $119 thousand and $122 thousand for the fourth quarter of 2012 and 2011, respectively.

Allowance for Loan Losses

The Company does not currently maintain an allowance for loan losses due to the over-collateralization of the Securing Mortgage Loans and the prior and expected credit performance of the collateral pool. In addition, the Company can, under certain conditions, require the Bank to dispose of nonperforming Mortgage Loans.

Concentrations of Credit Risk

The Mortgage Assets portfolio securities currently held by the Company are all various issues of federal agency guaranteed conventional pass-through securities. The credit guarantees extended by Fannie Mae and FHLMC are characterized as full modification guarantees whereby the timely payment of both interest and principal is assured by the respective sponsoring federal agency.

A majority of the collateral underlying the Securing Mortgage Loans are located in Illinois. The financial viability of customers in this state is, in part, dependent on the state’s economy. The collateral may be subject to a greater risk of default than other comparable loans in the event of adverse economic, political or business developments or natural hazards that may affect such region and the ability of property owners in such region to make payments of principal and interest on the underlying mortgages. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $1.7 million at December 31, 2012 and $2.1 million at December 31, 2011.

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

The Company’s principal liquidity needs are to maintain the current portfolio size through the acquisition of additional qualifying assets and to pay dividends to its stockholders after satisfying obligations to creditors. The acquisition of additional qualifying assets is funded with the proceeds obtained from repayment of principal balances by individual mortgages or maturities of securities held for sale on a reinvested basis. The payment of dividends on the Preferred Shares will be made from legally available funds, principally arising from operating and investing activities of the Company. The Company’s cash flows from operating activities principally consist of the collection of interest on short term qualifying investments, the Notes and mortgage-backed securities. The Company’s cash flows from investing activities principally consist of maturities, redemptions and sales of securities available-for-sale. The Company does not have and does not anticipate having any material capital expenditures.

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

As presented in the accompanying consolidated Statement of Cash Flows, the primary sources of funds in addition to the $7.4 million provided from operations during 2012 were $1.1 billion from the maturities and sales of securities available-for-sale. In 2011, the primary sources of funds other than $15.5 million provided from operations were $504.5 million from the maturities and sales of securities available-for-sale. The primary uses of funds for 2012 were $1.1 billion in purchases of securities available-for-sale, $18.4 million and $177 thousand in Preferred Share dividends and Common Stock dividends paid, respectively. In 2011, the primary uses of funds were $502.6 million in purchases of securities available-for-sale, $18.4 million in Preferred Share dividends and $847 thousand in Preferred Share dividends and Common Stock dividends paid, respectively.

Accounting Pronouncements

The Company adopted ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” in 2012. The amendments in this Update are the result of the work by the Financial Accounting Standards Board and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of this standard had no impact on the Company’s consolidated financial condition or results of operations as it is a disclosure standard only.

The FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, in June 2011. The standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Account Standards Update No. 2011-05”. This ASU indefinitely defers the requirement in ASU 2011-05 related to reclassification adjustments. The Company adopted the other requirements in ASU 2011-05 in 2012 without impact to its financial position or results of operations.

Tax Matters

For the year ended December 31, 2012, the Company believes that it is in full compliance with the REIT federal income tax rules, and expects to qualify as a REIT under the provisions of the Code. In 2012 the Company met all REIT requirements regarding the ownership of its stock and the annual distribution requirements. Beginning January 1, 2009, Illinois requires a “captive” REIT to increase its state taxable income by the amount of dividends paid. Under this law, a captive REIT includes a REIT of which 50% of the voting power or value of the beneficial interest or shares is owned by a single owner. Management believes that the Company is classified as a “captive” REIT under Illinois law, in light of the fact that (1) all of the outstanding Common Stock is held by HCH, a wholly-owned subsidiary of the Bank, (2) the Common Stock represents more than 50% of the voting power of the Company’s equity securities and (3) the Common Stock is not listed for trading on an exchange. Management believes that the state tax expense incurred by the Company in future years should not have a material adverse effect upon the Company’s ability to declare and pay future dividends on the preferred shares. This belief is based upon the ownership interest of the Company, whereby any tax expense incurred is expected to primarily reduce the net earnings available to the holder of the Company’s Common Stock. The Illinois statutory tax rate for 2010 was 7.3% for 2012 and 2011 the Illinois statutory tax rate was 9.5%. The tax rate for 2013 is expected to remain at 9.5%. For the fourth quarter and year ended December 31, 2012, $426 thousand and $1.9 million of Illinois income tax expense was recorded, respectively. For the fourth quarter and twelve months of 2011, $356 thousand and $2 million of Illinois income tax expense was recorded, respectively.

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends declared to the holders of the Preferred Shares for the years ended December 31, 2012 and 2011 were $18.4 million in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2012 were 66.72% ordinary and 33.28% return of capital for the dividend paid in the first quarter 2012, 100% capital gain for the second quarter dividend paid, 28.39% ordinary and 71.61% capital gain for the dividend paid in the third quarter and 18.15% ordinary, 70.30% capital gain and 11.55% return of capital for the dividend paid in the fourth quarter. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2011 were 33.37% ordinary and 66.63% capital gain for the dividend paid in the first quarter and 100% ordinary income for the dividends paid in the second and fourth quarters and 72.72% ordinary and 27.28% capital gain for the dividend paid in the third quarter of 2011.

Ratings Adjustment

On January 28, 2013, Moody’s completed a review of most of Canada’s banks and lowered BMO’s long-term debt ratings and that of the other Canadian banks that were under review by one notch. Moody’s also lowered the subordinated debt ratings of BMO and all of its Canadian peers. The credit ratings assigned to BMO’s senior debt credit ratings by the other three rating agencies were unchanged in the quarter and all four have a stable outlook. All four ratings are indicative of high-grade, high-quality issues. The ratings are as follows: DBRS (AA); Fitch (AA-); Moody’s (Aa3); and Standard & Poor’s (S&P) (A+).

Subsequent Events

In November 2011, the Federal Reserve published a final rule requiring bank holding companies with $50 billion or more of total consolidated assets, including the Bank’s parent company, BMO Financial Corporation (“BFC”) to submit annual capital plans to their respective Federal Reserve Bank. The capital plans must include, among other items, a description of all planned capital actions over a nine-quarter planning horizon, including any issuance of a debt or equity capital instrument, any capital distribution (i.e., payments of dividends or stock redemptions and repurchases) and any similar action that the Federal Reserve determines could impact the bank holding company’s consolidated capital. Bank holding companies subject to the capital planning requirements, including BFC, must submit their capital plans in January each year, and the Federal Reserve must object to them, in whole or in part, or provide written notice of non-objection by March 31 each year.

Stock repurchases and redemptions by the Company, including a redemption of the outstanding Preferred Shares, are subject to the oversight of the Federal Reserve under BFC’s capital plan requirements. Pursuant to the terms of the Preferred Shares, the Preferred Shares are redeemable by the Company at any time on or after March 30, 2003. BFC included in its 2013 capital plan submitted to the Federal Reserve the potential for the Company to redeem the outstanding Preferred Shares. On March 14, 2013, BFC received a non-objection letter from the Federal Reserve relating to its capital plan. Any redemption of the Preferred Shares in accordance with the BFC capital plan would be subject to additional approval from the OCC and the Company’s Board of Directors. If any such action to redeem the Preferred Shares is taken, the Company may no longer be eligible to be taxed as a REIT during the year of redemption and, as a result, could be subject to federal income taxes on its 2013 taxable income as computed under the Code. See “Risk Factors — Adverse Consequences of a Failure to Qualify as a REIT.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, the Company had $1.9 million invested in Notes, a decrease of $631 thousand from December 31, 2011. The decline was attributable to customer payoffs in the Securing Mortgage Loans. At December 31, 2012, the Company held $181.7 million in residential mortgage-backed securities compared to $461 million at December 31, 2011. At December 31, 2012 the Company has $375 million in U.S. Treasury Securities and at December 31, 2011, the Company had $100 million in U.S. Treasury Securities. At December 31, 2012, the Company held an investment of $13.1 million in securities purchased from the Bank under agreement to resell compared to $22.0 million at December 31, 2011. The Company is subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of mortgage-backed securities, as well as the levels of interest income to be derived from these assets.

The following table stratifies the Company’s available-for-sale securities as of December 31, 2012 by maturity date at amortized costs (in thousands of dollars):

	Year Ending December 31							Fair Value at
	2013	2014	2015	2016	2017	Thereafter	Total	December 31, 2012

Residential mortgage-backed
Amortized cost	$1,134	$—	$—	$—	$—	$174,895	$176,029	$181,699
Average Yield	4.00%	—	—	—	—	3.70%	3.70%

US Treasuries Bills
Amortized cost	$374,999	—	—	—	—	—	$374,999	$375,000
Average Yield	0.40%	—	—	—	—	—	0.40%

The Company’s investments held in residential mortgage-backed securities are secured by adjustable and fixed interest rate residential mortgage loans. The yield to maturity on each security depends on, among other things, the price at which each security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company’s residential mortgage-backed securities.

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

Disclosure Controls and Procedures

As of December 31, 2012, Lisa D. Hofstatter, the Chief Financial Officer and Treasurer of the Company, and Pamela C. Piarowski, the Chairman of the Board and President and Chief Executive Officer, evaluated the effectiveness of the disclosure controls and procedures of the Company (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that these disclosure controls and procedures are effective to ensure that material information for the Company required to be included in this Report has been made known to them in a timely fashion.

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

Harris Preferred Capital Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our internal control over financial reporting using the framework and criteria established in Internal Control–Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with such evaluations that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists of six members. The Company does not anticipate that it will require any employees because it has retained the Bank to perform certain functions pursuant to the Advisory Agreement described above. Each officer of the Company currently is also an officer of the Bank and/or affiliates of the Bank. The Company maintains corporate records and audited financial statements that are separate from those of the Bank or any of the Bank’s affiliates. None of the officers, directors or employees of the Company will have a direct or indirect pecuniary interest in any Mortgage Asset to be acquired or disposed of by the Company or in any transaction in which the Company has an interest or will engage in acquiring, holding and managing Mortgage Assets.

Pursuant to terms of the Preferred Shares, the Company’s Independent Directors (as defined in Item 13 (c) below) will consider the interests of the holders of both the Preferred Shares and the Common Stock in determining whether any proposed action requiring their approval is in the best interests of the Company.

The persons who are directors and executive officers of the Company are as follows:

Name	Age	Position and Offices Held
Pamela C. Piarowski	53	Chairman of the Board and President and Chief Executive Officer
Lisa D. Hofstatter	44	Chief Financial Officer and Treasurer
Margaret M. Sulkin	54	Assistant Treasurer
Paul R. Skubic	64	Director
Delbert J. Wacker	81	Director
David J. Blockowicz	70	Director
Forrest M. Schneider	65	Director
Frank M. Novosel	66	Director

The following is a summary of the business experience of the directors of the Company:

Ms. Piarowski has been Chairman of the Board, President and Chief Executive Officer of the Company since May 18, 2012. Prior to that time, Ms Piarowski was Chief Financial Officer since May 31, 2006 and Treasurer since 2008, although she previously served as Chief Financial Officer of the Company from June 2001 through July 2003. In 2003, she was appointed Vice-President, Financial Performance Management, BMO. In April, 2006 she was appointed Vice-President and Chief Financial Officer, BMO US. As of January 25, 2012 she was appointed Senior Vice-President Finance BMO Financial Corp. She is a certified public accountant. Based primarily upon Ms. Piarowski extensive management and leadership experience as the Chief Financial Officer and Vice President of a national banking association; strong strategic planning, accounting, financial, banking and risk analysis skills and experience; and tenure and contributions as a current officer, Board member and Board committee member, the Board and the Company’s common stockholder determined that Ms. Piarowski should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

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

Mr. Blockowicz has been a director of the Company since inception, January 2, 1998. Mr. Blockowicz is a Certified Public Accountant and is a partner with Blockowicz & Tognocchi LLC. Prior to forming his firm, Mr. Blockowicz was a partner with Arthur Andersen & Co. through 1990. Blockowicz & Tognocchi LLC is a professional tax consulting firm and is not a parent, subsidiary or other affiliate of the Company. Based primarily upon Mr. Blockowicz’s extensive 35-year management and leadership experience as a former partner of a national accounting firm and as a partner of a professional tax consulting firm; strong taxation, accounting and financial skills and experience; and tenure and contributions as a current Board member and Board committee chairperson, the Board and the Company’s common stockholder determined that Mr. Blockowicz should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

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

Mr. Skubic has been a director of the Company since inception, January 2, 1998. Mr. Skubic was Chairman of the Board and President and Chief Executive Officer of the Company from January 2, 1998 until his retirement in May 2012. Mr. Skubic was Vice President and Controller of the Bank and Chief Accounting Officer for Harris Bankcorp, Inc. and the Bank since 1990 to 2011. In July, 2011, Mr. Skubic became Vice President Financial Strategy for the Bank, a role he held until his retirement in May 2012. Prior to joining Harris Bankcorp, Inc., Mr. Skubic was employed by Arthur Andersen & Co. He is a Certified Public Accountant. Based primarily upon Mr. Skubic’s extensive 21 year management and leadership experience as the Vice President and Controller of a national banking association and as the Chief Accounting Officer for Harris Bankcorp, Inc.; strong strategic planning, accounting, financial, banking and risk analysis skills and experience; and tenure and contributions as a former officer of the Company, Board member and Board committee member, the Board and the Company’s common stockholder determined that Mr. Skubic should serve as a director of the Company at the time of filing of this Annual Report on Form 10-K.

The following is a summary of the business experience of the executive officers who are not directors of the Company:

Ms. Hofstatter has been Chief Financial Officer of the Company since May 18, 2012. Ms. Hofstatter has also been Chief Accountant and Vice President in the Finance Department of the Bank since July 2011. Prior to joining BMO Harris Bank, Ms. Hofstatter was the Associate Chief Accountant at BMO in Toronto. Prior to that role, Ms. Hofstatter worked in various roles within Bank of Montreal finance since joining in 1997. Ms. Hofstatter is a Chartered Accountant.

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

Compensation of Directors

The Company pays directors who are not currently officers of the Bank or its affiliates (“Non Bank Director”) and Independent Directors (as defined in Item 13 (c) below) fees for their services as directors. For the Company’s 2012 fiscal year, Non Bank Directors and Independent Directors received a fee of $4,000 per quarter, and the members of the Investment Committee received $6,000 per quarter. Directors also received $1,200 for each meeting of the Board of Directors or Audit Committee that they attended as members. The following table shows the compensation received in 2012. The Company has not paid and does not currently intend to pay any compensation to directors who are not Independent Directors or to Non Bank Directors or who are active Bank officers.

Name	Fees Earned or Paid in Cash
Delbert J. Wacker *	$26,800
David J. Blockowicz *	26,800
Forrest M. Schneider *	26,800
Frank M. Novosel **	46,000
Paul R. Skubic***	11,191

$137,591

*	Represents $16,000 in compensation received as an Independent Director and $10,800 attendance fee received for each meeting of the Board of Directors and Audit Committee.

**	Represents $16,000 in compensation received as an Independent Director and $6,000 attendance fee for each Board of Directors meeting and $24,000 in compensation received as an Investment Committee Member.

***	Represents $8,791 in compensation received as a Non Bank Director and $2,400 attendance fee for each meeting of the Board of Directors, since his retirement from the Company, the Bank and affiliated companies.

The Company has adopted a code of ethics for its senior officers, including the executive officers, which is filed as an Exhibit hereto.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed with respect to the year ended December 31, 2012, the Company believes that all ownership reports were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

The Company has not paid and does not currently intend to pay any compensation to its officers or employees, if any. The company does not compensate directors who are not Independent Directors or Non Bank Directors or who are active Bank officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)    Security ownership of certain beneficial owners

No person owns of record or is known by the Company to own beneficially more than 5% of the outstanding 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A.

(b)    Security Ownership of Management

The following table shows the ownership as of March 15, 2013 of 7 3/8% Noncumulative Exchangeable Preferred Stock, Series A, by the officers or directors who own any such shares.

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

(a)    Transactions with Related Persons

The Bank, through its wholly-owned subsidiary, HCH, indirectly owns 100% of the Common Stock of the Company. Pamela C. Piarowski, Chairman of the Board and President and Chief Executive Officer of the Company, and its executive officers, Lisa D. Hofstatter, and Margaret M. Sulkin, are also officers of the Bank.

A substantial portion of the assets of the Company initially consisted of Notes issued by the Bank. The Notes mature on October 1, 2027 and pay interest at 6.4% per annum. During 2012, 2011 and 2010 the Company received repayments on the Notes of $631 thousand, $881 thousand and $215 thousand, respectively. In years ended December 31, 2012, 2011 and 2010 the Bank paid interest on the Notes in the amount of $138 thousand, $186 thousand and $222 thousand, respectively, to the Company.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2012, the Company held $13 million of such assets and earned $210 thousand of interest from the Bank during 2012. At December 31, 2011, the Company held $22 million of such assets and earned $44 thousand of interest for 2011. At December 31, 2010, the Company held $24 million of such assets and earned $85 thousand of interest for 2010. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

The Bank and the Company have entered into a Servicing Agreement and an Advisory Agreement, the terms of which are described in further detail on page 5 of this report. In 2012, the Bank received payments of $6 thousand and $167 thousand, respectively, compared to $9 thousand and $144 thousand for 2011, under the terms of these agreements. In 2010, the Bank received payments of $11 thousand and $167 thousand for 2010, under the terms of these agreements.

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

Audit Fees

For the years ended December 31, 2012 and 2011, the Company’s principal accountant billed $66 thousand for the audit of the Company’s annual financial statements and review of financial statements included in Form 10-Q filings.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the Company’s financial statements outside of those fees disclosed above under “Audit Fees” for the years ended December 31, 2012 and 2011.

Tax Fees

There were no fees billed for tax-related services for the years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees billed to the Company by the Company’s principal accountants other than those disclosed above for the years ended December 31, 2012 and 2011.

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

(3) Exhibits:

*3(a)(I)	Articles of Incorporation of the Company, as amended
**3(b)	Bylaws of the Company
***4	Specimen of certificate representing Series A Preferred Shares
***10(a)	Form of Servicing Agreement between the Company and the Bank
***10(b)	Form of Advisory Agreement between the Company and the Bank
***10(c)	Form of Bank Loan Agreement between the Company and the Bank
***10(d)	Form of Mortgage Loan Assignment Agreement between the Company and the Bank
14	Code of Ethics for Senior Officers (Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
24	Power of attorney
31.1	Certification of Pamela C. Piarowski pursuant to Rule 13a — 14(a)

31.2	Certification of Lisa D. Hofstatter pursuant to Rule 13a — 14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350
101.INS*****	XBRL Instance Document
101.SCH*****	XBRL Taxonomy Extension Schema Document
101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE******	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated March 4, 2009.

**	Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K dated August 31, 2007.

***	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-11 (Securities and Exchange Commission file number 333-40257)

*****	XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Harris Preferred Capital Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2013.

/s/ PAMELA C. PIAROWSKI
Pamela C. Piarowski
Chairman of the Board and President and CEO
(Principal Executive Officer)

/s/ LISA D. HOFSTATTER
Lisa D. Hofstatter
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by Pamela C. Piarowski, Chairman of the Board and President of the Company, as attorney-in-fact for the following Directors on behalf of Harris Preferred Capital Corporation of the 15th day of March, 2013.

David J. Blockowicz	Delbert J. Wacker
Frank M. Novosel	Paul R. Skubic
Forrest M. Schneider

Pamela C. Piarowski

Attorney-In-Fact

Supplemental Information

No proxy statement will be sent to security holders in 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Harris Preferred Capital Corporation:

We have audited the accompanying consolidated balance sheets of Harris Preferred Capital Corporation and subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harris Preferred Capital Corporation and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP

Chicago, Illinois

March 15, 2013

Harris Preferred Capital Corporation

Consolidated Balance Sheets

	December 31 2012	December 31 2011
	(in thousands, except share data)
Assets
Cash on deposit with BMO Harris Bank N.A.	$3,867	$948
Securities purchased from BMO Harris Bank N.A. under agreement to resell	13,076	22,000

Total cash and cash equivalents with BMO Harris Bank N.A.	$16,943	$22,948
Notes receivable from BMO Harris Bank N.A.	1,857	2,488
Securities available for sale, at fair value
Mortgage-backed	181,699	461,356
U.S. Treasury Bills	375,000	100,000
Other assets	505	1,587

Total assets	$576,004	$588,379

Liabilities and Stockholders’ Equity
Accrued expenses	$120	$111
Accrued taxes payable and deferred tax liabilities	485	1,644

Total liabilities	$605	$1,755

Stockholders’ Equity
7 3/8% Noncumulative Exchangeable Preferred Stock, Series A ($1 par value); liquidation value of $250,000; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding	$250,000	$250,000
Common stock ($1 par value); 5,000 shares authorized; 1,180 issued and outstanding	1	1
Additional paid-in capital	320,733	320,733
Distributions in excess of earnings	(469)	(425)
Accumulated other comprehensive income	5,134	16,315

Total stockholders’ equity	$575,399	$586,624

Total liabilities and stockholders’ equity	$576,004	$588,379

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Income

and Comprehensive Income

	For the Years Ended December 31
	2012	2011	2010
	(in thousands except per share amounts)
Interest income:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	$210	$44	$85
Notes receivable from BMO Harris Bank N.A.	138	186	222
Securities available for sale:
Mortgage-backed	9,620	17,091	20,152
U.S. Treasury Bills	30	2	7

Total interest income	$9,998	$17,323	$20,466

Noninterest income:
Gain on sale of securities	11,151	4,328	326

Total income	$21,149	$21,651	$20,792

Operating expenses:
Loan servicing fees paid to BMO Harris Bank N.A.	$6	$9	$11
Advisory fees paid to BMO Harris Bank N.A. and Bank of Montreal	167	144	167
General and administrative	459	377	351

Total operating expenses	$632	$530	$529

Income before income taxes	$20,517	$21,121	$20,263
Applicable state income taxes	1,946	2,006	1,479

Net Income	$18,571	$19,115	$18,784

Other comprehensive income:
Securities available-for-sale:
Unrealized holding (losses) gains arising during the period, net of deferred state taxes	(1,089)	5,883	2,294
Less reclassification adjustment for realized gains included in net income, net of state tax effect	10,092	3,917	302

Total other comprehensive (loss) income	$(11,181)	$1,966	$1,992

Comprehensive income	$7,390	$21,081	$20,776

Preferred stock dividends	$18,438	$18,438	$18,438

Net income available to common stockholder	$133	$677	$346

Basic and diluted earnings per common share	$113	$574	$293

Average number of common shares outstanding	1,180	1,180	1,180

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012, 2011 and 2010

	Preferred Stock	Common Stock	Additional Paid-in Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	(in thousands except per share data)
Balance at December 31, 2009	$250,000	$1	$320,733	$(601)	$12,357	$582,490

Net income	$—	$—	$—	$18,784	$—	$18,784
Other comprehensive income	—	—	—	—	1,992	1,992
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)	—	(18,438)

Balance at December 31, 2010	$250,000	$1	320,733	(255)	14,349	584,828

Net income	$—	$—	$—	$19,115	$—	$19,115
Other comprehensive income	—	—	—	—	1,966	1,966
Dividends declared on common stock ($.7178 per share)	—	—		(847)	—	(847)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)		(18,438)

Balance at December 31, 2011	$250,000	$1	$320,733	$(425)	$16,315	$586,624

Net income	$—	$—	$—	$18,571	$—	$18,571
Other comprehensive loss	—	—	—	—	(11,181)	(11,181)
Dividends declared on common stock ($.150 per share)	—	—		(177)	—	(177)
Dividends declared on preferred stock ($1.8438 per share)	—	—	—	(18,438)		(18,438)

Balance at December 31, 2012	$250,000	$1	$320,733	$(469)	$5,134	$575,399

The accompanying notes are an integral part of these financial statements.

Harris Preferred Capital Corporation

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2012	2011	2010
	(in thousands)
Operating Activities:
Net income	$18,571	$19,115	$18,784
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(11,151)	(4,328)	(326)
Decrease in other assets	1,082	194	104
Increase (decrease) in accrued expenses	9	(3)	(2)
(Decrease) increase in accrued taxes payable and deferred tax liabilities	(1,159)	500	176

Net cash provided by operating activities	$7,352	$15,478	$18,736

Investing Activities:
Repayments of notes receivable from BMO Harris Bank N.A.	$631	$881	$215
Purchases of securities available-for-sale	(1,100,664)	(502,611)	(394,504)
Proceeds from maturities/redemptions of securities available-for-sale	914,805	446,714	389,407
Proceeds from sales of securities available-for-sale	190,486	57,746	5,693

Net cash provided by investing activities	$5,258	$2,730	$811

Financing Activities:
Cash dividends paid on preferred stock	$(18,438)	$(18,438)	$(18,438)
Cash dividends paid on common stock	(177)	(847)	—

Net cash used in financing activities	$(18,615)	$(19,285)	$(18,438)

Net (decrease) increase in cash and cash equivalents with BMO Harris Bank N.A.	$(6,005)	$(1,077)	$1,109
Cash and cash equivalents with BMO Harris Bank N.A. at beginning of year	22,948	24,025	22,916

Cash and cash equivalents with BMO Harris Bank N.A. at end of year	$16,943	$22,948	$24,025

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
State income taxes	$2,000	2,089	16

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

Allowance for Loan Losses

The allowance for probable loan losses is maintained at a level considered adequate to provide for probable loan losses or losses on Notes Receivable collateralized by loans. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Known losses of principal on impaired loans are charged off. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio securing the Mortgage Assets under current economic conditions and management’s estimate of anticipated, but as yet not specifically identified, loan losses. Such estimates are reviewed periodically and adjustments, if necessary, are recorded during the periods in which they become known. At December 31, 2012 and 2011, no allowance for loan losses or provision for loan losses was recorded under this policy.

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

At December 31, 2012 the Company has provided $485 thousand of deferred Illinois taxes on unrealized holdings gains recognized in other comprehensive income. At December 31, 2011 the Company provided $1.6 million of deferred Illinois taxes on unrealized holdings gains recognized in other comprehensive income. These taxes would be payable in future periods, assuming such gains were realized. During 2012, several securities were sold with a gain of $11.1 million and the related state tax payment was $1.1 million. During 2011, several securities were sold with a gain of $4.3 million and the related state tax payment was $411 thousand.

Securities

The Company classifies all securities as available-for-sale, even if the Company has no current plans to divest. Available-for-sale securities are reported at fair value with unrealized gains and losses included in other comprehensive income, net of related tax effects.

Interest income on securities, including amortization of discount or premium on an effective yield basis, is included in earnings. Realized gains and losses, as a result of securities sales, are included in gain or loss on sale of securities in the consolidated statements of income, with the cost of securities sold determined on the specific identification basis.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. The amounts advanced under these agreements represent short-term assets and are reflected as securities purchased under agreement to resell in the consolidated balance sheets. Securities purchased under agreement to resell for 2012 and 2011 totaled $13 million and $22 million, respectively. The securities underlying the agreements are book-entry securities. Securities are transferred by appropriate entry into the Company’s account with the Bank under a written custodial agreement with the Bank that explicitly recognizes the Company’s interest in these securities.

The Company’s securities are exposed to various risks such as interest rate, market and credit. Due to the level of risk associated with certain securities and the level of uncertainty related to changes in the value of securities, it is at least reasonably possible that changes in risks in the near term would materially affect the carrying value of in securities available-for-sale currently reported in the consolidated balance sheets.

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

New Accounting Pronouncements

The Company adopted ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” in 2012. The amendments in this Update are the result of the work by the Financial Accounting Standards Board and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of this standard had no impact on the Company’s consolidated financial condition or results of operations as it is a disclosure standard only.

The FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, in June 2011. The standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Account Standards Update No. 2011-05”. This ASU indefinitely defers the requirement in ASU 2011-05 related to reclassification adjustments. The Company adopted the other requirements in ASU 2011-05 in 2012 without impact to its financial position or results of operations.

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

3.    Notes Receivable from the Bank

On February 11, 1998, proceeds received from the Offering were used in part to purchase $356 million of Notes at a fixed rate of 6.4%. The Notes are secured by mortgage loans originated by the Bank. The principal amount of the Notes equals approximately 80% of the aggregate outstanding principal amount of the Securing Mortgage Loans. During 2012 and 2011 the Company received principal repayments on the Notes of $631 thousand, $881 thousand, respectively. For years ended December 31, 2012, 2011 and 2010, the Bank paid interest on the Notes in the amount of $138 thousand, $186 thousand and $222 thousand, respectively, to the Company.

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

The balance of Securing Mortgage Loans at December 31, 2012 and 2011 was $2.4 million and $3 million, respectively. The weighted average interest rate on those loans at December 31, 2012 and 2011 was 5.1% and 5.2%, respectively.

None of the Securing Mortgage Loans collateralizing the Notes were on nonaccrual status at December 31, 2012 or 2011.

A majority of the collateral securing the underlying mortgage loans is located in Illinois. The financial viability of customers in Illinois is, in part, dependent on that state’s economy. The Company’s maximum risk of accounting loss, should all customers in Illinois fail to perform according to contract terms and all collateral prove to be worthless, was approximately $1.7 million at December 31, 2012 and $2.1 million at December 31, 2011.

4.    Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2012
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$176,029	$5,670		$181,699
U.S. Treasury Bills	374,999	1	—	375,000

Total Securities	$551,028	$5,671	$—	$556,699

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Available-for-Sale Securities
Residential mortgage-backed	$443,333	$18,023	$—	$461,356
U.S. Treasury Bills	100,000	—	—	100,000

Total Securities	$543,333	$18,023	$—	$561,356

The amortized cost and estimated fair value of total available-for-sale securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Maturities:
Within 1 year	$376,134	$376,144
1 to 5 years	—	—
5 to 10 years	—	—
Over 10 years	174,894	180,555

Total Securities	$551,028	$556,699

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

The valuations of assets that are measured at fair value on a recurring basis at December 31, 2012 and 2011 are presented in the following table.

	Fair Value 12/31/12	Fair Value Measurements Using
		Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities:
Residential mortgage-backed	$181,699	$—	$181,699	$—
U.S. Treasury Bills	375,000	375,000	—	—

	$556,699	$375,000	$181,699	$—

	Fair Value 12/31/11	Fair Value Measurements Using
		Level 1	Level 2	Level 3
		(in thousands)
Available-for-sale securities:
Residential mortgage-backed	$461,356	$—	$461,356	$—
U.S. Treasury Bills	100,000	100,000	—	—

	$561,356	$100,000	$461,356	$—

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

The fair value of securities available-for-sale and the methods used to determine fair value are provided in Notes 4 and 5.

The estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 are presented in the following table:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Level 1 inputs:
Cash on deposit with BMO Harris Bank N.A.	$3,867	$3,867	$948	$948
Securities available-for-sale-US Treasury Bills	375,000	375,000	100,000	100,000
Level 2 inputs:
Securities purchased from BMO Harris Bank N.A. under agreement to resell	13,076	13,076	22,000	22,000
Notes receivable from BMO Harris Bank N.A.	1,857	3,182	2,488	4,800
Securities available-for-sale-Residential mortgage-backed	181,699	181,699	461,356	461,356
Accrued interest receivable	505	505	1,587	1,587

Total on-balance-sheet financial assets	$576,004	$577,329	$588,379	$590,691

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

Holders of Preferred Shares are entitled to receive, if declared by the Board of Directors of the Company, noncumulative dividends at a rate of 7 3/8% per annum of the $25 per share liquidation preference (an amount equivalent to $1.84375 per share per annum). Dividends on the Preferred Shares, if authorized and declared, are payable quarterly in arrears on March 30, June 30, September 30, and December 30 each year. Dividends declared to the holders of the Preferred Shares for the years ended December 31, 2012 and 2011 were $18,438,000 in both years. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2012 were 66.72% ordinary and 33.28% return of capital for the dividend paid in the first quarter 2012, 100% capital gain for the second quarter dividend paid; 28.39% ordinary and 71.61% capital gain for the dividend paid in the third quarter and 18.15% ordinary, 70.30% capital gain and 11.55% return of capital for the dividend paid in the fourth quarter. The allocations of the distributions declared and paid for income tax purposes for the year ended December 31, 2011 were 33.37% ordinary and 66.63% capital gain for the dividend paid in the first quarter and 100% ordinary income for the dividends paid in the second and fourth quarters and 72.72% ordinary and 27.28% capital gain for the dividend paid in the third quarter of 2011.

On December 30, 1998, the Bank contributed the Common Stock of the Company to HCH. The Bank is required to maintain direct or indirect ownership of at least 80% of the outstanding Common Stock of the Company for as long as any Preferred Shares are outstanding. Dividends on Common Stock are paid if and when authorized and declared by the Board of Directors out of funds legally available after all preferred dividends have been paid. On March 4, 2009, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 1,000 shares to 5,000 shares. On March 5, 2009, the Company sold 180 shares of Common Stock to HCH for a purchase price of $444,444.44 per share, or $80,000,000 in cash to bring the number of shares outstanding to 1,180. On September 14, 2012 the Company paid a cash dividend of $177 thousand (declared on August 29, 2012) on the outstanding common shares to the stockholder of record on August 31, 2012. The Company made the election under Internal Revenue Code Section 858(a) to treat this dividend as having been paid in 2011. On August 31, 2011 the Company paid a cash dividend of $347 thousand (declared on May 25, 2011) on the outstanding common shares to the stockholder of record on June 1, 2011. The Company made the election under Internal Revenue Code Section 858(a) to treat this dividend as having been paid in 2010. On December 16, 2011 the Company paid a cash dividend of $500 thousand (declared on November 30, 2011) on the outstanding common shares to the stockholder of record on December 15, 2011.

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

The Advisory Agreement in effect for 2012, 2011 and 2010 entitled the Bank to receive advisory fees of $167 thousand, $144 thousand, and $167 thousand, respectively for processing, recordkeeping, legal, management and other services.

The Securing Mortgage Loans are serviced by the Bank pursuant to the terms of a servicing agreement (the “Servicing Agreement”). The Bank receives a fee equal to 0.25% per annum on the principal balances of the loans serviced. The Servicing Agreement requires the Bank to service the mortgage loans in a manner generally consistent with accepted secondary market practices, and servicing guidelines promulgated by the Company and with Fannie Mae and FHLMC guidelines and procedures. In 2012, 2011 and 2010 the Bank received payments of $6 thousand, $9 thousand and $11 thousand, respectively.

The Company purchases U.S. Treasury and Federal agency securities from the Bank under agreements to resell identical securities. At December 31, 2012, the Company held $13 million of such assets and had earned $210 thousand of interest from the Bank during 2012. At December 31, 2011, the Company held $22 million of such assets and earned $44 thousand of interest for 2010. At December 31, 2010, the Company held $24 million of such assets and earned $85 thousand of interest for 2009. The Company receives rates on these assets comparable to the rates that the Bank offers to unrelated counterparties under similar circumstances.

9.    Operating Segment

The Company’s operations consist of monitoring and evaluating the investments in mortgage assets. Accordingly, the Company operates in only one segment. The Company has no external customers and transacts most of its business with the Bank.

10.  Commitments and Contingencies

Legal proceedings in which the Company is a defendant may arise in the normal course of business. At December 31, 2012 and 2011, there was no pending litigation against the Company.

11.    Quarterly Financial Information (unaudited)

The following table sets forth selected quarterly financial data for the Company:

	Year Ended December 31, 2012				Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Total interest income	$3,594	$2,870	$2,109	$1,425	$4,745	$4,593	$4,075	$3,910
Total noninterest income	—	4,618	3,292	3,241	3,115	(44)	1,258	—
Total operating expenses	181	133	156	162	155	113	100	162

Net income before income taxes	$3,413	$7,355	$5,245	$4,504	$7,705	$4,436	$5,233	$3,748
Applicable state income taxes	324	698	498	426	732	421	498	356

Net Income	$3,089	$6,657	$4,747	$4,078	$6,973	$4,015	$4,735	$3,392
Preferred dividends	4,609	4,609	4,610	4,610	4,609	4,609	4,610	4,610

Net income available (loss allocated) to common stockholder	$(1,520)	$2,048	$137	$(532)	$2,364	$(594)	$125	$(1,218)

Basic and diluted earnings(loss) per common share	$(1,288)	$1,736	$116	$(451)	$2,004	$(504)	$107	$(1,032)

Financial Statements of BMO Harris Bank N.A.

The following unaudited financial information and audited financial statements for the Bank are included because the Preferred Shares are automatically exchangeable for a new series of preferred stock of the Bank upon the occurrence of certain events.

BMO HARRIS BANK N.A.

(a wholly-owned subsidiary of BMO Financial Corp.)

Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

BMO HARRIS BANK N.A. AND SUBSIDIARIES

FINANCIAL REVIEW

2012 Compared with 2011

Summary

On September 1, 2012, Marshall & Ilsley Trust Company National Association (“M&I Trust”), a former subsidiary of BMO Financial Corp. (“BFC”), merged with and into BMO Harris Bank N.A. and subsidiaries (the “Bank” or “BHB”) and North Star Trust Company, a previously wholly-owned subsidiary of M&I Trust, became a wholly-owned subsidiary of BHB. The merger was between entities under common control. As a result, the consolidated financial statements and related notes have been recast to reflect the combined historical financial results at historical carrying values for all periods presented beginning July 5, 2011, which is the date BHB and M&I Trust became entities under common control.

For 2012, BHB reported net income attributable to common stockholder of $404.1 million, an increase of $62.0 million from 2011 earnings of $342.1 million. Excluding the costs related to M&I Marshall & Ilsley Bank and M&I Bank N.A (collectively “M&I Bank”) for restructuring and integration, the Bank would have reported net income available for common stockholder of $645.8 million, an increase of $210.6 million from 2011 earnings of $435.2 million. The increase was mainly due to an additional six months of income associated with M&I Bank in 2012.

Net interest income was $2,867.4 million in 2012, up $895.8 million from a year ago, largely due to the additional net interest income associated with M&I. Purchase accounting amortization related to loans for 2012 was $868.5 million, an increase of $381.1 million from $487.4 million in 2011. Excluding this revenue, net interest income increased $514.6 million largely due to the additional six months of income associated with M&I Bank. Average earning assets increased $16.9 billion to $81.3 billion in 2012 from $64.4 billion in 2011. This increase was driven by higher loan balances of $13.5 billion primarily related to M&I Bank. Net interest margin for the year was 3.53 percent, an increase of 47 basis points from 3.06 percent in 2011. The higher margin reflected an increase in purchase accounting amortization year over year on the M&I Bank acquired loan portfolio, which drove 30 basis points of the increase.

Provision for loan losses for 2012 was $590.4 million, an increase of $247.1 million from $343.2 million in 2011, mainly attributable to $403.8 million related to the M&I Bank portfolio in 2012. Net loan charge-offs during the year were $611.5 million compared to $316.8 million in 2011 mainly due to charge-offs from the M&I Bank purchased portfolio. The provision for loan losses is based on past loss experience, management’s evaluation of the loan portfolio under current economic conditions and management’s estimate of losses inherent in the portfolio.

Noninterest income for 2012 was $1,187.7 million, an increase of $322.4 million from a year ago. The increase was primarily attributable to the revenue associated with an additional six months of M&I Bank in 2012 of $301.3 million. Excluding this revenue, noninterest revenues were higher than 2011 by $12.5 million due largely to higher net gains on loans held for sale ($24.0 million) and Securities gains ($17.1 million) offset by lower debit card and bank card fee income ($26.0 million) related to the Durbin Amendment.

In 2012 noninterest expenses were $2,917.7 million, which reflects six additional months of M&I Bank related operating expense ($605.5 million) and integration/restructuring costs ($369.1 million). Excluding these costs, expenses were up $59.4 million or 3.2 percent from last year driven by higher employment expenses ($84.0 million), occupancy and equipment ($13.7 million) and marketing ($6.8 million) partially offset by lower charge card expense ($10.7 million), net charges for intercompany services ($9.7 million) and outside information processing costs ($12.2 million). Income tax expense increased $17.8 million from 2011 primarily due to the increase in pre-tax income between periods.

Nonperforming loans at December 31, 2012 totalled $1,599 million or 3.13 percent of total loans, up from $1,202 million or 2.35 percent of total loans at December 31, 2011, primarily attributable to the increase of M&I Bank non-performing loans and an incremental $60.0 million non-performing loans from the consumer bankruptcy loans. The ratio of nonperforming loans as a percentage of total loans increased from last year attributable to higher non-performing loans as well as declining total loans in the purchased portfolio. At December 31, 2012, the allowance for loan losses was $760.1 million, equal to 1.49 percent of loans outstanding compared to $760.9 million or 1.49 percent of loans outstanding at December 31, 2011. Coverage of nonperforming loans by the allowance for loan losses decreased from 71 percent at December 31, 2011 to 48 percent at December 31, 2012 due to the increase of non-performing loans. Coverage of nonperforming loans (including purchased credit impaired loans) by the allowance for loan losses plus M&I credit mark was 87 percent at December 31, 2012. The allowance coverage of nonperforming loans ratios reflect the fair value adjustments recorded on the M&I Bank loan portfolio at the time of acquisition and the merger of The Harris Bank N.A. into the Bank effective July 5, 2011.

At December 31, 2012, total stockholders’ equity amounted to $14.5 billion, essentially unchanged from December 31, 2011. Return on equity was 2.87 percent for the year, compared to 3.69 percent last year. Return on assets was .43 percent compared to .47 percent a year ago. The Bank did not declare any dividends on common stock in either 2012 or 2011.

At December 31, 2012, Tier 1 capital of the Bank amounted to $9.5 billion, up $.8 billion from a year ago, while risk-weighted assets increased by $2.0 billion to $63.5 billion. The Bank’s December 31, 2012 Tier 1 and total risk-based capital ratios were 14.94 percent and 16.79 percent compared to respective ratios of 14.34 percent and 16.72 percent on December 31, 2011. The regulatory Tier 1 leverage capital ratio was 11.06 percent for the year compared to 9.91 at year end 2011. The Bank’s capital ratios significantly exceeded the prescribed regulatory minimum for “well-capitalized” banks.

2011 Compared to 2010

Summary

For 2011, BMO Harris Bank N.A. and subsidiaries (the “Bank”) reported net income available for common stockholder of $342.1 million, an increase of $336.6 million from 2010 earnings of $5.5 million, mainly due to the significant increase in the size of the entity from the acquisition of M&I Marshall & Ilsley Bank and M&I Bank N.A. (collectively “M&I Bank”) (Note 2). Excluding the results of M&I as well as related costs for restructuring and integration with a net impact of $87.7 million, the Bank would have reported a net loss available for common stockholder of $35.6 million.

Net interest income was $1,971.6 million in 2011, up $1,078.0 million from a year ago, largely due to the additional net interest income associated with M&I. Excluding the impact of M&I, net interest income would have declined $54.5 million or 6.1 percent as lower interest income on loans and other earning assets were partially offset by a reduction in the cost of borrowings and deposits. Average earning assets increased to $64.4 billion in 2011 from $41.1 billion in 2010. This reflects the addition of $17.4 billion from M&I and an increase in lower-yielding interest bearing deposits placed at the Federal Reserve Bank (FRB) ($5.7 billion) partially offset by a decrease in the Bank’s legacy loan balances ($1.0 billion). Net interest margin for the year was 3.06 percent, an increase of 82 basis points from 2.24 percent in 2010. The purchase accounting amortization on the M&I Bank acquired loan portfolio drove 76 basis points of the increase. The higher margin reflects $487.3 million of interest income related to the purchased loan portfolio discount amortization and higher yield on the M&I portfolio partially offset by reduced yields on the legacy loan portfolio and securities available-for-sale as well as the increase in the level of low-yielding interest bearing deposits placed at the Federal Reserve Bank. The margin was also favorably affected by reduced interest cost on long-term notes payable.

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

Noninterest income for 2011 of $865.3 million reflects the addition of $308.8 million of fees and other income from M&I. Excluding this additional revenue, noninterest income decreased $40.7 million or 6.8 percent from a year ago driven by lower charge card income ($22.0 million), trading revenue ($16.6 million) and service charges and fees ($12.2 million) plus a reduction in the FDIC indemnification asset associated with the Amcore acquisition ($38.8 million) partially offset by higher net securities gains, other than trading ($21.4 million), net equity securities gains ($8.9 million), dividends on FRB stock ($8.7 million), trust and investment management fees ($7.3 million) and a lower level of other-than-temporary impairment on securities ($4.2 million).

In 2011 noninterest expenses were $2,025.9 million, which reflects the addition of $580.8 million of operating expense, $110.0 million of integration costs, $50.5 million of intangible amortization, and $32.2 million of restructuring charges related to the M&I acquisition. Excluding these costs, expenses were up $57.0 million or 4.8 percent from 2010 driven by higher personnel expense ($34.3 million), other real estate expense ($21.5 million), outside information processing, database and network fees ($10.4 million), net charges for intercompany services ($7.4 million) and professional fees ($7.1 million) partially offset by lower marketing costs ($6.9 million), FDIC insurance ($5.7 million), charge card expense ($5.0 million) and equipment ($2.8 million) and an increase in the Visa indemnification reversal ($3.6 million). Income tax expense increased $153.8 million from a tax benefit in 2010 primarily due to the increase in pre-tax income between periods. The tax benefit recorded in 2010 exceeded pre-tax earnings primarily due to the benefit of certain tax exempt loans and investments as well as bank owned life insurance.

Nonperforming loans at December 31, 2011 totaled $1,202 million or 2.35 percent of total loans, up from $916 million or 4.00 percent of total loans at December 31, 2010, primarily attributable to the addition of M&I non-performing commercial loans. Total nonperforming loans at December 31, 2011 include $414 million of M&I impaired loans from new originations. The purchased impaired loans of M&I are excluded from nonperforming loan totals. Nonperforming loans as a percentage of total loans decreased from last year attributable to higher total loans as a result of the acquisition of M&I loan portfolio ($28.4 billion as of December 31, 2011). At December 31, 2011, the allowance for loan losses was $760.9 million, equal to 1.49 percent of loans outstanding compared to $721.9 million or 3.16 percent of loans outstanding at December 31, 2010. Coverage of nonperforming loans by the allowance for loan losses decreased from 79 percent at December 31, 2010 to 71 percent at December 31, 2011 primarily due to M&I non-performing loans. Ratios reflect the fair value adjustments recorded on the M&I loan portfolio at the time of acquisition and the merger of The Harris Bank N.A. into the Bank effective July 5, 2011 (Note 2).

At December 31, 2011, total stockholders’ equity amounted to $14.2 billion, up $8.9 billion from December 31, 2010, largely due to the M&I acquisition, effected through the issuance of stock and capital contribution from BMO. Return on equity was 3.69 percent for the year, compared to 0.12 percent last year. Return on assets was 0.47 percent compared to 0.01 percent a year ago. The Bank did not declare any dividends on common stock in either 2011 or 2010.

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

Independent Auditors’ Report

The Stockholder and Board of Directors

BMO Harris Bank N.A.:

Report on the Financial Statements

We have audited the accompanying consolidated financial statements of BMO Harris Bank N.A. and its subsidiaries (the Bank), an indirect wholly owned subsidiary of Bank of Montreal, which comprise the consolidated statements of condition as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholder’s equity, and cash flows for each of the years in the three year period December 31, 2012, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors’ Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditors’ judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BMO Harris Bank N.A. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in accordance with U.S. generally accepted accounting principles.

Report on Other Legal and Regulatory Requirements

We also have examined in accordance with attestation standards established by the American Institute of Certified Public Accountants, the Bank’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Bank’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 15, 2013

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Condition

	December 31
	2012	2011
	(In thousands except share data)
Assets
Cash and demand balances due from banks	$2,232,398	$1,604,759
Money market assets:
Interest-bearing deposits at banks ($11.4 billion and $16.8 billion held at Federal Reserve Bank at December 31, 2012 and 2011, respectively)	12,903,944	18,535,041
Federal funds sold and securities purchased under agreement to resell	1,714,347	1,687,258

Total cash and cash equivalents	$16,850,689	$21,827,058
Securities available-for-sale, at fair value	15,439,195	12,689,764
Trading account assets and derivative instruments	1,043,978	910,130
Loans, net of unearned income	51,138,305	51,060,062
Allowance for loan losses	(760,075)	(760,851)

Net loans	$50,378,230	$50,299,211
Loans held for sale	164,863	98,888
Premises and equipment, net	1,015,446	981,611
Bank-owned insurance	2,699,848	2,633,123
Goodwill and other intangible assets, net	3,400,780	3,463,217
Deferred tax asset, net	2,247,049	2,350,454
Other assets	2,024,885	2,265,981

Total assets	$95,264,963	$97,519,437

Liabilities
Deposits in domestic offices — noninterest-bearing	$28,661,067	$24,931,709
— interest-bearing (includes $1.6 billion and $1.7 billion measured at fair value at December 31, 2012 and 2011, respectively)	46,038,997	47,392,753
Deposits in foreign offices — noninterest-bearing	—	2,628,071
— interest-bearing	350,738	671,226

Total deposits	$75,050,802	$75,623,759
Federal funds purchased	328,362	244,914
Securities sold under agreement to repurchase	279,289	469,443
Trading account liabilities and derivative instruments	357,407	527,804
Short-term borrowings	310,969	279,334
Short-term senior notes	—	80,956
Accrued interest, taxes and other	503,898	512,399
Accrued pension and post-retirement	146,679	48,621
Other liabilities	688,432	738,028
Long-term notes — senior/unsecured	—	1,100,000
Long-term notes — senior/secured	2,375,000	2,375,000
Long-term notes — subordinated	722,247	1,363,802

Total liabilities	$80,763,085	$83,364,060

Stockholder’s Equity
Common stock ($10 par value); authorized 60,430,512 shares; issued and outstanding 51,018,512 at December 31, 2012 and 2011	$510,185	$510,185
Surplus	11,513,307	11,518,771
Retained earnings	2,368,060	1,964,006
Accumulated other comprehensive loss	(139,674)	(98,305)

Stockholder’s equity before noncontrolling interest in subsidiaries	$14,251,878	$13,894,657
Noncontrolling interests in subsidiaries	250,000	260,720

Total stockholder’s equity	$14,501,878	$14,155,377

Total liabilities and stockholder’s equity	$95,264,963	$97,519,437

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended December 31
	2012	2011	2010
	(In thousands)
Interest Income
Loans	$2,926,322	$2,116,666	$1,061,025
Money market assets:
Deposits at banks	35,632	45,317	29,054
Federal funds sold and securities purchased under agreements to resell	2,438	698	333
Trading account assets	21,081	6,999	10,267
Securities available-for-sale	157,409	131,883	107,266

Total interest income	$3,142,882	$2,301,563	$1,207,945

Interest Expense
Deposits	$198,389	$219,359	$180,010
Short-term borrowings and short-term senior notes	1,031	2,650	6,249
Long-term notes — senior/unsecured	28,850	70,666	92,564
Long-term notes — senior/secured	26,206	25,206	33,927
Long-term notes — subordinated	20,977	12,043	1,587

Total interest expense	$275,453	$329,924	$314,337

Net Interest Income	$2,867,429	$1,971,639	$893,608
Provision for loan losses	590,362	343,213	318,622

Net Interest Income after Provision for Loan Losses	$2,277,067	$1,628,426	$574,986

Noninterest Income
Trust and investment management fees	$340,289	$233,390	$112,568
Service charges and fees	286,742	261,669	193,902
Charge card income	127,191	110,576	113,395
Net trading income	52,531	19,347	34,406
Equity securities gains, net	21,853	16,432	7,490
Net securities gains, other than trading	38,413	27,485	6,573
Bank-owned life insurance	85,456	67,320	46,160
Letter of credit fees	43,616	20,209	22,341
Net gains on loans held for sale	68,651	29,029	19,031
Other	122,953	79,852	41,355

Total noninterest income	$1,187,695	$865,309	$597,221

Noninterest Expenses
Employee compensation and benefits	$1,315,960	$886,157	$558,204
Occupancy and equipment	364,714	257,888	180,881
Professional fees	328,817	170,472	107,153
Communication and information processing	192,131	133,706	73,027
Marketing	128,024	92,454	60,943
Amortization of intangibles	116,990	74,546	25,966
FDIC insurance	70,665	58,747	46,528
Charge card	10,997	21,664	26,637
Intercompany services, net	119,292	67,433	(2,366)
Visa indemnification reversal	—	(11,122)	(7,500)
Restructuring	4,390	32,150	—
Other	265,706	241,811	125,976

Total noninterest expenses	$2,917,686	$2,025,906	$1,195,449

Income (loss) before income tax expense (benefit)	$547,076	$467,829	$(23,242)
Applicable income tax expense (benefit)	124,457	106,666	(47,138)

Net income	$422,619	$361,163	$23,896
Less: noncontrolling interest in subsidiaries	18,565	19,072	18,438

Net Income Available for Common Stockholder	$404,054	$342,091	$5,458

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the Years Ended December 31
	2012	2011	2010
	(In thousands)
Net income	$422,619	$361,163	$23,896
Other comprehensive (loss) income:
Cash flow hedges:
Net unrealized gain (loss) on derivative instruments (net of tax expense (benefit) of $11,648, $14,246 and ($7,118))	21,179	26,456	(13,219)
Reclassification adjustment for realized (gain) loss included in net income, (net of tax (expense) benefit of ($800), $1,108 and $2,134)	(1,486)	2,058	3,962
Pension and postretirement medical benefit plans:
Net loss and net prior service cost (net of tax benefit of $29,617, $33,550 and $10,288)	(54,974)	(62,306)	(15,537)
Amortization included in net periodic benefit cost (net of tax benefit of $6,711, $5,389 and $2,736)	12,462	10,008	5,082
Securities available-for-sale:
Unrealized holding gains (losses) arising during the period (net of tax expense (benefit) of $3,491, $43,161 and ($10,936))	9,262	80,462	(18,558)
Reclassification adjustment for realized gains included in net income (net of tax expense of $10,601, $8,352 and $559)	(27,812)	(18,624)	(1,037)

Other comprehensive (loss) income	$(41,369)	$38,054	$(39,307)

Comprehensive income (loss)	$381,250	$399,217	$(15,411)
Comprehensive income related to noncontrolling interest in subsidiaries	18,565	19,072	18,438

Comprehensive income (loss) available for common stockholder	$362,685	$380,145	$(33,849)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Changes in Stockholder’s Equity

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Stockholder’s Equity
	(In thousands)
Balance at December 31, 2009	$178,010	$2,390,207	$1,616,457	$(97,052)	$250,000	$4,337,622
Stock option exercise	—	1,669	—	—	—	1,669
Tax benefit from stock option exercise	—	4,295	—	—	—	4,295
Net income	—	—	5,458	—	18,438	23,896
Dividends — preferred stock of subsidiary	—	—	—	—	(18,438)	(18,438)
Other comprehensive loss	—	—	—	(39,307)	—	(39,307)
Issuance of common stock and contribution to capital surplus	24,550	968,556	—	—	—	993,106

Balance at December 31, 2010	$202,560	$3,364,727	$1,621,915	$(136,359)	$250,000	$5,302,843
Stock option exercise	—	1,556	—	—	—	1,556
Tax benefit from stock option exercise	—	461	—	—	—	461
Net income	—	—	342,091	—	19,072	361,163
Dividends — preferred stock of subsidiary	—	—	—	—	(19,845)	(19,845)
Redemption — preferred stock of subsidiary	—	—	—	—	(6,050)	(6,050)
Other comprehensive income	—	—	—	38,054	—	38,054
Issuance of common stock and contribution to capital surplus	307,625	8,152,027	—	—	—	8,459,652
Change in noncontrolling interest ownership	—	—	—	—	17,543	17,543

Balance at December 31, 2011	$510,185	$11,518,771	$1,964,006	$(98,305)	$260,720	$14,155,377
Stock option exercise	—	2,341	—	—	—	2,341
Tax benefit from stock option exercise	—	3,662	—	—	—	3,662
Net income	—	—	404,054	—	18,565	422,619
Dividends — preferred stock of subsidiary	—	—	—	—	(18,677)	(18,677)
Redemption — preferred stock of subsidiary	—	—	—	—	(10,608)	(10,608)
Other comprehensive loss	—	—	—	(41,369)	—	(41,369)
Other	—	(11,467)	—	—	—	(11,467)

Balance at December 31, 2012	$510,185	$11,513,307	$2,368,060	$(139,674)	$250,000	$14,501,878

The accompanying notes to consolidated financial statements are an integral part of these statements.

BMO Harris Bank N.A. and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended December 31
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities:
Net income	$422,619	$361,163	$23,896
Less: noncontrolling interest	18,565	19,072	18,438

Net income available for common stockholder	$404,054	$342,091	$5,458
Adjustments to determine net cash flows provided by operating activities:
Provision for loan losses	590,362	343,213	318,622
Depreciation and amortization, including intangibles	324,702	232,478	111,946
Accretion of purchase accounting adjustments	(1,017,249)	(521,687)	(4,534)
Deferred tax expense (benefit)	135,167	125,686	(73,311)
Net gains on securities, other than trading	(38,413)	(27,485)	(6,573)
Net equity investment gains	(21,853)	(16,432)	(7,490)
Increase in bank-owned insurance	(66,725)	(59,046)	(33,442)
Net (increase) decrease in trading securities	(229,839)	520,834	182,365
Decrease in accrued interest receivable	13,990	17,096	21,713
Decrease (increase) in prepaid expenses	199,703	136,495	(49,249)
Decrease in accrued interest payable	(31,565)	(36,817)	(865)
Increase in other accrued expenses	103,853	110,443	158,329
Net change in pension and post retirement benefits	32,640	(73,505)	(50,255)
Origination of loans held for sale	(2,586,724)	(1,276,212)	(821,386)
Proceeds from sale of loans held for sale	2,589,400	1,358,675	840,476
Net gains on loans held for sale	(68,651)	(29,029)	(19,031)
Other, net	(68,800)	(21,386)	(35,408)

Net cash provided by operating activities	$264,052	$1,125,412	$537,365

Cash Flows from Investing Activities:
Proceeds from sales of securities available-for-sale	$1,465,588	$2,143,594	$523,168
Proceeds from maturities of securities available-for-sale	9,938,014	5,719,327	4,323,687
Purchases of securities available-for-sale	(14,208,920)	(9,216,491)	(4,667,657)
Net decrease in loans	(56,851)	2,225,568	1,707,057
Proceeds from loans sold to affiliates	—	—	273,522
Purchase of CRA investments	(77,651)	(12,446)	(12,935)
Net proceeds from FDIC loss share agreement	48,331	108,887	75,706
Premises and equipment - net purchases	(173,897)	(114,599)	(77,066)
Net proceeds from sales of OREO	230,626	190,014	13,472
Acquisitions, net of cash acquired	14,058	2,906,140	176,492

Net cash (used in) provided by investing activities	$(2,820,702)	$3,949,994	$2,335,446

Cash flows from Financing Activities:
Net (decrease) increase in deposits	$(514,625)	$3,220,833	$3,928,665
Net decrease in Federal funds purchased and securities sold under agreement to repurchase	(106,706)	(481,516)	(1,652,420)
Net increase (decrease) in other short-term borrowings	31,635	(1,080,098)	781,368
Net decrease in short-term senior notes	(80,416)	—	—
Repayment of long-term notes - senior/unsecured	(1,100,000)	(1,924,012)	(137,409)
Repayment of long-term notes - senior/secured	—	(2,291,580)	—
Repayment of long-term notes - subordinated	(621,844)	(275,084)	(92,750)
Net proceeds from stock options exercise	2,341	1,556	1,669
Excess tax expense from stock options exercise	(819)	(545)	(584)
Issuance of common stock	—	—	24,550
Capital contributions from parent	—	2,600,000	968,556
Cash distributions on preferred stock of subsidiaries	(29,285)	(25,895)	(18,438)

Net cash (used in) provided by financing activities	$(2,419,719)	$(256,341)	$3,803,207

Net (decrease) increase in cash and cash equivalents	$(4,976,369)	$4,819,065	$6,676,018
Cash and cash equivalents at January 1	21,827,058	17,007,993	10,331,975

Cash and cash equivalents at December 31	$16,850,689	$21,827,058	$17,007,993

	For the Years Ended December 31
	2012	2011	2010
	(In thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during the year for:
Interest	$307,018	$366,742	$315,203
Income taxes	$(37,754)	$(32,422)	$(135,893)
Financing activity affecting assets and liabilities but not resulting in cash flows:
Net decrease in assets and liabilities due to contribution of parent’s banking assets	$—	$(2,906,140)	$(176,492)
Supplemental Disclosures of Noncash Activities:

In 2011, the fair values of noncash assets acquired and liabilities assumed were $46.8 billion and $40.8 billion, respectively, in the acquisition of M&I Marshall & Ilsley Bank.

In 2010, the fair values of noncash assets acquired and liabilities assumed were $2.1 billion and $2.3 billion, respectively,in the acquisition of AMCORE

Noncash transfers to OREO totaled $249.9 million, $78.3 million and $64.1 million in 2012, 2011 and 2010, respectively.

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Principles of consolidation and nature of operations

BMO Harris Bank N.A. (“BHB”) is a wholly-owned subsidiary of BMO Financial Corp., (“BFC”), a Delaware corporation, which is a wholly-owned U.S. subsidiary of Bank of Montreal (“BMO”). Throughout these Notes to Consolidated Financial Statements, the term “Bank” refers to BHB and subsidiaries.

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

Prior to November 30, 2011, BHB was a wholly-owned subsidiary of BMO Bankcorp, Inc., a wholly-owned subsidiary of BFC. Bankcorp was dissolved into BFC on November 30, 2011 and is reflected in the prior year consolidated financial statments. In addition, The Harris Bank N.A. (a former subsidiary of Bankcorp) merged with and into BHB in July 2011. The merger was between entities under common control. As a result, the consolidated financial statements and related notes were recast to reflect the combined historical financial results at historical carrying values for 2011.

On September 1, 2012, Marshall & Ilsley Trust Company National Association (“M&I Trust”) a former subisdiary of BFC, merged with and into BHB, and North Star Trust Company, previously a wholly-owned subsidiary of M&I Trust, became a wholly-owned subsidiary of BHB. The merger was between entities under common control. As a result, the consolidated financial statements have been recast to reflect the combined historical financial results at historical carrying values for all periods presented beginning July 5, 2011, which is the date BHB and M&I Trust became entities under common control.

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

The Bank provides banking, trust and other services domestically and internationally through the main banking facility and sixteen nonbank subsidiaries. The Bank provides a variety of banking and financial services to commercial and industrial companies, financial institutions, governmental units, not-for-profit organizations and individuals throughout the U.S., primarily the Midwest, and abroad. Services rendered and products sold to customers include demand and time deposit accounts and certificates; various types of loans; sales and purchases of foreign currencies; interest rate management products; cash management services; investment banking services; financial consulting; and personal trust and trust-related services.

Basis of accounting

The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Noncontrolling interests in subsidiaries

Noncontrolling interests held by parties other than BHB are reported as equity in the consolidated financial statements. Included in noncontrolling interests at December 31, 2012 and 2011 were preferred stock issued by a subsidiary of the Bank. The noncontrolling interests in subsidiaries are included within stockholder’s equity in the Consolidated Statements of Condition. Net income attributable to the noncontrolling interests is presented separately in the Consolidated Statements of Operations, outside of net income and is not included in net income available for common stockholder.

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

Derivative financial instruments

All derivative instruments are recognized at fair value in the Bank’s Consolidated Statements of Condition. All derivative instruments are designated either as either hedging or trading.

Realized and unrealized gains and losses on trading derivatives are recognized in net trading income in the Bank’s Consolidated Statements of Operations. Unrealized gains on trading derivatives are recorded as assets and unrealized losses are recorded as liabilities in the Bank’s Consolidated Statements of Condition.

Derivative instruments that are used in the management of the Bank’s risk strategy may qualify for hedge accounting if the derivatives are designated as hedges and applicable hedge criteria are met. In order for a derivative to qualify as an accounting hedge, the hedging relationship must be designated and formally documented at its inception, detailing the particular risk management objective and strategy for the hedge and the specific asset, liability or cash flow being hedged, as well as how its effectiveness is being assessed. Changes in the fair value of the derivative must be highly effective in offsetting either changes in the fair value of on-balance sheet items or changes in the amount of future cash flows caused by the risk being hedged.

Hedge accounting

Hedge effectiveness is evaluated at the inception of the hedging relationship and on an ongoing basis, retrospectively and prospectively, primarily using quantitative statistical measures of correlation. The Bank records interest receivable or payable on interest rate hedge derivative instruments as an adjustment to interest income/expense of the hedged item in the Bank’s Consolidated Statements of Operations over the life of the hedge.

Cash flow hedges modify exposure to variability in cash flows for variable rate interest bearing instruments. These hedges convert variable rate assets and liabilities to fixed rate. For cash flow hedges, to the extent that changes in the fair value of the derivative offset changes in the fair value of the hedged item, they are recorded in other comprehensive income and then recognized in income as the hedged item impacts income or expense. Any portion of the change in fair value of the derivative that does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge) is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

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

Fair value hedges modify exposure to changes in a fixed rate instrument’s fair value caused by changes in interest rates. These hedges convert fixed rate assets and liabilities to variable rate. For fair value hedges, the hedging derivative is recorded at fair value and the related hedged item, either fixed rate assets or liabilities, is adjusted for the changes in value caused by risk being hedged. To the extent that the change in the fair value of the derivative does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge), the amount is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

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

Available-for-sale securities are reported at fair value with unrealized gains and losses included, on an after-tax basis, in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms to maturity of the securities. Realized gains and losses, as a result of securities sales, are included in net securities gains, other than trading in the Consolidated Statements of Operations, with the cost of securities sold determined on a specific identification basis.

Available-for-sale securities and other investments are subject to quarterly other-than-temporary impairment reviews. In determining whether a loss is temporary, factors considered include, but are not limited to, the extent of the unrealized loss, the length of time that the security has been in an unrealized loss position, the financial condition and near-term prospects of the issuer, and whether the Bank has the intent to sell the security or it is more likely than not that the Bank will be required to sell the security before the recovery of the security’s amortized cost basis. If a decline is considered to be other-than-temporary, a write-down is recorded in the Consolidated Statements of Operations as other noninterest income, and a new cost basis is established. In the event an available-for-sale debt security is considered to be other-than-temporarily impaired and the Bankn does not intend to sell the security and it is more likely than not that it will not be required to sell the security, then the amount of the impairment charge equal to the credit loss is recorded in earnings and the remaining non credit-related impairment charge is recorded in other comprehensive income.

Loans

The Bank’s accounting methods for loans depends on whether the loans are originated or purchased and whether the loans are classified as held for sale or held for investment.

Originated loans held for investment

Loans the Bank originates for investment are reported at the principal amount outstanding, net of unearned income, net deferred loan fees or costs, and any direct principal chargeoffs. This amount is the Bank’s recorded investment in the loan. Net deferred loan fees include loan fees collected net of certain incremental direct costs, primarily salary and employee benefit expenses. Net deferred loan fees are amortized over the contractual term of the loan or lease as an adjustment to the yield. Interest on loans, other than direct financing leases, is recognized as income based on the loan principal outstanding during the period.

Loans include the Bank’s investment in leases. Leases are carried at the aggregate of rental payments receivable plus estimated residual values less unearned income. Unearned income is amortized to interest income using a method that approximates a level rate of return.

Originated loans held for sale

In conjunction with its mortgage banking activities, the Bank will originate loans with the intention of selling them in the secondary market. These loans are classified as held for sale on the Bank’s Consolidated Statements of Condition and are carried at the lower of cost or fair value on a portfolio basis. Any excess of the cost of loans held for sale over fair value is recognized as a valuation allowance. Changes in the valuation allowance and realized gains and losses are recognized in noninterest income in the Consolidated Statements of Operations. Premiums, discounts and/or other loan basis adjustments on loans held for sale are deferred upon acquisition, included in the cost basis of the loan, and are not amortized. In the event that loans held for sale are reclassified to loans held for investment, the loans are transferred at the lower of cost or fair value on the date of transfer, forming the new cost basis of such loans. Any adjustment recognized upon transfer is recognized as an adjustment to yield over the remaining life of the loan.

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

Acquired loans are classified into the following categories: those that on the acquisition date continued to make timely principal and interest payments, (“the purchased performing loans”) and those for which on the acquisition date the timely collection of interest and principal was no longer probable (the “purchased credit impaired loans” or “PCI” loans). Because PCI loans are recorded at fair value at acquisition date based on the amount expected to be collected, PCI loans are considered performing at the acquisition date. PCI loans are subject to certain recognition and reporting requirements in accordance with ASC 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.”

On April 23, 2010, the Bank acquired certain assets and liabilities of AMCORE Bank N.A. (“AMCORE”) from the Federal Deposit Insurance Corporation (“FDIC”) that included both PCI loans and purchased performing loans. As permitted, the Bank accounts for all loans acquired in the AMCORE acquisition as PCI loans. For all PCI loans, the excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield. The accretable yield is recognized in interest income over the remaining life of the loan using the constant effective yield method, regardless of whether the customer is contractually delinquent, when the amount and timing of the cash flows is reasonably estimable. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.

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

Accounting for actual cash receipts and/or changes in expected cash flows on PCI loans after the acquisition date depends on the direction of the change. Subsequent decreases to expected cash flows generally result in impairment of the loan or pool of loans and a provision for credit losses, resulting in an increase to the allowance for loan losses and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in estimated cash flows will result in a recovery of any previously recorded allowance, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield for any remaining improvement. The increase in accretable yield is recognized prospectively as interest income over the remaining lives of the loans or pool of loans. Disposals of loans, which may include sales of loans or foreclosures, result in removal of the loan from the purchased impaired loan portfolio at its carrying amount.

Purchased performing term loans and loans with revolving privileges are reported at the principal amount outstanding, net premiums or discounts, and any direct principal chargeoffs. Net premiums and discounts are amortized over the contractual term of the loan or lease as an adjustment to the yield.

Impaired loans

The Bank considers an originated loan or purchased performing loan to be impaired when, based on current information and events, it determines that it is probable it will be unable to collect all amounts due, including scheduled interest, according to the loan’s original loan contract, regardless of payment status. When an originated loan or purchased performing loan is considered impaired, it is placed on nonaccrual status and all accrued but unpaid interest is charged against interest income and amortization of premiums, discounts and any deferred net fees or costs ceases. Commercial and commercial real estate loans are placed on non accrual status when the collection of interest is doubtful or when principal or interest is 90 days past due, unless the credit is adequately collateralized and the loan is in process of collection. Consumer installment and consumer revolving loans are not normally placed on nonaccrual status. Interest on nonaccrual loans is recognized as income only when cash is received and the Bank expects to collect the entire principal balance of the loan; otherwise, cash collections reduce the recorded investment. Originated loans and purchased performing loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Troubled debt restructurings

Loans are classified as troubled debt restructurings (“TDR”) when the borrower has experienced financial difficulties and the Bank has made certain concessionary modifications to the contractual terms of the loan for economic or legal reasons related to the borrower’s financial difficulty that the Bank would not otherwise consider. All TDRs meet the definition of impaired loans. The Bank considers one or a combination of the following to be concessions: (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate different than the current market rate for a new loan with a similar term, or (3) forgiveness of principal or accrued interest. Renegotiated loans are permitted to remain on accrual status or are returned to accrual status when receipt of principal and interest payments as they become contractually due is not in doubt based on the preponderance of evidence from a current credit assessment, the borrower’s successful past performance, or successful performance under the modified terms for periods ranging from three months to over nine months depending on the borrower and type of loan restructured. PCI loans are excluded from TDR designation as changes in expected cash flows resulting from loan modifications are considered in the expectation of future cash flows for the PCI loan pool in which the loan is included.

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

For PCI loans, uncollectible amounts on individual loans are considered when estimating expected cash flows for the whole but are not reported as charge-offs.

Commitments to extend credit

Unfunded loan commitments on residential mortgage loans that the Bank intends to sell or securitize in connection with its mortgage banking activities (“rate locks”) are derivatives and recorded on the Consolidated Statements of Condition at fair value. Changes in fair value are recorded in other noninterest income in the Consolidated Statements of Operations. The expected net future cash flows related to loan servicing are included in the fair value measurement of the written loan commitments. See Note 13 to the Consolidated Financial Statements for additional information on derivative instruments. No other unfunded loan commitments are considered derivatives.

Commercial loan commitments and letters of credit are executor contracts and the notional balances are not reflected in the Bank’s Consolidated Statements of Condition. Fees collected are recorded in income over the life of the facility.

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

An allowance for probable credit losses associated with off-balance sheet credit exposures on unfunded loan commitments other than rate locks is recorded on the Consolidated Statements of Condition in other liabilities. The provision for these probable credit losses is reported in other noninterest expense in the Consolidated Statements of Operations. The Bank utilizes similar processes to estimate the allowance for probable credit losses associated with unfunded loan commitments, other than rate locks, because business processes and credit risks associated with those loan commitments are essentially the same as for loans. However, since many of those loan commitments are expected to expire without being drawn upon, the allowance for probable credit losses associated with those unfunded loan commitments incorporates an estimate of the probability of those loan commitments being funded. The liability for unfunded commitments is periodically revised for changes in estimates and actual losses or recoveries with charges to other noninterest expense.

Mortgage servicing

The Bank engages in servicing of mortgage loans and acquires mortgage servicing rights (“MSR”) by originating mortgage loans and then selling those loans with servicing rights retained. See Note 7 to the Consolidated Financial Statements for additional information on MSR.

Premises and equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Estimated useful lives range from 3 to 10 years for equipment and from 10 to 50 years for buildings. The Bank reviews the carrying value of its premises and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value exceeds the related undiscounted cash flows, an impairment loss is recognized. Long-lived assets that are impaired are written down to fair value and long-lived assets to be disposed of are carried at the lower of cost or fair value less estimated selling costs. Maintenance and repairs are charged to noninterest expense.

Leases

Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Escalation clauses that specify scheduled rent increases over the lease term are recognized on a straight-line basis over the lease term.

Bank-owned life insurance

The Bank has purchased life insurance coverage on certain employees. The one-time premiums paid for the policies, which coincide with the initial cash surrender value, are recorded as assets on the Consolidated Statements of Condition. Increases or decreases in cash surrender value (other than proceeds from death benefits) are recorded as bank-owned life insurance income in the Consolidated Statements of Operations. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and any additional proceeds are recorded as noninterest income.

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

FDIC indemnification asset

The acquisition of AMCORE from the FDIC included a loss share agreement with the FDIC. The loss share agreement provides for reimbursement from the FDIC for a portion of losses on loans and foreclosed real estate (covered assets, collectively) over a defined period of time subsequent to the acquisition date. An indemnification asset was recorded at fair value at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. As expected losses on the covered loans increase and BHB records a provision for credit losses (“PCL”), the value of the indemnification asset increases to offset the loss in PCL. Conversely, as expected cash flows increase and result in increased interest income, the reduction in the indemnification asset receivable is recorded over time in non-interest expense. The loss assumptions used in determining the FDIC indemnification asset are consistent with those used in valuing the related covered loans. Subsequent to acquisition, the indemnification asset is adjusted for changes in estimated cash flows and reduced for payments from the FDIC for reimbursement of losses. The indemnification asset is separate from the covered assets, is not contractually embedded in the covered assets and is not transferrable with the covered assets in the event of a sale or disposition of the covered assets. It is included in other assets on the Consolidated Statements of Condition and accretion is recognized in other noninterest income in the Bank’s Consolidated Statements of Operations. See Note 28 to the Consolidated Financial Statements for additional information.

Diners Club Rewards liability

The Bank issues Diners Club charge cards to corporate and professional clients in the U.S. The Diners Club Rewards program provides cardholders the opportunity to earn points that can be redeemed for a variety of rewards including air and travel, retail certificates and merchandise. The rewards liability represents the estimated cost of points earned to date that are expected to be redeemed. The rewards liability is included in other liabilities on the Consolidated Statements of Condition and the associated cost is recorded as an offset to charge card income.

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

Loan sales and loan securitization

The Bank recognizes the sale of loans or other financial assets when the transferred assets are legally isolated from its creditors and the appropriate accounting criteria are met. The Bank sells loans through securitization transactions. In a securitization, financial assets are transferred into trusts or to special purpose entities (“SPEs”) in transactions to effectively legally isolate the assets from the Bank. Where the transferor is a depository institution, legal isolation is accomplished through compliance with specific rules and regulations of the relevant regulatory authorities. ASC Topic 860 “Accounting For Transfers of Financial Assets” requires a true sale legal analysis to address several relevant factors, such as the nature and level of recourse to the transferor, and the amount and nature of any retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law, or powers of the FDIC as a conservator or receiver. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control and the rights of the transferee over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted. In a securitization, the trust or SPE issues beneficial interests in the form of senior and subordinated securities backed or collateralized by the assets sold to the trust. The senior classes of the asset-backed securities typically receive investment grade credit ratings at the time of issuance. These ratings are generally achieved through the creation of lower-rated subordinated classes of asset-backed securities, as well as subordinated or residual interests. Securitized loans are removed from the balance sheet and a net gain or loss is recognized in noninterest income at the time of initial sale, and each subsequent sale for revolving securitization structures. Gains or losses recognized on the sale of the loans depend on the fair value of the loans sold.

The Bank’s loan sales and securitizations are generally structured without recourse to the Bank except for representations and warranties.

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

Deferred tax assets and liabilities, as determined by the temporary differences between financial reporting and tax bases of assets and liabilities, are computed using enacted tax rates and laws. The effect on deferred tax assets and liabilities of a change in tax rates or law is recognized as income or expense in the period including the enactment date. In addition, the Bank assesses the likelihood that deferred tax assets will be realized in future periods and recognizes a valuation allowance for those assets where it is more likely than not such assets will not be realized. Management’s assessment of the Bank’s ability to realize these deferred tax assets includes the use of management’s judgment and estimates of items such as future taxable income, future reversal of existing temporary differences, carrybacks to prior years and, if appropriate, the use of future tax planning strategies.

Cash flows

In the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and demand balances due from banks, interest-bearing deposits at banks and federal funds sold and securities purchased under agreement to resell. These instruments meet the definition of cash and cash equivalents as they all have maturities of three months or less.

Management’s estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The areas requiring significant management judgment include fair value of assets and liabilities acquired, provision and allowance for loan losses, valuation of income tax assets and liabilities, pension cost, postretirement and postemployment benefits, valuation of goodwill and intangible assets, valuation of Diners Club Rewards liability, estimation of expected cash flows for purchased credit-impaired loans and loss reimbursements, valuation of derivatives, mortgage servicing rights, and securities, and temporary vs. other-than-temporary impairment of securities.

Recent accounting standards

The Bank adopted ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” in 2012. The standard clarifies the existing guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The adoption of this ASU did not have an impact on the Bank’s financial position or results of operations. See Note 5 to the Consolidated Financial Statements for disclosures on troubled debt restructurings required by this ASU.

The Bank adopted ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” in 2012. The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The adoption of the ASU did not have an impact on the Bank’s financial position or results of operations.

The Bank adopted ASU 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs,” in 2012. The amendments in this Update are the result of the work by the Financial Accounting Standards Board and the International Accounting Standards Board to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of this standard had no impact on the Bank’s financial position or results of operations. See Note 11 to the Consolidated Financial Statements for additional fair value disclosures required by this ASU.

The FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” in June 2011. The standard eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. It requires companies to present reclassification adjustments from other comprehensive income to net income in the statements of net income and other comprehensive income. In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Account Standards Update No. 2011-05”. This ASU indefinitely defers the requirement in ASU 2011-05 related to reclassification adjustments. The Bank adopted the other requirements in ASU 2011-05 in 2012 without impact to its financial position or results of operations.

The Bank adopted ASU 2011-08, “Testing Goodwill for Impairment,” in 2012. The standard permits an entity to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before performing the two-step goodwill impairment test. If an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then it is not necessary to perform the two-step impairment test. There was no impact to the Bank’s financial position or results of operations as a result of adopting this ASU.

The FASB issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” in December 2011. The amendment requires enhanced disclosures by requiring improved information about financial instruments and derivative instruments that may be offset or are subject to an enforceable master netting arrangement or similar agreement. The amendment will be effective for the Bank for the annual reporting period ending December 31, 2013. The amendment impacts presentation only and will not have an impact on the Bank’s financial position or results of operations.

The FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution,” in October 2012. This update addresses diversity in practice in accounting for indemnification assets recognized as a result of a government-assisted acquisition of a financial institution when a change in the cash flows expected to be collected on the indemnification asset occurs. In this instance, an entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification, and any amortization of changes in value should be limited to the contractual term of the indemnification agreement. This ASU permits early adoption; the Bank adopted this ASU during 2012 with no impact to its financial position or results of operations.

2.    Business Combinations

The Bank records the net assets of companies that it acquires at their estimated fair value at the date of acquisition and includes the results of operations of the acquired companies in the Consolidated Statement of Operations from the date of acquisition. The Bank recognizes, as goodwill, the excess of the acquisition price over the estimated fair value of the net assets acquired.

Marshall & Ilsley Corporation

On July 5, 2011, BMO completed the acquisition of M&I for consideration of approximately $4.3 billion paid in BMO common shares, with fractional entitlements to BMO common shares paid in cash. Each common share of M&I was exchanged for 0.1257 of a BMO common share, resulting in the issuance of approximately 67 million BMO common shares. The value of the common shares was arrived at using the average of BMO common share price prevailing during the day the business combination closed. BMO contributed the net assets of M&I to BFC in exchange for 105 BFC common shares. BFC then contributed cash and shares of M&I Marshall and Ilsley Bank and M&I Bank N.A. (collectively, “M&I Bank”) to BHB in exchange for 30.8 million BHB common shares, which increased BHB’s surplus by $6.0 billion. In addition, immediately prior to the completion of the transaction, BFC purchased M&I’s Troubled Asset Relief Program (“TARP”) preferred shares and warrants from the U.S. Treasury for approximately $1.7 billion. BFC subsequently recorded the cancellation of the TARP preferred shares and warrants.

Immediately upon acquisition, M&I merged with and into BFC, and M&I Bank merged with and into BHB. In addition, The Harris Bank N.A. (a subsidiary of Bankcorp) merged with and into BHB. At that time, Harris N.A. changed its name to BMO Harris Bank N.A. BHB assumed approximately $46.8 billion in assets, including approximately $30.2 billion in loans, and $35.5 billion in deposits from M&I. BHB recorded goodwill of $2,041.2 million which is not deductible for tax purposes. As part of the acquisition, BHB recorded a core deposit intangible asset of $483.9 million to be amortized on an accelerated basis over a period of 10 years, a customer relationship intangible asset of $146.5 million to be amortized on an accelerated basis over a period of 15 years and a credit card portfolio intangible asset of $24.6 million to be amortized over a period of 15 years. The results of operations for M&I Bank have been included in BHB’s consolidated financial statements since July 5, 2011. This acquisition substantially increased BHB’s assets, geographic presence, scope of operations and customer base.

US GAAP allows the acquirer to refine estimates of the fair value attributed to the assets acquired and liabilities assumed as at the acquisition date for up to one year. As additional information regarding the fair value of the acquisition became known, adjustments to goodwill were made accordingly.

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

The following table summarizes the adjusted estimated fair value of the assets acquired and liabilities assumed of M&I and AMCORE at their respective dates of acquisition:

	2011	2010
	M&I (1)	AMCORE
	(In thousands)
Cash and cash equivalents (2)	$2,903,052	$413,568
Securities available-for-sale	5,592,094	9,931
Trading account assets and derivative instruments	216,657	—
Loans	30,398,546	1,525,626
Premises and equipment	453,758	20,857
Goodwill	2,045,782	84,572
Other intangible assets	679,251	22,353
FDIC indemnification asset	—	427,521
Other real estate owned	322,140	23,011
Other assets	4,793,292	38,058

Total assets	$47,404,572	$2,565,497

Deposits	$35,374,553	$2,172,542
Borrowings	4,855,288	137,409
Accrued expenses	503,507	—
Other liabilities	681,613	14,163

Total liabilities	$41,414,961	$2,324,114

Purchase of TARP	1,718,250	—

Purchase price	$4,271,361	$241,383

(1)	Assets and liabilities of M&I were acquired by BFC. BFC contributed 95% of the above net assets acquired to BHB.
(2)	Cash and cash equivalents includes interest-bearing deposits at banks.

3.    Securities

The amortized cost and estimated fair value of securities available-for-sale were as follows:

	December 31, 2012				December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(In thousands)				(In thousands)
U.S. Treasury	$790,467	$58	$(172)	$790,353	$170,008	$4	$—	$170,012
U.S. government agency	2,479,349	7,931	(1,026)	2,486,254	2,213,150	13,685	(124)	2,226,711
U.S. government sponsored mortgage-backed	6,087,081	59,350	(4,124)	6,142,307	5,865,517	100,064	(1,678)	5,963,903
State and municipal	1,710,985	52,138	(2,944)	1,760,179	1,199,807	61,631	(9,345)	1,252,093
Non-mortgage asset backed	2,017,978	1,832	(538)	2,019,272	1,419,180	5,137	(1,810)	1,422,507
Corporate debt securities	210,908	1,412	(56)	212,264	239,180	247	(472)	238,955
Foreign corporate debt securities	1,575,430	42,195	—	1,617,625	1,152,968	441	(12,141)	1,141,268
Foreign government debt securities	393,427	8,618	(9)	402,036	195,622	3	(853)	194,772
Other	8,905	—	—	8,905	79,543	—	—	79,543

Total securities available-for-sale	$15,274,530	$173,534	$(8,869)	$15,439,195	$12,534,975	$181,212	$(26,423)	$12,689,764

The following table summarizes unrealized losses (for available-for-sale securities with unrealized losses as of December 31, 2012 and 2011), and the related fair value of the securities with unrealized losses. As of December 31, 2012, the Bank had 531 available-for-sale securities (683 in 2011) with unrealized losses totaling $8.9 million (unrealized losses of $26.4 million in 2011). Of these available-for-sale securities, 5 have been in an unrealized loss position continuously for more than twelve months (18 in 2011), amounting to an unrealized loss position of $31 thousand (unrealized loss position of $0.1 million in 2011). These unrealized losses are primarily attributable to changes in interest rates and not from deterioration in the creditworthiness of the issuers. It is the Bank’s intention to not sell and it does not believe it will be required to sell these securities before any anticipated recovery of their amortized cost basis. Based on these factors, management has determined that the unrealized losses are not other-than-temporary in nature. However, due to market and economic conditions there is the potential for other-than-temporary impairment charges in future periods.

	Length of Continuous Unrealized Loss Position
	Less than 12 months		12 months or longer			Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2012
U.S. Treasury	$121,571	$(172)	$—	$—	—	$121,571	$(172)
U.S. government agency	609,738	(1,026)	—	—	—	609,738	(1,026)
U.S. government sponsored mortgage-backed	1,548,061	(4,123)	52	(1)	3	1,548,113	(4,124)
State and municipal	639,380	(2,914)	968	(30)	2	640,348	(2,944)
Non-mortgage asset backed	415,439	(538)	—	—	—	415,439	(538)
Corporate debt securities	93,310	(56)	—	—	—	93,310	(56)
Foreign government debt securities	2,889	(9)	—	—	—	2,889	(9)

Temporarily impaired securities — available-for-sale	$3,430,388	$(8,838)	$1,020	$(31)	5	$3,431,408	$(8,869)

December 31, 2011
U.S. government agency	$976,524	$(124)	$—	$—	—	$976,524	$(124)
U.S. government sponsored mortgage-backed	616,001	(1,678)	—	—	—	616,001	(1,678)
State and municipal	187,427	(9,221)	5,130	(124)	18	192,557	(9,345)
Non-mortgage asset backed	746,653	(1,810)	—	—	—	746,653	(1,810)
Corporate debt securities	71,917	(472)	—	—	—	71,917	(472)
Foreign corporate debt securities	978,367	(12,141)	—	—	—	978,367	(12,141)
Foreign government debt securities	193,369	(853)	—	—	—	193,369	(853)

Temporarily impaired securities — available-for-sale	$3,770,258	$(26,299)	$5,130	$(124)	18	$3,775,388	$(26,423)

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities can differ from contractual maturities since borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Maturities:
Within 1 year	$2,353,343	$2,355,720
1 to 5 years	5,609,897	5,686,772
5 to 10 years	1,406,872	1,431,966
Over 10 years	5,895,513	5,955,832
Other securities without stated maturity	8,905	8,905

Total securities	$15,274,530	$15,439,195

At December 31, 2012 and 2011, available-for-sale and trading account securities having a carrying amount of $3.1 billion and $4.5 billion respectively, were pledged as collateral for certain liabilities, securities sold under agreement to repurchase, public and trust deposits, trading account activities and for other purposes where permitted or required by law. The Bank maintains effective control over the securities sold under agreement to repurchase and accounts for the transactions as secured borrowings.

In 2012, 2011 and 2010, proceeds from the sale of securities available-for-sale amounted to $1.5 billion, $2.1 billion and $0.5 billion respectively. Gross gains of $41 million and gross losses of $2.6 million were realized on these sales in 2012. Gross gains of $38.5 million and gross losses of $11.0 million were realized on these sales in 2011, while gross gains of $6.6 million and gross losses of $50 thousand were realized on these sales in 2010. Net realized and unrealized gains on trading securities during 2012, 2011 and 2010 were $41.9 million, $12.3 million and $29.6 million, respectively. $28 million and $7.0 million of net unrealized gains were related to trading securities still held as of December 31, 2012 and 2011, respectively.

Auction rate securities

ARS are typically short-term notes issued in the United States to fund long-term, fixed rate debt instruments (corporate or municipal bonds primarily issued by municipalities, student loan authorities and other sponsors). The interest rate on ARS is regularly reset every 7 to 35 days through auctions managed by financial institutions. A disruption in the market for ARS occurred in 2008. Certain customer-managed portfolios held these securities, which were no longer liquid. Certain of the Bank’s subsidiaries purchased such securities from customers, at par value, and certain of those securities remained in the Bank’s available-for-sale securities as of December 31, 2011.

On July 5, 2011, as part of BMO’s acquisition of M&I, the Bank acquired $26.4 million of ARS, which are classified as available-for-sale and are included within the “state and municipal” category.

For the year ended December 31, 2011, ARS held as available-for-sale with a gross par value of $30.3 million were sold or called and a gain of $5.1 million was recorded to net securities gains, other than trading in the Consolidated Statements of Operations. During 2011, a credit-related impairment charge of $0.5 million on 9 ARS was recorded to other noninterest income on the Consolidated Statement of Operations. The carrying value of remaining ARS was $21.5 million as of December 31, 2011.

For the year ended December 31, 2012, ARS held as available-for-sale with a gross par value of $28.9 million were sold or called and a gain of $0.3 million was recorded to net securities gains, other than trading in the Consolidated Statements of Operations. During 2012, no credit-related impairment charges were recorded. The carrying value of remaining ARS was zero as of December 31, 2012.

There was no liability relating to the purchase of ARS as of December 31, 2012 or 2011.

4.    Loans

The following table summarizes loan balances by category:

	December 31
	2012	2011
	(In thousands)
Commercial
Commercial and industrial (1)	$18,857,276	$15,011,699
Commercial real estate mortgages	9,025,638	11,125,272
Construction and development	1,313,400	2,140,036

Total commercial	$29,196,314	$28,277,007

Consumer
Residential real estate mortgages	$8,695,921	$9,539,439
Home equity	6,527,658	7,329,357
Other consumer	6,794,927	5,979,889

Total consumer	$22,018,506	$22,848,685

Total loans (2)	$51,214,820	$51,125,692
Less unearned income	76,515	65,630

Loans, net of unearned income	$51,138,305	$51,060,062
Less allowance for loan losses	760,075	760,851

Loans, net of allowance for loan losses	$50,378,230	$50,299,211

(1)	Includes $535.3 million and $454.1 million of lease financing receivables net of unearned income of $53.7 million and $52.1 million at December 31, 2012 and December 31, 2011, respectively.

(2)	Includes $652.5 million and $863.6 million of acquired loans subject to loss share agreement at December 31, 2012 and December 31, 2011, respectively.

The following tables summarize payment status of loans and leases by category as of December 31, 2012 and 2011. The measurement of delinquency is based on the contractual terms of each loan. Loans that are 30 days or more past due in terms of payment are considered past due. Loan delinquencies exclude loans held for sale.

	December 31, 2012
	(In thousands)
	Current	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Nonaccrual	PCI Loans	Total
Commercial
Commercial and industrial	$18,214,978	$178,701	$43,690	$169,501	$250,406	$18,857,276
Commercial real estate mortgages	7,330,503	324,818	101,162	568,471	700,684	9,025,638
Construction and development	883,695	77,348	25,103	154,415	172,839	1,313,400

Total commercial	$26,429,176	$580,867	$169,955	$892,387	$1,123,929	$29,196,314

Consumer
Residential real estate mortgages	$7,768,967	$300,126	$52,241	$447,478	$127,109	$8,695,921
Home equity	6,148,890	88,473	7,936	251,501	30,858	6,527,658
Other consumer	6,715,529	51,701	8,891	5,051	13,755	6,794,927

Total consumer	$20,633,386	$440,300	$69,068	$704,030	$171,722	$22,018,506

Total	$47,062,562	$1,021,167	$239,023	$1,596,417	$1,295,651	$51,214,820

	December 31, 2011
	(In thousands)
	Current	30-89 Days Past Due and Still Accruing	90+ Days Past Due and Still Accruing	Nonaccrual	PCI Loans	Total
Commercial
Commercial and industrial	$14,456,772	$98,253	$9,598	$118,319	$328,757	$15,011,699
Commercial real estate mortgages	9,197,353	214,381	24,520	410,482	1,278,536	11,125,272
Construction and development	1,395,976	65,062	—	106,843	572,155	2,140,036

Total commercial	$25,050,101	$377,696	$34,118	$635,644	$2,179,448	$28,277,007

Consumer
Residential real estate mortgages	$8,700,988	$265,992	$48,608	$272,502	$251,349	$9,539,439
Home equity	7,027,859	83,803	6,431	147,993	63,271	7,329,357
Other consumer	5,891,115	48,873	9,669	5,044	25,188	5,979,889

Total consumer	$21,619,962	$398,668	$64,708	$425,539	$339,808	$22,848,685

Total	$46,670,063	$776,364	$98,826	$1,061,183	$2,519,256	$51,125,692

At December 31, 2012, nonperforming and performing troubled debt restructured loans totaled $136.5 million and $89.3 million, respectively. At December 31, 2011, nonperforming and performing restructured loans totaled $141.2 million and $86.8 million, respectively. Commitments to lend additional funds on nonperforming restructured loans totaled $14.2 million and $13.6 million at December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, the Bank had no aggregate public or private sector outstandings to any single foreign country experiencing liquidity problems which exceeded one percent of the Bank’s consolidated assets. At December 31, 2012 and 2011 commercial loans with a carrying value of $8.8 billion and $12.8 billion, respectively, were pledged to secure potential borrowings with the Federal Reserve. At December 31, 2012 and 2011, first mortgage loans on 1-4 family homes with a carrying value of $5.6 billion and $6.5 billion, respectively, were pledged to secure borrowings from the Federal Home Loan Bank of Chicago (“FHLB”).

Purchased credit-impaired loans

The Bank’s acquisitions of M&I and AMCORE included both PCI loans and purchased performing loans. As permitted, the Bank accounts for all loans acquired from AMCORE and loans with deteriorated credit quality acquired from M&I as PCI loans. The following information includes all loans accounted for as PCI loans. See Note 2 to the Consolidated Financial Statements for additional information on business combinations.

The following table provides details on loans accounted for as PCI as of the respective acquisition dates.

	M&I	AMCORE
	(In thousands)
Contractually required payments including interest	$4,753,687	$2,231,354
Nonaccretable difference	2,584,702	509,753

Cash flows expected to be collected (undiscounted)	$2,168,985	$1,721,601
Accretable yield	178,506	195,975

Fair value of purchased loans	$1,990,479	$1,525,626

The following table presents the change in accretable yield related to the acquired PCI loans.

	2012	2011
	(In thousands)
Accretable yield, beginning of year	$450,862	$193,345
Additions	—	178,506
Removals	(182,283)	(66,729)
Accretion	(291,017)	(136,700)
Reclassification from nonaccretable difference	643,181	282,440

Accretable yield, end of year	$620,743	$450,862

The carrying amount and outstanding balance of all PCI loans are presented in the table below.

	December 31
	2012	2011
	(In thousands)
Contractual outstanding balance	$2,639,200	$4,396,112
Carrying amount	$1,295,651	$2,519,256

The carrying amount of all nonaccreting purchased credit-impaired loans at December 31, 2012 and 2011 was $2.2 million and $7.5 million, respectively.

The following table reflects the changes in the allowance for loan losses associated with purchased credit-impaired loans and other acquired loans.

	2012	2011
	(In thousands)
Balance, beginning of year	$44,259	$12,722
Provisions charged to expense	40,847	29,730
Recapture of previous impairment	(15,083)	(10,754)
Losses partially recoverable under loss share agreement	1,178	12,561

Balance, end of year	$71,201	$44,259

5.  Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the loan portfolio as well as probable losses related to specific loans. The allowance is maintained at a level that is considered adequate to absorb all estimated or inherent losses in the loan portfolio. A determination of the allowance is based upon a quantitative analysis of the portfolio, adjusted for management’s current judgments about credit quality of the loan portfolio. Management considers known relevant qualitative factors that affect loan collectability. Internal qualitative factors include credit quality trends and changes in portfolio concentration. External qualitative factors include industry, economic and regional trends and areas of stress, legal and regulatory legislation affecting account management processes, and changes in lending practice.

The changes in the allowance for loan losses for the year ended December 31, 2012 are as follows:

	Commercial and Industrial	Commercial Real Estate Mortgages	Construction and Development	Residential Real Estate Mortgages	Home Equity	Other Consumer	Total
	(In thousands)
Balance, beginning of year	$203,911	$183,402	$32,658	$116,311	$166,101	$58,468	$760,851
Charge-offs	(73,869)	(114,467)	(79,929)	(176,057)	(226,388)	(75,825)	(746,535)
Recoveries	36,891	32,724	11,576	19,219	16,704	37,104	154,218
Provisions charged to expense	89,233	57,782	56,067	153,400	183,673	50,207	590,362
Losses partially recoverable under loss share agreement	—	1,269	—	(831)	—	740	1,178

Balance, end of year	$256,166	$160,710	$20,372	$112,042	$140,090	$70,694	$760,074

Allowance for loan losses
Specifically evaluated for impairment	$28,161	$28,611	$5,904	$27,952	$—	$—	$90,628
Collectively evaluated for impairment	228,005	132,099	14,468	84,090	140,090	70,694	669,446

Total allowance for loan losses	$256,166	$160,710	$20,372	$112,042	$140,090	$70,694	$760,074

Loans and leases
Specifically evaluated for impairment	$169,501	$568,471	$154,415	$447,478	$251,501	$5,051	$1,596,417
Collectively evaluated for impairment	18,687,775	8,457,167	1,158,985	8,248,443	6,276,157	6,789,876	49,618,403

Total loans and leases	$18,857,276	$9,025,638	$1,313,400	$8,695,921	$6,527,658	$6,794,927	$51,214,820

The changes in the allowance for loan losses for the year ended December 31, 2011 are as follows:

	Commercial and Industrial	Commercial Real Estate Mortgages	Construction and Development	Residential Real Estate Mortgages	Home Equity	Other Consumer	Total
	(In thousands)
Balance, beginning of year	$195,394	$179,493	$20,297	$113,954	$149,500	$63,250	$721,888
Charge-offs	(80,233)	(29,489)	(14,899)	(77,823)	(143,728)	(74,762)	(420,934)
Recoveries	43,462	765	1,363	7,410	7,010	44,113	104,123
Provisions charged to expense	45,360	36,281	25,897	57,589	153,340	24,746	343,213
Losses partially recoverable under loss share agreement	(72)	(3,648)	—	15,181	(21)	1,121	12,561

Balance, end of year	$203,911	$183,402	$32,658	$116,311	$166,101	$58,468	$760,851

Allowance for loan losses
Specifically evaluated for impairment	$16,106	$40,587	$7,912	$24,706	$—	$—	$89,311
Collectively evaluated for impairment	187,805	142,815	24,746	91,605	166,101	58,468	671,540

Total allowance for loan losses	$203,911	$183,402	$32,658	$116,311	$166,101	$58,468	$760,851

Loans and leases
Specifically evaluated for impairment	$125,072	$410,481	$106,844	$272,949	$147,994	$5,320	$1,068,660
Collectively evaluated for impairment	14,886,627	10,714,791	2,033,192	9,266,490	7,181,363	5,974,569	50,057,032

Total loans and leases	$15,011,699	$11,125,272	$2,140,036	$9,539,439	$7,329,357	$5,979,889	$51,125,692

Asset quality indicators

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

The Bank uses separate internal risk rating systems to identify commercial credit risk and consumer credit risk. The systems are designed to provide a consistent method to assess the credit risk of the Banks’s loan customers. An assessment of the overall performance of each risk rating system is completed at least annually to confirm that credit risk measures react to changes in the credit environment in a manner consistent with the Bank’s rating philosophy. Commercial risk ratings are used to determine the frequency of review of credit exposures and to evaluate and determine the allowance for commercial loan losses. The risk rating system measures the probability of default of a borrower and the loss given default of the credit facilities. Risk ratings are based on an assessment of the borrower’s capacity to meet its financial obligations over a one-year horizon which incorporates a wide range of possible economic conditions. The consumer risk rating system identifies consumer credit risk based on the segmentation of the consumer portfolio into pools with homogeneous risk characteristics. The homogeneity of the pools enables accurate and consistent estimation of default or loss characteristics at the pool level. Defaulted credit facilities are segmented separately from non-defaulted credit facilities. The system uses the measurement of expected loss based on probability of default and loss given default or a roll rate model based on trends in delinquency, charge-offs and recoveries including statistical analysis to identify relationships between key economic variables and portfolio loss.

Pass ratings represent commercial exposures that exhibit low probabilities of default and the borrowers have the strongest credit quality. Watch list ratings represent exposures that exhibit potential weaknesses and early warning signals to significant default risk. Impaired risk ratings represent exposures that have been classified as in default and include all nonperforming loans.

Impaired loans are defined as those where it is probable that amounts due for principal or interest according to contractual terms will not be collected. Impaired loans include commercial loans designated nonaccrual and both commercial and consumer loans modified in trouble debt restructurings. Impaired loans exclude PCI loans because they are recorded at fair value at acquisition based on the amount expected to be collected.

The following table presents information related to impaired loans as of December 31, 2012.

	Recorded Investment	Unpaid Principal Balance	Specific Reserve
	(In thousands)
With a specific allowance:
Commercial
Commercial and industrial	$35,112	$36,944	$28,161
Commercial real estate mortgages	126,933	148,538	28,611
Construction and development	14,075	18,116	5,904

Total commercial	$176,120	$203,598	$62,676

Consumer
Residential real estate mortgages	$117,457	$139,192	$27,952
Home equity	—	—	—
Other consumer	—	—	—

Total consumer	$117,457	$139,192	$27,952

Total with a specific allowance	$293,577	$342,790	$90,628

With no specific allowance:
Commercial
Commercial and industrial	$134,389	$274,345	$—
Commercial real estate mortgages	441,538	627,500	—
Construction and development	140,340	162,063	—

Total commercial	$716,267	$1,063,908	$—

Consumer
Residential real estate mortgages	$330,021	$588,773	$—
Home equity	251,501	318,628	—
Other consumer	5,051	5,632	—

Total consumer	$586,573	$913,033	$—

Total with no specific allowance	$1,302,840	$1,976,941	$—

Total:
Commercial
Commercial and industrial	$169,501	$311,289	$28,161
Commercial real estate mortgages	568,471	776,038	28,611
Construction and development	154,415	180,179	5,904

Total commercial	$892,387	$1,267,506	$62,676

Consumer
Residential real estate mortgages	$447,478	$727,965	$27,952
Home equity	251,501	318,628	—
Other consumer	5,051	5,632	—

Total consumer	$704,030	$1,052,225	$27,952

Total	$1,596,417	$2,319,731	$90,628

The following table presents information related to impaired loans as of December 31, 2011.

	Recorded Investment	Unpaid Principal Balance	Specific Reserve
	(In thousands)
With a specific allowance:
Commercial
Commercial and industrial	$16,213	$20,661	$16,106
Commercial real estate mortgages	150,777	179,695	40,587
Construction and development	23,890	28,924	7,912

Total commercial	$190,880	$229,280	$64,605

Consumer
Residential real estate mortgages	$93,669	$108,075	$24,706
Home equity	—	—	—
Other consumer	—	—	—

Total consumer	$93,669	$108,075	$24,706

Total with a specific allowance	$284,549	$337,355	$89,311

With no specific allowance:
Commercial
Commercial and industrial	$108,859	$166,567	$—
Commercial real estate mortgages	259,704	339,880	—
Construction and development	82,954	93,716	—

Total commercial	$451,517	$600,163	$—

Consumer
Residential real estate mortgages	$179,280	$233,655	$—
Home equity	147,994	141,785	—
Other consumer	5,320	4,625	—

Total consumer	$332,594	$380,065	$—

Total with no specific allowance	$784,111	$980,228	$—

Total:
Commercial
Commercial and industrial	$125,072	$187,228	$16,106
Commercial real estate mortgages	410,481	519,575	40,587
Construction and development	106,844	122,640	7,912

Total commercial	$642,397	$829,443	$64,605

Consumer
Residential real estate mortgages	$272,949	$341,730	$24,706
Home equity	147,994	141,785	—
Other consumer	5,320	4,625	—

Total consumer	$426,263	$488,140	$24,706

Total	$1,068,660	$1,317,583	$89,311

The following table presents average impaired loans and the related interest income for the years ended December 31, 2012 and 2011.

	Years Ended December 31
	2012	2011
	(In thousands)
Average impaired loans	$1,534,965	$964,008

Total interest income on impaired loans recorded on a cash basis	$40,893	$13,304

The allowance for off-balance-sheet credit losses was $195.9 million and $244.1 million at December 31, 2012 and 2011, respectively. The reserve is recorded in other liabilities on the Consolidated Statements of Condition.

The following tables detail credit exposure by credit quality indicator for loans and leases at December 31, 2012 and 2011.

	December 31, 2012
	(In thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages	Construction and Development	Residential Real Estate Mortgages	Home Equity	Other Consumer	Total
Commercial risk stratum
Impaired	$169,501	$568,471	$154,415	$—	$—	$—	$892,387
Watch list	1,743,307	2,602,194	525,980	—	—	—	4,871,481
Pass	16,944,468	5,854,973	633,005	—	—	—	23,432,446
Consumer credit score
620 or less	—	—	—	369,575	272,090	36,650	678,315
621-720	—	—	—	2,543,266	2,039,881	1,068,448	5,651,595
721 or greater	—	—	—	5,097,307	3,803,579	5,520,978	14,421,864
Not rated	—	—	—	685,773	412,108	168,851	1,266,732

Total loans and leases	$18,857,276	$9,025,638	$1,313,400	$8,695,921	$6,527,658	$6,794,927	$51,214,820

	December 31, 2011
	(In thousands)
	Commercial and Industrial	Commercial Real Estate Mortgages	Construction and Development	Residential Real Estate Mortgages	Home Equity	Other Consumer	Total
Commercial risk stratum
Impaired	$125,072	$410,481	$106,844	$—	$—	$—	$642,397
Watch list	2,214,356	3,660,914	841,286	—	—	—	6,716,556
Pass	12,672,271	7,053,877	1,191,906	—	—	—	20,918,054
Consumer credit score
620 or less	—	—	—	430,663	281,789	73,726	786,178
621-720	—	—	—	2,729,131	2,432,360	979,627	6,141,118
721 or greater	—	—	—	5,386,702	4,180,401	4,254,755	13,821,858
Not rated	—	—	—	992,943	434,807	671,781	2,099,531

Total loans and leases	$15,011,699	$11,125,272	$2,140,036	$9,539,439	$7,329,357	$5,979,889	$51,125,692

Troubled debt restructuring

Loans are classified as TDRs when the borrower has experienced financial difficulties and the Bank has made certain concessionary modifications to the contractual terms of the loan for economic or legal reasons related to the borrower’s financial difficulty that the Bank would not otherwise consider. The Bank considers one or a combination of the following to be concessions: (1) a reduction of the stated interest rate, (2) an extension of the maturity date or dates at a stated interest rate different than the current market rate for a new loan with a similar term, or (3) forgiveness of principal or accrued interest. Renegotiated loans are permitted to remain on accrual status or are returned to accrual status when receipt of principal and interest payments as they become contractually due is not in doubt based on the preponderance of evidence from a current credit assessment, the borrower’s successful past performance, or successful performance under the modified terms for periods ranging from three months to over nine months depending on the borrower and type of loan restructured. Most loans are placed on nonaccrual status when renegotiated in a restructuring. As a result, TDRs that migrate from accrual status to nonaccrual status are not significant. PCI loans are excluded from TDR designation as changes in expected cash flows resulting from loan modifications are considered in the evaluation of the PCI loan pool for possible impairment.

The following table presents additions to nonaccrual TDRs for the year-ended December 31, 2012.

	Year ended December 31, 2012
	Number of contracts	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
		(in thousands)
Commercial
Commercial and industrial	28	$6,488	$6,488
Commercial real estate mortgages	20	14,695	12,938
Construction and development	6	8,078	7,367

Total commercial		$29,261	$26,793

Consumer
Residential real estate mortgages	71	$12,452	$11,076
Home equity and other consumer	7	311	311

Total consumer		$12,763	$11,387

Total nonaccrual TDRs		$42,024	$38,180

The following table presents additions to TDRs accruing interest for the year ended December 31, 2012.

	Year ended December 31, 2012
	Number of contracts	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
		(in thousands)
Commercial
Commercial and industrial	16	$3,021	$3,021
Commercial real estate mortgages	3	731	731
Construction and development	7	468	466

Total commercial		$4,220	$4,218

Consumer
Residential real estate mortgages	67	$11,852	$11,292
Home equity and other consumer	6	225	225

Total consumer		$12,077	$11,517

Total TDRs accruing interest		$16,297	$15,735

The following table presents TDR loans outstanding.

	December 31,
	2012	2011
	(In thousands)
TDRs accruing interest:
Commercial
Commercial and industrial	$3,671	$2,500
Commercial real estate mortgages	1,981	10,556
Construction and development	855	2,518

Total commercial	$6,507	$15,574

Consumer
Residential real estate mortgages	$82,799	$71,183
Home equity and other consumer	27	—

Total consumer	$82,826	$71,183

Total TDRs accruing interest	$89,333	$86,757

Nonaccrual TDRs:
Commercial
Commercial and industrial	$8,240	$38,080
Commercial real estate mortgages	51,284	47,779
Construction and development	16,873	24,248

Total commercial	$76,397	$110,107

Consumer
Residential real estate mortgages	$57,838	$30,584
Home equity and other consumer	2,233	523

Total consumer	$60,071	$31,107

Total nonaccrual TDRs	$136,468	$141,214

6.    Premises and Equipment

Premises and equipment are recorded at cost less accumulated depreciation and amortization. A summary of these accounts is set forth below:

	December 31
	2012	2011
	(In thousands)
Land	$222,632	$231,886
Buildings	605,322	544,658
Computer equipment and software	656,204	596,478
Other equipment	150,068	156,197
Leasehold improvements	134,862	138,718

Total	$1,769,088	$1,667,937
Accumulated depreciation and amortization	753,642	686,326

Premises and equipment	$1,015,446	$981,611

Depreciation and amortization expense was $139.1 million, $106.4 million and $72.1 million in 2012, 2011 and 2010, respectively.

The Bank recognized gains in other noninterest income of $3.4 million, $0.6 million and $0.9 million in 2012, 2011 and 2009, respectively from the sale of property previously held for use. Property held for sale is recorded in other assets at the lower of cost or fair value less estimated selling costs. See Note 29 to the Consolidated Financial Statements for additional information on other assets.

7.    Goodwill and Other Intangible Assets

Goodwill

The Bank records acquisitions by allocating the purchase price paid to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their fair values at the date of acquisition. Any excess of the amount paid over the fair value of those net assets is considered to be goodwill.

Goodwill is not amortized; however, it is assessed for impairment at least annually. The impairment test consists of allocating goodwill to the Bank’s reporting units (groups of businesses with similar characteristics) and then comparing the book value of the reporting units, including goodwill, to their fair values. Fair value is determined primarily using discounted cash flows. If the carrying value of a reporting unit is determined to be in excess of its fair value, a second test is required to measure the amount of impairment. There were no write-downs of goodwill due to impairment during the years ended December 31, 2012, 2011 and 2010.

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

Changes in the carrying amount of the Bank’s goodwill for the years ended December 31, 2012 and 2011 are included in the following table:

	2012	2011
	(In thousands)
Goodwill at beginning of year	$2,771,723	$799,118
Acquisitions during the year	—	1,972,605
Other (1)	65,594	—

Goodwill at end of year	$2,837,317	$2,771,723

(1)	Includes the effect of accounting adjustments related to prior year acquisitions.

Intangibles

As of December 31, 2012 and 2011, the gross carrying amount and accumulated amortization of the Corporation’s amortizable intangible assets are included in the following tables:

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
Branch network	$145,000	$(145,000)	$—
Core deposits	651,722	(255,751)	395,971
Purchased credit card relationships	70,931	(21,477)	49,454
Customer relationships	139,141	(21,103)	118,038
Other	1,310	(1,310)	—

Total finite life intangibles	$1,008,104	$(444,641)	$563,463

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(In thousands)
Branch network	$145,000	$(145,000)	$—
Core deposits	651,722	(164,649)	487,073
Purchased credit card relationships	70,931	(9,539)	61,392
Customer relationships	150,800	(7,771)	143,029
Other	1,310	(1,310)	—

Total finite life intangibles	$1,019,763	$(328,269)	$691,494

Total amortization expense for the Bank’s intangible assets was $117.0 million, $74.5 million and $26.0 million in 2012, 2011 and 2010, respectively.

There were no write-downs of intangible assets due to impairment during the years ended December 31, 2012, 2011 and 2010.

At December 31, 2012, estimated intangible asset amortization expense for existing intangible assets, excluding MSR, in each of the next five years and thereafter is as follows:

Year	Amount
(In thousands)
2013	$99,944
2014	85,828
2015	74,029
2016	65,741
2017	57,444
Thereafter	180,477

Total	$563,463

Mortgage servicing rights

The Bank engages in the servicing of mortgage loans and acquires MSR by purchasing or originating mortgage loans and then selling those loans with servicing rights retained. The Bank initially records MSR at estimated fair value and then measures the MSR using the amortization method. Fair value of MSR is estimated using discounted cash flow analyses. The analyses consider portfolio characteristics, servicing fees, prepayment assumptions, delinquency rates, late charges, other ancillary revenues, costs to service and other economic factors such as levels of supply and demand for servicing and interest rate trends. The estimated fair value of MSR is sensitive to changes in interest rates, including their effect on prepayment speeds. Prepayment assumptions are based on dealer consensus prepayment estimates and adjusted for geographical factors. The Bank stratifies its portfolio based on the predominant risk characteristics of loan type, term and origination date. MSR are amortized in proportion to, and over the period of, estimated net servicing income. MSR are periodically evaluated for impairment (and subsequent write-down) based on the fair value of those rights.

Serviced loans were $4.4 billion and $3.8 billion at December 31, 2012 and 2011, respectively. Servicing fees, late fees and ancillary fees are recorded in other noninterest income and totaled $9.5 million, $10.0 million and $9.0 million in 2012, 2011 and 2010, respectively. As additions to MSR from loan sales are recorded, income from these sales is recognized as other noninterest income. Amortization of MSR is recorded to other noninterest expense. MSR impairment is recognized as other noninterest expense using a valuation allowance to the extent that the carrying value exceeds estimated fair value. MSR is recorded in other assets on the Consolidated Statements of Condition.

Changes in the carrying amount of the Bank’s MSR for the years ended December 31, 2012, 2011 and 2010 are included in the following table:

	2012	2011	2010
	(In thousands)
MSR at beginning of year	$34,254	$32,182	$30,598
Originations	17,882	7,703	8,426
Acquired in acquisitions	—	2,000	—
Amortization	(9,780)	(7,631)	(6,842)

MSR at end of year	$42,356	$34,254	$32,182

Valuation allowance at beginning of year	$10,204	$3,898	$—
Addition, net	2,505	6,306	3,898

Valuation allowance at end of year	$12,709	$10,204	$3,898

MSR, net	$29,647	$24,050	$28,284

Fair value at beginning of year	$24,472	$30,526	$31,210
Fair value at end of year	30,540	24,472	30,526

8.    Deposits

The following table summarizes deposit balances by category:

	December 31
	2012	2011
	(In thousands)
Demand deposits	$28,661,067	$24,931,709
Demand deposits in foreign offices	—	2,628,071
Interest-bearing checking deposits	939,182	825,340
Money market accounts	30,135,614	29,950,585
Statement savings accounts	3,610,552	3,524,773
Savings certificates	9,473,125	11,348,628
Time deposits	1,880,524	1,743,427
Time deposits in foreign offices	350,738	671,226

Total deposits	$75,050,802	$75,623,759

At December 31, 2012, the scheduled maturities of savings certificates and time deposits are as follows:

Year	Amount
(In thousands)
2013	$8,708,396
2014	1,187,667
2015	1,039,146
2016	323,693
2017	284,125
Thereafter	161,360

Total	$11,704,387

Time deposits, including certificates of deposit, in denominations of $100,000 or more issued by domestic offices totaled $3.8 billion and $4.1 billion at December 31, 2012 and 2011, respectively. All time deposits in foreign offices were in denominations of $100,000 or more and totaled $0.4 million and $0.6 million at December 31, 2012 and 2011, respectively.

The Bank issues structured interest rate certificates of deposit and records these instruments at fair value, consistent with the election allowed under GAAP. The Bank enters into interest rate derivatives, which manage exposure to changes in the fair value of structured certificates of deposit caused by changes in interest rates. Structured interest rate certificates of deposit may have callable features that provide for higher returns to the investor, step-up features that provide for one or more increases in the interest rate, adjustments to the interest rate based on a predetermined benchmark rate or a link to the performance of a reference index. The Bank also issues structured certificates of deposit that are interest rate-linked, equity-linked, foreign currency-linked, debt-linked and commodity-linked and the Bank holds equity derivatives, foreign exchange derivatives and commodity derivatives in order to economically hedge changes in the fair value of the structured certificates of deposit. See Note 13 to the Consolidated Financial Statements for additional information on derivatives. The Bank elected the fair value option for all of the structured certificates of deposit in order to align the economic impact of changes in fair value of the structured certificates of deposit with the derivative instruments entered into to manage the economic risk. See Note 10 to the Consolidated Financial Statements for additional information on fair value measurements. The structured certificates of deposit are classified as deposits and interest is measured based on contractual interest rates and recorded as interest expense. At December 31, 2012, the fair value of the structured certificates of deposit was $86.7 million more than the principal balance of $1.5 billion. At December 31, 2011, the fair value of the structured certificates of deposit was $17.9 million less than the principal balance of $1.7 billion. The impact of recording the structured certificates of deposit at fair value was a decrease in noninterest income of $108.0 million, an increase in noninterest income of $19.6 million and a decrease in noninterest income of $6.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Bank recognized offsetting amounts on derivatives and other financial instrument contracts that are held to hedge changes in the fair value of these structured certificates of deposit. The change in fair value attributable to changes in the Bank’s credit risk was not material for the years ended December 31, 2012, 2011 and 2010.

9.     Securities Purchased Under Agreement to Resell, Securities Sold Under Agreement to Repurchase and Federal Funds Purchased and Sold

The Bank enters into purchases of securities, primarily U.S. Treasury and Federal agency securities under agreements to resell identical securities. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statements of Condition. Securities purchased under agreement to resell totaled $1.6 billion and $1.7 billion at December 31, 2012 and 2011, respectively.

The Bank also enters into sales of securities, primarily U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase totaled $279.3 million and $469.4 million at December 31, 2012 and 2011, respectively.

The Bank monitors the market value of the securities on a daily basis and adjusts the level of collateral, as appropriate. The Bank’s policy is to take possession of securities purchased under agreements to resell.

The Bank purchases and sells federal funds to other banks, typically in unsecured transactions. Federal funds sold are recorded as assets and federal funds purchased are recorded as liabilities in the Consolidated Statements of Condition. Federal funds sold totaled $85.2 million and $12.4 million at December 31, 2012 and 2011, respectively. Federal funds purchased totaled $328.4 million and $244.9 million at December 31, 2012 and 2011, respectively.

10.    Short and Long-Term Notes and Unused Line of Credit

The following table summarizes the Bank’s long-term notes:

	December 31
	2012	2011	Rate	Reprice
	(In thousands)
Long-term notes — senior/unsecured
Floating rate senior note to BMO branch due August 14, 2012	—	1,100,000	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior/unsecured	$—	$1,100,000

Long-term notes — senior/secured
Floating rate secured note to FHLB due October 30, 2017	$1,000,000	$1,000,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 13, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due November 28, 2017	500,000	500,000	30 day LIBOR	Monthly
Floating rate secured note to FHLB due February 20, 2018	375,000	375,000	30 day LIBOR	Monthly

Total long-term notes — senior/secured	$2,375,000	$2,375,000

Long-term notes — subordinated
Floating rate subordinated bank note due December 4, 2012	—	195,524	27bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due May 31, 2014	100,000	100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due May 31, 2016	100,000	100,000	38bps + 90 day LIBOR	Quarterly
Fixed rate subordinated bank notes (1)	522,247	968,278	4.85% - 5.00%	Fixed

Total long-term notes — subordinated	$722,247	$1,363,802

Total long-term notes	$3,097,247	$4,838,802

(1)	The fixed rate bank notes are due from June 16, 2015 to January 17, 2017.

At December 31, 2012 there was no current portion of total long-term notes. At December 31, 2011, the current portion of total long-term notes was $1.6 billion.

The scheduled principal payments on long-term notes for the years ending December 31, 2013, 2014, 2015, 2016, 2017 and thereafter are $0, $100 million, $302 million, $100 million, $2.2 billion and $375 million, respectively.

The Bank’s subordinated notes are unsecured obligations, ranking on parity with all unsecured and subordinated indebtedness of the Bank. The Bank’s notes are prepayable at any time at the option of the Bank, subject to regulatory approval. In addition, both the Bank and the notes’ holder may extend maturity of the notes for up to five years subject to approval. At year-end 2012, 30 day and 90 day LIBOR rates were .21 percent and .31 percent, respectively.

On July 18, 2012, the Bank offered to repurchase $350.0 million aggregate principal amount of 4.85% subordinated notes due 2015 originally issued by M&I, and $300.0 million aggregate principal amount of 5.00% subordinated notes due 2017 originally issued by M&I. The tender offer expired on July 31, 2012 with settlement on August 1, 2012. The Bank redeemed $64.7 million of the aggregate principal of the 4.85% subordinated notes due 2015 at $1,091.01 and $94.7 million of the aggregate principal of the 5.00% subordinated notes due 2017 at $1,120.61, resulting in a loss on extinguishment of debt of $5.4 million recorded in the Consolidated Statement of Operations within other non-interest income.

The interest rate on the long-term secured notes due from BHB to the FHLB reprices monthly at 30 day LIBOR, with a weighted average rate of .24 percent for the year ended December 31, 2012. The notes are not prepayable. At December 31, 2012 and 2011, first mortgage loans on 1-4 family homes with a carrying value of $5.6 billion and $3.5 billion, respectively, were pledged to secure these borrowings.

The Bank offers to institutional investors from time to time, unsecured short-term and medium-term bank notes in an aggregate principal amount of up to $1.5 billion outstanding at any time. The term of each note could range from 14 days to 15 years. These senior notes are subordinated to deposits and rank on parity as per above, with all other unsecured senior indebtedness of the Bank. At December 31, 2012 there were $522 million outstanding notes, which are included in the table above within long-term notes – subordinated. At December 31, 2011, there were $1.2 billion outstanding notes.

The following table summarizes the Bank’s short-term senior notes:

	December 31
	2012	2011	Rate	Reprice
Short-term senior notes	(In thousands)
Fixed rate senior note to investors due February 22, 2012	—	80,956	5.15%	Fixed

Total short-term senior notes	$—	$80,956

11.    Fair Value of Financial Instruments and Fair Value Measurements

Fair value of financial instruments

GAAP requires the disclosure of estimated fair values for both on and off-balance-sheet financial instruments. The Bank’s fair values are based on quoted market prices when available. For financial instruments not actively traded, such as certain loans, deposits, off-balance-sheet transactions and long-term borrowings, fair values have been estimated using various valuation methods and assumptions. The fair value estimates presented herein are not necessarily indicative of the amounts the Bank could realize in an actual transaction. The fair value estimation methodologies employed by the Bank were as follows:

Fair value was assumed to equal carrying value for cash and demand balances due from banks along with short-term money market assets and liabilities (including interest-bearing deposits at banks, Federal funds sold, Federal funds purchased, securities purchased under agreement to resell and securities sold under agreement to repurchase), accrued interest receivable and payable, short-term borrowings and short-term senior notes due to their short term nature.

Trading account assets and liabilities, securities available-for-sale, derivative assets and liabilities and structured certificates of deposit are recorded on the Consolidated Statements of Condition at fair value. The methods used to determine fair value for these instruments are provided in the Fair Value Measurements section of this Note.

The estimated fair value of loans reflects changes in credit risk and general interest rates which have occurred since the loans were originated. Fair value of floating rate loans was assumed to equal carrying value since the loans’ interest rates automatically reprice to market. Fair value of residential mortgages was based on current prices for securities backed by similar loans. For other fixed rate loans, fair value was estimated based on future cash flows discounted at current rates at which the Bank would have originated the loan at December 31. Additionally, management considered estimated values of collateral for nonperforming loans secured by real estate. The estimated fair values are not intended to represent estimated exit price fair values.

The fair value of loans held for sale was based on current mortgage-backed security prices corresponding to the mortgage loan pools.

Fair value was assumed to equal carrying value for bank owned life insurance because the carrying value is based on the cash surrender value.

The fair value of demand deposits, savings accounts, interest-bearing checking deposits and money market accounts was the amount payable on demand at the reporting date, or the carrying amount. The fair value of time deposits was estimated using a discounted cash flow calculation at current market rates offered by the Bank.

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

The estimated fair values of the Bank’s financial instruments at December 31, 2012 and 2011 are presented in the following tables. See Note 12 to the Consolidated Financial Statements for additional information regarding fair values of off-balance-sheet financial instruments.

	December 31
	2012			2011
	Carrying Value	Fair Value	Fair Value over (under) carrying value	Carrying Value	Fair Value	Fair Value over (under) carrying value
	(In thousands)			(In thousands)
Assets
Cash and demand balances due from banks	$2,232,398	$2,232,398	$—	$1,604,759	$1,604,759	$—
Money market assets:
Interest-bearing deposits at banks	12,903,944	12,903,944	—	18,535,041	18,535,041	—
Federal funds sold and securities purchased under agreement to resell	1,714,347	1,714,347	—	1,687,258	1,687,258	—
Securities available-for-sale	15,439,195	15,439,195	—	12,689,764	12,689,764	—
Trading account assets	600,539	600,539	—	379,008	379,008	—
Loans, net of unearned income and allowance for loan losses	50,378,230	50,679,915	301,685	50,299,211	50,433,704	134,493
Loans held for sale	164,863	171,388	6,525	98,888	102,550	3,662
Bank-owned life insurance	2,699,848	2,699,848	—	2,633,123	2,633,123	—
Accrued interest receivable	184,635	184,635	—	213,549	213,549	—
Derivative instruments (1)	452,714	452,714	—	539,517	539,517	—

Total on-balance-sheet financial assets	$86,770,713	$87,078,923	$308,210	$88,680,118	$88,818,273	$138,155

Liabilities
Deposits:
Demand deposits	$63,346,415	$63,346,415	$—	$61,860,478	$61,860,478	$—
Time deposits	11,704,387	11,795,149	90,762	13,763,281	13,974,423	211,142
Federal funds purchased	328,362	328,362	—	244,914	244,914	—
Securities sold under agreement to repurchase	279,289	279,289	—	469,443	469,443	—
Trading account liabilities	—	—	—	4,103	4,103	—
Short-term borrowings	310,969	310,969	—	279,344	279,344	—
Short-term senior notes	—	—	—	80,956	80,956	—
Derivative instruments (2)	477,093	477,093	—	635,906	635,906	—
Accrued interest payable	52,181	52,181	—	83,746	83,746	—
Long-term notes — senior/unsecured	—	—	—	1,100,000	1,100,000	—
Long-term notes — senior/secured	2,375,000	2,375,000	—	2,375,000	2,375,000	—
Long-term notes — subordinated	722,247	728,987	6,740	1,363,802	1,331,925	(31,877)

Total on-balance-sheet financial liabilities	$79,595,942	$79,693,444	$97,502	$82,260,973	$82,440,238	$179,265

Off-Balance-Sheet Credit Facilities ((obligations)/positive positions)
Loan commitments	$(11,274)	$(11,274)	$—	$4,211	$4,211	$—
Standby letters of credit	(4,453)	(4,453)	—	(1,243)	(1,243)	—

Total off-balance-sheet credit facilities	$(15,727)	$(15,727)	$—	$2,968	$2,968	$—

(1)	Includes $9.3 million and $8.5 million of derivative instruments recorded in other assets at December 31, 2012 and 2011, respectively.

(2)	Includes $119.7 million and $112.2 million of derivative instruments recorded in other liabilities at December 31, 2012 and 2011, respectively.

Fair value measurements

Fair value represents an estimate of the proceeds to be received, or paid in the case of a liability, in a current transaction between willing parties. GAAP establishes a fair value hierarchy to categorize the inputs used in valuation techniques to measure fair value. Inputs are either observable or unobservable in the marketplace. Observable inputs are based on market data from independent sources and unobservable inputs reflect the reporting entity’s assumptions about market participant assumptions used to value an asset or liability. Level 1 includes quoted prices in active markets for identical instruments. Level 2 includes quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations using observable market information for significant inputs. Level 3 includes valuation techniques where one or more significant inputs are unobservable. Financial instruments are classified according to the lowest level input that is significant to their valuation. A financial instrument that has a significant unobservable input along with significant observable inputs may still be classified as Level 3.

The Bank records securities, derivatives and certain other financial assets and liabilities at fair value on a recurring basis and uses the following inputs and valuation methodologies to measure fair value. While the Bank believes the valuation methodologies for its financial instruments carried at fair value are appropriate and consistent with other market participants, the use of different assumptions or methodologies, particularly as applied to Level 3 financial instruments, could have a material effect on their estimated fair values.

Instruments categorized as Level 1 are valued using quoted market prices and primarily include U.S. Treasury securities, exchange-traded debt and equity securities and exchange-traded derivatives.

Instruments categorized as Level 2 are valued using models with observable inputs. Securities are valued using external vendors who typically use pricing models to determine fair values for securities. The Bank validates the prices obtained from external pricing vendors to ensure that the Bank’s fair value determination is reasonable. The Bank evaluates the methodology of external pricing vendors as well as the asset or liability class and security level information the vendors supply. The Bank often has multiple sources to support fair value pricing, and discrepancies among sources are vetted for consistency with ASC 820. Standard market inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets and additional market reference data. Over-the-counter derivatives are valued using multi-contributor prices or zero coupon valuation techniques further adjusted for credit, model and liquidity risks. Inputs are based on the type of derivative instrument and include interest rate yield curves, foreign exchange rates and contract terms. Derivative liability valuations also include a credit risk component for both the counterparty and the Bank. Structured certificates of deposit are valued using the Bank’s methodology for derivatives.

Instruments categorized as Level 3 are valued using models without observable inputs. Certain state and municipal bonds classified in trading account assets are valued using a discounted cash flow valuation methodology, which includes management assumptions about future cash flows, discount rates, market liquidity and credit spreads. Mortgage derivatives, including rate lock commitments for residential mortgage loans and forward sales of those loans, are valued using models with changes in interest rates, changes in related mortgage-backed security prices and closing rate assumptions as inputs.

	December 31, 2012
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury	$790,353	$—	$—	$790,353
U.S. government agency	—	2,486,254	—	2,486,254
U.S. government sponsored mortgage-backed	—	6,142,307	—	6,142,307
State and municipal	—	1,760,179	—	1,760,179
Non-mortgage asset backed	—	2,019,272	—	2,019,272
Foreign corporate debt securities	1,617,625	—	—	1,617,625
Foreign government debt securities	—	402,036	—	402,036
Corporate debt securities	—	212,264	—	212,264
Other	—	8,905	—	8,905

Total securities available-for-sale	$2,407,978	$13,031,217	$—	$15,439,195

Trading account assets				—
State and municipal	$—	$108,114	$76,943	$185,057
Corporate debt securities	—	415,482	—	415,482

Total trading account assets	$—	$523,596	$76,943	$600,539

Derivative instruments
Trading derivatives
Interest rate contracts	$—	$308,283	$8,705	$316,988
Foreign exchange contracts	—	9,601	—	9,601
Equity contracts	—	133,687	—	133,687
Commodity contracts	—	568	—	568
Hedging derivatives (included in other assets)
Interest rate contracts/cash flow hedges	—	570	—	570

Total derivative instruments	$—	$452,709	$8,705	$461,414

Total assets	$2,407,978	$14,007,522	$85,648	$16,501,148

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$1,564,011	$—	$1,564,011
Derivative instruments
Trading derivatives
Interest rate contracts	$—	$314,705	$506	$315,211
Foreign exchange contracts	—	8,998	—	8,998
Equity contracts	—	36,744	—	36,744
Hedging derivatives (included in other liabilities)
Interest rate contracts/cash flow hedges	—	79,030	—	79,030
Interest rate contracts/fair value hedges	—	40,656	—	40,656

Total derivative instruments	$—	$480,133	$506	$480,639

Total liabilities	$—	$2,044,144	$506	$2,044,650

	December 31, 2011
	Fair Value Measurements Using			Total at Fair Value
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Securities available-for-sale
U.S. Treasury	$170,012	$—	$—	$170,012
U.S. government agency	—	2,226,711	—	2,226,711
U.S. government sponsored mortgage-backed	—	5,963,903	—	5,963,903
State and municipal	—	1,230,144	21,949	1,252,093
Non-mortgage asset backed	—	1,421,822	685	1,422,507
Foreign corporate debt securities	1,141,268	—	—	1,141,268
Foreign government debt securities	—	194,474	298	194,772
Corporate debt securities	—	228,484	10,471	238,955
Other	—	79,543	—	79,543

Total securities available-for-sale	$1,311,280	$11,345,081	$33,403	$12,689,764

Trading account assets				—
U.S. Treasury	$3,498	$—	$—	$3,498
U.S. government agency	—	4,720	—	4,720
State and municipal	—	15,993	—	15,993
Corporate debt securities	—	354,797	—	354,797

Total trading account assets	$3,498	$375,510	$—	$379,008

Derivative instruments
Trading derivatives
Interest rate contracts	$—	$482,224	$6,542	$488,766
Foreign exchange contracts	—	12,089	—	12,089
Equity contracts	—	40,915	—	40,915
Hedging derivatives (included in other assets)
Interest rate contracts/cash flow hedges	—	682	—	682
Interest rate contracts/fair value hedges	—	877	—	877

Total derivative instruments	$—	$536,787	$6,542	$543,329

Total assets	$1,314,778	$12,257,378	$39,945	$13,612,101

Liabilities
Structured CDs (included in interest-bearing deposits)	$—	$1,685,190	$—	$1,685,190
Trading account liabilities
U.S. Treasury	4,103	—	—	4,103
Derivative instruments
Trading derivatives
Interest rate contracts	$—	$457,871	$1,771	$459,642
Foreign exchange contracts	—	10,934	—	10,934
Equity contracts	—	52,627	—	52,627
Hedging derivatives (included in other liabilities)
Interest rate contracts/cash flow hedges	—	107,893	—	107,893
Interest rate contracts/fair value hedges	—	4,139	—	4,139

Total derivative instruments	$—	$633,464	$1,771	$635,235

Total liabilities	$4,103	$2,318,654	$1,771	$2,324,528

Changes in Level 3 Fair Value Measurement

The following table presents a reconciliation of all changes in Level 3 instruments for the years ended December 31, 2011 and 2012:

	Securities Available- for-sale	Trading for-sale	Derivative Assets	Derivative Liabilities
Fair value at January 1, 2011	$17,449	$—	$3,312	$14
Realized and unrealized gains and losses included in earnings (1)	4,409	—	19,992	1,757
Unrealized gains and losses included in OCI	(3,334)	—	—	—
Accretion/amortization	366	—	—	—
Purchases (2)	167,700	—	—	—
Sales	(130,485)	—	—	—
Issuances	—	—	—	—
Settlements	(22,702)	—	(16,762)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value at December 31, 2011	$33,403	$—	$6,542	$1,771

Gains and losses included in earnings related to assets and liabilities held at December 31, 2011	$—	$—	$6,542	$(1,771)

Fair value at January 1, 2012	$33,403	$—	$6,542	$1,771
Realized and unrealized gains and losses included in earnings (1)	147	1,943	55,871	(1,265)
Unrealized gains and losses included in OCI	1,383	—	—	—
Accretion/amortization	(429)	—	—	—
Purchases	—	75,000	—	—
Sales	(7,914)	—	—	—
Issuances	—	—	—	—
Settlements	(25,564)	—	(53,708)	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	(1,026)	—	—	—

Fair value at December 31, 2012	$—	$76,943	$8,705	$506

Gains and losses included in earnings related to assets and liabilities held at December 31, 2012	$—	$1,943	$8,705	$(506)

(1)	Included in net trading income for trading account assets, net securities gains for AFS securities and other noninterest income for derivative assets and liabilities.

(2)	All purchases during the year ended December 31, 2011 are a result of the M&I acquisition.

Transfers are made between fair value hierarchy levels due to changes in the availability of quoted market prices or observable market inputs due to changing market conditions. During the year ended December 31, 2012, one municipal security was transferred from Level 3 to Level 2 within available-for-sale securities as additional market information became available.

Valuations processes for the Bank’s Level 3 assets and liabilities are determined by management of the departments responsible for managing those assets and liabilities. At December 31, 2012, Level 3 assets and liabilities consist of securities managed by the fixed income trading desk and mortgage derivatives managed by the secondary marketing department. Fair value of securities is also reviewed and validated by an independent price verification group.

The following table presents the valuation methods and significant unobservable inputs used to value Level 3 instruments.

Asset / Liability	Valuation Method	Unobservable Inputs	Range of Quantitative Values
State and municipal trading securities	Discounted cash flow	Discount rate	2.0 - 2.5%
Mortgage derivative contracts	Discounted cash flow	Closing rates	60 - 62%

Nonrecurring fair value measurements

Certain assets and liabilities are measured at fair value on a nonrecurring basis, such as assets carried at lower of cost or market. During 2012 and 2011, the Bank recorded adjustments to fair value for nonmarketable securities, certain impaired loans and OREO. The fair values of nonmarketable securities are generally estimated using financial performance results and forecasts. Fair value adjustments are not recorded for these securities when there are no identified events or changes in circumstances that may have a significant adverse effect on their fair value. The fair values of certain collateral-dependent impaired loans are based on appraised values of supporting collateral and management’s estimates of realizable value. The fair values of OREO are based on appraised values and management’s estimates of realizable value.

The fair value at December 31, 2012 and 2011 for assets and liabilities measured at fair value on a nonrecurring basis are presented in the following tables:

	December 31, 2012
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Nonmarketable securities (included in other assets)	$—	$—	$1,326	$—
Collateral-dependent impaired loans	—	—	292,385	84,984
Other real estate owned	—	—	81,965	27,967

Total assets	$—	$—	$375,676	$112,951

	December 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Losses
	(In thousands)
Assets
Nonmarketable securities (included in other assets)	$—	$—	$1,300	$553
Collateral-dependent impaired loans	—	—	329,113	274,416
Other real estate owned	—	—	58,987	9,362

Total assets	$—	$—	$389,400	$284,331

The following table presents the valuation methods and significant unobservable inputs used to value Level 3 assets and liabilities measured at fair value on a nonrecurring basis.

Asset / Liability	Valuation Method	Unobservable Inputs	Range of Quantitative Values
Nonmarketable securities	Asset approach	Net asset values	$0 - $500 thousand
Collateral-dependent impaired loans	Market approach	Appraised values	$233 thousand - $24 million
Other real estate owned	Market approach	Appraised values	$0 - $7 million

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

Commitments to extend credit are contractual agreements to lend to a customer as long as contract terms have been met. They generally require payment of a fee and have fixed expiration dates or other termination clauses. The Bank’s commitments serve both business and individual customer needs, and include commercial loan commitments, home equity lines, commercial real estate loan commitments, mortgage loan commitments and credit card lines. The maximum potential amount of undiscounted future payments the Bank could be required to make is represented by the total contractual amount of commitments, which was $24.3 billion and $22.4 billion at December 31, 2012 and 2011, respectively. Since only a portion of commitments will ultimately be drawn down, the Bank does not expect to provide funds for the total contractual amount. Risks associated with certain commitments are reduced by participations to third parties, which were $397.7 million at December 31, 2012 and zero at December 31, 2011.

Qualifying residential mortgage loan commitments are considered derivative instruments and are recorded at fair value on the Bank’s Consolidated Statements of Condition. See Note 13 to the Consolidated Financial Statements for additional information on derivative instruments.

Commercial letters of credit are commitments to make payments on behalf of customers when letter of credit terms have been met. Maximum risk of accounting loss is represented by total commercial letters of credit outstanding. Letters of credit outstanding were $23.5 million at December 31, 2012 and $45.5 million at December 31, 2011.

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

Letters of credit and commitments to extend credit are reviewed periodically for probable loss. Accruals for probable credit losses on letters of credit and commitments to extend credit are recorded in other liabilities on the Bank’s Consolidated Statements of Condition. The liability is increased or decreased by changes in estimates through other noninterest expense and reduced by net charge-offs. The liability balance was $195.9 million at December 31, 2012 and $244.1 million at December 31, 2011. See Note 1 to the Consolidated Financial Statements for additional information on the liability for off-balance-sheet credit losses.

The fair value of credit facilities (i.e. deferred income net of deferred expense) approximates their carrying value of $11.3 million at December 31, 2012 and $4.2 million at December 31, 2011.

Financial guarantees

Financial guarantees with off-balance-sheet risk include standby letters of credit, loans sold with recourse and written put options.

Standby letters of credit are unconditional commitments which guarantee the obligation of a customer to a third party should that customer default. They are issued to support financial and performance-related obligations. At December 31, 2012 and 2011, the Bank’s maximum risk of accounting loss for these items is represented by the total commitments outstanding of $3.0 billion and $3.4 billion, respectively. Risks associated with standby letters of credit are reduced by participations to third parties which totaled $0.5 billion at December 31, 2012 and $0.6 billion at December 31, 2011. In most cases, these commitments expire within three years without being drawn upon. The fair value of standby letters of credit (i.e. deferred income) approximates their carrying value of $4.5 million at December 31, 2012 and $1.2 million at December 31, 2011.

The Bank sells residential mortgage loans with limited recourse. The recourse provisions require the Bank to reimburse the buyer upon the occurrence of certain credit-related events that typically include delinquency or foreclosure within certain time periods and losses based on pre-determined rates. The maximum amount payable under the limited recourse provisions was $151.1 million at December 31, 2012 and $267.0 million at December 31, 2011. The Bank also sells residential mortgage loans subject to certain representations and warranties that include underwriting standards and validity of documentation. If the representations and warranties are not met, the Bank is usually required to repurchase the loan or reimburse the buyer for realized loss on liquidated collateral. The carrying amount of the recourse and representation and warranty liability was $12.5 million at December 31, 2012 and $9.6 million at December 31, 2011, which is included in other liabilities in the Consolidated Statements of Condition.

Written put options are contracts that provide the buyer the right (but not the obligation) to sell a financial instrument at a specified price, either within a specified period of time or on a certain date. The Bank writes put options, providing the buyer the right to require the Bank to buy the specified assets per the contract terms. The maximum amount payable for the written put options was equal to their notional amount of $1.0 billion and $1.3 billion at December 31, 2012 and 2011, respectively. The fair value of the derivative liability was $25.8 million at December 31, 2012 and $164.0 million at December 31, 2011.

Securities activities

The Bank’s securities activities that have off-balance-sheet risk include trading of securities that have been authorized for issuance but have not actually been issued (“when-issued” securities). Since market values of when-issued securities are subject to change, the Bank is exposed to market and credit risk because it may incur a loss to replace a position if a counterparty defaults and market values have changed unfavorably for the counterparty. Changes in the fair value of commitments to purchase and sell when-issued securities are recognized in the current period. There was no commitment to purchase or sell securities on a when-issued basis at December 31, 2012 or 2011.

Commitments to invest in equity securities

The Bank’s commitments to invest in non-marketable equity securities have off-balance-sheet risk related to the uncalled capital commitments. The Bank’s commitment to invest in equity securities was $134.1 million at December 31, 2012 and $53.3 million at December 31, 2011.

Securities lending

As part of securities custody activities and at the direction of its clients, the Bank lends securities owned by its clients to borrowers who have been evaluated for credit risk in a manner similar to that employed in making lending decisions. In connection with these activities, the Bank has issued an indemnification against loss resulting from default by a borrower under the master securities loan agreement due to the failure of the borrower to return loaned securities when due. The borrowing party is required to fully collateralize securities received with cash or marketable securities. As securities are loaned, collateral is maintained at a minimum of 100% of the fair value of the securities plus accrued interest and the collateral is revalued on a daily basis. The amount of securities loaned subject to indemnification was $4.1 billion at December 31, 2012 and $4.8 billion at December 31, 2011. Because of the requirement to fully collateralize securities borrowed, management believes that exposure to credit loss from this activity is remote and there are no liabilities reflected on the Consolidated Statement of Condition at December 31, 2012 and 2011 related to these indemnifications.

13.    Derivative Financial Instruments

Derivative instruments are financial contracts that derive their value from underlying changes in interest rates, foreign exchange rates or other financial or commodity prices or indices. Derivative instruments are either regulated exchange-traded contracts or negotiated over-the-counter contracts. The Bank uses various derivative financial instruments, primarily interest rate and foreign exchange derivative contracts, as part of its trading activities or in the management of its risk strategy.

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

Types of derivatives

Swaps

Swaps are contractual agreements between two parties to exchange a series of cash flows. The various swap agreements that the Bank may enter into are as follows:

Interest rate swaps—counterparties generally exchange fixed and floating rate interest payments based on a notional value in a single currency.

Cross-currency swaps—fixed rate interest payments and principal amounts are exchanged in different currencies.

Cross-currency interest rate swaps—fixed and floating rate interest payments and principal amounts are exchanged in different currencies.

Commodity swaps—counterparties generally exchange fixed and floating rate payments based on a notional value of a single commodity.

Equity swaps—counterparties exchange the return on an equity security or a group of equity securities for the return based on a fixed or floating interest rate or the return on another equity security or a group of equity securities.

Total return swaps—one counterparty agrees to pay or receive from the other cash amounts based on changes in the value of a reference asset or group of assets, including any returns such as interest earned on these assets, in exchange for amounts that are based on prevailing market funding rates.

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

Derivative-related risks

Over-the-counter derivative instruments are subject to credit risk arising from the possibility that counterparties may default on their obligations. The credit risk associated with derivatives is normally a small fraction of the notional amount of the derivative instrument. Derivative contracts generally expose the Bank to potential credit loss if changes in market rates affect a counterparty’s position unfavorably and the counterparty defaults on payment. Credit risk is represented by the positive fair value of the derivative instrument. Replacement risk, the primary component of credit risk, is the risk of loss should a counterparty default following unfavorable market movements and represents the Bank’s cost of replacing contracts that have a positive fair value using current market rates. The Bank strives to limit credit risk by dealing with counterparties that are considered to be creditworthy, and by managing credit risk for derivatives using the same credit risk process that is applied to loans. Netting agreements provide for netting of contractual receivables and payables and apply to situations where the Bank is engaged in more than one outstanding derivative transaction with the same counterparty and also has a legally enforceable master netting agreement with that counterparty. Netting agreements also provide for the application of cash collateral received or paid against derivative assets or liabilities. The Bank’s derivative contracts with BMO are transacted under the terms of a master netting agreement. Derivative assets and liabilities recorded on the Consolidated Statements of Condition were each reduced by $9.6 million and zero as of December 31, 2012 and 2011, respectively, as a result of master netting agreements in place. Cash collateral exchanged between the parties to the master netting agreement was $89.6 million and zero at December 31, 2012 and 2011, respectively. Exchange-traded derivatives have no potential for credit exposure as they are settled net with each exchange.

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

Trading derivatives are marked to fair value. Realized and unrealized gains and losses are recognized in net trading income in the Bank’s Consolidated Statements of Operations. Unrealized gains on trading derivatives are recorded as assets and unrealized losses are recorded as liabilities in the Bank’s Consolidated Statements of Condition.

The Bank and BMO combined their U.S. foreign exchange activities. Under this arrangement, foreign exchange net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on September 30, 2014 but may be extended at that time. Either party may terminate the arrangement at its option. Foreign exchange revenues are reported net of expenses. During 2012, 2011 and 2010, net foreign exchange revenues were $10.6 million and $7.1 million and $4.8 million, respectively, under this agreement.

At December 31, 2012, approximately 98 percent of the Bank’s gross notional positions in foreign currency contracts are represented by five currencies: Euro, Australian dollar, British pound, Canadian dollar, and Mexican peso. At December 31, 2011, approximately 97 percent of the Bank’s gross notional positions in foreign currency contracts were represented by seven currencies: Euro, Canadian dollar, British pound, Australian dollar, Swiss franc, Japanese yen and Mexican peso.

The Bank enters into risk participation agreements whereby it assumes credit risk on behalf of unrelated counterparties that arises from interest rate and foreign currency swap transactions. In a risk participation agreement, one counterparty pays the other a fee in exchange for the second counterparty agreeing to make a payment if a credit event, that is contingent on a swap transaction, occurs. The amount payable under an agreement is based on the market value of the swap at the time of the credit event. The notional amount of the risk participation agreements was $0.3 million and $2.6 million at December 31, 2012 and 2011, respectively. The contracts mature within five years at December 31, 2012. The fair value of the derivative liabilities was $13 thousand at December 31, 2012 and $172 thousand at December 31, 2011.

Certain customers enter into lending transactions and derivative transactions with the Bank, and the Bank enters into offsetting transactions with BMO. As the counterparty, BMO bears the risk of loss associated with the derivative obligations of those customers in the event of default.

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

The following derivatives are used as economic hedges:

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

The Bank uses total return swaps to minimize exposure to currency exchange rate and equity price fluctuations associated with certain obligations under the mid-term incentive plan, which is a stock-based compensation plan. The swap contracts are derivatives and are accounted for at fair value. Changes in fair value are recognized in employee compensation and benefits expense in the Bank’s Consolidated Statements of Operations. See Note 16 to the Consolidated Financial Statements for additional information on stock-based compensation plans.

The Bank issues certificates of deposit that have structured interest rate, equity-linked, foreign currency-linked, debt-linked and commodity-linked features and are accounted for under the fair value option. The Bank enters into interest rate, equity and foreign exchange derivatives to manage exposure to changes in the fair value of such structured certificates of deposit. Changes in fair value of the certificates of deposit and the derivatives are recognized in net trading income in the Bank’s Consolidated Statements of Operations. See Note 8 to the Consolidated Financial Statements for additional information on structured certificates of deposit.

Net revenue from trading derivative instruments is presented below for the years ended December 31, 2012 and 2011.

	2012	2011	Location of gain (loss) recognized in income
	(In thousands)
Interest rate contracts	$15,868	$31,396	Net trading income
Interest rate contracts	4,130	(210)	Other non-interest income
Foreign exchange contracts	10,610	7,087	Net trading income
Equity contracts	103,335	(42,899)	Net trading income
Equity contracts	9,511	(124)	Salaries and other compensation expense
Commodity contracts	61	(145)	Net trading income

Total	$143,515	$(4,895)

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

Hedge accounting

Cash flow hedges

The Bank’s cash flow hedges, which have a maximum term of 4.9 years at December 31, 2012, are hedges of floating rate loans, available-for-sale securities and long-term debt obligations.

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

For cash flow hedges that are discontinued before the end of the original hedge term, the unrealized gain or loss in accumulated other comprehensive income is amortized to interest income/expense in the Bank’s Consolidated Statements of Operations consistent with how the hedged item affects earnings. If the hedged item is sold or settled, the entire unrealized gain or loss is recognized in interest income/expense in the Bank’s Consolidated Statements of Operations. At December 31, 2012, the amount of other comprehensive income that is expected to be reclassified to interest income/expense in the Bank’s Consolidated Statements of Operations over the next 12 months is $4.4 million.

Fair value hedges

The Bank’s fair value hedges include hedges of fixed rate available-for-sale securities and deposits.

For fair value hedges, the hedging derivative is recorded at fair value and the related hedged item, either fixed rate assets or liabilities, is adjusted for the changes in value of the risk being hedged. To the extent that the change in the fair value of the derivative does not offset changes in the fair value of the hedged item (the ineffectiveness of the hedge), the net amount is recorded directly in other noninterest income in the Bank’s Consolidated Statements of Operations.

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

The following table presents the impact of fair value hedges on the Bank’s financial results for the years ended December 31, 2012 and 2011.

	Pre-tax gain (loss) recorded in other noninterest income
	2012	2011
	(In thousands)
Hedging derivatives :
Interest rate contracts	$(34,833)	$(939)
Hedged items :
Fixed rate AFS securities	35,125	936

Net Impact	$292	$(3)

The following table presents the impact of cash flow hedges on the Bank’s financial results for the years ended December 31, 2012 and 2011.

	Effective portion of Pre-tax gain (loss) recorded in OCI		Ineffective portion of gain (loss) recorded in other noninterest income		Reclassification of gain (loss) from AOCI to interest income or interest expense
	2012	2011	2012	2011	2012	2011
	(In thousands)		(In thousands)		(In thousands)
Interest rate contracts	$23,267	$27,330	$33	$—	$2,286	$(3,166)

The fair value of the Bank’s derivative instruments are as follows at December 31:

	Gross Assets		Gross Liabilities
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Trading derivatives (1):
Interest rate contracts	$316,988	$488,766	$315,211	$459,642
Foreign exchange contracts	9,601	12,089	8,998	10,934
Equity contracts	133,687	40,915	36,744	52,627
Commodity contracts	568	—	—	—
Hedging derivatives (2):
Interest rate contracts/cash flow hedges	570	682	79,030	107,893
Interest rate contracts/fair value hedges	—	877	40,656	4,139

Total fair value	$461,414	$543,329	$480,639	$635,235

(1)	Trading derivative assets are recorded in trading account assets and derivative instruments. Trading derivative liabilities are recorded in trading account liabilities and derivative instruments.

(2)	Hedging derivatives are recorded in other assets and other liabilities.

The notional amounts of the Bank’s derivative instruments are as follows at December 31:

	2012	2011
	(In thousands)
Trading derivatives:
Interest rate contracts	$12,292,285	$14,332,321
Foreign exchange contracts	826,689	788,748
Equity contracts	2,098,286	1,800,548
Commodity contracts	4,037	—
Hedging derivatives:
Interest rate contracts/cash flow hedges	1,825,000	1,865,000
Interest rate contracts/fair value hedges	1,724,830	1,068,830

Total	$18,771,127	$19,855,447

14.    Concentrations of Credit Risk in Financial Instruments

The Bank had one major concentration of credit risk arising from financial instruments at December 31, 2012 and 2011. This concentration was the Midwest geographic area. This concentration exceeded 10 percent of the Bank’s total credit exposure, which is the total potential accounting loss should all customers and counterparties fail to perform according to contract terms and all collateral prove to be worthless.

Midwestern geographic area

A majority of the Bank’s customers and counterparties are located in the Midwestern region of the United States, defined here to include Illinois, Indiana, Iowa, Michigan, Minnesota, Missouri, Ohio and Wisconsin. The Bank has credit exposure to these customers and counterparties through a broad array of banking and trade financing products including loans, loan commitments, standby and commercial letters of credit, investment securities and banker’s acceptances. The financial viability of customers and counterparties in the Midwest is, in part, dependent on the region’s economy. The Midwestern concentration was approximately $79.4 billion or 71 percent of the Bank’s total credit exposure at December 31, 2012 and $82.5 billion or 73 percent of the Bank’s total credit exposure at December 31, 2011.

The Bank manages this exposure by continually reviewing local market conditions and customers and counterparties, adjusting individual and industry exposure limits within the region and by obtaining or closely monitoring collateral values. See Note 12 to the Consolidated Financial Statements for information on collateral supporting credit facilities.

The following table presents a geographical summary of loans as a percent of total consolidated loans at December 31, 2012 and 2011.

	2012	2011
Wisconsin	30.1%	27.3%
Illinois	25.9	27.9
Minnesota	7.8	8.1
Arizona	5.3	7.1
Indiana	4.6	5.2
Missouri	4.3	4.7
Florida	3.1	3.7
Michigan	1.5	1.5
Iowa	0.9	0.9
Ohio	0.8	1.0
Others (1)	15.7	12.6

Total	100.0%	100.0%

(1)	No individual state amount exceeds 1.5% in 2012 or 2011.

15.    Employee Benefit Plans

BHB sponsors noncontributory defined benefit pension plans covering virtually all the Bank’s employees as of December 31, 2012. Most of the employees participating in retirement plans are included in one primary plan (“plan”). The plan is a multiple-employer plan covering the Bank’s employees as well as persons employed by certain affiliated entities. Comparability of pension and 401(k) employee benefit plans in the current year over prior years presented is impacted by effect of the acquisition of M&I.

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

The policy for this plan is to have the participating employers, at a minimum, fund annually an amount necessary to satisfy the requirements under the Employee Retirement Income Security Act (“ERISA”), without regard to prior years’ contributions in excess of the minimum. For 2013 (plan year 2013), the estimated pension contribution is approximately $20 million. The total consolidated pension expense of the Bank, including the supplemental unfunded retirement plan, for 2012, 2011 and 2010 was $54.1 million, $34.3 million and $9.5 million, respectively. Those amounts include settlement gains for the supplemental unfunded retirement plan of $1.1 million recorded in 2010. No settlement gains for the supplemental unfunded retirement plan were recorded in 2012 or 2011. The qualified pension accumulated benefit obligation as of December 31, 2012, 2011 and 2010 was $729.6 million, $582.9 million and $466.8 million, respectively.

In addition to pension benefits, BHB sponsors a postretirement medical plan that provides medical care benefits for the Bank’s retirees (and their dependents) who have attained age 55 and have at least 10 years of service. The Bank also provides medical care benefits for disabled employees and widows or widowers of former employees (and their dependents). The Bank provides these medical care benefits through both fully insured and self-insured plans. Under the terms of the plan, the Bank contributes to the cost of coverage based on employees’ length of service. Cost sharing with plan participants is accomplished through deductibles, coinsurance and out-of-pocket limits. Funding for the plan largely comes from the general assets of the Bank supplemented by contributions to a trust fund created under Internal Revenue Code Section 401(h). Effective December 31, 2007 the plan was changed to reflect expanded coverage available through Medicare and supplemental plans for retirees age 65 and older. Post-65 benefits for new hires and employees under age 35 were eliminated and corporate contributions for post-65 benefits for certain other employees were reduced.

Under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, an employer is eligible for a federal subsidy if the prescription drug benefit available under its postretirement medical plan is “actuarially equivalent” to the Medicare Part D benefit. The Bank recorded a reduction to postretirement medical expense in the amount of $3.0 million in 2012, $1.9 million in 2011 and $1.7 million in 2010, as determined by the Bank’s actuarial consultants. Based on their analysis, the Bank’s postretirement benefit medical plan passes the test for actuarial equivalence and qualifies for the subsidy. In March 2010, new health care legislation (The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act) was enacted that changed the tax treatment of the subsidy associated with postretirement medical benefits. The legislation reduced the tax deductions for the cost of providing postretirement prescription drug coverage by the amount of subsidies received. With enactment of the legislation, the Bank was required to write off any deferred tax asset as a tax expense through the income statement, even if a portion of such asset had initially been established through other comprehensive income. As a result of this legislation, the Bank recorded additional tax expense of $5.5 million in 2010.

The Bank has a defined contribution plan that is available to virtually all employees. The 401(k) matching contribution is based on the amount of eligible employee contributions. The Bank’s total expense for the plan was $34.3 million, $23.3 million and $15.1 million in 2012, 2011 and 2010, respectively.

Through a prior acquisition, BHB participates in a multi-employer defined benefit pension plan. The employer identification number is 12-5646888 and the plan number is 333. There are no collective bargaining agreements in place that require contributions to the plan. However, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. The plan was at least 80% funded as of the plan years ended July 1, 2012 and July 1, 2011. BHB contributed $1.1 million and $1.3 million to the plan during the calendar years ended December 31, 2012 and December 31, 2011, respectively. BHB’s contributions were not more than 5% of the total contributions to the plan.

Through a prior acquisition, BHB assumed obligations associated with unfunded supplemental retirement plans that provide retirement benefits to former key executives. The Bank’s total expense for the plans was $7.5 million and $1.7 million in 2012 and 2011, respectively.

The following tables set forth the change in benefit obligation and plan assets for the pension and postretirement medical care benefit plans:

	Pension Benefits			Postretirement Medical Benefits
	2012**	2011**	2010**	2012**	2011**	2010**
	(In thousands)
Change in benefit obligation*
Benefit obligation at beginning of year	$611,497	$497,406	$432,015	$89,856	$74,284	$69,397
Service cost	48,174	30,375	19,689	1,784	1,841	1,813
Interest cost	26,640	26,017	24,642	3,951	3,911	3,985
Balance transfer	—	—	—	(7,000)	—	—
Benefits paid	(27,501)	(24,222)	(29,952)	(3,423)	(3,563)	(3,391)
Medicare drug legislation	—	—	—	5,175	(2,345)	(2,415)
Actuarial loss	106,880	81,921	51,012	13,789	15,728	4,895

Benefit obligation at end of year	$765,690	$611,497	$497,406	$104,132	$89,856	$74,284

Change in plan assets
Fair value of plan assets at beginning of year	$648,686	$614,146	$426,934	$64,028	$59,839	$54,020
Actual return on plan assets	84,142	43,235	68,338	9,682	4,189	5,819
Employer contribution	—	15,527	148,826	—	—	—
Benefits paid	(27,501)	(24,222)	(29,952)	—	—	—

Fair value of plan assets at end of year ***	$705,327	$648,686	$614,146	$73,710	$64,028	$59,839

Funded Status at end of year	$(60,363)	$37,189	$116,740	$(30,422)	$(25,828)	$(14,445)

Assets (liabilities) recognized in the Statements of Condition consist of:
Other assets	$37,239	$37,198	$116,980	$4,643	$4,643	$4,643
Accrued pension and post-retirement liabilities	(97,602)	(9)	(240)	(35,065)	(30,471)	(19,088)

Net assets (liabilities) recognized	$(60,363)	$37,189	$116,740	$(30,422)	$(25,828)	$(14,445)

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$231,934	$185,355	$123,354	$31,319	$17,904	$4,522
Prior service cost	1,614	2,356	3,097	—	—	—
Transition obligation	—	—	—	—	275	824

Amounts recognized in accumulated other comprehensive loss	$233,548	$187,711	$126,451	$31,319	$18,179	$5,346

Components of net periodic benefit cost
Service cost	$48,174	$30,375	$19,689	$1,784	$1,841	$1,813
Interest cost	26,640	26,016	24,642	3,950	3,911	3,985
Expected return on plan assets	(41,809)	(37,755)	(41,792)	(4,482)	(4,189)	(4,322)
Amortization of prior service cost	742	742	742	—	—	—
Amortization of transition obligation	—	—	—	275	550	550
Amortization of actuarial loss	17,968	14,440	7,171	349	—	—

Net periodic benefit cost	$51,715	$33,818	$10,452	$1,876	$2,113	$2,026

	Pension Benefits			Postretirement Medical Benefits
	2012**	2011**	2010**	2012**	2011**	2010**
	(In thousands)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net loss	$64,547	$78,865	$22,639	$13,764	$13,383	$984
Amortization of loss	(17,968)	(14,440)	(7,171)	(349)	—	—
Prior service cost	—	—	1,827	—	—	—
Amortization of prior service cost	(742)	(742)	(742)	—	—	—
Amortization of transition obligation	—	—	—	(275)	(550)	(550)

Total recognized in other comprehensive income (loss)	$45,837	$63,683	$16,553	$13,140	$12,833	$434

*	Benefit obligation is projected for Pension Benefits and accumulated for Postretirement Medical Benefits.

**	Plan assets and obligation measured as of December 31.

***	The actual allocation of plan assets at fair value is as follows:

	Pension			Postretirement Medical
	2012	2011	2010	2012	2011	2010
Equity securities	51%	48%	55%	51%	48%	55%
Fixed income securities	48%	49%	43%	48%	49%	43%
Cash equivalents	1%	3%	2%	1%	3%	2%

At December 31, 2012 approximately 3% of the plan assets consisted of investments in funds administered by Virtus Investment Partners, Inc. (“Virtus”). Virtus is a provider of investment management products and services to individuals and institutions. At December 31, 2012 and 2011 BFC owned common shares in Virtus that represented 22% and 23% ownership in the company, respectively.

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

Equity securities	50%
Fixed income securities	50%

The weighted-average assumptions used to determine the benefit obligation and net benefit cost are as follows:

	Pension Benefits			Postretirement Medical Benefits
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	3.60%	4.50%	5.40%	3.80%	4.50%	5.40%
Rate of compensation increase	3.70%	3.80%	3.80%	N/A	N/A	N/A
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	4.50%	5.40%	5.90%	4.50%	5.40%	5.90%
Expected return on plan assets	7.00%	7.00%	8.00%	7.00%	7.00%	8.00%
Rate of compensation increase	3.80%	3.80%	3.85%	N/A	N/A	N/A

For 2013, the Bank intends to keep the expected return on plan assets at 7%.

The Bank’s pension and postretirement plan assets are measured at fair value on a recurring basis. See Note 11 to the Consolidated Financial Statements for information on the hierarchy of inputs and the primary valuation methodologies used to measure fair value.

Level 1 plan assets primarily include exchange-traded equity securities, exchange-traded mutual funds, exchange-traded derivatives, U.S. Treasury securities and money market funds. Mutual funds are valued at quoted market prices. Money market funds are stated at cost plus accrued interest. Level 2 plan assets include U.S. government agency securities and corporate debt securities. External vendors typically use pricing models to determine fair values for these securities. Standard market inputs include yield curves and indices and market-corroborated pricing. There are no plan assets classified Level 3 at December 31, 2012 or 2011.

While the Bank believes the valuation methodologies for its plan assets are appropriate and consistent with other market participants, the use of different assumptions or methodologies could have a material effect on their estimated fair values.

The fair value of the pension and postretirement benefit plan assets are presented in the following tables:

	Pension Plan Assets at December 31, 2012
	Fair Value Measurements Using		Total at Fair Value
	Level 1	Level 2
	(In thousands)
Asset category
Cash and money market funds	$8,189	$—	$8,189
Equity securities	356,043	—	356,043
U.S. Treasury securities	55,260	—	55,260
U.S. government agency securities	—	14,908	14,908
Corporate debt securities	—	216,254	216,254
Mutual funds	18,209	35,868	54,077
Derivative instruments	596	—	596

Total plan assets at fair value	$438,297	$267,030	$705,327

	Pension Plan Assets at December 31, 2011
	Fair Value Measurements Using		Total at Fair Value
	Level 1	Level 2
	(In thousands)
Asset category
Cash and money market funds	$17,644	$—	$17,644
Equity securities	208,351	—	208,351
U.S. Treasury securities	34,230	—	34,230
U.S. government agency securities	—	4,102	4,102
Corporate debt securities	—	187,721	187,721
Mutual funds	163,668	32,141	195,809
Derivative instruments	829	—	829

Total plan assets at fair value	$424,722	$223,964	$648,686

	Postretirement Medical Plan Assets at December 31, 2012
	Fair Value Measurements Using		Total at Fair Value
	Level 1	Level 2
	(In thousands)
Asset category
Cash and money market funds	$856	$—	$856
Equity securities	37,208	—	37,208
U.S. Treasury securities	5,775	—	5,775
U.S. government agency securities	—	1,558	1,558
Corporate debt securities	—	22,599	22,599
Mutual funds	1,903	3,748	5,651
Derivative instruments	63	—	63

Total plan assets at fair value	$45,805	$27,905	$73,710

	Postretirement Medical Plan Assets at December 31, 2011
	Fair Value Measurements Using		Total at Fair Value
	Level 1	Level 2
	(In thousands)
Asset category
Cash and money market funds	$1,741	$—	$1,741
Equity securities	20,565	—	20,565
U.S. Treasury securities	3,379	—	3,379
U.S. government agency securities	—	405	405
Corporate debt securities	—	18,529	18,529
Mutual funds	16,155	3,172	19,327
Derivative instruments	82	—	82

Total plan assets at fair value	$41,922	$22,106	$64,028

For measurement purposes, a 6.6 percent annual rate of increase for pre 65 and a 13.6 percent annual rate of increase for post 65 in the per capita cost of covered health care benefits were assumed for 2012. The rate will be graded down to 4.5 percent for pre 65 and 4.5 percent for post 65 in 2029 and remain level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects.

2012	1 Percentage Point Increase	1 Percentage Point Decrease
	(In thousands)
Effect on total of service and interest cost components	$801	$(661)
Effect on postretirement benefit obligation	$14,932	$(12,329)

The following table sets forth the status of the supplemental unfunded retirement plan:

	Supplemental Unfunded Retirement Benefits
	2012	2011	2010
	(In thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$11,695	$7,825	$5,035
Service cost	1,826	899	506
Interest cost	447	343	235
Benefits paid	(1,070)	(1,323)	(3,129)
Actuarial loss	1,114	3,951	5,178

Benefit obligation at end of year	$14,012	$11,695	$7,825

Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	1,070	1,323	3,129
Benefits paid	(1,070)	(1,323)	(3,129)

Fair value of plan assets at end of year	$—	$—	$—

Funded Status at end of year	$(14,012)	$(11,695)	$(7,825)

Liabilities recognized in the Statements of Condition consist of:
Accrued pension and post-retirement liabilities	$(14,012)	$(11,695)	$(7,825)

Net liabilities recognized	$(14,012)	$(11,695)	$(7,825)

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$8,959	$8,101	$4,149
Prior service credit	(284)	(618)	(951)

Amounts recognized in accumulated other comprehensive loss	$8,675	$7,483	$3,198

Components of net periodic benefit cost
Service cost	$1,826	$899	$506
Interest cost	447	343	235
Amortization of prior service credit	(334)	(334)	(334)
Amortization of actuarial gain	258	—	(310)

Net periodic benefit cost	$2,197	$908	$97

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Net loss	$1,116	$3,928	$6,245
Amortization of gain	(258)	—	310
Amortization of prior service credit	334	334	334

Total recognized in other comprehensive income (loss)	$1,192	$4,262	$6,889

	Supplemental Unfunded Retirement Benefits
	2012	2011	2010
Weighted-average assumptions used to determine benefit obligation as of December 31
Discount rate	3.20%	4.00%	4.70%
Rate of compensation increase	3.70%	3.80%	3.80%
Weighted-average assumptions used to determine net benefit cost for years ended December 31
Discount rate	4.00%	4.70%	5.20%
Rate of compensation increase	3.80%	3.80%	3.85%

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year are $28.9 million and $0.6 million, respectively. The estimated net gain and transition obligation for the postretirement medical plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year is $1.7 million and $0.0 million, respectively. The net loss and prior service cost for the supplemental unfunded retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next calendar year is $0.8 million and $0.3 million, respectively.

The benefits expected to be paid in each of the next five years and the aggregate for the five years thereafter are as follows:

		Postretirement Medical Benefits		Supplemental Retirement Benefits
Year	Pension Benefits	Before Medicare Subsidy	Medicare Subsidy (1)
	(In thousands)
2013	40,014	4,450	424	1,204
2014	45,454	4,657	461	1,491
2015	48,194	4,849	507	1,525
2016	49,382	5,163	560	1,538
2017	51,099	5,483	622	1,948
Thereafter	293,337	32,581	4,127	8,098

(1)	Medicare subsidies expected to be received.

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

The compensation expense related to this program totaled $1.9 million, $1.6 million and $1.7 million in 2012, 2011 and 2010, respectively. The excess tax benefits recognized for the years ended 2012, 2011 and 2010 were $0.7 million, $0.5 million and $0.6 million, respectively. At December 31, 2012, the total unrecognized compensation cost related to nonvested stock option awards was $1.6 million, and the weighted average period over which it is expected to be recognized is approximately 2.9 years.

The fair value of the stock options granted has been estimated using a trinomial option pricing model. The weighted average per share fair value of options granted during 2012, 2011 and 2010 was $5.85, $2.62 and $10.46, respectively; of which, the weighted-average fair value of options granted as part of the M&I acquisition was $2.32, for a total of 3,289,702 stock options. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $6.6 million, $12.5 million and $12.8 million, respectively. Cash proceeds from options exercised under the plan totaled $17.7 million, $28.6 million and $33.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The tax benefits from stock options realized during 2012, 2011 and 2010 were $3.7 million, $5.9 million and $4.3 million, respectively.

The following table summarizes the stock option activity for 2012 and 2011 and provides details of stock options outstanding at December 31, 2012 and 2011:

	Year Ended December 31, 2012
Options	Shares	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value (In millions)	Wtd. Avg. Remaining Contractual Life
Outstanding at beginning of year	4,401,882	$137.59	$11.9	5.27 years
Granted	306,452	60.42
Exercised	(352,480)	40.61
Forfeited, cancelled	(565)	205.21
Expired	(530,025)	190.96
Transferred (1)	42,703	136.45

Outstanding at December 31, 2012	3,867,967	137.97	$13.2	5.09 years

Options exercisable at December 31, 2012	2,879,192	$163.64	$10.4	4.33 years

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

	Year Ended December 31, 2011
Options	Shares	Wtd. Avg. Exercise Price	Aggregate Intrinsic Value (In millions)	Wtd. Avg. Remaining Contractual Life
Outstanding at beginning of year	2,092,418	$49.36	$20.5	5.12 years
Granted	298,691	55.06
Granted as part of the M&I acquisition	3,289,702	189.89
Exercised	(539,120)	36.68
Forfeited, cancelled	(391,910)	170.36
Transferred (1)	(347,899)	159.87

Outstanding at December 31, 2011	4,401,882	137.59	$11.9	5.27 years

Options exercisable at December 31, 2011	3,514,126	$160.59	$9.0	4.72 years

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following table summarizes the nonvested stock option activity for 2012 and 2011:

	Year Ended December 31, 2012		Year Ended December 31, 2011
Options	Shares	Wtd. Avg. Grant Date Fair Value per Share	Shares	Wtd. Avg. Grant Date Fair Value per Share
Nonvested at beginning of year	887,756	$7.38	831,013	$8.08
Granted	306,452	5.85	298,691	5.88
Vested	(208,018)	7.28	(185,422)	5.65
Expired	(70,405)	6.01	—	—
Transferred (1)	72,990	5.88	(56,526)	7.43

Nonvested at end of year	988,775	$6.91	887,756	$7.38

(1)	Transferred shares represent the net impact of employees moving between BMO and the Bank.

The following weighted-average assumptions were used to determine the fair value of options on the date of grant:

	2012	2011
Risk-free interest rate	1.86%	1.70%
Expected life	6.5 years	4.8 years
Expected volatility	18.42%	21.79%
Expected dividend yield	6.15%	7.10%

Mid-term incentive plan

The Bank maintains mid-term incentive plans in order to enhance the Bank’s ability to attract and retain high quality employees and to provide a strong incentive to employees to achieve BMO’s governing objective of maximizing value for its shareholders.

The mid-term incentive plans have a three year performance cycle. The right to receive distributions under the plans depends on the achievement of specific performance criteria that are set at the grant date such as the current market value of BMO’s common shares and BMO’s total shareholder return compared with that of its competitors. Distribution rights are subject to either cliff vesting at the end of the three year period or graded vesting over the three year period. Depending on the plan, participants receive either a single cash payment at the end of the three year period or three annual cash payments over the three year period.

The Bank was party to agreements made between BMO and third parties to assume a portion of the Bank’s obligations related to the 2007 and 2008 mid-term incentive plans. Amounts paid by the Bank under the agreements were capitalized and recognized as compensation expense over the performance cycles of the plans on a straight-line basis, including calendar year 2010. Amounts related to units granted to employees who were eligible to retire were expensed at the time of grant. Any future obligations to participants required under these plans will be the responsibility of the third parties.

For the obligations relating to the 2011 and 2012 plans for which BMO has not entered into agreements with third parties, the amount of compensation expense is amortized over the service period to reflect the current estimate of ultimate employer liability, which is a function of the current market value of BMO’s common shares. Adjustments for changes in estimates of ultimate payments to participants are recognized in current and future periods. The Corporation enters into certain total return swap contracts to minimize exposure to currency exchange rate and equity price fluctuations. The contracts are derivative instruments accounted for at fair value and do not qualify for hedge accounting.

The compensation expense related to the plans totaled $36.7 million, $22.5 million and $24.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The related tax benefits recognized for the years ended December 31, 2012, 2011 and 2010 totaled $14.0 million, $8.6 million and $9.2 million, respectively. The total unrecognized compensation cost related to nonvested awards was $0.3 million at December 31, 2012. The weighted average period over which it is expected to be recognized is approximately 2.4 years.

Deferred incentive plans

The Bank offers deferred incentive plans for certain employees. Under these plans, fees and annual incentive payments can be deferred as stock units of BMO common shares. These stock units are fully vested on the grant date. The value of these stock units is adjusted to reflect reinvested dividends and changes in the market value of BMO common shares.

Deferred incentive payments, which can be made in cash or shares, are paid upon retirement or resignation.

Expenses for these plans are recorded in the year the fees and incentive payments are earned. Changes in the amount of the incentive payments as a result of dividends and share price movements are recorded as expense in the period of the change.

Deferred incentive plan units granted during the years ended December 31, 2012, 2011 and 2010 totaled 3,516, 9,494 and 2,466, respectively. The weighted average grant date fair value of the units granted during the years ended December 31, 2012, 2011 and 2010 was $0.1 million, $0.3 million and $0.1 million, respectively.

Liabilities related to these plans are recorded in other liabilities in the Consolidated Statements of Condition and totaled $3.2 million and $2.3 million as of December 31, 2012 and 2011, respectively. No payments were made under these plans for the years ended December 31, 2012 and 2011.

Expenses related to these plans, which are recorded in the Consolidated Statement of Operations in employee compensation and benefits, were $1.0 million, $0.3 million and $0.3 million before tax, for the years ended December 31, 2012, 2011 and 2010, respectively ($0.6 million, $0.2 million and $0.2 million after tax, respectively).

A total of 64,970 and 48,712 deferred incentive plan units were outstanding at December 31, 2012 and 2011, respectively.

Employee share purchase plan

The BMO Employee Share Purchase Plan offers employees the opportunity to purchase BMO common shares at a discount of 15 percent from market value. Full-time and part-time employees of the Bank are eligible to participate in the plan. Employees can elect to contribute up to 15 percent of their salary toward the purchase of BMO common shares. The Bank contributes the difference between the employee cost and the market price. The shares in the plan are purchased on the open market and the plan reinvests all cash dividends in additional common shares. The Bank’s contribution is recorded as compensation expense over each three-month offering period. Compensation expense for the employee share purchase plan totaled $2.1 million, $0.9 million and $0.8 million in 2012, 2011 and 2010, respectively.

17.    Lease Expense and Obligations

Rental expense for all operating leases was $101.6 million in 2012, $71.9 million in 2011, and $46.9 million in 2010. Lease commitments are primarily for office space.

In March 2005, the Bank sold the land and building located at 111 West Monroe Street, Chicago, Illinois to a third party. Upon sale, the Bank entered into a leaseback agreement for approximately 50 percent of the building space with an average lease term of 16 years. The leaseback agreement meets the criteria to be recorded as an operating lease. The sale resulted in a gain which was deferred and is being amortized into income over the term of the leaseback. The remaining deferred gain resulting from the sale was $31.6 million and $34.9 million at December 31, 2012 and 2011, respectively. $3.2 million of deferred gain was amortized into income in each of 2012, 2011 and 2010.

In December 2001, the Bank closed on the sale of its operations center containing approximately 415,000 gross square feet located at 311 West Monroe Street, Chicago, Illinois, and leased back approximately 259,000 rentable square feet. The lease is recorded as an operating lease and the original term ended on December 31, 2011. The Bank has rights of first offering to lease additional space and options to extend to December 31, 2026. The lease was extended to December 31, 2014 with the option of returning half of the leased space at December 31, 2013. The remaining deferred gain resulting from the sale, which was being amortized into income over the original term of the lease, was zero as of both December 31, 2012 and 2011. $1.7 million of deferred gain was amortized into income in each of 2011 and 2010.

In addition, the Bank and other subsidiaries own or lease premises at other locations to conduct branch banking activities.

Minimum rental commitments as of December 31, 2012 for all non-cancelable operating leases are as follows:

Year	Amount
(In thousands)
2013	$63,700
2014	58,960
2015	50,464
2016	42,582
2017	37,529
Thereafter	265,448

Total minimum future rentals	$518,683

Occupancy expenses for 2012, 2011 and 2010 have been reduced by $9.1 million, $7.4 million, and $3.4 million, respectively, for rental income from leased premises.

18.    Income Taxes

The 2012, 2011 and 2010 applicable income tax expense (benefit) were as follows:

	Federal	State	Total
	(In thousands)
2012: Current	$(11,784)	$1,074	$(10,710)
Deferred	134,634	533	135,167

Total	$122,850	$1,607	$124,457

2011: Current	$(17,877)	$(1,143)	$(19,020)
Deferred	125,147	539	125,686

Total	$107,270	$(604)	$106,666

2010: Current	$23,093	$3,080	$26,173
Deferred	(69,682)	(3,629)	(73,311)

Total	$(46,589)	$(549)	$(47,138)

Net deferred tax assets are comprised of the following at December 31:

	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$375,681	$356,639
Deferred employee compensation	67,160	44,307
Deferred expense and prepaid income	192,536	124,349
Intangible assets and purchase accounting valuations	497,980	1,017,047
Federal tax loss carryforward	1,130,246	895,327
State tax loss carryforward	155,701	137,494
Tax credit carryforward	136,776	115,136
Other assets	23,901	12,815

Gross deferred tax assets	$2,579,981	$2,703,114
Valuation allowance	(149,522)	(154,633)

Deferred tax assets, net of valuation allowance	$2,430,459	$2,548,481

Deferred tax liabilities:
Depreciable assets	$(206,507)	$(186,208)
Pension and medical trust	(46,395)	(70,590)
Other liabilities	(9,635)	(1,188)

Gross deferred tax liabilities	$(262,537)	$(257,986)

Deferred tax assets	$2,167,922	$2,290,495
Tax effect of fair value adjustments on available-for-sale securities, pension liabilities and hedging transactions recorded directly to stockholder’s equity	79,127	59,959

Net deferred tax assets	$2,247,049	$2,350,454

Federal tax credit carryforwards at December 31, 2012 of approximately $136.8 million consist of approximately $41.2 million of AMT tax credits which do not expire and $95.6 million of general business credits that will expire in varying amounts in the years 2026 through 2032.

Federal tax loss carryforwards at December 31, 2012 of approximately $3,229.3 million will expire in varying amounts in the years 2020 through 2032.

State tax loss carryforwards at December 31, 2012 of approximately $3,273.4 million will expire in varying amounts in the years 2013 through 2032.

A valuation allowance of $149.5 million and $154.6 million exists at December 31, 2012 and 2011, respectively, to offset deferred tax assets related to the Bank’s state tax loss carryforwards and certain state deferred tax assets. During 2012, the valuation allowance decreased primarily due to the expiration of state tax loss carryforwards.

In evaluating deferred taxes for recoverability, the Bank considers the relative impact of positive and negative evidence, including historical financial performance and projections of future taxable income. In addition, future reversals of taxable temporary differences, tax planning strategies and tax recoveries are analyzed. Although realization is not assured, the Bank has concluded that there is sufficient positive evidence to overcome any negative evidence and support its conclusion that the federal deferred tax asset along with state deferred tax assets, except those noted above, will more likely than not be realized. The positive evidence includes two means by which the Bank is able to realize its net deferred tax asset. First, the Bank forecasts sufficient taxable income in the tax carryforward period, exclusive of tax planning strategies, to support the net deferred tax asset. Second, the Bank has identified tax planning strategies that would be employed, if necessary, to prevent a tax carryforward from expiring.

Based on the foregoing discussion, the tax loss carryforward period of 20 years provides enough time to utilize deferred tax assets relating to the existing net operating loss carryforwards and any tax loss that would be created by the reversal of the future net deductions that have not been taken on a tax return.

The Bank estimates future taxable income based on the Bank’s business plans. The Bank’s planning and forecasting forecast process is part of BMO’s overall process. In consultation with BMO’s economics department, these forecasts include assumptions on interest rates, GDP growth, unemployment rates, housing prices and the consumer price index. In addition, one-time items such as integration and restructuring costs associated with the M&I transaction are included in the projections.

In accordance with ASC 740, Income Taxes, the Bank has examined tax planning strategies available to the Bank that would be acted upon, if required. These strategies which support some, but not all, of the deferred tax asset include selling certain assets that produce tax exempt income, while re-investing the proceeds in assets that produce fully taxable income. In addition, BMO has indicated that they remain fully committed to supporting the Bank and have the capacity and willingness to implement tax planning strategies to ensure that the Bank’s tax loss carryforwards do not expire. Only those tax planning strategies that the Bank and BMO management consider prudent and feasible, and which management has the ability and intent to implement, have been incorporated into the Bank’s assessment. The primary and most significant parental support planning strategy is BMO’s commitment to infuse funds into the Bank by means of an interest free loan or capital into the Bank. Such a strategy would allow the Bank to reduce medium and long term borrowings and/or otherwise invest in assets that produce taxable income.

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate is provided below.

	Years Ended December 31
	2012	2011	2010
Federal statutory rate:	35.0%	35.0%	35.0%
Increase (reduction) in income tax benefits due to:
Bank-owned insurance	(5.5)	(5.0)	38.6
Valuation allowance change for state deferred taxes, net of federal effect	(1.5)	(1.2)	(17.8)
State income taxes, excluding valuation allowance, net of federal effect	1.6	1.1	18.6
Tax-exempt municipal income	(2.8)	(3.3)	38.6
Other, net	(4.1)	(3.8)	0.1

Actual income tax rate	22.7%	22.8%	113.1%

The balance of gross unrecognized tax benefits may decrease between zero and $18.9 million during the next twelve months depending upon the settlement of federal, state, and local audits.

With few exceptions, the Bank is no longer subject to U.S. federal, state or local income tax exams for years prior to 2008. The Bank joins in filing a consolidated Federal income tax return with its parent, BFC. During 2013, the Internal Revenue Service will begin its examination of the 2009, 2010 and 2011 consolidated Federal income tax returns of BFC. As of December 31, 2012, no significant adjustments have been proposed for the Bank’s federal or state tax positions.

The Bank recognizes penalties and the accrual of interest related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the interest and penalties recognized by the Bank were not significant and did not affect the annual effective tax rate. The Bank had approximately $0.1 million and $0.2 million accrued for the payment of interest and penalties at December 31, 2012 and 2011, respectively.

19.    Regulatory Capital

The Bank, as a federally-chartered bank, must adhere to the capital adequacy guidelines of the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”). The guidelines specify minimum ratios for Tier 1 capital to risk-weighted assets of 4 percent and total regulatory capital to risk-weighted assets of 8 percent.

Risk-based capital guidelines define total capital to consist primarily of Tier 1 (core) and Tier 2 (supplementary) capital. In general, Tier 1 capital is comprised of stockholder’s equity, including certain types of preferred stock, less certain capital deductions such as disallowed deferred tax assets, goodwill and certain other intangibles. Core capital must comprise at least 50 percent of total capital. Tier 2 capital basically includes subordinated debt (less a discount factor during the five years prior to maturity), other types of preferred stock and the allowance for loan losses. The portion of the allowance for loan losses includable in Tier 2 capital is limited to 1.25 percent of risk-weighted assets.

The Federal Reserve and OCC also require an additional measure of capital adequacy, the Tier 1 leverage ratio, which is evaluated in conjunction with risk-based capital ratios. The Tier 1 leverage ratio is computed by dividing period-end Tier 1 capital by adjusted quarterly average assets. The Federal Reserve and OCC established a minimum ratio of 3 percent applicable only to the strongest banking organizations having, among other things, excellent asset quality, high liquidity, good earnings and no undue interest rate risk exposure. Other institutions are expected to maintain a minimum ratio of 4 percent.

The Federal Deposit Insurance Corporation Improvement Act of 1991 contains prompt corrective action provisions that established five capital categories for all FDIC-insured institutions ranging from “well capitalized” to “critically undercapitalized.” Classification within a category is based primarily on the three capital adequacy measures.

Noncompliance with minimum capital requirements may result in regulatory corrective actions that could have a material effect on the Corporation’s financial statements.

As of December 31, 2012 and 2011, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. Management is not aware of any conditions or events since December 31, 2012 that have changed the capital category of the Bank.

At December 31, 2012 and 2011, the Bank had noncontrolling interests in preferred stock of subsidiaries of $250 million and $260.7 million, respectively. For the years ended December 31, 2012 and 2011, dividends declared and paid on the preferred stock were $18.6 million and $19.1 million, respectively. The preferred stock is included in the calculation of Tier 1 capital for the Bank under U.S. banking regulatory guidelines.

The following table summarizes the Bank’s risk-based capital ratios and Tier 1 leverage ratio for the past two years as well as the minimum amounts and ratios as per capital adequacy guidelines and FDIC prompt corrective action provisions. Ratios as of December 31, 2011 have not been recast to reflect the historical financial results of M&I Trust.

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Provisions
	Capital Amount	Capital Ratio	Capital Amount		Capital Ratio		Capital Amount		Capital Ratio
	(In thousands)
As of December 31, 2012:
Tier 1 Common to Risk-Weighted Assets (1)	$9,244,760	14.55%
Tier 1 Capital to Risk-Weighted Assets	$9,490,101	14.94%	≥	$2,540,788	≥	4.00%	≥	$3,811,181	≥	6.00%
Total Capital to Risk-Weighted Assets	$10,663,112	16.79%	≥	$5,081,575	≥	8.00%	≥	$6,351,969	≥	10.00%
Tier 1 Capital to Average Quarterly Assets	$9,490,101	11.06%	≥	$3,431,814	≥	4.00%	≥	$4,289,767	≥	5.00%
As of December 31, 2011:
Tier 1 Common to Risk-Weighted Assets (1)	$8,573,206	13.93%
Tier 1 Capital to Risk-Weighted Assets	$8,828,959	14.34%	≥	$2,462,750	≥	4.00%	≥	$3,694,125	≥	6.00%
Total Capital to Risk-Weighted Assets	$10,291,543	16.72%	≥	$4,924,183	≥	8.00%	≥	$6,155,229	≥	10.00%
Tier 1 Capital to Average Quarterly Assets	$8,828,959	9.91%	≥	$3,563,657	≥	4.00%	≥	$4,454,571	≥	5.00%

(1)	There is no published regulatory minimum for the Tier 1 common ratio.

20.    Investments in Subsidiaries and Statutory Restrictions

BHB’s investment in the combined net assets of its wholly-owned subsidiaries was $5.0 billion and $8.8 billion at December 31, 2012 and 2011, respectively. The Bank has adjusted the prior period amount for previously excluded subsidiaries.

Provisions of Federal banking laws place restrictions upon the amount of dividends that can be paid to BFC by its bank subsidiaries. The National Bank Act requires all national banks to obtain prior approval from the OCC if dividends declared by the national bank (including subsidiaries of the national bank, except for dividends paid by such subsidiary to the national bank), in any calendar year, will exceed its net income for that year, combined with its retained income (as defined in the applicable regulations) for the preceding two years. These provisions apply to a national bank and its subsidiaries on a consolidated basis, notwithstanding the earnings of any subsidiary on a stand-alone basis. Beginning in 2009, the Bank no longer had sufficient capacity to declare and pay dividends without prior regulatory approval of the OCC. As a result, Harris Preferred Capital Corporation (“HPCC”), as an indirect subsidiary of the Bank, became subject to the provisions relating to dividend approval and the Bank was required to receive prior approval from the OCC before HPCC declared dividends on the Preferred Shares. Prior approval from the OCC was received for the dividend declarations in 2010 and the dividend declarations in March 2011, May 2011 and August 2011.

Because the Banks’s third quarter 2011 earnings were sufficient to eliminate the need for OCC approval of dividends on the Preferred Shares that were declared by the board of HPCC in the fourth quarter ending December 31, 2011, the Bank was not required to obtain approval from the OCC for such a declaration. Further, the Bank was not required to obtain approval from the OCC for dividends on the Preferred Shares declared by the board of HPCC in 2012. The need to request similar approvals from the OCC for subsequent quarters will be determined by the Bank’s earnings for those future periods. There is no assurance that the Bank and HPCC will not be subject to the requirement to receive prior regulatory approvals for Preferred Shares dividend payments in the future or that, if required, such approvals will be obtained. Actual dividends paid could be subject to further restrictions related to regulatory capital adequacy guidelines. There were no cash dividends paid to BFC by the Bank in 2012 or 2011.

On July 5, 2011, BMO completed the acquisition of M&I. The acquisition was subject to an OCC Commitment Letter requiring the Bank to develop and submit a comprehensive capital plan to the OCC. BFC and the Bank’s 2013 capital plan was submitted to the Federal Reserve Board and the OCC on January 7th, 2013. This was the second annual capital plan submitted. On March 14, 2013, BFC received a non-objection letter from the Federal Reserve related to its capital plan.

The Bank is required by the Federal Reserve Act to maintain reserves against certain of their deposits. Reserves are held either in the form of vault cash or balances maintained with the Federal Reserve Bank. Required reserves are essentially a function of daily average deposit balances and statutory reserve ratios prescribed by type of deposit. During 2012 and 2011, daily average reserve balances of $842.1 million and $518.7 million, respectively, were required for the Bank. At December 31, 2012 and 2011, balances on deposit at the Federal Reserve Bank totaled $11.4 billion and $16.8 billion, respectively. Interest income recognized in the years ended December 31, 2012, 2011 and 2010 related to such deposits was $31.7 million, $41.6 million and $25.8 million, respectively.

21.    Contingent Liabilities and Litigation

The Bank and certain of its subsidiaries are party to legal proceedings, including regulatory investigations, in the ordinary course of their businesses. Reserves are established for legal claims when management determines that it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. No material reserves have been recorded related to legal proceedings or regulatory investigations as of December 31, 2012 or 2011. While there is inherent difficulty in predicting the outcome of these proceedings, management believes that current legal reserves are adequate and does not expect the outcome of any of these proceedings, individually or in the aggregate, to have a material adverse effect on the Bank’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters may differ from management’s current assessments.

22.    Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss shown in stockholder’s equity, net of tax:

	Unrealized Gain on Securities Available-For-Sale	Pension and Postretirement Adjustments	Unrealized Loss on Cash Flow Hedge Activity	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2012	$84,772	$(179,994)	$(44,452)	$(139,674)

Balance at December 31, 2011	$103,322	$(137,482)	$(64,145)	$(98,305)

Balance at December 31, 2010	$41,484	$(85,184)	$(92,659)	$(136,359)

23.    Foreign Activities (by Domicile of Customer)

Income and expenses identifiable with foreign and domestic operations are summarized in the table below:

	Foreign	Domestic	Consolidated
	(In thousands)
2012
Total operating income	$49,295	$4,281,282	$4,330,577
Total expenses	891	3,782,610	3,783,501

Income from operations before taxes	$48,404	$498,672	$547,076
Applicable income tax expense	18,878	105,579	124,457

Net income	$29,526	$393,093	$422,619

Identifiable assets at year-end	$4,778,827	$90,486,136	$95,264,963

2011
Total operating income	$22,578	$3,144,294	$3,166,872
Total expenses	7,554	2,691,489	2,699,043

Income from operations before taxes	$15,024	$452,805	$467,829
Applicable income tax expense	5,859	100,807	106,666

Net income	$9,165	$351,998	$361,163

Identifiable assets at year-end	$3,331,656	$94,187,781	$97,519,437

2010
Total operating income	$20,350	$1,784,816	$1,805,166
Total expenses	13,491	1,814,917	1,828,408

Income from operations before taxes	$6,859	$(30,101)	$(23,242)
Applicable income tax expense	2,726	(49,864)	(47,138)

Net income	$4,133	$19,763	$23,896

Determination of rates for foreign funds generated or used is based on the actual external costs of specific interest-bearing sources or uses of funds for the periods. Certain unidentifiable income and expenses were allocated to foreign operations based on the percentage of identifiable foreign income to total income. As of December 31, 2012 and 2011, identifiable foreign assets accounted for 5.0 percent and 3.4 percent, respectively, of total consolidated assets. Assets and liabilities denominated in foreign currencies have been translated into United States dollars at respective year-end rates of exchange. Monthly translation gains or losses are computed at rates prevailing at month-end. There were no material translation gains or losses during either year presented.

24.    Interests in Variable Interest Entities

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

Troubled debt restructuring

The Bank enters into debt modifications (some qualifying under GAAP as troubled debt restructurings) where the borrowers emerge as VIEs in relation to the Bank. The Bank may hold equity investments in the VIEs along with modified debt due from the VIEs. The Bank does not have the ability to direct the activities that most significantly affect the VIEs’ economic performance and is not required to consolidate them. In addition, the Bank’s interests in the VIEs are not considered significant variable interests as defined by GAAP at December 31, 2012 and 2011.

Community Reinvestment Act (“CRA”) Investments

The Bank is committed to community reinvestment and takes affirmative steps to help meet the credit needs of the local communities it serves. For this purpose, the Bank invests in private investment funds that make investments in affordable housing entities and other community projects. The Bank’s involvement in these entities is limited to providing funding in the form of subordinated debt or equity interests. The Bank receives tax credits for these investments. For those investment funds considered to be VIEs, the Bank does not have the power to direct the activities of the entities that significantly affects their economic performance and therefore is not required to consolidate. At December 31, 2012, the aggregate carrying value of investments in the form of subordinated debt amounted to $47.8 million represented an involvement in 38 entities. At December 31, 2011, the aggregate carrying value of investments in the form of subordinated debt amounted to $21.2 million represented an involvement in 26 entities.

The Bank’s maximum exposure to loss as a result of its involvement with these entities is generally limited to the carrying value of these investments plus any unfunded commitments on projects that are not completed. At December 31, 2012, the aggregate carrying value of the subordinated debt and equity investments amounted to $206.2 million and the amount of unfunded commitments outstanding was $134.1 million. At December 31, 2011, the aggregate carrying value of the subordinated debt and equity investments amounted to $129.1 million and the amount of unfunded commitments outstanding was $53.3 million.

25.    Related Party Transactions

During 2012, 2011 and 2010, the Bank engaged in various transactions with BMO and its subsidiaries. These transactions included the payment and receipt of service fees and occupancy expenses; purchasing and selling Federal funds, repurchase and reverse repurchase agreements; short and long-term borrowings; interest rate and foreign exchange rate contracts. The purpose of these transactions was to facilitate a more efficient use of combined resources and to better serve customers. Fees for these services were determined in accordance with applicable banking regulations. During 2012, 2011 and 2010, the Bank received from BMO approximately $52.1 million, $39.0 million and $34.8 million, respectively, primarily for data processing, other operations support and corporate support provided by the Corporation. Excluding the interest expense payments disclosed below, the Bank made payments for services to BMO of approximately $228.8 million, $122.4 million and $88.3 million in 2012, 2011 and 2010, respectively. During 2012, 2011 and 2010, the Bank received from BFC approximately $73.4 million, $66.8 million and $69.8 million, respectively, primarily for data processing, other operations support and corporate support provided by the Bank. Excluding interest expense payments disclosed below, the Bank made payments for services to BFC of approximately $11.6 million, $8.3 million and $8.6 million in 2012, 2011 and 2010, respectively.

At December 31, 2012, derivative contracts with BMO represented $451.0 million and $362.9 million of unrealized gains and unrealized losses, respectively. At December 31, 2011, derivative contracts with BMO represented $713.0 million and $627.6 million of unrealized gains and unrealized losses, respectively. At December 31, 2010, derivative contracts with BMO represented $350.8 million and $422.6 million of unrealized gains and unrealized losses, respectively.

In June 2007, the Bank amended the leaseback agreement for the building located at 111 West Monroe Street, Chicago, Illinois. The Bank received from BMO Chicago Branch a payment of $6.1 million as compensation for the extension of the original lease termination dates and a payment of $5.8 million as compensation for the vacancy anticipated on the original lease. The payments were deferred and are amortized on a straight-line basis over the remaining term of the lease. Deferred revenue of $0.7 million was recognized in each of 2012, 2011 and 2010.

The Bank and BMO combined their U.S. foreign exchange activities. Under this arrangement, foreign exchange net profit is shared by the Bank and BMO in accordance with a specific formula set forth in the agreement. This agreement expires on September 30, 2014 but may be extended at that time. Either party may terminate the arrangement at its option. Foreign exchange revenues are reported net of expenses. During 2012, 2011 and 2010, foreign exchange revenues were $5.5 million and $3.0 million, and $4.9 million, respectively, under this agreement.

The Bank has loans outstanding to certain executive officers and directors. These loans totaled $2.3 million and $1.9 million at December 31, 2012 and 2011, respectively. The Bank also has loans outstanding to certain executive officers and directors of BFC. These loans totaled $96.0 million and $66.4 million at December 31, 2012 and 2011, respectively. The total unfunded commitments outstanding relating to the loans to certain executive officers and directors of the Bank and BFC were $12.7 million and $34.4 million at December 31, 2012 and 2011, respectively.

During 2012 and 2011 the Bank held demand deposits on behalf of BMO and its subsidiaries. At December 31, 2012 and 2011, the Bank had $575.3 million and $506.6 million of such deposits, respectively. The Bank also held a foreign demand deposit with another BMO affiliate of $2.6 billion as of December 31, 2011 and there were no foreign demand deposits as of December 31, 2012.

The Bank enters into purchases of securities, primarily U.S. Treasury and Federal agency securities, under agreements to resell identical securities with BFC and its subsidiaries. The amounts advanced under these agreements represent short-term loans and are reflected as assets in the Consolidated Statement of Condition. Securities purchased under agreement to resell between the Bank and BFC and its subsidiaries totaled $1.6 billion and $1.7 billion at December 31, 2012 and 2011, respectively.

The Bank enters into sales of securities, primarily U.S. Treasury and Federal agency securities under agreements to repurchase identical securities. The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Consolidated Statements of Condition. Securities sold under agreement to repurchase between the Bank and BFC and its subsidiaries totaled $220.4 million and $410.3 million at December 31, 2012 and 2011, respectively.

The following tables summarize the Bank’s related party transactions for long-term notes (senior and subordinated), short-term notes and certificates of deposit:

	Interest Expense Year Ended December 31		Loan Balance December 31
	2012	2011	2012	2011	Rate	Reprice
	(In thousands)
Long-term notes — senior/unsecured
Floating rate senior note to BMO subsidiary due June 13, 2011	—	1,421	—	—	14bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	—	7,184	—	—	145bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO subsidiary due September 29, 2011	—	653	—	—	145bps + 90 day LIBOR	Quarterly
Floating rate senior note to BMO branch due August 14, 2012	4,279	4,998	—	1,100,000	14bps + 90 day LIBOR	Quarterly

Total long-term notes — senior/unsecured	$4,279	$14,256	$—	$1,100,000

Long-term notes — subordinated
Floating rate subordinated note to BFC due May 31, 2014	$839	$657	$100,000	$100,000	35bps + 90 day LIBOR	Quarterly
Floating rate subordinated note to BFC due May 31, 2016	861	683	100,000	100,000	38bps + 90 day LIBOR	Quarterly

Total long-term notes — subordinated	$1,700	$1,340	$200,000	$200,000

Total long-term notes	$5,979	$15,596	$200,000	$1,300,000

	Interest Expense Year Ended December 31		Certificate of Deposit Balance December 31
	2012	2011	2012	2011	Rate	Reprice
	(In thousands)
Certificate of deposit
Certificate of deposit to BMO subsidiary due on February 7, 2011	—	1	—	—	0.18%	Fixed
Certificate of deposit to BMO subsidiary due on July 29, 2011	—	6,720	—	—	93bps + 90 day LIBOR	Quarterly
Certificate of deposit to BMO subsidiary due on January 4, 2012	—	2	—	3,750	0.12%	Fixed
Certificate of deposit to BFC subsidiary due on January 14, 2013	3	—	3,755	—	0.10%	Fixed

Total certificates of deposit	$3	$6,723	$3,755	$3,750

In 2010, the Bank’s interst expense on long-term notes and certificates of deposit was $21.4 million and $6.7 million, respectively.

26.    Restructuring Charge

During 2011, the Bank recorded restructuring costs relating to the M&I acquisition of $32.2 million in the Consolidated Statement of Operations, and a corresponding liability for restructuring costs, measured initially at its fair value. The costs related primarily to severance and other employee-related charges, premises-related charges, and contract termination charges.

During 2012, Bank recorded additional restructuring costs of $4.4 million, primarily related to severance and other employee-related charges as a result of the on-going efforts to integrate the operations of M&I.

The following table summarizes the activity related to the Bank’s accrual for restructuring during 2011 and 2012. The Bank expects substantially all of the accrual as of December 31, 2012 to be paid out within one year.

	Severance and retention related charges	Premises related charges	Contract termination and other related charges	Total
Balance at December 31, 2010	$—	$—	$—	$—
Restructuring accruals during the year	29,744	1,050	1,356	32,150
Paid during the year	(5,819)	(59)	(1,356)	(7,234)

Balance at December 31, 2011	$23,925	$991	$—	$24,916
Restructuring accruals during the year	4,390	—	—	4,390
Paid during the year	(15,817)	(161)	—	(15,978)

Balance at December 31, 2012	$12,498	$830	$—	$13,328

27.    Visa Indemnification Charge

The Bank was a member of Visa U.S.A. Inc. (“Visa U.S.A.”) and in 2007 received shares of restricted stock in Visa, Inc. (“Visa”) as a result of its participation in the global restructuring of Visa U.S.A., Visa Canada Association, and Visa International Service Association in preparation for an initial public offering by Visa. The Bank and other Visa U.S.A. member banks are obligated to share in potential losses resulting from certain indemnified litigation involving Visa that has been settled.

A member bank such as the Bank is also required to recognize the contingent obligation to indemnify Visa under Visa’s bylaws (as those bylaws were modified at the time of the Visa restructuring on October 3, 2007) for potential losses arising from the other indemnified litigation that has not yet settled at its estimated fair value. The Bank is not a direct party to this litigation and does not have access to any specific, non-public information concerning the matters that are the subject of the indemnification obligations. While the estimation of any potential losses is highly judgmental, as of December 31, 2007, the Bank recorded a liability and corresponding charge of $34.0 million (pretax) for the remaining litigation.

The initial public offering (IPO) of Visa shares occurred on March 25, 2008 followed by a mandatory partial redemption of the Bank’s restricted stock in Visa that took place in two parts: exchange for cash and funding of the covered litigation escrow account. Visa funded the U.S. litigation escrow account with IPO proceeds.

The Bank’s recorded litigation reserve was adjusted as the escrow account was funded. In December 2011 and March 2011, the Bank recorded decreases to noninterest expense of $8.9 million and $2.2 million, respectively, as a reduction in the Visa litigation reserve to reflect Visa’s use of a portion of the Bank’s restricted stock to fund the escrow account available to settle certain litigation matters.

On July 15, 2012, Visa, other direct parties and the plaintiffs reached a tentative settlement under which litigants will receive a cash settlement previously accrued for, as well as an eight month interchange fee concession of 10 basis points. The Bank recognized an expense of $4.9 million related to the short-term reduction in interchange fees. The final settlement of the Visa litigation remains uncertain. As of both December 31, 2012 and 2011, the reserve relating to the Visa litigation matter included in the Consolidated Statements of Condition was zero.

28.    Other Assets

Other investment securities

Other securities recorded in other assets on the Bank’s Consolidated Statements of Condition include primarily Federal Reserve stock, FHLB stock, and CRA investments. Other securities totaled $834.0 million at December 31, 2012 and $805.4 million at December 31, 2011.

Federal Reserve stock totaled $358.5 million and $312.0 million at December 31, 2012 and 2011, respectively, and FHLB stock totaled $269.1 million and $364.1 million at December 31, 2012 and 2011, respectively. The Bank is required to own these securities as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these financial institutions. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, their fair value is considered to be equal to amortized cost unless there is an identified event that may have a significant adverse effect on their fair value. No other-than-temporary impairment was recorded for Federal Reserve stock or FHLB stock during 2012 or 2011.

CRA investments and other nonmarketable securities are also subject to ongoing impairment reviews. See Note 3 to the Consolidated Financial Statements for additional information on the impairment review applied to all investments, including nonmarketable securities. During 2012, the Bank recorded no other-than-temporary impairment on CRA investments. During 2011, the Bank recorded other-than-temporary impairment of $0.6 million on eight CRA investments. During 2010, the Bank recorded other-than-temporary impairment of $0.2 million on four CRA investments. Losses related to declines in the estimated fair value of the investments were recorded in the Consolidated Statements of Operations to other noninterest income in 2011 and 2010.

Indemnification asset

The acquisition of AMCORE from the FDIC included a loss share agreement with the FDIC. The loss share agreement provides for reimbursement from the FDIC for 80% of losses incurred on covered assets, including loans and OREO, subsequent to acquisition date. At acquisition, acquired loans and OREO of $1.5 billion and $23.0 million, respectively, were subject to the loss share agreement. An indemnification asset estimated at a fair value of $427.5 million was recorded at acquisition based on the present value of expected cash flows to be received from the FDIC for loss reimbursements covered by the agreement. The indemnification asset is included in other assets and is adjusted as actual losses are reimbursed and as expected cash flows to be received from the FDIC change. Subsequent to the acquisition date but prior to December 21, 2010, the FDIC indemnification asset was increased by approximately $8.1 million due to an increase in expected cash flows to be received from the FDIC from those initially expected and was reduced by $75.2 million for losses reimbursed by the FDIC. During the year ended December 31, 2011, the FDIC indemnification asset was decreased by approximately $28.3 million due to a decrease in the expected cash flows to be received from the FDIC and was reduced by $101.1 million for losses reimbursed by the FDIC. During the year ended December 31, 2012, the indemnification asset was decreased by approximately $20.3 million due to a decrease in the expected cash flows to be received from the FDIC and was reduced by $36.9 million for losses reimbursed by the FDIC. The balance was $173.3 million and $230.5 million at December 31, 2012 and 2011, respectively.

Other real estate owned

At December 31, 2012, OREO totaled $269.2 million which was net of a valuation allowance of $64.1 million, and $33.0 million of total OREO was covered by the FDIC loss share agreement. At December 31, 2011, OREO totaled $277.4 million which was net of the valuation allowance of $13.9 million, and $28.5 million of total OREO was covered by the FDIC loss share agreement.

Property held for sale

Property held for sale is recorded in other assets at the lower of cost or fair value less estimated selling costs. The carrying value of property held for sale was $10.2 million and $3.8 million at December 31, 2012 and 2011, respectively. All changes in the valuation allowance were recorded directly to noninterest expense during the years ended December 31, 2012 and 2011.

29.    Subsequent Events

The consolidated financial statements have been prepared by management from the books and records of the Bank. The statements reflect all adjustments and disclosures which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through March 15, 2013, the date the consolidated financial statements were issued.